Form 10-K/A
period 1996-01-31
WIND RIVER SYSTEMS INC
filed 1996-05-30
CIK 833829

                      Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


                           AMENDMENT TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1996       Commission file number 0-21342


                            Wind River Systems, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                                             94-2873391
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                        Identification Number)


                1010 Atlantic Avenue, Alameda, California 94501
                    (Address of principal executive offices)

                                 (510) 748-4100
                        (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.00067 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best of registrant's knowledge, in any amendment to this Form 10-K/A. [   ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 1996 was $232,924,000.

Number of shares of common stock outstanding as of April 30, 1996:  13,878,876

                           WIND RIVER SYSTEMS, INC.

                                     INDEX



Item 10.        Directors and Executive Officers of the Registrant               2

Item 11.        Executive Compensation                                           4

Item 12.        Security Ownership of Certain Beneficial Owners and Management   9

Item 13.        Certain Relationships and Related Transactions                  10

SIGNATURE                                                                       11


ITEM 10 - Directors and Executive Officers of the Registrant

     Set forth below is information regarding directors and executive officers of the Company.


Name                     Age  Position with the Company
- -----------------------  ---  --------------------------------------------------
Jerry L. Fiddler          44  Chairman of the Board
Ronald A. Abelmann        58  President and Chief Executive Officer and Director
David N. Wilner           42  Chief Technical Officer and Director
Robert L. Wheaton         49  Senior Vice President of Sales
David G. Fraser           32  Vice President of Engineering
Richard W. Kraber         55  Vice President of Finance, Chief Financial Officer
                              and Secretary
David Larrimore           44  Vice President of Marketing
Stephen Li                43  Vice President of Business Development
Graham Shenton            56  Managing Director of European Operations
William B. Elmore (1)     43  Director
David B. Pratt (1)        56  Director


(1)  Member of the Audit Committee and Compensation Committee


    Mr. Fiddler co-founded the Company in February 1983, and currently serves as Chairman of the Board. From February 1983 to March 1994, he also served as Chief Executive Officer of the Company. Prior to founding the Company, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and an M.S. in computer science from the University of Illinois.

    Mr. Abelmann joined the Company in March 1994 as Chief Executive Officer, President and Director. From 1987 to 1993, he served as the founding Chief Executive Officer of Vantage Analysis Systems, a developer of VHDL-based simulation software for design automation. Prior to then, he served as Group Vice President and General Manager for the Instrument Division of Varian Associates. Mr. Abelmann holds B.S. and M.S. degrees in applied physics from the University of California at Los Angeles, and an M.B.A. from Stanford University.

    Mr. Wilner co-founded the Company in February 1983 and currently serves as Chief Technical Officer and a Director. Prior to founding the Company, he was a senior staff scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Wilner holds a B.S. in computer science from the University of California at Berkeley.

    Mr. Wheaton joined the Company in March 1992 and currently serves as Senior Vice President of Sales. From 1989 to 1991, he served as the Vice President, Marketing of ShareBase Corporation, a relational database hardware and software company. From 1988 to 1989, he served as the Western Regional Manager of Powersoft Corporation, a computer software company. Mr. Wheaton holds a B.S. in automotive engineering from Western Michigan University.

    Mr. Fraser joined the Company in September 1991 and currently serves as Vice President of Engineering. From 1988 to 1991, he served as a product marketing manager at Unisys/Convergent. From 1985 to 1988, he was a software engineer at Hewlett-Packard in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

    Mr. Kraber joined the company in August 1995 and currently serves as Vice President of Finance and Chief Financial Officer. From 1991 to 1995, he served as Chief Operating Officer and Chief Financial Officer of Peerless Lighting, an industrial lighting products company. Prior to then, he was Chief Financial Officer for GardenAmerica and a consultant and engagement manager for McKinsey & Company. Mr. Kraber has a B.S. in mathematics from Stanford University and an M.B.A. from Harvard University.

    Mr. Larrimore joined the company in May 1995 and currently serves as Vice President of Marketing. From 1991 to 1995, he was Vice President of Marketing for Destiny Technology, a computer software company. Prior to then, he held a consulting position with McKinsey & Company and a management position with Dow Chemical. Mr. Larrimore holds a B.S. in chemical engineering from the Georgia Institute of Technology and an M.B.A from Stanford.

    Mr. Li joined the company in February 1994 and currently serves as Vice President of Business Development. From 1993 to 1994, he was Vice President of Marketing for DSET Corporation, a computer software company. From 1991 to 1993, he was Vice President of Technical Services for Integrated Systems, Inc., a computer software company. Prior to then, he served as General Manager and Chief Financial Officer of Software Components Group. Mr. Li holds a B.S. in Computer Science from Massachusetts Institute of Technology.

    Mr. Shenton joined the Company in July 1994 and currently serves as Managing Director of European Operations. From 1990 until the date he joined the Company, he was Managing Director of Vantage Analysis Systems Europe, Ltd., a developer of VHDL-based simulation software for design automation. From 1986 to 1989, he was Managing Director of IMP Europe, Ltd., a semiconductor design and application firm. Mr. Shenton holds a B.E. degree from Sydney University, Australia and an M.E. degree from the University of New South Wales, Australia.

    Mr. Elmore became a director of the Company in August 1990. He is currently a general partner of Foundation Capital, a venture capital investment firm. From 1987 to 1995, he was a general partner of Inman & Bowman and Inman & Bowman Entrepreneurs, venture capital investment firms. Mr. Elmore holds a B.S. and an M.S. in electrical engineering from Purdue University and an M.B.A. from Stanford University. Mr. Elmore currently serves on the board of directors of ParcPlace--Digitalk, Inc.

    Mr. Pratt became a director of the Company in April 1995. He has been an officer of Adobe Systems Incorporated, a developer of software for printing and publishing, since 1988. He is currently a Senior Vice President and Chief Operating Officer at Adobe. From 1987 to 1988, he was Executive Vice President and Chief Operating Officer of Logitech Corporation. From 1986 to 1987, he was Senior Vice President and Chief Operating Officer of Quantum Corporation. Mr. Pratt holds a B.S.E.E. degree from the Massachusetts Institute of Technology and an M.B.A. from the University of Chicago. Mr. Pratt currently serves on the board of directors of Radius, Inc.

ITEM 11 - Executive Compensation

     On May 24, 1996, a three-for-two stock split was effected by means of payment of a stock dividend with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this section have been adjusted to give effect to the stock dividend.

Compensation of Directors

     Each Non-Employee Director receives a per meeting fee of $1,200. In accordance with Company policy, Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Directors who are also executive officers of the Company are not separately compensated for their service as directors.

     All Non-Employee Directors participate in the Company's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase Common Stock of the Company to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company ("Non-Employee Directors"). Under the Directors' Plan, each person who was a Non-Employee Director on April 27, 1995, and each person after such date who is elected for the first time as a Non-Employee Director will automatically be granted an option to purchase 15,000 shares of Common Stock upon the date of his or her election to the Board, whichever is applicable. Additionally, on April 1 of each year, commencing with April 1, 1996, each person who is then a Non-Employee director automatically will be granted an option to purchase 3,000 shares of Common Stock. The aggregate number of shares of Common Stock authorized for issuance pursuant to the exercise of options granted under the Directors' Plan is 150,000.

     During the last fiscal year, the Company granted options covering 30,000 shares to each of Messrs. Elmore and Pratt at an exercise price of $8.25 per share. The fair market value of such Common Stock on the date of such grant was $8.25 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of May 22, 1996, no options had been exercised under the Directors' Plan.

                          Summary Compensation Table

     The following table shows for the fiscal year ended January 31, 1996, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers who earned over $100,000, (the "Named Executive Officers"):

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                     Awards
                                     Fiscal          Annual Compensation                        -----------------
                                     ------          -------------------           All          Shares Underlying
Name and Principal Position           Year           Salary     Bonus(1)          Other(2)        Options (#)(3)
- ------------------------------        ----           ------     -------           -------       -----------------
Ronald A. Abelmann (4)                1996          $201,667   $100,000              --                90,000
  President, Chief Executive          1995           171,975     75,000              --               543,750
   Officer and Director               1994              --         --                --                  --

Jerry L. Fiddler                      1996           140,833     64,228              --                31,500
  Chairman of the Board               1995           135,000     32,326           $  3,000               --
                                      1994           125,000       --                3,000               --

David N. Wilner                       1996           140,833     64,398               --               31,500
  Chief Technical Officer and         1995           135,000     31,401              3,000               --
   Director                           1994           135,000       --                3,000               --

Robert L. Wheaton                     1996           135,000     83,115               --               36,000
  Senior Vice President of Sales      1995           135,000     66,249               --                 --
                                      1994           110,000     87,594               --               75,000

Graham Shenton (5)                    1996           130,000     80,000               --               27,000
  Managing Director of European       1995            61,600     25,945               --              105,000
    Operations                        1994              --         --                 --                 --


 (1) Includes bonuses earned in respective fiscal year and paid the following fiscal year pursuant to the Company's fiscal management incentive arrangements and sales commission.

 (2) Includes perquisites consisting of cost of tax and financial planning by third parties.

 (3) All options are issued at prices ranging from 85% to 110% of fair market value.

 (4) Mr. Abelmann joined the Company in March 1994.

 (5) Mr. Shenton joined the Company in July 1994.

                       Stock Option Grants and Exercises

  The following tables show for the fiscal year ended January 31, 1996, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:


                       Option Grants in last fiscal year
                       ---------------------------------

                                                                                     Potential Realizable Value at Assumed
                   Number of                                                                    Annual Rates of
                    Shares          % of Total                                             Stock Price Appreciation
                  Underlying     Options Granted         Per Share                             for Option Term (3)
                   Options       to Employees in         Exercise      Expiration    ---------------------------------------
Name              Granted(1)      Fiscal Year (2)         Price           Date           0%           5%               10%
- ----              ---------      ----------------         -----           ----       -------       --------        ---------
Ronald A.           37,500             4.3%              $ 7.01          6/26/05     $ 46,000      $241,000        $  539,000
Abelmann            52,500             6.0                16.08          1/31/06      149,000       774,000         1,732,000

Jerry L.            22,500             2.6                 9.07          6/26/00            -        33,000            95,000
Fiddler              9,000             1.0                20.81          1/31/01            -        30,000            87,000

David N.            22,500             2.6                 9.07          6/26/00            -        33,000            95,000
Wilner               9,000             1.0                20.81          1/31/01            -        30,000            87,000

Robert L.           22,500             2.6                 7.01          6/26/05       28,000       145,000           324,000
Wheaton             13,500             1.6                16.08          1/31/06       38,000       199,000           445,000

Graham              18,000             2.1                 7.01          6/26/05       22,000       116,000           259,000
Shenton              9,000             1.0                16.08          1/31/06       26,000       133,000           297,000


(1) Options granted become exercisable at a rate of 1/4 of the shares subject to option at the end of the first year and 1/48 of the shares subject to the option at the end of each month thereafter. All options may be repriced by the Company's board of directors.

(2)  Based on 868,500 options shares granted in fiscal year 1996.

(3) The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders. There can be no assurance that the values shown in this table will be achieved.

               Aggregated Option Exercises in Fiscal Year 1996,
               And Value of Options at End of Fiscal Year 1996
               -----------------------------------------------

                                                                      Number of
                                                                      Securities
                                                                      Underlying
                                                                     Unexercised           Value of Unexercised
                                                                    Options at End       In-the-Money Options at
                            Number of                               of Fiscal 1996                 End
                       Shares Acquired on         Value              Exercisable/           of Fiscal 1996 (2)
Name                       Exercise(#)       Realized ($)(1)        Unexercisable       Exercisable/Unexercisable
- ----                       ----------        ---------------        -------------       -------------------------
Ronald A. Abelmann                                                 228,109/405,641        $4,247,000/$7,552,000
Jerry L. Fiddler              --                    --                    0/31,500                  $0/$417,000
David N. Wilner               --                    --                    0/31,500                  $0/$417,000
Robert L. Wheaton           13,500               $146,895            89,081/77,420        $1,541,000/$1,340,000
Graham Shenton                --                    --               41,559/81,441          $786,000/$1,540,000


(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at January 31, 1996 minus the exercise price of the options.

                             Employment Agreement

     In March 1994, Ronald A. Abelmann joined the Company as President and Chief Executive Officer. Mr. Abelmann's current base salary is $230,000 per year with a bonus of up to 50% of such base salary determined upon the achievement of worldwide goals related to revenue and net income.

     As part of his compensation package, Mr. Abelmann was granted an option to purchase 543,750 shares of the Company's Common Stock under the 1987 Plan at fair market value at that time. In addition, 75,000 shares of the Company's Common Stock were purchased with cash and a full recourse promissory note (the "Note"), also under the 1987 Plan. None of such shares is subject to any repurchase option by the Company. The Note in the amount of $182,812.50 bears interest at 5.36% per annum with interest payable annually in arrears and the outstanding principal due and payable on March 4, 1998. The full amount of the
Note is secured by a pledge of shares of Common Stock of the Company. On May 24, 1996, a three-for-two stock split was effected by means of payment of a stock dividend with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this section have been adjusted to give effect to the stock dividend.


                                Severance Plan

     In November 1995, the Compensation Committee of the Board of Directors adopted a Change in Control Incentive and Severance Benefit Plan (the "Severance Plan") to provide an incentive to officers of the Company with the title of Vice President or above in the event of certain "change of control" transactions, and severance benefits in the event of certain terminations of employment within twelve (12) months of the change of control.

     Upon the occurrence of a change of control, all executive officers, except the Chief Executive Officer, will receive acceleration of vesting for all shares subject to stock options which would otherwise have vested within one year of the date of the change of control. The Chief Executive Officer will receive two years' worth of accelerated vesting credit, except to the extent that the option acceleration would create adverse tax consequences for the Chief Executive Officer and the Company under the golden parachute provisions of sections 280G and 49999 of the Code.

     If an executive officer other than the Chief Executive Officer is terminated without "Cause" or voluntarily terminates with "Good Reason" (in each case as defined in the Severance Plan) within twelve (12) months of a change in control, the executive will receive continued pay for 12 months (including an estimated bonus amount), continued health insurance for the same period, and accelerated vesting for stock options which would otherwise vest within one year of the date of termination. In addition, any shares which would have received acceleration vesting on account of the change in control but did not because of the limitation to avoid the golden parachute tax provisions shall receive accelerated vesting at this time. If the total severance payments would cause an executive to become liable for golden parachute excise tax payments, then the Company shall pay that executive's excise tax liability and all other taxes associated with the company's payment of the excise tax in order to leave the executive in the same after-tax position as if no excise tax had been imposed.

ITEM 12 - Security Ownership Of Certain Beneficial Owners And Management

     The following table and footnotes set forth certain information regarding the ownership of the Company's Common Stock as of April 30, 1996, by: (i) each director and nominee for director as of April 30, 1996; (ii) each of the Executive Officers named in the Summary Compensation Table employed by the Company in that capacity on January 31, 1996; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock:

                           Beneficial Ownership (1)
                           ------------------------

Beneficial Owners                      Number of Shares     Percent of Total
- -----------------                      ----------------     ----------------
Jerry L. Fiddler(2)                        2,741,070             19.74%
1010 Atlantic Avenue
Alameda, CA 94501

David N. Wilner(3)                         1,969,125             14.18
1010 Atlantic Avenue
Alameda, CA 94501

Ronald A. Abelmann(4)                        288,063              2.04

William B. Elmore(5)                         155,664              1.12

Robert L. Wheaton(6)                         104,991              0.75

Graham Shenton(7)                             80,457              0.58

David Pratt(8)                                 5,250              0.04

All officers and directors as a group      5,525,640             38.15
  (11 persons) (9)


(1) This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 13,878,876 shares outstanding on April 30, 1996, adjusted as required by rules promulgated by the SEC.
(2) Includes 2,735,445 shares held by The Fiddler and Alden Family Trust, of which Mr. Fiddler is a trustee. Also includes 5,625 shares subject to stock options exercisable within 60 days of April 30, 1996.
(3) Includes 172,500 shares held in trust for Mr. Wilner's minor child. Also includes 5,625 shares subject to stock options exercisable within 60 days of April 30, 1996.
(4) Includes 257,043 shares subject to stock options exercisable within 60 days of April 30, 1996.
(5) Includes 3,750 shares subject to stock options exercisable within 60 days of April 30, 1996.
(6) Includes 104,991 shares subject to stock options exercisable within 60 days of April 30, 1996.
(7) Includes 56,996 shares subject to stock options exercisable within 60 days of April 30, 1996.
(8) Includes 3,750 shares subject to stock options exercisable within 60 days of April 30, 1996.
(9) Includes 605,307 shares subject to stock options held by officers and directors exercisable within 60 days of April 30, 1996.

           ITEM 13 - Certain Relationships and Related Transactions

     The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer and director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.

   In March 1994, Mr. Abelmann purchased 75,000 shares of the Company's Common Stock, with cash and a full recourse promissory note (the "Note"). None of such shares is subject to any repurchase option by the Company. The Note in the amount of $182,812.50 bears interest at 5.36% per annum with interest payable annually in arrears and the outstanding principal due and payable on March 4, 1998. The full amount of the Note is secured by a pledge of shares of Common Stock of the Company.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WIND RIVER SYSTEMS, INC.



Date:  May 30, 1996                      \s\RICHARD W. KRABER
                                         -----------------------------
                                         Richard W. Kraber
                                         Vice President of Finance
                                         Chief Financial Officer