Form 10-Q
period 1996-04-30
WIND RIVER SYSTEMS INC
filed 1996-06-17
CIK 833829

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____ to ____.


                           Commission file number  0-21342

                               WIND RIVER SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


         DELAWARE                                     94-2873391
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                  1010 ATLANTIC AVENUE,  ALAMEDA,  CALIFORNIA  94501
                       (Address of principal executive office)


                                    (510) 748-4100
                                  (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)  Yes     X      No
                                  -------       -------
                        (2)  Yes     X      No
                                  -------       -------

Indicate the number of shares outstanding of each of each of the issuers classes of common stock, as of the latest practicable date.

           COMMON STOCK: 9,252,584 SHARES OUTSTANDING AS OF APRIL 30, 1996

                               WIND RIVER SYSTEMS, INC.

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited financial statements and analyses should be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 1996 included in the Form 10-K Annual Report previously filed with the Securities and Exchange Commission.

The results for the quarter ended April 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

                             WIND RIVER SYSTEMS, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                           THREE MONTHS ENDED APRIL 30,
                                                           ----------------------------
                                                               1996            1995
                                                               ----            ----
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues:

 Product                                                     $  8,531       $  6,032
 Services                                                       4,069          2,668
                                                             --------       --------
      Total revenues                                           12,600          8,700
                                                             --------       --------

Costs and expenses:

 Cost of product                                                1,089            674
 Cost of services                                               1,561          1,187
 Selling and marketing                                          5,139          3,935
 Product development and engineering                            1,595          1,234
 General and administrative                                     1,018            756
                                                             --------       --------
      Total cost and expenses                                  10,402          7,786
                                                             --------       --------

Operating income                                                2,198            914
                                                             --------       --------

Other income (expense):
 Interest income                                                  201            192
 Interest expense                                                 (11)           (13)
 Minority interest in consolidated subsidiary and other             2            (17)
                                                             --------       --------
      Total other income (expense)                                192            162
                                                             --------       --------

Income before income taxes                                      2,390          1,076

Provision for income taxes                                        920            409
                                                             --------       --------

      Net income                                             $  1,470       $    667
                                                             --------       --------
                                                             --------       --------

Net income per share                                          $  0.14        $  0.07
                                                             --------       --------
                                                             --------       --------

Weighted average common and common equivalent shares           10,661         10,043
                                                             --------       --------
                                                             --------       --------


                           See accompanying notes to
                      consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.

                             CONSOLIDATED BALANCE SHEETS


                                                                 APRIL 30,     JANUARY 31,
                                                                   1996            1996
                                                                -----------    -----------
                                                                (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
                   ASSETS
Current assets:
 Cash                                                            $   9,143      $   9,205
 Short-term investments                                             18,766         20,632
 Accounts receivable, net of allowance for
    doubtful accounts of $435 and $378, respectively                11,307          9,216
 Prepaids and other current assets                                   1,313          1,108
                                                                 ---------      ---------
    Total current assets                                            40,529         40,161

Equipment and furniture, net
 accumulated depreciation of $4,014 and $3,599, respectively         4,630          4,059
Computer software development costs, net of
 accumulated amortization of $1,940 and $1,782, respectively           750            721
Deposits and other assets                                              555            539
                                                                 ---------      ---------
                                                                 $  46,464      $  45,480
                                                                 ---------      ---------
                                                                 ---------      ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                $   1,341      $   1,345
 Accrued liabilities                                                 2,192          2,374
 Accrued compensation                                                2,434          2,642
 Accrued taxes                                                       1,209          1,271
 Deferred tax liabilities, net                                         488            498
 Deferred software support and development revenue                   5,632          4,214
                                                                 ---------      ---------
 Total current liabilities                                          13,296         12,344

Deferred rent                                                          127            116
                                                                 ---------      ---------
 Total liabilities                                                  13,423         12,460
                                                                 ---------      ---------

Minority interest in consolidated subsidiary                           211            207
                                                                 ---------      ---------

Stockholders' equity:
 Common stock, par value $.001, 20,000 shares authorized,
    9,453 and 9,411 shares issued, respectively, and
    9,253 and 9,261 shares outstanding, respectively                     9              9
 Additional paid in capital                                         25,043         24,805
 Cumulative translation adjustments                                   (198)           (74)
 Retained earnings                                                  12,808         11,338
 Less treasury stock, 200 and 150 shares, at cost, respectively     (4,832)        (3,265)
                                                                 ---------      ---------
    Total stockholders' equity                                      32,830         32,813
                                                                 ---------      ---------
                                                                 $  46,464      $  45,480
                                                                 ---------      ---------
                                                                 ---------      ---------



             See accompanying notes to consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)


                                                           THREE MONTHS ENDED APRIL 30,
                                                           ----------------------------
                                                               1996            1995
                                                               ----            ----
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
 Net income                                                 $   1,470      $     667
 Adjustments to reconcile net income to net cash
    provided (used) by operations:
      Depreciation                                                435            415
      Amortization of capitalized software                        150             90
      Deferred rent                                                11             (9)
      Deferred income taxes                                       (10)           (19)
      Minority interest in consolidated subsidiary                  4              3
    Change in assets and liabilities:
      Accounts receivable                                      (2,091)         2,096
      Prepaids, deposits and others                              (221)           149
      Accounts payable and accrued liabilities                   (186)           488
      Accrued compensation                                       (208)          (143)
      Accrued taxes                                               (62)          (621)
      Deferred revenue                                          1,418           (206)
                                                            ---------      ---------
         Net cash provided (used) by operating activities         710          2,910
                                                            ---------      ---------

Cash flows from investing activities:
 Capital expenditures                                          (1,006)          (607)
 Capitalized computer software development costs                 (179)          (115)
 Sales (purchases) of short-term investments                    1,866         (1,556)
                                                            ---------      ---------
         Net cash used in investing activities                    681         (2,278)
                                                            ---------      ---------

Cash flows from financing activities:
 Payments of bank and lease line-of-credit obligations              0            (64)
 Issuance of common stock                                         238            732
 Purchase of treasury stock                                    (1,567)             0
                                                            ---------      ---------
         Net cash provided by financing activities             (1,329)           668
                                                            ---------      ---------
Effect of exchange rate changes on cash                          (124)           206
                                                            ---------      ---------
         Net increase (decrease) in cash                          (62)         1,506

Cash and cash equivalents at beginning of period                9,205          3,964
                                                            ---------      ---------
Cash and cash equivalents at end of period                  $   9,143      $   5,470
                                                            ---------      ---------
                                                            ---------      ---------
Supplemental disclosures of cash flow information:
 Cash paid for interest                                     $       1      $       9
                                                            ---------      ---------
                                                            ---------      ---------
 Cash paid for income taxes                                 $   1,513      $     621
                                                            ---------      ---------
                                                            ---------      ---------



             See accompanying notes to consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDING APRIL 30, 1996 AND 1995, UNAUDITED


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the preceding unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

2.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of stock options and warrants.

                               WIND RIVER SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections included in the Form 10-K Annual Report previously filed with the Securities Exchange Commission entitled "Competition", "Proprietary Rights", and "Management's Discussion and Analysis of Financial Condition and Results of Operation".

On May 24, 1996, a three-for-two stock split was effected by means of payment of a stock dividend with respect to all of the Company's Common Stock outstanding on May 10, 1996. All shares numbers and prices in this report have not been adjusted to give effect to the stock dividend.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1997 COMPARED TO THE FIRST QUARTER OF FISCAL 1996

REVENUES

Total revenues for the first quarter of fiscal 1997 of $12.6 million increased 45% over revenues of $8.7 million in the first quarter of fiscal 1996. Product revenue increases of $2.5 million, which represents an increase of 41%, resulted primarily from the increase in sales and marketing activities generated by the addition of 14 new sales representatives since the first quarter of fiscal year 1996 and increasing market acceptance of the Company's new flagship product, Tornado. Sales under a minimum guarantee agreement with Innotech Corporation, one of the Company's three master distributors and joint venture partners in Japan, amounted to approximately $.56 million. No significant product revenues were received from Innotech in the first quarter of fiscal 1997.

Increases in service revenues for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 amounting to approximately $1.4 million, which represents an increase of 52%, were due to an increased number of customers under maintenance agreements and to increases in consulting and custom software design services.

COSTS AND EXPENSES

The overall cost of products and services as a percentage of total revenues was consistent at 21% for both first quarter fiscal year 1996 and the same period fiscal year 1997.

Selling and marketing expenses decreased as a percentage of sales from 45% in the first of quarter of fiscal 1996 to 41% in the first quarter of fiscal 1997. However, in gross dollars, selling and marketing expenses for the same periods increased $1.2 million. The decrease in the percentage was due to revenue increasing at a faster rate than sales and marketing costs. The increase in overall dollar costs resulted primarily from increases in sales personnel and commissions and increases in marketing and advertising programs. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and successfully introduce new products.

Product development and engineering expenses, which consist primarily of personnel costs, decreased slightly as a percentage of sales from 14% to 13% for first quarter of fiscal year 1996 and 1997, respectively; however, in gross dollars, product development and engineering expenses for the same periods increased $.36 million. The decrease in percentage is due to revenue increasing at a higher rate than engineering expenses. The Company believes it will be necessary to make significant investments in engineering and product development for the foreseeable future.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. In addition, the Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations have been caused by a number of factors, including customer buying patterns, product development cycles, delays in shipments of new products and the timing of significant sales of the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1996, the Company had working capital in excess of $27 million, and approximately $28 million in cash and short-term investments.

In the first quarter of fiscal year 1997, the Company repurchased and held as treasury stock 50,000 shares at a cost of $1.5 million. On May 24, 1996, a three-for-two stock split was effected by means of payment of a stock dividend with respect to all of the Company's Common Stock outstanding on May 10, 1996. All shares numbers and prices in this report have not been adjusted to give effect to the stock dividend.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures through fiscal 1997.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits - none.

    (b) No reports on form 8-K have been filed for the quarter ended April 30, 1996.

    No other items.




                                      SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                             WIND RIVER SYSTEMS, INC.



    Date:     June 14, 1996       /s/ RICHARD W. KRABER
                                  --------------------------------
                                  Richard W. Kraber
                                  Chief Financial Officer