Form 10-Q/A
period 1996-04-30
WIND RIVER SYSTEMS INC
filed 1996-07-05
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                              (1) Yes  X   No
                                      ---     ---
                              (2) Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of each of the issuers classes of common stock, as of the latest practicable date.

         COMMON STOCK: 13,883,053 SHARES OUTSTANDING AS OF MAY 31, 1996

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          10.1*          Employee Stock Purchase Plan, as amended to date
          10.2*          1995 Non-Employee Directors' Stock Option Plan
          10.3*          1987 Equity Incentive Plan, as amended to date
          10.4           Amendment, dated January 25, 1995, to Master
                         Distributor Agreement between Wind River Systems, K.K.
                         and Innotech Corporation

     (b) No reports on form 8-K have been filed for the quarter ended April 30, 1996.

     No other items.




                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto authorized.

                                        WIND RIVER SYSTEMS, INC.



     Date:     July 3, 1996        /s/ RICHARD W. KRABER
                                   --------------------------------
                                        Richard W. Kraber
                                        Chief Financial Officer




- --------------------------------------------------------------------------------
*Incorporated by reference to the registrant's Registration Statement on Form S-8 (File No. 333-06921)

                                  Exhibit Index


Exhibit No.    Exhibit Name                                              Page
- -----------    ------------                                              ----

10.4           Amendment, dated January 25, 1995, to Master                4
               Distributor Agreement between Wind River
               Systems, K.K. and Innotech Corporation