Form 10-Q/A
period 1996-04-30
WIND RIVER SYSTEMS INC
filed 1996-07-11
CIK 833829

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 2

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended April 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from      to      .
                                                         ----    ----

                            Commission file number 0-21342

                               WIND RIVER SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                   94-2873391
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

                        (1)  Yes   x   No
                                ------   ------
                        (2)  Yes   x   No
                                ------   ------

Indicate the number of shares outstanding of each of each of the issuers classes of common stock, as of the latest practicable date.

COMMON STOCK: 13,883,053 SHARES OUTSTANDING AS OF MAY 31, 1996

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         10.1*          Employee Stock Purchase Plan, as amended to date
         10.2*          1995 Non-Employee Directors' Stock Option Plan
         10.3*          1987 Equity Incentive Plan, as amended to date
         10.4**         Amendment, dated January 25, 1995, to Master
                        Distributor Agreement between Wind River Systems, K.K.
                        and Innotech Corporation
         10.12          Amended and restated Deferred Compensation Agreement
                        between the Registrant and Ronald A. Abelmann, dated as of February 23, 1996.

    (b) No reports on form 8-K have been filed for the quarter ended April 30, 1996.

    No other items.


                                      SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto authorized.

                                       WIND RIVER SYSTEMS, INC.



    Date:  July 11, 1996          RICHARD W. KRABER
                                  ------------------------------
                                  Richard W. Kraber
                                  Chief Financial Officer


- --------------------------------------------------------------------------------
* Incorporated by reference to the registrant's Registration Statement on Form S-8 (File No. 333-06921)
** Filed as an exhibit to the Form 10-Q/A, Amendment No. 1, for the quarterly period ended April 30, 1996, and incorporated herein by reference

                                    EXHIBIT INDEX


Exhibit No.   Exhibit Name
- -----------   ------------

10.12         Amended and restated Deferred Compensation
              Agreement between the Registrant and Ronald
              A. Abelmann, dated as of February 23, 1996.