Form 10-Q
period 1996-07-31
WIND RIVER SYSTEMS INC
filed 1996-09-16
CIK 833829

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


                                      (Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 1996 or

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


                                    (510) 748-4100
                                  (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          --------      ---------

Indicate the number of shares outstanding of each of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK: 16,485,487 SHARES OUTSTANDING AS OF JULY 31, 1996

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

The results for the quarter ended July 31, 1996, are not necessarily indicative of the results to be expected for the entire year.

                            WIND RIVER SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)





                                                         THREE MONTHS ENDED JULY 31,    SIX MONTHS ENDED JULY 31,
                                                        ---------------------------     -------------------------
                                                               1996           1995           1996           1995
                                                               ----           ----           ----           ----

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
  Product                                                     $10,700        $ 7,002        $19,231        $13,034
  Services                                                      4,300          3,098          8,369          5,766
                                                              -------        -------        -------        -------
    Total revenues                                             15,000         10,100         27,600         18,800
                                                              -------        -------        -------        -------

Costs and expenses:
  Cost of product                                               1,246            749          2,335          1,423
  Cost of services                                              1,744          1,233          3,305          2,420
  Selling and marketing                                         5,767          4,234         10,906          8,169
  Product development and engineering                           1,913          1,332          3,508          2,567
  General and administrative                                    1,133            819          2,151          1,575
                                                              -------        -------        -------        -------
    Total costs and expenses                                   11,803          8,367         22,205         16,154
                                                              -------        -------        -------        -------

Operating income                                                3,197          1,733          5,395          2,646
                                                              -------        -------        -------        -------

Other income (expense):
  Interest income                                                 263            196            464            388
  Interest expense                                                 (8)           (11)           (19)           (24)
  Minority interest in consolidated subsidiary and other          (62)            28            (60)            11
                                                              -------        -------        -------        -------
    Total other income                                            193            213            385            375
                                                              -------        -------        -------        -------

Income before income taxes                                      3,390          1,946          5,780          3,021

Provision for income taxes                                      1,300            739          2,220          1,148
                                                              -------        -------        -------        -------
    Net income                                                $ 2,090        $ 1,207        $ 3,560        $ 1,873
                                                              -------        -------        -------        -------
                                                              -------        -------        -------        -------

Net income per share                                          $  0.13        $  0.08        $  0.22        $  0.12
                                                              -------        -------        -------        -------
                                                              -------        -------        -------        -------

Weighted average common and common equivalent shares           16,485         15,456         16,239         15,261
                                                              -------        -------        -------        -------
                                                              -------        -------        -------        -------


        See accompanying notes to the consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                       JULY 31,   JANUARY 31,
                                                         1996        1996
                                                     -----------  -----------
                                                     (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  ASSETS

Current assets:
  Cash                                                  $  7,484      $ 9,205
  Short-term investments                                  57,240       20,632
  Accounts receivable, net of allowance for
    doubtful account of $473 and $378, respectively       10,526        9,216
  Prepaids and other current assets                        1,298        1,108
                                                     -----------  -----------
      Total current assets                                76,548       40,161
Investments                                               27,676            0
Equipment and furniture, net
  accumulated depreciation of $5,977 and $5,048,
  respectively                                             6,107        4,059
Computer software development costs, net of
  accumulated amortization of $2,095 and $1,782,
  respectively                                               768          721
Deposits and prepaid assets                                  718          539
                                                     -----------  -----------
                                                        $111,817      $45,480
                                                     -----------  -----------
                                                     -----------  -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,211      $ 1,345
  Accrued liabilities                                      3,464        2,374
  Accrued compensation                                     2,911        2,642
  Accrued taxes                                            1,650        1,271
  Deferred tax liabilities, net                              484          498
  Deferred software support and development revenue        5,077        4,214
                                                     -----------  -----------
      Total current liabilities                           14,797       12,344
Deferred rent                                                128          116
                                                     -----------  -----------
      Total liabilities                                   14,925       12,460
                                                     -----------  -----------
Minority interest in consolidated subsidiary                 273          207
                                                     -----------  -----------
Stockholders' equity:
  Common stock, par value $.001, 75,000 and
    20,000 shares authorized, respectively,
    16,556 and 14,117 shares issued, respectively,
    and 16,556 and 13,892 shares outstanding,
    respectively                                              17            9
  Additional paid in capital                              82,123       24,805
  Cumulative translation adjustments                        (419)         (74)
  Retained earnings                                       14,898       11,338
  Less treasury stock, 0 and 225 shares, at cost,
    respectively                                               0       (3,265)
                                                     -----------  -----------
      Total stockholders' equity                          96,619       32,813
                                                     -----------  -----------
                                                        $111,817      $45,480
                                                     -----------  -----------
                                                     -----------  -----------



        See accompanying notes to the consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                    SIX MONTHS ENDED JULY 31,
                                                    -------------------------
                                                         1996        1995
                                                     -----------  -----------
(IN THOUSANDS)

Cash flows from operating activities:
  Net income                                            $  3,560     $  1,873
  Adjustments to reconcile net income to net cash
   provided (used) by operations:
    Depreciation                                             929          721
    Amortization of capitalized software                     313          180
    Deferred rent                                             12          (13)
    Deferred income taxes                                    (14)         249
    Minority interest in consolidated subsidiary              66          (21)
  Change in assets and liabilities:
    Accounts receivable                                   (1,310)       4,410
    Prepaids, deposits and other                            (369)         317
    Accounts payable and accrued liabilities                 956          124
    Accrued compensation                                     269          (61)
    Accrued taxes                                            379         (400)
    Deferred revenue                                         863         (612)
                                                     -----------  -----------
      Net cash provided (used) by operating
       activities                                          5,654        6,767
                                                     -----------  -----------
Cash flows from investing activities:
  Capital expenditures                                    (2,977)      (1,188)
  Capitalized computer software development costs           (360)        (260)
  Purchase of investments                                (64,284)           0
                                                     -----------  -----------
     Net cash used in investing activities               (67,621)      (1,448)
                                                     -----------  -----------
Cash flows from financing activities:
  Payments of bank and lease line-of-credit
    obligations                                                0         (124)
  Issuance of common stock                                54,988        1,158
  Purchase of treasury stock                              (3,929)           0
  Sales of treasury stock                                  9,532         (286)
                                                     -----------  -----------
      Net cash provided by financing activities           60,591          748
                                                     -----------  -----------
Effect of exchange rate changes on cash                     (345)         353
                                                     -----------  -----------
      Net increase (decrease) in cash                     (1,721)       6,420
Cash and cash equivalents at beginning of period           9,205       20,851
                                                     -----------  -----------
Cash and cash equivalents at end of period              $  7,484     $ 27,271
                                                     -----------  -----------
                                                     -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid for interest                                $      3     $     11
                                                     -----------  -----------
                                                     -----------  -----------
  Cash paid for income taxes                            $  2,286     $    776
                                                     -----------  -----------
                                                     -----------  -----------



        See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDING JULY 31, 1996 AND 1995, UNAUDITED


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

3.  ISSUANCE OF COMMON STOCK

In July 1996, the Company sold in a public offering, 2,095,000 newly issued shares and 375,000 shares held as treasury stock, at a price of $27.00 per share in connection with an offering of the Company's common shares. The net proceeds to the Company, after the issuance costs, were approximately $62.8 million, and will be used for general corporate purposes.

On May 24, 1996, the Company effected a three-for-two stock split by means of a stock dividend payment, with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this report have been adjusted to give effect to the stock dividend.

                               WIND RIVER SYSTEMS, INC.
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties.
The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-K Annual Report for the fiscal year ended January 31, 1996 and its Registration Statement on Form S-3 (Securities and Exchange Commission file No. 333-06169).

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1997 COMPARED TO THE SECOND QUARTER OF FISCAL 1996

REVENUES

Total revenues of $15.0 million for the second quarter of fiscal 1997 increased 49% over revenues of $10.1 million in the second quarter of fiscal 1996. Product revenue increases of $3.7 million, which represents an increase of 53%, resulted primarily from increased product sales generated by the addition of sales representatives since the second quarter of fiscal year 1996 and increasing market acceptance of the Company's new flagship product, Tornado.

Increases in service revenues for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 amounting to approximately $1.2 million, which represents an increase of 39%, were due to an increased number of customers under maintenance agreements and to increases in consulting and custom software design services.

COSTS AND EXPENSES

The overall cost of products and services as a percentage of total revenues was consistent at 20% for both the second quarter of fiscal year 1996 and the same period for fiscal year 1997.

Selling and marketing expenses decreased as a percentage of sales from 42% in the second quarter of fiscal 1996 to 39% in the second quarter of fiscal 1997. However, in gross dollars, selling and marketing expenses for the same periods increased $1.5 million. The decrease in the percentage was due to revenue increasing at a faster rate than sales and marketing costs. The increase in overall dollar costs resulted primarily from increases in sales personnel and increases in marketing and advertising programs. The Company has expanded geographical efforts which include a new distributor agreement in China and branch offices in Italy and Korea. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and introduce new products.

Product development and engineering expenses, which consist primarily of personnel costs, were consistent as a percentage of sales at 13% for the second quarters of both fiscal years 1996 and 1997; however, in gross dollars, product development and engineering expenses for the same periods increased $0.6 million. The Company believes it will be necessary to make significant investments in engineering and product development for the foreseeable future.

SIX MONTHS YEAR-TO-DATE COMPARED TO PRIOR SIX MONTHS YEAR-TO-DATE

REVENUES

Total revenues for the first half of fiscal 1997 of $27.6 million increased 47% over revenues of $18.8 million in the first half of fiscal 1996. Product revenues increases of $6.2 million, which represents an increase of 48%, resulted primarily from the increase in sales and marketing activities generated by the addition of sales representatives since the second quarter of fiscal year 1996 and increasing market acceptance of the Company's new flagship product, Tornado.

Increases in service revenues for the first half of fiscal 1997 compared to the first half of fiscal 1996 amounting to approximately $2.6 million, which represents an increase of 45%, were due to an increased number of customers under maintenance agreements and to increases in consulting and custom software design services.

COSTS AND EXPENSES

The overall cost of products and services as a percentage of total revenues was consistent at 20% for both first halves fiscal years 1996 and 1997.

Selling and marketing expenses decreased as a percentage of sales from 43% in the second of quarter of fiscal 1996 to 40% in the first half of fiscal 1997. However, in gross dollars, selling and marketing expenses for the same periods increased $2.7 million. The decrease in the percentage was due to revenue increasing at a faster rate than sales and marketing costs. The increase in overall dollar costs resulted primarily from increases in sales personnel and commissions and increases in marketing and advertising programs. The Company has expanded geographical efforts which include a new distributor agreement in China and branch offices in Italy and Korea. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and successfully introduce new products.

Product development and engineering expenses, which consist primarily of personnel costs, decreased slightly as a percentage of sales from 14% to 13% for first half of fiscal year 1996 and 1997, respectively; however, in gross dollars, product development and engineering expenses for the same periods increased $0.9 million. The decrease in percentage is due to revenue increasing at a higher rate than engineering expenses. The Company believes it will be necessary to make significant investments in engineering and product development for the foreseeable future.

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

Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, the Company had working capital in excess of $61 million, and approximately $65 million in cash and short-term investments.

In the first quarter of fiscal year 1997, the Company repurchased and held as treasury stock 75,000 shares at a cost of $1.5 million. On May 24, 1996, the Company effected a three-for-two stock split by means of a stock dividend with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this report have been adjusted to give effect to the stock dividend.

In the second quarter of fiscal year 1997, the Company repurchased and held as treasury stock 75,000 shares at a cost of $2.4 million. In July 1996, 375,000 shares of treasury stock were sold as part of a public offering.

Management believes that the Company's working capital, cash flow generated from operations and borrowing capacity are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures through fiscal 1997.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual meeting of Stockholders held July 23, 1996, the stockholders elected directors of the Company with the following nominees receiving the votes indicated:

Name                                   For           Withheld
- ----                                   ---           --------

Jerry L. Fiddler                    11,964,336         91,401
Ronald A. Abelmann                  11,964,336         91,401
David Wilner                        11,964,336         91,401
William B. Elmore                   11,964,336         91,401
David B. Pratt                      11,964,336         91,401

The stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 75,000,000 shares by a vote of 9,710,902 for, 2,207,724 against, 30,911 abstaining, and 1,314,584 broker non-votes.

The stockholders approved the Company's amended and Restated 1987 Equity Incentive Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,350,000 shares by a vote of 7,787,290 for, 2,181,517 against, 26,045 abstaining, and 3,269,269 broker non-votes.

The stockholders ratified the selection of Price Waterhouse LLP as independent auditors of the Company for its fiscal year ending January 31, 1997 by a vote of 12,033,774 for, 2,437 against, and 19,526 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits - none

    (b) No reports on form 8-K have been filed for the quarter ended July 31, 1996.

    No other items.

                                      SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       WIND RIVER SYSTEMS, INC.



Date:  September 16, 1996              RICHARD W. KRABER
                                       ----------------------------------------
                                       Richard W. Kraber
                                       Chief Financial Officer