Form 10-Q
period 1996-10-31
WIND RIVER SYSTEMS INC
filed 1996-12-16
CIK 833829

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1996 or

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
                     (Address of principal executive office)

                                (510) 748-4100
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X      No
                                                        ------      -------

Indicate the number of shares outstanding of each of each of the issuer's classes of common stock, as of the latest practicable date.

   COMMON STOCK: 16,780,415 SHARES OUTSTANDING AS OF OCTOBER 31, 1996

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

The results for the three and nine months ended October 31, 1996, are not necessarily indicative of the results to be expected for the entire year.

                           WIND RIVER SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                (UNAUDITED)


                                                 THREE MONTHS ENDED OCTOBER 31,        NINE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------        -----------------------------
                                                     1996              1995                1996             1995
                                                 ------------       -----------        -----------      ------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues:
   Product                                        $  12,297         $   7,995           $  31,527        $  21,029
   Services                                           4,303             3,405              12,673            9,171
                                                  -----------       -----------         -----------      -----------
         Total revenues                              16,600            11,400              44,200           30,200
                                                  -----------       -----------         -----------      -----------

Costs and expenses:
   Cost of product                                    1,126               797               3,461            2,220
   Cost of services                                   1,676             1,550               4,981            3,970
   Selling and marketing                              6,133             4,369              17,039           12,538
   Product development and engineering                1,883             1,410               5,391            3,977
   General and administrative                         1,224               831               3,375            2,406
                                                  -----------       -----------         -----------      -----------
         Total costs and expenses                    12,042             8,957              34,247           25,111
                                                  -----------       -----------         -----------      -----------

Operating income                                      4,558             2,443               9,953            5,089
                                                  -----------       -----------         -----------      -----------

Other income (expense):
   Interest income                                      872               192               1,315              580
   Interest expense                                       -              (137)                  -             (161)
   Minority interest in consolidated subsidiary
     and other                                          (37)                -                 (95)              11
                                                  -----------       -----------         -----------      -----------
          Total other income                            835                55               1,220              430
                                                  -----------       -----------         -----------      -----------

Income before income taxes                            5,393             2,498              11,173            5,519

Provision for income taxes                            1,933               961               4,153            2,109
                                                  -----------       -----------         -----------      -----------
          Net income                               $  3,460           $ 1,537            $  7,020         $  3,410
                                                  -----------       -----------         -----------      -----------
                                                  -----------       -----------         -----------      -----------

Net income per share                               $   0.19           $  0.10            $   0.41         $   0.22
                                                  -----------       -----------         -----------      -----------
                                                  -----------       -----------         -----------      -----------

Weighted average common and common
  equivalent shares                                  18,657            15,678              17,045           15,399
                                                  -----------       -----------         -----------      -----------
                                                  -----------       -----------         -----------      -----------


         See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                        OCTOBER 31,              JANUARY 31,
                                                           1996                      1996
                                                      --------------           ---------------
                                                        (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                             ASSETS
Currents assets:
   Cash                                                $    6,042                $   9,205
   Short-term investments                                  57,809                   20,632
   Accounts receivable, net of allowance for
      doubtful accounts of $487 and $378,
      respectively                                         11,734                    9,216
   Prepaids and other current assets                        2,888                    1,108
                                                      ------------             -------------
          Total current assets                             78,473                   40,161

Investments                                                27,645                        -
Equipment and furniture, net of
   accumulated depreciation of $6,604 and $5,048,
   respectively                                             7,280                    4,059
Computer software development costs, net of
   accumulated amortization of $2,232 and $1,782,
   respectively                                               798                      721
Deposits and prepaid assets                                   538                      539
                                                      ------------             -------------
                                                       $  114,734                $  45,480
                                                      ------------             -------------
                                                      ------------             -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $   1,065               $   1,345
    Accrued liabilities                                     3,603                   2,374
    Accrued compensation                                    3,582                   2,642
    Accrued taxes                                           3,552                   1,271
    Deferred tax liabilities, net                             535                     498
    Deferred software support and development revenue       4,269                   4,214
                                                      ------------             -------------
          Total current liabilities                        16,606                  12,344
Deferred rent                                                 130                     116
                                                      ------------             -------------
          Total liabilities                                16,736                  12,460
                                                      ------------             -------------
Minority interest in consolidated subsidiary                  304                     207
                                                      ------------             -------------
Stockholders' equity:
    Common stock, par value $.001, 75,000 and
      20,000 shares authorized, respectively,
      16,780 and 14,117 shares issued, respectively,
      and 16,705 and 13,892 shares outstanding,
      respectively                                             17                      14
    Additional paid in capital                             82,975                  24,800
    Cumulative translation adjustments                       (535)                    (74)
    Retained earnings                                      18,358                  11,338
    Less treasury stock, 75 and 225 shares, at cost,
      respectively                                         (3,121)                 (3,265)
                                                      ------------             -------------
           Total stockholders' equity                      97,694                  32,813
                                                      ------------             -------------
                                                        $ 114,734               $  45,480
                                                      ------------             -------------
                                                      ------------             -------------

         See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (UNAUDITED)

                                                            NINE MONTHS ENDED OCTOBER 31,
                                                      ----------------------------------------
                                                           1996                      1995
                                                      --------------           ---------------
(IN THOUSANDS)
Cash flows from operating activities:
    Net income                                          $   7,020                 $   3,410
    Adjustments to reconcile net income to
      net cash provided (used) by operations:
        Depreciation                                        1,556                     1,056
        Amortization of capitalized software                  450                       270
        Deferred rent                                          14                       (18)
        Deferred income taxes                                  37                      (414)
        Minority interest in consolidated subsidiary           97                       (21)
    Change in assets and liabilities:
        Accounts receivable                                (2,518)                    5,630
        Prepaids and other current assets                  (1,779)                      370
        Accounts payable and accrued liabilities              949                       242
        Accrued compensation                                  940                       150
        Accrued taxes                                       2,281                         -
        Deferred revenue                                       55                      (499)
                                                        ----------                -----------
            Net cash provided by operating activities       9,102                    10,176
                                                        ----------                -----------

Cash flows from investing activities:
    Capital expenditures                                   (4,777)                   (1,548)
    Capitalized computer software development costs          (527)                     (375)
    Sales of investments                                   50,743                         -
    Purchases of investments                             (115,565)                   (3,550)
                                                        ----------                -----------
            Net cash used in investing activities         (70,126)                   (5,473)
                                                        ----------                -----------

Cash flows from financing activities:
    Payments of bank and lease line-of-credit
       obligations                                              -                      (156)
    Issuance of common stock                               55,840                     1,987
    Purchases of treasury stock                            (7,050)                   (1,889)
    Sales of treasury stock                                 9,532                         -
                                                        ----------                -----------
            Net cash provided (used) by financing
               activities                                  58,322                       (58)
                                                        ----------                -----------
Effect of exchange rate changes on cash                      (461)                     (156)
                                                        ----------                -----------
            Net increase (decrease) in cash                (3,163)                    4,489

Cash and cash equivalents at beginning of period            9,205                     3,964
                                                        ----------                -----------
Cash and cash equivalents at end of period              $   6,042                  $  8,453
                                                        ----------                -----------
                                                        ----------                -----------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                      -                  $     15
                                                        ----------                -----------
                                                        ----------                -----------
    Cash paid for income taxes                          $   2,421                  $  1,292
                                                        ----------                -----------
                                                        ----------                -----------

         See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE NINE MONTHS ENDING OCTOBER 31, 1996 AND 1995, UNAUDITED

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited financial statements omit or condense certain information and footnote disclosure normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year balances to conform to current classifications.

2.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of stock options and warrants.

3.  ISSUANCE OF COMMON STOCK

The Company repurchased and held as treasury stock 75,000 shares at a cost of $1.5 million, 75,000 shares at a cost of $2.4 million, and 75,000 shares at a cost of $3.1 million in the first, second and third quarters of fiscal year 1997, respectively.

In July 1996, the Company sold in a public offering, 2,095,000 newly issued shares and 375,000 shares held as treasury stock, at a price of $27.00 per share in connection with an offering of the Company's common shares. The net proceeds to the Company, after the issuance costs, were approximately $62.8 million, and will be used for general corporate purposes.

On May 24, 1996, the Company effected a three-for-two stock split by means of a stock dividend payment, with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this document have been adjusted to give effect to the stock split.

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

RESULTS OF OPERATIONS

          THREE MONTHS AND NINE MONTHS OF FISCAL YEAR 1997 COMPARED
             TO THREE MONTHS AND NINE MONTHS OF FISCAL YEAR 1996
REVENUES

Total revenues increased 46% to $16.6 million for the third quarter of fiscal year 1997 from $11.4 million in the third quarter of fiscal year 1996. Comparing nine-month results for the same fiscal years, total revenue increased the same percentage to $44.2 million from $30.2 million. Product revenue increases of $4.3 million and $10.5 million for the three- and nine-month periods, respectively, resulted primarily from incremental increases in revenue from run-time licenses and continued advancement in market acceptance of the Company's flagship product, Tornado.

Service revenues for the third quarter of fiscal year 1997 increased $0.9 million, which represents an increase of 26% over the comparable quarter in fiscal year 1996. For the first nine months of fiscal year 1997, service revenues increased $3.5 million, or 38%, over the comparable period in fiscal year 1996. Increases in service revenues were due to an increased number of customers under maintenance agreements and to increases in consulting and custom software design services.

COSTS AND EXPENSES

The overall cost of products and services as a percentage of total revenues decreased to 17% in the third quarter of fiscal year 1997 from 21% in the same period of fiscal year 1996. This decrease was primarily the result of an increase in product revenues as a percentage of total revenues.

Selling and marketing expenses in the third quarter of fiscal 1997 decreased as a percentage of revenues to 37% from 38% in the third quarter of fiscal 1996. These expenses also decreased as a percentage of revenues in the first nine months of fiscal 1997 to 39% from 42% in the first nine months of fiscal
year 1996.   However, in gross dollars, selling and marketing expenses
increased $1.8 million in the third quarter, and increased $4.5 million in the first nine months of fiscal years 1997 over the comparable periods in the prior year. The decrease in the percentage was due to revenue increasing at a faster rate than sales and marketing costs. The increase in overall dollar costs resulted primarily from increases in sales personnel and increases in marketing and advertising programs. The Company has expanded geographical efforts which include a new distributor agreement in China and branch offices in Italy and Korea. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and introduce new products.

Product development and engineering expenses, which consist primarily of personnel costs, decreased slightly as a percentage of revenues. These expenses were 11% and 12% for the third quarter of fiscal years 1997 and 1996, respectively, and 12% and 13% for the first nine months of the same fiscal years, respectively. In gross dollars, product development and engineering expenses increased $0.5 million in the third quarter of fiscal year 1997 over the comparable quarter of fiscal year 1996. The same expenses increased $1.4 million for the nine-month period of fiscal year 1997 over the comparable period in 1996. The Company believes it will continue to be necessary to make significant investments in engineering and product development for the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1996, the Company had working capital in excess of $61 million, and approximately $64 million in cash and short-term investments. The Company also had long-term investments in excess of $27 million.

Capital expenditures increased $1.8 million in the first nine months of fiscal year 1997 over the comparable period in 1996. The Company continued to invest in capital resources in order to support its revenue growth.

The Company repurchased and held as treasury stock 75,000 shares at a cost of $1.5 million, 75,000 shares at a cost of $2.4 million, and 75,000 shares at a cost of $3.1 million in the first, second and third quarters of fiscal year 1997, respectively.

In July 1996, the Company sold in a public offering, 2,095,000 newly issued shares and 375,000 shares held as treasury stock, at a price of $27.00 per share in connection with an offering of the Company's common shares. The net proceeds to the Company, after the issuance costs, were approximately $62.8 million, and will be used for general corporate purposes.

On May 24, 1996, the Company effected a three-for-two stock split by means of a stock dividend payment with respect to all of the Company's Common Stock outstanding on May 10, 1996. All share numbers and prices in this document have been adjusted to give effect to the stock split.

Management believes that the Company's working capital, cash flow generated from operations, and borrowing capacity are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures through fiscal 1998.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits - none

    (b) No reports on form 8-K have been filed for the quarter ended October 31, 1996.

    No other items.




                                 SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                             WIND RIVER SYSTEMS, INC.



Date:  December 16, 1996     RICHARD W. KRABER
                             ----------------------------------
                             Richard W. Kraber
                             Chief Financial Officer