Form 10-K
period 1997-01-31
WIND RIVER SYSTEMS INC
filed 1997-04-21
CIK 833829

                             ANNUAL REPORT AND FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended January 31, 1997
                                          OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

                   1010 Atlantic Avenue, Alameda, California 94501
                                    (510) 748-4100
                       (Address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.001 per share
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock by non-affiliates of the registrant as of March 1, 1997 was $513,215,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of common stock outstanding as of March 1, 1997: 25,397,000.

                         DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on July 24, 1997.

T A B L E  O F  C O N T E N T S

Part I             Item 1.        Business                                              3
--------------------------------------------------------------------------------
                   Item 2.        Properties                                           12

                   Item 3.        Legal Proceedings                                    12

                   Item 4.        Submission of Matters to a Vote of Security Holders  12

                   Item 4A.       Executive Officers of the Registrant                 12
--------------------------------------------------------------------------------
Part II            Item 5.        Market for Registrant's Common Equity and
                                  Related Stockholder Matters                          13

                   Item 6.        Selected Consolidated Financial Data                 14

                   Item 7.        Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations        14

                   Item 8.        Financial Statements and Supplementary Data          20

                   Item 9.        Changes in and Disagreements with Accountants
                                  on Accounting and Financial Disclosure               20

--------------------------------------------------------------------------------
Part III           Item 10.       Directors and Executive Officers of the Registrant   34

                   Item 11.       Executive Compensation                               34

                   Item 12.       Security Ownership of Certain Beneficial Owners
                                  and Management                                       34

                   Item 13.       Certain Relationships and Related Transactions       34
--------------------------------------------------------------------------------
Part IV            Item 14.       Exhibits, Financial Statement Schedules, and
                                  Reports on Form 8-K                                  35

                                  Signatures                                           37

                                          2

                                      P A R T  I

Except for the historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as under the captions "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


I T E M  1.

BUSINESS
Wind River Systems, Inc. ("Wind River" or the "Company") develops, markets and supports advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Some examples of such devices are telecommunications products such as PABX, routers, central office switches and call processing systems; office products such as fax machines, laser printers and photocopiers; vehicle anti-lock brakes and navigation systems; consumer products such as camcorders, video games and set-top boxes; medical instrumentation and imaging systems; and industrial automation equipment such as robots. Wind River's flagship product, Tornado, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

    Wind River markets its products and services in North America and Europe primarily through its own direct sales organization, which consists of salespersons and field application engineers. Wind River has eight licensed international distributors principally to serve customers in regions not serviced by the Company's direct sales force or its Japanese master distributors. Wind River's customers include 3Com, ABB, Bay Networks, StrataCom (Cisco Systems), General Motors, Hewlett-Packard, Hitachi, Hughes Network Systems, Intel, Lockheed-Martin, Mitsubishi, Motorola, NEC, NCI (Oracle), Northern Telecom, Rockwell, Siemens, Silicon Graphics, Sun Microsystems and Texas Instruments.

    The Company was incorporated in California in 1983 and reincorporated in Delaware in April 1993. The Company's principal executive offices are located at 1010 Atlantic Avenue, Alameda, California 94501 and its telephone number at that location is (510) 748-4100.

BACKGROUND
Embedded systems consist of a microprocessor and related software, incorporated into a larger device, dedicated to performing a specific set of tasks. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and decreased in price, embedded systems are being used in a wider range of applications and are facilitating the development of entirely new products. Today, embedded systems are found in telecommunications products such as PABX, routers, central office switches and call processing systems; office products such as fax machines, laser printers and photocopiers; automotive products such as vehicle anti-lock brakes and navigation systems; consumer products such as camcorders, video games and set-top boxes; medical products such as instrumentation and imaging systems; and industrial automation equipment such as robots. Emerging embedded Internet applications for interactive entertainment, network computers, remote maintenance and other areas may offer significant additional opportunities for embedded systems.

    To succeed in today's increasingly competitive markets, manufacturers using embedded computers must bring complex applications for embedded systems to market rapidly and economically. Developing real-time embedded applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functionality. In addition, the complexity of embedded software is increasing dramatically, while the time available for product development is decreasing. More sophisticated development tools are required to develop these more complex applications, frequently including a real-time operating system ("RTOS") that provides far more functionality, higher performance and greater productivity than that necessary or feasible for programming prior generations of microprocessors. Wind River's flexible operating systems and powerful development tools allow customers to create and standardize complex real-time embedded software applications quickly and efficiently.

    As real-time embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time-to-market, conformance to standards and product reliability have become critical issues for companies developing real-time embedded applications.

PRODUCTS
Wind River's operating systems and development tools allow customers to create complex real-time embedded software applications more quickly, more economically and with less risk than creating such applications using internally-developed systems and tools. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to significantly increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products.

Tornado
Wind River's flagship product is Tornado, a development environment for embedded applications available for UNIX, Windows NT and Windows 95 development platforms. Tornado was introduced in September 1995 and subsequently won the Electronic Design News award for Innovation of the Year. Tornado is a scalable, cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communications channel to an RTOS that runs on all significant 32- and 64-bit embedded target microprocessors.

    Tornado consists of three integrated components: the Tornado toolset, a set of cross-development tools and utilities; the VxWorks run-time system, a high performance, scalable RTOS which executes on the target processor; and a full range of communications options.

    The Tornado development toolset consists of a launcher, a GNU compiler for C and C++ programs, a remote source level debugger, a user-interface shell, a browser, and a variety of other software tools that run on the development host. Tornado also offers a completely open and extensible environment that facilitates the integration of a wide variety of third-party tools as well as the customization of Tornado tools by the developer.

    A set of application programs interfaces (APIs) is available and published on the Internet for reference, from the GUI to the connection implementation. The Company believes that this open environment may make Tornado the development foundation of choice for embedded and real-time applications.

VxWorks
VxWorks is a high-performance, scalable RTOS based on an object-oriented microkernel architecture that requires only 8 kilobytes for a minimal configuration, and also supports large, complex applications. The run-time system offers over 1,100 functions from real-time kernel functions to networking to utility routines such as buffer and list management for accelerating application development. With a wide selection of processors and board support packages, VxWorks provides broad portability and adheres to a variety of computing standards, including POSIX 1003.1/1b, ANSI C, and TCP/IP.

    For communications, the development toolset can connect to an embedded target over a variety of options, including Ethernet, serial line, in-circuit emulator, ROM emulator, or custom. Tornado eliminates many of the dependencies of a traditional cross-development environment. With Tornado, developers can use any host-target communications strategy and the available tool functionality is the same regardless of the target processor resources.

I2O Product Initiative
In January 1996, Intel and Wind River entered into an agreement pursuant to which Intel has agreed to supply an evaluation copy of Tornado for I2O to each customer purchasing an Intel i960RP/RD I/O microprocessor and a copy of IxWorks, a version of VxWorks made specifically for the Intel i960RP/RD microprocessor, on each such microprocessor sold. I2O is being proposed by a consortium of leading enterprise computing vendors with the intent of defining and promoting an open standard set of interface specifications for high-performance I/O systems. The specification will be used by system, network and peripheral interface card and operating system vendors to simplify the task of building and maintaining high-performance I/O subsystems. The I2O specification makes it possible for systems to distribute I/O functions across multiple processors, dramatically improving I/O and overall system performance. Additionally, the specification allows vendors of network and peripheral interface cards to write a single device driver that will be compatible with a comprehensive range of operating systems
(OS), OS releases, and vendor OS implementations. A license for the Company's IxWorks operating system will be included with every i960RP/RD that Intel ships. IxWorks provides manufacturers the elements they need to quickly design I2O specification-complaint intelligent I/O into servers and network and storage adapter cards. Along with the license for IxWorks, Intel will deliver purchasers of the Intel i960RP/RD I/O microprocessor a CD-ROM that includes a 30-day evaluation copy of Tornado for I2O. The Company believes that its relationship with Intel on the I2O specification project may open up a new, potentially significant market opportunity for its products. See "Additional Risk Factors."

Embedded Internet-TM- Initiative
Wind River is currently working on various initiatives to capitalize on the increasing use of the Internet. The Company believes that there may be significant opportunities to increase the market size and scope for its products via the Java paradigm and, through its Tornado for Java product, has brought Java's cross-platform compatibility, Internet readiness and security to the embedded world. The Company is also customizing many of its applications to better serve datacommunication and telecommunication customers that are building the Internet infrastructure.

UNIX, Windows NT and Windows 95 Support.
The Company's Tornado environment supports Unix, Windows NT and Windows 95 development environments, and is the only RTOS to have earned the right to use Microsoft's "Designed for Windows-Registered Trademark-95" and "Designed for Windows NT-Registered Trademark-" logos. The Company has maintained a strong presence in providing development tools and the VxWorks RTOS for the UNIX operating system. The Company also recognizes the importance of Windows NT and Windows 95 as potentially dominant network operating systems, and in September 1995 began to support Windows NT and Windows 95 with the introduction of the Tornado development environment.

Additional Products
In addition to the preceding core products, Wind River offers the following additional products:

    VXWORKS OPTIONS. VxWorks options include VXWindows, the VxVMITM virtual memory interface, and the VxMPTM multi-processing package. VXWindows, which includes the X Windows System client software together with OSF-Motif, allows developers to build graphical VxWorks applications. VxVMI virtual memory interface provides run-time memory management and debugging facilities and an application program interface standardized across different microprocessing architectures. The VxMP multiprocessing package allows applications to be scaled beyond the performance of single microprocessors by allowing tasks on different microprocessors to synchronize and communicate.

    WINDNET. WindNetTM is Wind River's networking environment, comprising both core technology from Wind River -- such as TCP/IP, STREAMS, and the WindNet SNMP network management product -- and numerous integrated products from third party partners providing various protocols, ATM, network management, and distributed computing solutions.

    VXSIM EMBEDDED SYSTEM SIMULATOR. VxSimTM is a comprehensive prototyping and simulation tool that provides full VxWorks simulation on a UNIX workstation. VxSim enables application development to begin before hardware becomes available and allows software testing to occur early in the development cycle, when errors are less costly to correct.

    WINDVIEW. WindViewTM is a diagnostic and analysis tool that provides detailed visibility into the dynamic operation of an embedded system. With it, the user can quickly and easily visualize the complicated interaction among tasks, interrupt service routines and system objects in an application. This information is presented through a GUI.

    STETHOSCOPE. The Company is a reseller of StethoScope, a real-time data visualization, profiling and debugging tool that lets the end user examine and analyze an embedded application while it is running. StethoScope features a multi-window environment that allows program variables to be plotted dynamically on a workstation.

    WINDC ++ OBJECT-ORIENTED LANGUAGE SUPPORT. WindC++TM provides a cost-effective basic set of capabilities for real-time C++ development. It includes the cfront C++ Language System from Centerline Software, an integrated source code debugger, an I/O streams class library for formatted and buffered I/O and a runtime support library. WindC++ is integrated with Tornado and VxWorks.

    WIND FOUNDATION CLASSES. Wind Foundation ClassesTM, designed specifically to accompany Tornado, provide the C++ programming classes needed by a growing number of customers.

    WINDNAVIGATOR. A multi-language browsing tool, WindNavigatorTM enables developers to see the relationships between objects and functions, and easily build programs using existing, proven modules.

    WILLOWS RT FOR TORNADO. Willows RT for Tornado enables developers to write their applications to the standard Win32 application programming interface (API) and deploy them on top of VxWorks.

    BOARD SUPPORT PACKAGE PORTING KIT. The VxWorks operating system can be used with a wide variety of processor types and target environments. They isolate all hardware-specific functionality into a special section of code called the Board Support Package or BSP. The BSP Porting Kit provides assistance to the developer porting Tornado or VxWorks to custom hardware or to a commercial board not supported by Wind River. It includes comprehensive documentation, a software validation suite, project management tools and a template BSP to provide a convenient starting point. To assist third-party developers, Wind River also offers a service in which it tests and validates the resulting BSP.

SERVICES AND SUPPORT
Wind River provides comprehensive customer service and support that help customers realize the value and potential of the Company's products.

    TRAINING CLASSES. Wind River offers several training courses and workshops relating to the use of its products. The courses are provided several times each month and are taught by Wind River trainers at the Company's training facilities in Alameda, California and Orlando, Florida. Outside North America, the courses are given by distributors and training contractors. Training courses can also be provided at a customer site.

    TECHNICAL SUPPORT. The Company's technical support staff assists customers with problems and questions in the installation and use of the Company's products. Technical support is provided by Wind River's staff of support engineers in North America, by staff support engineers and/or local distributors in Europe and by the Company's Japanese subsidiary. Technical support is bundled with product updates and maintenance and is offered on an annual fee basis. Wind River's Tornado includes a tool for submitting problem reports via the Internet.

    ENGINEERING SERVICES. A number of services are provided on a fee-for-service basis, including BSP validation, application level consulting, customization, and porting to strategic semiconductor architectures. These are coordinated and performed by the Engineering Services Group in North America and Japan, though they may on occasion be supported by engineering or outside subcontractors in North America and Europe.

STRATEGIC ALLIANCES
The Company believes that strategic relationships with semiconductor manufacturers and embedded device manufacturers are significant strengths of the Company and key to future success in the embedded systems marketplace. Wind River has strategic relationships with most of the major semiconductor companies including ARM, Hewlett-Packard, Hitachi, Intel, Mitsubishi, Motorola, NEC, Siemens, Silicon Graphics and Sun Microsystems. This strategy has allowed the Company to leverage its partners' sales channels to give its products the widest possible market exposure. The Company also enters into joint marketing and sales agreements with certain developers of third-party applications as a means to enhance its products with industry-specific functionality. In January 1996, Intel and Wind River entered into an agreement pursuant to which Intel has agreed to supply an evaluation copy of Tornado for I2O to each customer purchasing an Intel i960RP/RD I/O microprocessor and a copy of IxWorks on each such microprocessor sold. In addition, Wind River has developed strategic relationships with NCI (Oracle) and JavaSoft (Sun Microsystems) for Embedded Internet-TM- devices ranging from handhelds and intelligent phones to network computers.

CUSTOMERS
The Company's products have been deployed by a broad range of organizations, ranging from companies in the following industries: telecommunications and datacommunications; office automation and computers; medical and industrial; and aerospace, research and defense. No single customer accounted for more than 5% of the Company's total revenues in fiscal 1997, and the top 10 customers in the aggregate accounted for less than 15%.

MARKETING, SALES AND DISTRIBUTION
In North America and Europe, Wind River markets its products and services primarily through its own direct sales organization which consists of salespersons and field application engineers. As of January 31, 1997, Wind River had 70 domestic direct salespersons and field application engineers located throughout North America, 31 direct salespersons and field application engineers throughout Europe and 12 sales and marketing employees in Japan.

    The Company distributes its products in Japan through Wind River Systems, K.K.("WRSKK"), a joint venture in which the Company owns a 70% equity interest. Innotech Corporation ("Innotech"), Kobe Steel Ltd. and Nissin Electric Ltd., the other partners in the joint venture, each owns a 10% equity interest. The Company has licensed its products exclusively to WRSKK for distribution in Japan. WRSKK has in turn entered into master distributor agreements with its three joint venture partners that provide the right to appoint sub-distributors. See Note 2 of Notes to Consolidated Financial Statements.

    Wind River has licensed eight international distributors principally to serve customers in regions not serviced by the Company's direct sales force or its Japanese master distributors. The Company also has established strategic relationships with computer, semiconductor and software vendors and works closely with a number of system integrators worldwide that enable Wind River to further broaden the geographic and market scope for its products.

    Revenues from international sales represented approximately 34%, 37% and 33% of the Company's total revenue in fiscal 1997, 1996 and 1995, respectively. See Note 9 of Notes to Consolidated Financial Statements for a summary of operations by geographic region.

    The Company has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. The Company has generally experienced the strongest demand for its products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years but have fallen sharply in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

COMPETITION
The embedded real-time software industry is highly competitive and is characterized by rapidly advancing technology. The Company believes that the principal competitive factors in the industry are product functionality, price/performance characteristics, product portability, ease of use, sales and marketing strength, financial stability, support services and corporate reputation. In order to maintain or improve its position in the industry, the Company must continue to enhance its current products and develop new products and product extensions rapidly. The Company believes that its principal competition comes from companies that develop real-time embedded software development systems in-house rather than purchasing such systems from independent software vendors such as the Company. Many of these organizations have substantial internal programming resources with the capability to develop specific products for their needs. The Company also competes with other independent software vendors, including Integrated Systems, Inc., Mentor Graphics, Inc. (through acquisition of Microtec/Ready Systems), Microware Systems Corporation, and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of the Company's products. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and functionality of the Company's products and there can be no assurance that competitors will not develop equivalent or superior technology to that of the Company. There can be no assurance that the Company will be able to compete effectively against its current and future competitors. If the Company is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

    The Company believes that it competes favorably in its markets on the basis of product functionality, price/performance characteristics, product portability, ease of use, sales and marketing strength, financial stability, support services and corporate reputation.

PRODUCT DEVELOPMENT AND ENGINEERING
Wind River believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer requirements.

The Company's product development and engineering group includes 81 full-time employees. During fiscal 1997, 1996 and 1995, product development and engineering expenses were $7.7 million, $5.5 million and $4.7 million, respectively, excluding capitalized software development costs. Capitalized software development costs for these periods were $707,000, $490,000 and $506,000, respectively. The Company anticipates that it will continue to commit substantial resources to research and product development in the future.

    The Company's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks product, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace.

    As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims.

PROPRIETARY RIGHTS
The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company has two United States patent applications pending. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As a part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of the Company's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Wind River believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology.

    As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on its technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks.

MANUFACTURING AND BACKLOG
The Company's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. All manufacturing is currently performed in the Company's Alameda, California facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials.

    The Company does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. The Company's order fulfillment process is intended to efficiently manage the flow of products to customers, often resulting in a number of weeks of backlog. Backlog at January 31, 1997 was approximately 9 to 13 weeks of sales. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES
The Company has 308 employees, including 168 in sales, marketing and support activities, 81 in product development and engineering and 59 in management, operations, finance and administration. Of these employees, 247 were located in North America and 61 were located outside of North America. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. Wind River has never experienced a work stoppage. See "Additional Risk Factors."

ADDITIONAL RISK FACTORS
Revenue from sales of the Tornado and VxWorks family of products and services accounted for a significant majority of the Company's revenues in each of the fiscal years ended January 31, 1997 and 1996. The Company's future results depend heavily on continued market acceptance of these products in the Company's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado and VxWorks family of products and services could have a material adverse affect on the Company's business, financial condition and results of operations. Because in certain instances the Company receives a royalty based on the number of VxWorks operating systems sold by its customers, the Company is also dependent upon its customers' success in developing and introducing new products and systems that incorporate VxWorks. To the extent that such customers are not successful, the Company may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

    The Company is continuously engaged in product development for new or changing markets. In particular, the Company has invested significant time and effort, together with a consortium of industry participants, in the development of I2O, a new specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. The Company also has developed IxWorks, an RTOS for use in conjunction with the I2O specification. The success of the I2O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. The Company also is expending substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which the

Company's products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future.

    The Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, unanticipated sales and buyouts of run-time licenses, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by the Company's customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products. In addition, the Company has not entered into long-term agreements with its customers, and the timing of license fees is difficult to predict. The procurement process of the Company's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's product will not lengthen. Product revenue in any quarter depends on the volume and timing of orders received in that quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in the Company's operating results from quarter to quarter. Revenues also are typically higher in the fourth quarter than in other quarters of the fiscal year, which ends on January 31, primarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. These trends are expected to continue.

    A number of additional factors may in the future cause the Company's revenues and operating results to vary significantly from period to period. These factors include: software "bugs" or other product quality problems; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; and mix of products sold. Although the Company has been profitable for the last several years on an annual basis, there can be no assurance that the Company will be able to continue its growth in revenue or sustain its profitability on a quarterly or annual basis. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, the Company's operating results could be below the expectations of stock market analysts and investors. In such event, the price of the Common Stock could be materially and adversely affected.

    A significant amount of the Company's revenues historically has been derived from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although the Company believes that revenues from sales of products designed for embedded systems applications will account for an increasing percentage of the Company's revenues in the future, the Company expects revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate a significant portion of the Company's VME revenues, are dependent on government funding, the continued availability of which is uncertain. Any unanticipated termination of government funding of VME customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operating and financial systems and the geographic area of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. There can be no assurance that the Company will be successful in achieving such integration efficiently. In addition, the Company anticipates the need to relocate its management, engineering, marketing, sales and customer support operation to a new facility within the next several years. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the

Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company has two United States patent applications pending. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As a part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information.

    As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In the fiscal years ended January 31, 1997, 1996 and 1995, the Company derived approximately 34%, 37%, and 33%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company also expects to make substantial investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in the Company's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support.

    The market price of the Company's common stock has fluctuated in the past, and is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by the Company or by its competitors, and changes in the software industry in general cause, and may continue to cause, the market price of the common stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The market prices of many high technology companies stocks, including the stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the common stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operation, even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the common stock.


I T E M  2.

PROPERTIES
The Company's principal administrative, sales, marketing, product development and engineering facilities are located in leased buildings providing approximately 74,000 square feet of office space in Alameda, California. Rental expenses in fiscal 1997 amounted to approximately $885,000 for these facilities. The leases expire on various dates from August 1998 through December 1999. The Company leases seventeen other domestic sales offices in the United States. The Company leases international sales and/or service facilities in Canada, the United Kingdom, France, Germany, Sweden, Israel, Italy, Korea and Japan. Wind River believes that its existing facilities are adequate for its current needs; however, the Company anticipates the need to relocate its management, engineering, marketing, sales and customer support operation to a new facility within the next several years. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation.


I T E M  3.

LEGAL PROCEEDINGS
No lawsuits or proceedings are pending against the Company.


I T E M  4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


I T E M  4A.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, and certain information about them as of March 1, 1997, are as follows:

Name                    Age                 Position with the Company
--------------------------------------------------------------------------------
Jerry L. Fiddler        45                  Chairman of the Board

Ronald A. Abelmann      59                  President, Chief Executive
                                            Officer and Director

David N. Wilner         43                  Chief Technical Officer
                                            and Director

Robert L. Wheaton       50                  Senior Vice President of Sales

David G. Fraser         33                  Vice President of Engineering

Richard W. Kraber       55                  Vice President of Finance,
                                            Chief Financial Officer and
                                            Secretary

David R. Larrimore      45                  Vice President of Marketing

Graham Shenton          57                  Managing Director of
                                            European Operations

    Mr. Fiddler co-founded the Company in February 1983 and currently serves as Chairman of the Board. From February 1983 to March 1994 he served as Chief Executive Officer of the Company. Prior to founding the Company, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and an M.S. in computer science from the University of Illinois.

    Mr. Abelmann joined the Company in March 1994 as President and Chief Executive Officer and Director. From 1987 to 1993 he served as the founding Chief Executive Officer of Vantage Analysis Systems, a developer of VHDL-based simulation software for design automation. Prior to then, he served as Group Vice President and General Manager for the Instrument Division of Varian Associates. Mr. Abelmann holds B.S. and M.S. degrees in applied physics from the University of California at Los Angeles, and an M.B.A. from Stanford University.

    Mr. Wilner co-founded the Company in February 1983 and currently serves as Chief Technical Officer and Director. Prior to founding the Company, he was a senior staff scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Wilner holds a B.S. in computer science from the University of California at Berkeley.

    Mr. Wheaton joined the Company in March 1992 and currently serves as Senior Vice President of Sales. From 1989 to 1991, he served as the Vice President of Marketing for ShareBase Corporation, a relational database hardware and software company. From 1988 to 1989, he served as the Western Regional Manager of Powersoft Corporation, a computer software company. Mr. Wheaton holds a B.S. in automotive engineering from Western Michigan University.

    Mr. Fraser joined the Company in September 1991 and currently serves as Vice President of Engineering. From 1988 to 1991, he served as a product marketing manager at Unisys/Convergent. From 1985 to 1988, he was a software engineer at Hewlett-Packard in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

    Mr. Kraber joined the company in August 1995 and currently serves as Vice President of Finance, Chief Financial Officer and Secretary. From 1991 to 1995, he served as Chief Operating Officer and Chief Financial Officer of Peerless Lighting, an industrial lighting products company. Prior to then, he was Chief Financial Officer for GardenAmerica and a consultant and engagement manager for McKinsey & Company. Mr. Kraber has a B.S. in mathematics from Stanford University and an M.B.A. from Harvard University.

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

    Mr. Shenton joined the Company in July 1994 and currently serves as Managing Director of European Operations. From 1990 to 1994, he was Managing Director of Vantage Analysis Systems Europe, Ltd., a developer of VHDL-based simulation software for design automation. From 1986 to 1989, he was Managing Director of IMP Europe, Ltd., a semiconductor design and application firm. Mr. Shenton holds a B.E. degree from Sydney University, Australia and an M.E. degree from the University of New South Wales, Australia.



                                      P A R T  II


I T E M  5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Wind River's common stock is traded on the Nasdaq National Market under the symbol WIND. On April 25, 1996, the Board of Directors declared a three-for-two common stock split in the form of a stock dividend, payable May 24, 1996, to stockholders of record on May 10, 1996. In addition, on February 13, 1997, the Board of Directors declared a three-for-two stock split in the form of a stock dividend, payable March 10, 1997, to stockholders of record on February 24, 1997. All share and per share amounts have been adjusted to give effect to these stock splits.

    The closing price of the Company's common stock as reported by the Nasdaq National Market as of April 1, 1997 was $23.38 per share. The price per share in the following table sets forth the low and high prices in the Nasdaq National Market for the quarter indicated:

                                          LOW     HIGH
--------------------------------------------------------------------------------
Fiscal 1996
First quarter ended April 30,1995       $3.78     $6.72
Second quarter ended July 31,1995        4.78      7.83
Third quarter ended October 31,1995      6.89     12.22
Fourth quarter ended January 31,1996    10.72     13.61

                                         LOW       High
--------------------------------------------------------------------------------
Fiscal 1997
First quarter ended April 30,1996      $12.56     $18.00
Second quarter ended July 31,1996       16.89      25.67
Third quarter ended October 31,1996     21.83      31.00
Fourth quarter ended January 31,1997    26.33      35.83


    The Company has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company presently intends to reinvest earnings to fund future growth.
    At March 1, 1997, there were approximately 338 stockholders of record of the Company. Certain record holders are represented by brokers and other institutions on behalf of stockholders. The Company has estimated the total number of such stockholders to be 3,400.



                                                           YEARS ENDED JANUARY 31,
In thousands, except per share data       1997        1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------
Revenues                               $ 64,000     $ 44,000       $ 32,100       $ 27,341       $ 25,053

Net income                               11,280        5,383          2,460            332          1,721

Earnings per share                          .41          .23            .11            .02            .11

Working capital                          55,346       27,817         24,220         21,486          5,637

Total assets                            128,661       45,480         39,183         33,880         14,712

Long-term debt                               --           --             73            583          1,068

Stockholders' equity                   $108,749     $ 32,813       $ 28,345       $ 24,612       $  6,671


I T E M  6.

SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data presented above should be read in conjunction with the more detailed financial statements presented in Item 8 of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements.


I T E M  7.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the captions "Business" and "Additional Risk Factors."

    Wind River was founded in 1983 to provide consulting and custom software development services for a variety of business clients. From its inception, the Company directed its development efforts towards real-time and embedded system applications and released its first commercial product, VxWorks, in 1987. Wind River has subsequently broadened its product offerings and has become a leading provider of operating systems and development tools for the real-time embedded system marketplace. During the past five years, the Company has invested heavily in the development and introduction of its products and in the establishment of a worldwide sales, distribution and customer support capability. The Company markets its products on a worldwide basis through its direct sales force, distributors and value-added resellers. The Company provides sales, marketing, and product support for foreign customers through wholly-owned subsidiary companies in Europe and a majority-owned joint-venture company in Japan.

    The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to significantly increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. In addition, the Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will continue. These fluctuations have been caused by a number of factors, including customer buying patterns, product development cycles, delays in shipments of new products and the timing of significant sales of the Company's products.

    Because the software industry is intensely competitive, software vendors have from time to time experienced price erosion on their products. As is typical in the software industry, the Company's fixed costs as a percentage of revenues are high, and significant price erosion could have a material adverse effect on the Company's revenues and operations.

RESULTS OF OPERATIONS
The Company experienced a higher level of profits for fiscal 1997 with net income of $11.3 million, an increase of $5.9 million or 110% over the previous year. This increase was the result of 45% revenue growth over the previous year, an increase in gross margins, a reduction in operating expenses as a percentage of revenues, an increase in non-operating other income, and a reduction in the effective tax rate.

    The growth in net income in fiscal 1996 to $5.4 million was an increase of $2.9 million, or 119%, over the previous year. These results were achieved with a 37% revenue growth over the previous year, a reduction in operating expenses as a percentage of revenues which were offset by a slight reduction in gross margins. These results were achieved while making significant investments in the marketing and customer support organizations and the launch of Tornado, a significant new product undertaking.

    The following table sets forth certain consolidated income statement data and its percentage of revenues for the periods indicated.


                                                                YEARS ENDED JANUARY 31,
 In thousands                                    1997                    1996                        1995
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Products                            $46,354        72%       $31,200          71%          $23,196       72%
    Services                             17,646        28         12,800           29            8,904        28
---------------------------------------------------------------------------------------------------------------------
     Total revenues                      64,000       100         44,000          100           32,100       100
---------------------------------------------------------------------------------------------------------------------

Costs of revenues:
    Products                              4,580         7          3,746            9            2,336         7
    Services                              6,960        11          5,530           12            3,656        11
---------------------------------------------------------------------------------------------------------------------
     Total cost of revenues              11,540        18          9,276           21            5,992        18
---------------------------------------------------------------------------------------------------------------------
      Gross profit                       52,460        82         34,724           79           26,108        82
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
    Selling and marketing                23,900        37         17,905           41           14,614        46
    Product development and engineering   7,722        12          5,531           13            4,656        14
    General and administrative            5,021         8          3,158            7            3,386        11
---------------------------------------------------------------------------------------------------------------------
     Total operating expenses            36,643        57         26,594           61           22,656        71
---------------------------------------------------------------------------------------------------------------------
Operating income                         15,817        25          8,130           18            3,452        11
---------------------------------------------------------------------------------------------------------------------
Other income                              2,140         3            661            2              453         1
---------------------------------------------------------------------------------------------------------------------
Income before income taxes               17,957        28          8,791           20            3,905        12
Provision for income taxes                6,677        10          3,408            8            1,445         4
---------------------------------------------------------------------------------------------------------------------
     Net income                         $11,280       18%         $5,383           12%          $2,460        8%
---------------------------------------------------------------------------------------------------------------------


REVENUES
The Company's overall revenue growth rate was 45% from fiscal 1996 to 1997 and 37% from fiscal 1995 to 1996. The Company's revenue results primarily from fees for licenses of its software products, fees from run-time licenses and fees for customer support, training, maintenance and engineering services. Product revenues accounted for approximately 72%, 71% and 72% of the total revenues in fiscal 1997, 1996 and 1995, respectively, with service revenues accounting for the balance of total revenue over this period.

    Product revenues increased 49% from fiscal 1996 to 1997 and 35% from fiscal 1995 to 1996. These increases were attributable primarily to increased market acceptance of the Company's products, expansion of the Company's sales and marketing efforts, and introduction of new products. Tornado, the Company's flagship product, was first introduced in fiscal 1996 and began selling immediately. In fiscal 1997, sales continued to grow as Tornado became available for use with more host platforms and microprocessor targets. In addition, demand grew for Tornado in Windows-based customer development environments. Staffing in sales, marketing, and customer support has grown each year to support new sales offices worldwide. Run-time license revenue has increased each year in conjunction with growing shipments of customers' products and systems that incorporate the VxWorks operating system.

    International revenues represented 34%, 37% and 33% of total revenues in fiscal 1997, 1996 and 1995, respectively. Revenues from European sources increased 41% from fiscal 1996 to 1997 while revenues from Asia Pacific sources increased 32% over the same period. Revenues derived from indirect sales channels worldwide represented 17%, 19% and 19% of total revenues in fiscal 1997, 1996 and 1995, respectively. A significant portion of these indirect revenues are attributable to the contribution of the Company's majority-owned joint-venture company in Japan, Wind River Systems K.K. ("WRSKK").

    International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations.

    Service revenues increased 38% from fiscal 1996 to 1997 and 44% from fiscal 1995 to 1996. The increases were due primarily to increases in maintenance and training resulting from increases in the installed customer base, as well as a significant increase in the engineering services consulting business. Maintenance contracts are generally prepaid, with the revenue recognized ratably over the period of the contract. The deferred software support and development revenue balance, amounting to approximately $6.3 million at January 31, 1997 relates primarily to customer prepayments under software maintenance agreements which will be recognized ratably over the life of the agreements as revenue in fiscal 1998.

FOREIGN OPERATIONS AND RELATED PARTY TRANSACTIONS
Product and service revenues in Europe are derived primarily from the Company's wholly owned subsidiaries located in France, Germany, Italy and the United Kingdom. Revenues from European sources increased to $12.3 million in fiscal 1997 from $8.7 million in fiscal 1996 and $6.0 million in fiscal 1995.

    All product in Japan is sold through WRSKK's three master distributors. Revenues derived from master distributor transactions in Japan amounted to $9.1 million, $6.7 million and $4.0 million in fiscal 1997, 1996 and 1995, respectively. The percentage of Japan revenues from Innotech in fiscal year 1997, 1996 and 1995 was 58%, 26%, 13%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 1997, 1996 and 1995 was 24%, 56%, and 67%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 1997, 1996, and 1995 was 18%, 18%, and 20%, respectively.

COST OF PRODUCTS
Cost of products includes direct and indirect costs for the production and duplication of manuals and media for software products, as well as those relating to the packaging, shipping and delivery of the products to the customer. Product costs also include license and other direct purchase costs of third-party software that is distributed by or integrated into the Company's products and the amortization of capitalized software costs. During the past three years, the cost of products has remained relatively constant. As a result, gross profit margins for products have also remained constant at 88% to 90%. Amortization of capitalized software development costs included in cost of products amounted to $600,000, $360,000 and $349,000 in fiscal 1997, 1996 and
1995, respectively. The unamortized portion of capitalized software costs was $828,000 at January 31, 1997.

COST OF SERVICES
Cost of services includes engineering services consulting, customer technical support, maintenance and training. The gross margin was higher at 61% in fiscal 1997 as compared to 57% and 58% in fiscal 1996 and 1995, respectively. The improvement during this period is due primarily to the more efficient utilization of resources as the Company's maintenance base grew, as well as to improved margins in the Company's engineering services contracts.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 33% from fiscal 1996 to 1997 and 23% from fiscal 1995 to 1996. The increase in costs in fiscal 1997 and 1996 resulted primarily from increases in sales and marketing personnel both domestically and worldwide and increased advertising and third-party marketing costs for product introductions and promotions. Sales and marketing costs as a percentage of revenues continued to decrease to 37% in fiscal 1997 from the 41% and 48% experienced in fiscal 1996 and 1995, respectively. This decrease was attributable to a growing revenue base and more effective utilization of personnel, as well as adjustments in compensation and commission plans.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES
Product development and engineering expenses have grown by 40% from fiscal 1996 to 1997 and 19% from fiscal 1995 to 1996, but decreased as a percentage of revenues to 12% as compared to 13% and 15% in fiscal 1996 and 1995, respectively. Over this period of time, the Company has made a concerted effort to migrate its products across a wide range of system architectures and to improve its technological capabilities and systems. While the Company has taken measures to improve the efficiency of its product development and engineering efforts and to reduce its reliance on third-party providers for key components of new products, the Company expects that it will be necessary to continue to make significant investments in engineering and product development for the foreseeable future. The majority of product development costs have been charged to expense as incurred with the capitalization of software development costs amounting to an average of 1.3% of total revenues over the past three fiscal years.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses are related primarily to finance and administrative functions and have increased slightly as a percentage of revenues from 7% in fiscal 1996 to 8% in fiscal 1997. This increase is attributable to worldwide investment in information systems and finance staffing and infrastructure. The reduction in general and administrative expenses as a percentage of revenues from 11% in fiscal 1995 to 7% in fiscal 1996 resulted primarily from increased revenue levels and from increased efficiencies in the Company's finance and administrative operations.

OTHER INCOME AND EXPENSE
Other income and expense includes interest income derived from investment of excess cash and income or loss related to the 30% minority interest held by the Japanese participants in WRSKK. The increase in other income in fiscal 1997 was due to the investment of excess cash received in a public offering of common stock in July 1996.
    The Company sells products to WRSKK at discount rates which approximate those offered to other independent distributors of the Company's products.

PROVISION FOR TAXES
The Company's effective consolidated tax rates amounted to 37.2%, 38.8% and 37.0% in fiscal 1997, 1996 and 1995, respectively. The overall changes in the effective tax rates result primarily from the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

QUARTERLY RESULTS OF OPERATIONS
The Company's quarterly results have historically been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period. Operating income has fluctuated significantly from quarter to quarter as a result of quarterly revenue fluctuations and uneven changes in sales and marketing costs.

    The following table sets forth selected unaudited quarterly information for the Company's last eight fiscal quarters. The Company believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K and believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

    The Company has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. The Company has generally experienced the strongest demand for its products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years but have fallen sharply in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

    Quarterly operating results are also influenced by various other factors, including delays in the introductions of new products and releases of existing products operating under new microprocessor architectures. In addition, volume purchases by customers of run-time licenses for embedded software can result in revenues being concentrated in a single period with no assurances that the customers' purchase levels will be consistent or predictable in future periods. A significant component of operating expenses relates to the maintenance of a highly skilled work force and is thus relatively fixed over the short term and it is difficult to effect reductions in operating expenses to maintain desired profit levels when unanticipated changes in revenue rates are encountered. Planned expenditures, especially those relating to marketing and promotion of new and existing products, are based on revenue forecasts and, as a result, if revenue forecasts do not reach expected levels in any quarter or annual period, the Company's operating results and financial condition could be adversely affected. The Company also manages discretionary expenditures based upon quarterly revenue forecasts, but there can be no assurance that the Company will be profitable in any given quarter.

    On May 24, 1996, a three-for-two stock split was effected by a stock dividend with respect to all holders of the Company's common stock outstanding on May 10, 1996. On March 10, 1997, a three-for-two stock split was effected by a stock dividend to all holders of the Company's common stock outstanding on February 24, 1997. All share numbers and prices in this Annual Report on Form 10-K have been adjusted to give effect to these stock splits.


                                                           QUARTERS ENDED
                            APR. 30   JUL. 31  OCT. 31   JAN. 31   APR. 30   JUL. 31   OCT. 31   JAN. 31
In thousands                  1995     1995      1995      1996      1996      1996      1996      1997
----------------------------------------------------------------------------------------------------------
Revenues:
    Products                 $6,032   $7,002   $ 7,995   $10,171   $ 8,531   $10,700   $12,297   $14,826
    Services                  2,668    3,098     3,405     3,629     4,069     4,300     4,303     4,974
----------------------------------------------------------------------------------------------------------
    Total revenues            8,700   10,100    11,400    13,800    12,600    15,000    16,600    19,800
----------------------------------------------------------------------------------------------------------

Cost of revenues:
    Products                    674      749       797     1,526     1,089     1,246     1,126     1,119
    Services                  1,187    1,233     1,550     1,560     1,561     1,744     1,676     1,979
----------------------------------------------------------------------------------------------------------
    Total cost of revenues    1,861    1,982     2,347     3,086     2,650     2,990     2,802     3,098
----------------------------------------------------------------------------------------------------------

    Gross profit              6,839    8,118     9,053    10,714     9,950    12,010    13,798    16,702
----------------------------------------------------------------------------------------------------------

Operating expenses:
    Selling and marketing     3,935    4,234     4,369     5,367     5,139     5,767     6,133     6,861
    Product development and
     engineering              1,234    1,332     1,410     1,555     1,595     1,913     1,883     2,331
    General and
     administrative             756      819       831       752     1,018     1,133     1,224     1,646
----------------------------------------------------------------------------------------------------------
    Total costs and expenses  5,925    6,385     6,610     7,674     7,752     8,813     9,240    10,838
----------------------------------------------------------------------------------------------------------
Operating income                914    1,733     2,443     3,040     2,198     3,197     4,558     5,864
Other income                    162      213        55       231       192       193       835       920
----------------------------------------------------------------------------------------------------------
Income before income taxes    1,076    1,946     2,498     3,271     2,390     3,390     5,393     6,784
Provision for income taxes      409      739       961     1,299       920     1,300     1,933     2,524
----------------------------------------------------------------------------------------------------------
    Net income               $  667   $1,207   $ 1,537   $ 1,972   $ 1,470   $ 2,090   $ 3,460   $ 4,260
----------------------------------------------------------------------------------------------------------
Net income per share         $ 0.03   $ 0.05     $0.07   $  0.08     $0.06     $0.08   $  0.12     $0.15
Shares used in computing net
 income per share            22,598   23,184    23,517    23,639    23,988    24,728    27,986    28,229

LIQUIDITY AND CAPITAL RESOURCES
At January 31, 1997, the Company had working capital in excess of $55 million and cash and investments in excess of $99 million, which include investments with maturities of greater than one year of $43 million.

    Net cash provided by operating activities in fiscal 1997, 1996 and 1995 was $12.3 million, $12.6 million and $1.6 million, respectively. In fiscal 1997, net income and increases in allowances for receivables, depreciation and amortization, accounts payable, accrued compensation, and deferred revenue were partially offset by increases in accounts receivable and prepaids, deposits and other assets. In fiscal 1996, net income and increases in depreciation, accounts receivable, prepaid assets, deposits and other assets, accounts payable, accrued compensation, and income tax payable were partially offset by decreases in deferred income tax liabilities. In fiscal 1995, net income and increases in depreciation, income tax payable and deferred revenue were offset by an increase in accounts receivable.

    Net cash used in investing activities in fiscal 1997, 1996 and 1995 was $76.6 million, $5.3 million and $627,000, respectively. In each fiscal year, capital expenditures, capitalization of software development costs and purchases of investments were partially offset by sales of investments.

    Net cash provided by financing activities in fiscal 1997 totaled $65.2 million primarily as a result of proceeds from a public offering of common stock, partially offset by purchases of treasury stock. Net cash used in financing activities in fiscal 1996 totaled $672,000 primarily as a result of purchases of treasury stock offset by proceeds from the sale of common stock through stock-based compensation plans. Net cash provided by financing activities in fiscal 1995 totaled $18,000 primarily as a result of payments of bank and lease line-of-credit obligations offset by proceeds from the sale of common stock through stock-based compensation plans.

    Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures at least through fiscal 1998.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the new standards in the year ending January 31, 1998 and has not yet determined the effect of adoption.


I T E M  8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
Financial Statements:
--------------------------------------------------------------------------------
   Report of Independent Accountants                            22


   Consolidated Statements of Income
   for the years ended January 31, 1997, 1996 and 1995          23

   Consolidated Balance Sheets
   at January 31, 1997 and 1996                                 24

   Consolidated Statements of Cash Flows
   for the years ended January 31, 1997, 1996, and 1995         25

   Consolidated Statements of Changes
   in Stockholders' Equity for the three years
   ended January 31, 1997.                                      26

   Notes to Consolidated Financial Statements                   27

Financial Statement Schedules:

   Schedule II -- Valuation and Qualifying Accounts             36

All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


I T E M  9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF WIND RIVER SYSTEMS, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
March 10, 1997

CONSOLIDATED STATEMENTS OF INCOME


                                                                   YEARS ENDED JANUARY 31,
In thousands, except per share amounts                          1997        1996        1995
-----------------------------------------------------------------------------------------------
Revenues:

    Products                                                  $46,354     $31,200     $23,196
    Services                                                   17,646      12,800       8,904
-----------------------------------------------------------------------------------------------
      Total revenues                                           64,000      44,000      32,100
-----------------------------------------------------------------------------------------------

Cost of revenues:
    Products                                                    4,580       3,746       2,336
    Services                                                    6,960       5,530       3,656
-----------------------------------------------------------------------------------------------
      Total cost of revenues                                   11,540       9,276       5,992
-----------------------------------------------------------------------------------------------

        Gross profit                                           52,460      34,724      26,108
-----------------------------------------------------------------------------------------------


Operating expenses:
    Selling and marketing                                      23,900      17,905      14,614
    Product development and engineering                         7,722       5,531       4,656
    General and administrative                                  5,021       3,158       3,386
-----------------------------------------------------------------------------------------------
      Total costs and expenses                                 36,643      26,594      22,656
-----------------------------------------------------------------------------------------------

Operating income                                               15,817       8,130       3,452
-----------------------------------------------------------------------------------------------

Other income (expense):
    Interest income                                             2,465         847         609
    Interest expense & other                                        -        (199)       (232)
    Minority interest in consolidated subsidiary company         (325)         13          76
-----------------------------------------------------------------------------------------------
      Total other income                                        2,140         661         453
-----------------------------------------------------------------------------------------------
Income before income taxes                                     17,957       8,791       3,905
Provision for income taxes                                      6,677       3,408       1,445
-----------------------------------------------------------------------------------------------
      Net income                                              $11,280     $ 5,383     $ 2,460
-----------------------------------------------------------------------------------------------
Net income per share                                          $   .41     $   .23     $   .11
-----------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares           26,232      23,237      21,450
-----------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                             CONSOLIDATED BALANCE SHEETS

                                                                                               JANUARY 31,
In thousands                                                                            1997                1996
--------------------------------------------------------------------------------------------------------------------
ASSETS


Current assets:
    Cash and cash equivalents                                                         $  9,848            $  9,205
    Short-term investments                                                              46,895              20,632
    Accounts receivable, net of allowances of $1,204 and $378                           13,296               9,216
    Prepaid and other current assets                                                     4,780               1,108
--------------------------------------------------------------------------------------------------------------------
       Total current assets                                                             74,819              40,161
Investments                                                                             43,004                   -
Equipment and furniture, net of accumulated depreciation of $7,328 and $5,048            8,426               4,059
Computer software development costs, net of accumulated amortization of
      $2,382 and $1,782                                                                    828                 721

Deposits and other assets                                                                1,584                 539
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $128,661            $ 45,480
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $  1,340            $  1,345
    Accrued liabilities                                                                  5,530               2,374
    Accrued compensation                                                                 4,391               2,642
    Income taxes payable                                                                 1,941               1,769
    Deferred revenue                                                                     6,271               4,214
--------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                        19,473              12,344
Deferred rent                                                                              127                 116

--------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                19,600              12,460
--------------------------------------------------------------------------------------------------------------------


Minority interest in consolidated subsidiary                                               312                 207
--------------------------------------------------------------------------------------------------------------------

Commitments (Note 8)


Stockholders' equity:
    Common stock, par value $.001, 75,000 and 45,000 shares authorized, 25,382
      and 21,175 issued, and 25,269 and 20,837 shares outstanding                           25                  21

    Additional paid in capital                                                          89,890              24,793
    Cumulative translation adjustments                                                    (310)                (74)
    Unrealized loss on securities                                                         (353)                  -
    Retained earnings                                                                   22,618              11,338
    Less treasury stock, 113 and 338 shares at cost                                     (3,121)             (3,265)
--------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                      108,749              32,813
--------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $128,661             $45,480
--------------------------------------------------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED JANUARY 31,

In thousands                                                         1997           1996           1995
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

    Net income                                                     $11,280        $ 5,383        $ 2,460
    Adjustments to reconcile net income to net cash
      provided (used) by operations:

    Allowance for receivables                                          826            132             19
    Depreciation                                                     2,280          1,449          1,207
    Amortization of capitalized software                               600            360            349
    Unrealized loss on securities                                     (353)             -              -
    Deferred rent                                                       11            (20)           (20)
    Deferred income taxes                                             (780)          (652)           134
    Minority interest in consolidated subsidiary                       105            (13)           (76)
    Change in assets and liabilities:
      Accounts receivable                                           (4,906)         2,889         (4,718)
      Prepaids, deposits and other assets                           (4,435)           529           (322)
      Accounts payable and accrued liabilities                       3,151            854            464
      Accrued compensation                                           1,749            770            370
      Income taxes payable                                             670            571            700
      Deferred revenue                                               2,057            392            859
----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                     12,255         12,644          1,426
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                            (6,647)        (2,180)        (1,293)
    Capitalized software development costs                            (707)          (490)          (506)
    Purchases of investments                                       (79,031)       (68,437)       (41,942)
    Sales of investments                                             9,764         65,796         43,114
----------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                        (76,621)        (5,311)          (627)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Payments of bank obligations                                         -              -           (451)
    Payments of lease line-of-credit obligations, net                    -            (73)          (251)
    Issuance of common stock, net                                   65,101          2,666            877
    Purchase of treasury stock                                      (7,050)        (3,265)             -
    Sales of treasury stock                                          7,194              -              -
----------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities          65,245           (672)           175
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               (236)          (316)           396
----------------------------------------------------------------------------------------------------------
       Net increase in cash                                            643          6,345          1,370
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       9,205          2,860          1,490
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $ 9,848        $ 9,205        $ 2,860
----------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                               -        $    19        $   232
----------------------------------------------------------------------------------------------------------
    Cash paid for income taxes                                     $ 2,285        $ 1,682        $   890
----------------------------------------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             CUMULATIVE   UNREALIZED                                       TOTAL
                                              COMMON         TRANSLATION   LOSS ON    RETAINED     TREASURY STOCK      STOCKHOLDERS'
In thousands, except share amounts       SHARES    AMOUNT    ADJUSTMENTS  SECURITIES  EARNINGS    SHARES      AMOUNT       EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1994            19,869     $21,271       $(154)     $    -     $ 3,495         -      $    -     $24,612

Common stock issued upon
  exercise of stock options               335         111                                                                   111

Common stock issued under
  stock purchase plan                     172         365                                                                   365

Tax benefits from stock plans                         157                                                                   157
Sale of common stock to employee          112         244                                                                   244
Currency translation adjustments                                  396                                                       396
Net income                                                                              2,460                             2,460
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995            20,488      22,148         242           -       5,955         -           -      28,345
Common stock issued upon
  exercise of stock options               488         612                                                                   612

Common stock issued under
  stock purchase plan                     199         779                                                                   779

Tax benefit from stock plans                        1,175                                                                 1,175
Sale of warrants                                      100                                                                   100
Purchase of treasury stock                                                                         (338)     (3,265)     (3,265)
Currency translation adjustments                                 (316)                                                     (316)
Net income                                                                              5,383                             5,383
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1996            21,175      24,814         (74)          -      11,338      (338)     (3,265)     32,813
Common stock issued pursuant to
  public offering, net                  3,142      55,589                                           563       7,194      62,783

Common stock issued upon
  exercise of stock options               980       2,594                                                                 2,594

Common stock issued under
  stock purchase plan                      85       1,178                                                                 1,178

Tax benefit from stock plans                        5,740                                                                 5,740
Purchase of treasury stock                                                                         (338)     (7,050)     (7,050)
Unrealized loss on securities                                                (353)                                         (353)
Currency translation adjustments                                 (236)                                                     (236)
Net income                                                                             11,280                            11,280
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997            25,382     $89,915       $(310)      $(353)    $22,618      (113)    $(3,121)   $108,749
---------------------------------------------------------------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N O T E  1:  O P E R A T I O N S   A N D   S U M M A R Y   O F
S I G N I F I C A N T   A C C O U N T I N G   P O L I C I E S

Wind River Systems, Inc. (the "Company") is engaged in developing and marketing operating systems and software development tools for creating real-time and embedded applications.

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Wind River Systems International, Inc., a U.S. corporation; Wind River Systems, E.C., S.A.R.L., a French corporation; Wind River Systems GmbH, a German corporation; Wind River Systems Italia, S.r.l, an Italian corporation; Wind River Systems UK, Ltd., a United Kingdom corporation; and its majority-owned subsidiary Wind River Systems K.K. (WRSKK), a Japanese corporation, (the Subsidiaries). All significant intercompany accounts and transactions have been eliminated.

    The Company maintains a fiscal year end of January 31. The Subsidiaries maintain fiscal year-ends of December 31. The consolidated financial statements include the Subsidiaries' accounts as of December 31.

CASH AND CASH EQUIVALENTS
The Company considers all unrestricted highly liquid investments with a maturity of three months or less when acquired to be cash equivalents.

INVESTMENTS
Short-term investments in debt and equity securities are classified as "held-to-maturity," "trading" or "available for sale." As of January 31, 1997 and 1996, all of the Company's investments are categorized as available-for-sale and are carried at market value as of the balance sheet date. Unrealized holding gains and losses on such investments are reported net of related taxes as a separate component of stockholders' equity. Management determines the appropriate categorization of short-term investment at the time of purchase and reassesses the categorization at each reporting date. As of January 31, 1997 and 1996, all short-term investments had maturities of less than one year. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are based on the carrying value of specific securities sold and were immaterial during fiscal 1997, 1996 and 1995.

CONCENTRATION OF CREDIT RISK
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. The Company's investments consist of investment grade securities placed with major financial institutions. The investment policy limits the Company's exposure to concentration of credit risk. The Company's accounts receivable result primarily from software operations and reflect a broad customer base both domestically and internationally. As a consequence, concentrations of credit risk are limited.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. Leasehold improvements are amortized over the term of the related lease. Repairs and maintenance are charged to expense while major improvements are capitalized.


SOFTWARE DEVELOPMENT COSTS
Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using either the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of eighteen months is assigned to capitalized software development costs.

REVENUE RECOGNITION
Product revenues consist of licensing fees from operating system and software development tool products, fees from embedded system run-time licenses, and fees from software porting and development contracts. Service revenues are derived from customer maintenance, support, training and consulting services. Maintenance contracts are generally sold separately from the products. The Company's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

    Product revenues are recognized at the time of shipment or upon the delivery of a product master in satisfaction of noncancellable contractual obligations under agreements where the customer has software reproduction and distribution rights provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable by management. Service revenue from software maintenance, support and update fees (post-contract support) is charged separately and recognized ratably over the contract period. Revenues from training and consulting are recognized when services are provided. Revenue from engineering services contracts is recognized on the percentage-of-completion basis.

INCOME TAXES
The provisions for income taxes include federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes using the asset and liabilities approach.

FOREIGN CURRENCY TRANSLATION
The functional currency of foreign subsidiaries is the local currency. Assets and liabilities of the subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. The resulting cumulative translation adjustments are reported as a separate component of stockholders' equity. The net gains and losses resulting from foreign currency transactions were not significant for any of the periods presented.

STOCK-BASED COMPENSATION PLANS
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related Interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123"). See Note 7.

NET INCOME PER SHARE
Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares are calculated using the treasury stock method and consist of common stock issuable upon the exercise of stock options and warrants.

STOCK SPLITS
On April 25, 1996, the Board of Directors declared a three-for-two split of common stock effected in the form of a stock dividend, payable May 24, 1996, to stockholders of record on May 10, 1996. In addition, on February 13, 1997, the Board of Directors declared a three-for-two split of common stock effected in the form of a stock dividend, payable March 10, 1997, to stockholders of record on February 24, 1997. All share and per share amounts have been adjusted to give retroactive effect to these stock splits.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts in the fiscal 1995 and fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") and No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 128 establishes financial accounting and reporting standards for calculation of basic earnings per share and diluted earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The Company will adopt the new standards in the year ending January 31, 1998 and has not yet determined the effect of adoption.


N O T E  2: R E L A T E D   P A R T Y   T R A N S A C T I O N S

The Company entered into distributor agreements with three of the minority interest owners of WRSKK, Innotech Corporation, Kobe Steel, Ltd., and Nissin Electric Ltd., in March 1993, October 1991, and October 1991, respectively. The Innotech agreement was amended in December 1995 to provide for an extended contract term and to issue to Innotech a warrant to purchase 225,000 shares of the Company's Common Stock for $4.93 per share. The warrant was valued at $100,000 and charged to cost of sales in fiscal 1996. The warrant is exercisable from January 25, 1999 to July 25, 1999.

    All product in Japan is sold through WRSKK's three master distributors. Revenues derived from master distributor transactions in Japan amounted to $9.1 million, $6.7 million and $4.0 million in fiscal 1997, 1996 and 1995, respectively. The percentage of Japan revenues from Innotech in fiscal year 1997, 1996 and 1995 was 58%, 26%, 13%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 1997, 1996 and 1995 was 24%, 56%, and 67%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 1997, 1996, and 1995 was 18%, 18%, and 20%, respectively. Amounts due from the joint venture partners were approximately $2,392,000 and $100,000 at January 31, 1997 and 1996, respectively.


N O T E  3: E Q U I P M E N T   A N D   F U R N I T U R E

Equipment and furniture consist of the following (in thousands):
                                           JANUARY 31,
                                         1997      1996
--------------------------------------------------------------------------------
Computer equipment                     $12,430   $  7,589
Furniture and equipment                  2,176      1,028
Leasehold improvements                   1,148        490
--------------------------------------------------------------------------------
                                        15,754      9,107
Less accumulated depreciation           (7,328)    (5,048)
--------------------------------------------------------------------------------
                                       $ 8,426   $  4,059
--------------------------------------------------------------------------------

N O T E  4: M A R K E T A B L E   S E C U R I T I E S

The carrying value of the Company's portfolio of marketable securities approximated fair value. The portfolio consisted of the following:

                                               JANUARY 31,
(In thousands)                               1997      1996
--------------------------------------------------------------------------------
Money market funds                         $   52    $  260
Municipal bonds                            79,095    15,372
U.S. government and agency obligations      2,551         -
Corporate bonds                             1,000     5,000
Other debt securities                       7,201         -
--------------------------------------------------------------------------------
                                          $89,899   $20,632
--------------------------------------------------------------------------------

    At January 31, 1997 and 1996, the net unrealized holding losses on securities, net of related taxes, were $353,000 and $0, respectively.


N O T E  5: P R O V I S I O N   F O R   I N C O M E   T A X E S

The provision for income taxes consists of the following
(in thousands):

                                    YEARS ENDED JANUARY 31,
                              1997           1996           1995
--------------------------------------------------------------------------------
Current:
 Federal                    $5,139         $3,040         $1,151
 State                       1,151            733             60
 Foreign                     1,167            287            100
--------------------------------------------------------------------------------
                             7,457          4,060          1,311
--------------------------------------------------------------------------------
Deferred:
 Federal                      (736)          (574)           226
 State                          14            (59)          (122)
 Foreign                       (58)           (19)            30
                              (780)          (652)           134
--------------------------------------------------------------------------------
                            $6,677         $3,408         $1,445
--------------------------------------------------------------------------------

    Deferred tax liabilities (assets) which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following (in thousands):

                                          JANUARY 31,
                                         1997     1996
--------------------------------------------------------------------------------
Foreign deferred revenues              $  786    $ 771
Depreciation                              224      225
Other                                     323      283
--------------------------------------------------------------------------------
Gross deferred tax liabilities          1,333    1,279
--------------------------------------------------------------------------------

Employee benefit accruals                (329)   (255)
Accounts receivable reserves             (357)      -
Accrued expenses and other               (929)   (526)
--------------------------------------------------------------------------------
Gross deferred tax assets              (1,615)   (781)
--------------------------------------------------------------------------------
Net deferred tax liabilities (assets)  $ (282)   $498
--------------------------------------------------------------------------------

    Deferred tax assets are included in the consolidated balance sheets within other assets. Deferred tax liabilities are included within income taxes payable.

    In fiscal 1997, 1996 and 1995, respectively, tax benefits resulting from the exercise of employee stock options amounting to $5,740,000, $1,175,000 and $157,000, respectively, were credited to stockholders' equity. The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 34% as follows:

                                         YEARS ENDED JANUARY 31,
                                       1997        1996      1995
--------------------------------------------------------------------------------
Expected rate                          34.0%       34.0%     34.0%
State taxes, net of federal benefit     4.1         5.4       6.1
Foreign taxes                           5.0         3.0        .1
Research and development, net          (1.0)          -      (1.8)
Tax exempt interest                    (4.5)       (2.7)     (4.8)
Other                                  (0.4)        (.9)      3.4
--------------------------------------------------------------------------------
                                       37.2%       38.8%     37.0%
--------------------------------------------------------------------------------


N O T E  6: C O M M O N   S T O C K   O F F E R I N G

In July 1996, the Company completed a public offering of 3,705,000 shares of common stock at a price of $18.00 per share. The proceeds of the common stock offering, after deducting all associated costs, were $62.8 million.


N O T E  7: S T O C K   B A S E D   C O M P E N S A T I O N   P L A N S

As of January 31, 1997, the Company had three stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its two fixed stock option plans and its stock purchase plan.

    The Equity Incentive Plan allows for the issuance of options to Company employees and consultants to purchase a maximum of 9,450,000 shares of common stock. Individuals owning more than 10% of the Company's stock are not eligible to participate in the Plan unless the option's price is at least 110% of the fair market value of the common stock at the date of grant and the term of the option does not exceed five years from the date of grant. Options issued to holders of less than 10% of the Company's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations to not exceed ten years from the grant date. Under the terms of the Plan, option vesting provisions are established by the Board of Directors when options are granted (generally over four years beginning at the date of grant), and unexercised options are automatically canceled three months after termination of the optionee's employment with the Company.

    In April 1995, the Company adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to be administered by the Board of Directors. The Directors' Plan provides for the grant of options to purchase common stock of the Company to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company ("Non-Employee Directors"). The Directors' Plan allows for the issuance of options to Non-Employee Directors to purchase a maximum of 225,000 shares of common stock. Options issued are granted at prices of 100% of the fair market value of the common stock at the date of grant and with expirations of ten years from the grant date. Initial options granted to each Non-Employee Director become vested over a period of four years from the date of grant ratably in equal installments, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant. Unexercised options will terminate six months after such optionee's termination of all service with the Company and its affiliates.

     The number of shares for which options under these two plans were exercisable was approximately 1,369,000, 1,282,500 and 895,500 at January 31, 1997, 1996 and 1995, respectively. Activity under the Equity Incentive Plan and the Directors' Plan is summarized as follows (in thousands except per share amounts):


                              FISCAL 1997                        FISCAL 1996                   FISCAL 1995
                       NUMBER            OPTION            NUMBER          OPTION        NUMBER          OPTION
                        OF              PRICE PER            OF            PRICE PER     OF              PRICE PER
                       SHARES            SHARE             SHARES          SHARE         SHARES          SHARE
---------------------------------------------------------------------------------------------------------------------
Beginning
  balance               3,911            $ .02-11.00       3,265          $ .02-4.16     1,541          $.02-4.16
Granted                  741             10.96-35.50       1,412          3.21-11.00     2,466          1.84-3.26
Exercised              (1,004)           .11-11.00         (488)           .02-3.19      (447)          .04-2.67
Canceled                 (99)            .11-17.85         (278)           .11-4.68      (295)          .11-4.16
---------------------------------------------------------------------------------------------------------------------
Ending
  balance               3,549            $.02-35.50        3,911          $.02-11.00     3,265          $.02-4.16
---------------------------------------------------------------------------------------------------------------------


    Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1997 and 1996: risk free interest rates of 6.33% and 5.36%, respectively; expected volatility of 65.63% and 67.55%, respectively; an expected option life of 6.35 years and 5.91 years, respectively; and no expected dividends for both years. The weighted average fair value of stock options granted under the Equity Incentive Plan and the Directors' Plan for the years ended January 31, 1997 and 1996, were $17.57 and $7.19, respectively.

    The following table summarizes information about fixed stock options outstanding at January 31, 1997:

                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------
RANGE OF           NUMBER         WEIGHTED- AVERAGE        WEIGHTED-            NUMBER              WEIGHTED-
EXERCISE PRICES   OUTSTANDING         REMAINING            AVERAGE            EXERCISABLE             AVERAGE
                  AT 1/31/97       CONTRACTUAL LIFE      EXERCISE PRICE        AT 1/31/97          EXERCISE PRICE
                 (IN THOUSANDS)                                              (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
$0.01-$3.05           1,444                6.7                 1.88                909                 1.77
$3.05-$10.95          1,340                8.3                 6.46                453                 5.94
$10.95-$35.50          765                 9.2                16.48                  7                 13.62
-------------------------------------------------------------------------------------------------------------------
                      3,549                7.8                 6.76               1,369                3.21
-------------------------------------------------------------------------------------------------------------------


    In March 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 450,000 shares of common stock. The Purchase Plan was amended in April 1995 to increase the number of shares authorized for issuance by 450,000 to a total of 900,000 shares. Under the Purchase Plan, The Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is used to purchase shares of common stock on specified dates determined by the Board. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock, determined by the closing price on the Nasdaq National Market System, at the commencement date or the ending date of each six month offering period.

    Sales under the Purchase Plan in fiscal 1997, 1996 and 1995 were 85,000, 199,000 and 171,000 shares of common stock, respectively, at an average price of $14.67, $3.92 and $2.50, respectively. At January 31, 1997, 380,419 shares of common stock were available for future purchase.

    Compensation cost for the Purchase Plan (included in proforma net income and net income per share amounts) is recognized for the fair value of the employee's purchase rights, which was estimated using the Black-Scholes model with the following assumptions used for grants during fiscal 1997 and 1996: risk free interest rates of 6.0% and 5.1%, respectively; expected volatility of 55.85% and 56.50%, respectively; an expected option life of 6 months for both years, and no expected dividends for both years. The weighted average fair value of stock purchased under the Purchase Plan for the years ended January 31, 1997 and 1996, was $5.08 and $1.36, respectively.

    The Company applies the provisions of APB 25 and related Interpretations in accounting for compensation expense under the Equity Incentive Plan, the Directors' Plan and the Purchase Plan. Had compensation expense under these plans been determined pursuant to SFAS No. 123, the Company's net income and net income per share for the years ended January 31, 1997 and 1996 would have been as follows (in thousands except per share amounts):

                       FISCAL 1997         FISCAL 1996
--------------------------------------------------------------------------------
Net income:
  As reported           $11,280              $5,383
  Pro Forma               7,296               4,248

Net income per share:
  As reported           $  0.41             $  0.23
  Pro Forma                0.28                0.18
--------------------------------------------------------------------------------

The Pro Forma amounts include compensation expense related to fiscal 1997 and 1996 stock option grants and sales of common stock under the Purchase Plan only. In future years, the annual compensation expense will increase relative to the fair value of stock options granted in those future years.


N O T E  8: L E A S E   C O M M I T M E N T S

The Company leases certain property consisting of corporate and Subsidiary headquarters, sales facilities, equipment and furniture. The Company occupies its principal facilities under non-cancelable operating leases which expire from 1997 through 2000. The facility lease agreements provide for rental abatement periods varying from five to six months and one contains a three year renewal option.

    Future minimum rental payments under noncancelable operating leases subsequent to fiscal 1997 amounting to $2,925,000 are: 1998 - $1,154,000; 1999 -
$1,040,000; and 2000 - $731,000.
    Rental expense for fiscal 1997, 1996 and 1995 was $1,968,000, $1,666,000 and $1,478,000, respectively.


N O T E  9: S E G M E N T   A N D   G E O G R A P H I C   I N F O R M A T I O N

The Company operates in one industry segment.

    The distribution of revenues, operating income (loss) and assets by geographic location is as follows (in thousands):


                                         NORTH          WESTERN
                                        AMERICA         EUROPE          JAPAN         CONSOLIDATED
----------------------------------------------------------------------------------------------------
Fiscal year ended January 31, 1997
  Total revenues                       $ 42,590        $12,306         $9,104          $ 64,000
----------------------------------------------------------------------------------------------------
  Operating income                     $ 14,626        $   551         $  640          $ 15,817
----------------------------------------------------------------------------------------------------
  Identifiable assets                  $109,359        $ 9,562         $9,740          $128,661
----------------------------------------------------------------------------------------------------
Fiscal year ended January 31, 1996
----------------------------------------------------------------------------------------------------
  Total revenues                       $ 28,542        $ 8,709         $6,749          $ 44,000
----------------------------------------------------------------------------------------------------
  Operating income (loss)              $  8,332        $ (198)         $  (4)          $  8,130
----------------------------------------------------------------------------------------------------
  Identifiable assets                  $ 38,763        $ 3,746         $2,971          $ 45,480
----------------------------------------------------------------------------------------------------
Fiscal year ended January 31, 1995
----------------------------------------------------------------------------------------------------
  Total revenues                       $ 22,093        $ 6,007         $4,000          $ 32,100
----------------------------------------------------------------------------------------------------
  Operating income (loss)              $  3,041        $   829         $(418)          $  3,452
----------------------------------------------------------------------------------------------------
  Identifiable assets                  $ 34,071        $ 2,015         $3,097          $ 39,183
----------------------------------------------------------------------------------------------------




Included in revenues from North America are direct export sales to the Asia Pacific area amounting to $662,000, $656,000 and $656,000 in fiscal 1997, 1996 and 1995.

                                     P A R T  I I I



I T E M  1 0.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is incorporated by reference from the Company's proxy statement related to the annual stockholders' meeting to be held on July 24, 1997, to be filed by the Company with the Securities and Exchange Commission ("Proxy Statement").


I T E M  1 1.

EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Company's Proxy Statement.


I T E M  1 2.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the Company's Proxy Statement.


I T E M  1 3.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the Company's Proxy Statement.

                                     P A R T  I V


I T E M  1 4.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements and Financial Statement
       Schedules - See Index to Consolidated Financial Statements at Item 8 on page 20 of this report.
       All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

    2. Exhibits
       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER                            EXHIBIT TITLE
--------------------------------------------------------------------------------

    3.1     (i)    Certificate of Incorporation of Wind River.

    3.2     (i)    By-laws of Wind River.

    10.1*   (i)    Form of Indemnity Agreement entered into between the
                   Registrant and its officers and directors.

    10.2*  (iv)    1987 Equity Incentive Plan, as Amended to date.

    10.3*   (i)    Form of Incentive Stock Option Grant under the Equity
                   Incentive Plan.

    10.4*   (i)    Form of Non-qualified Stock Option Grant under the Equity
                   Incentive Plan.

    10.5*  (iv)    1993 Employee Stock Purchase Plan, as amended to date.

    10.6    (i)    Master Technology License Agreement between the Registrant and Wind River Systems, K.K., dated as of September 11,
                   1990.

    10.7    (i)    Amended Joint Venture Agreement for Wind River Systems, K.K.
                   between the Registrant and the parties named herein, dated as of October 1, 1991.

    10.8    (i)    Master Distributor Agreement between Wind River Systems,
                   K.K. and Innotech Corporation, dated as of July 29, 1992
                   (with certain confidential portions deleted) (v).

    10.9    (i)    Marina Village Industrial Gross Lease between the Registrant and Alameda Real Estate Investments, dated as of March 15,
                   1990, as amended.

    10.10     *    Employment Agreement between the Registrant and Ronald A.
                   Abelmann, dated as of March 4, 1994.

    10.11     *    Stock Purchase Agreement between the Registrant and Ronald
                   A. Abelmann, dated as of March 4, 1994.

    10.12* (ii)    Amended and restated Deferred Compensation Agreement between the Registrant and Ronald A. Abelmann.

    10.13 (iii)    Amendment dated January 25, 1995 to Master Distributor
                   Agreement between Wind River Systems, KK and Innotech
                   Corporation.

    10.14* (iv)    1995 Non-Employee Directors' Stock Option Plan.

    10.15     *    Form of Non-Qualified Stock Option Exercise under the Non-
                   Employee Director's Stock Option Plan.

    21             Subsidiaries of Registrant.

    23             Consent of Independent Accountants.

    27             Financial Data Schedule.
-------------------------------------------------------------------------------

            (i) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-59146), filed with the Commission on March 5, 1993, as amended through the date hereof.

           (ii) Filed as an exhibit to Form 10-Q/A, Amendment No. 2, for the quarterly period ended April 30, 1996 and incorporated herein by reference.

          (iii) Filed as an exhibit to Form 10-Q/A, Amendment No. 1, for the quarterly period ended April 30, 1996 and incorporated herein by reference.

           (iv) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-06921) filed with the Commission on June 18, 1996.

            (v) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated April 14, 1993.

              * Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulations S-K.

(b) Reports on Form 8-K

None.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT  ADDITIONS               BALANCE
                                BEGINNING OF CHARGED TO               END OF
(In thousands)                     THE YEAR  EXPENSES    WRITE-OFFS  THE YEAR
--------------------------------------------------------------------------------
1997:
    Allowance for doubtful accounts    $378      $300      $ (89)    $  589
    Reserve for sales returns            --       615        --         615
--------------------------------------------------------------------------------
                                       $378      $915      $ (89)    $1,204
--------------------------------------------------------------------------------

1996:
    Allowance for doubtful accounts    $246      $196      $ (64)    $   378
    Reserve for sales returns            --        --        --         --
--------------------------------------------------------------------------------
                                       $246      $196      $ (64)    $   378
--------------------------------------------------------------------------------

1995:
    Allowance for doubtful accounts    $227      $277      $(258)    $   246
    Reserve for sales returns            --        --        --         --
--------------------------------------------------------------------------------
                                       $227      $277      $(258)    $   246
--------------------------------------------------------------------------------

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Wind River Systems, Inc.

Dated: April 18, 1997                  \s\ RICHARD W. KRABER
                                       ---------------------
                                       Richard W. Kraber
                                       Vice President of Finance and Chief
                                       Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on April 18, 1997.

NAME                                   TITLE
\s\ JERRY L. FIDDLER                   Chairman of the Board
-----------------------------------
Jerry L. Fiddler

\s\ RONALD A. ABELMANN                 President, Chief Executive Officer and
-----------------------------------    Director (principal executive
Ronald A. Abelmann                     officer)

\s\ DAVID N. WILNER                    Chief Technical Officer and Director
-----------------------------------
David N. Wilner

\s\ RICHARD W. KRABER                  Vice President of Finance, Chief
-----------------------------------    Financial Officer and Secretary
Richard W. Kraber                      (principal financial officer)

\s\ DANIEL LEE                          Controller
-----------------------------------    (principal accounting officer)
Daniel Lee

\s\ WILLIAM B. ELMORE                  Director
-----------------------------------
William B. Elmore

\s\ DAVID PRATT                        Director
-----------------------------------
David Pratt