Form 10-Q
period 1997-04-30
WIND RIVER SYSTEMS INC
filed 1997-06-16
CIK 833829

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1997 or

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

                                    (510) 748-4100
                                  (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     X      No
                                            -------       --------

Indicate the number of shares outstanding of each of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock: 25,317,484 shares outstanding as of May 29, 1997

                               WIND RIVER SYSTEMS, INC.

                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 1997 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the three months ended April 30, 1997, are not necessarily indicative of the results to be expected for the entire year.

                               WIND RIVER SYSTEMS, INC.
                            CONSOLIDATED INCOME STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                               APRIL 30,
                                                       ------------------------
                                                         1997          1996
                                                         ----          ----
                                                              (UNAUDITED)

Revenues:
  Products                                             $  13,257    $   8,531
  Services                                                 5,143        4,069
--------------------------------------------------------------------------------
       Total revenues                                     18,400       12,600
--------------------------------------------------------------------------------

Cost of revenues:
  Products                                                 1,406        1,089
  Services                                                 1,938        1,561
--------------------------------------------------------------------------------
       Total cost of revenues                              3,344        2,650
--------------------------------------------------------------------------------

         Gross profit                                     15,056        9,950
--------------------------------------------------------------------------------

Operating expenses:
  Sales and marketing                                      7,255        5,139
  Product development                                      2,434        1,595
  General and administrative                               1,537        1,018
--------------------------------------------------------------------------------
       Total operating expenses                           11,226        7,752
--------------------------------------------------------------------------------

Operating income                                           3,830        2,198
--------------------------------------------------------------------------------

Other income (expense):
  Interest income                                            808          190
  Minority interest in consolidated subsidiary               (28)           2
--------------------------------------------------------------------------------
       Total other income                                    780          192
--------------------------------------------------------------------------------
Income before income taxes                                 4,610        2,390
Provision for income taxes                                 1,660          920
--------------------------------------------------------------------------------
       Net income                                      $   2,950    $   1,470
--------------------------------------------------------------------------------
Net income per share                                   $    0.11    $    0.06
--------------------------------------------------------------------------------
Weighted average common and common equivalent shares      27,974       23,988
--------------------------------------------------------------------------------

           See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       APRIL 30,   JANUARY 31,
                                                         1997         1997
                                                       ---------   ----------
                                                      (UNAUDITED)

                   ASSETS

Current assets:
  Cash and cash equivalents                            $  13,581    $   9,848
  Short-term investments                                  26,511       46,895
  Accounts receivable, net of allowances
       of $1,064 and $1,204                               12,474       13,296
  Prepaid and other current assets                         5,029        4,780
--------------------------------------------------------------------------------
         Total current assets                             57,595       74,819
Investments                                               62,929       43,004
Equipment and furniture, net of
  accumulated depreciation of $7,991 and $7,328           10,152        8,426
Capitalized software costs, net of
  accumulated amortization of $2,532 and $2,382              857          828
Deposits and other assets                                  2,100        1,584
--------------------------------------------------------------------------------
         Total assets                                  $ 133,633    $ 128,661
--------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   2,232    $   1,340
  Accrued liabilities                                      4,189        5,530
  Accrued compensation                                     3,589        4,391
  Income taxes payable                                     3,623        1,941
  Deferred revenue                                         9,896        6,271
--------------------------------------------------------------------------------
         Total current liabilities                        23,529       19,473
Deferred rent                                                124          127
--------------------------------------------------------------------------------
         Total liabilities                                23,653       19,600
--------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                 340          312
--------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, par value $.001, 75,000
    shares authorized 25,521 and 25,382 shares issued,
    and 25,308 and 25,269 shares outstanding                  26           25
  Additional paid in capital                              90,339       89,890
  Cumulative translation adjustments                        (470)        (310)
  Unrealized loss on securities                             (452)        (353)
  Retained earnings                                       25,568       22,618
  Less treasury stock, 213 and 113 shares, at cost        (5,371)      (3,121)
--------------------------------------------------------------------------------
       Total stockholders' equity                        109,640      108,749
--------------------------------------------------------------------------------
         Total liabilities and stockholders' equity    $ 133,633    $ 128,661
--------------------------------------------------------------------------------

           See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.
                          CONSOLIDATED CASH FLOWS STATEMENTS
                                    (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                          -------------------
                                                                APRIL 30,
                                                          -------------------
                                                             1997      1996
                                                             ----      ----
                                                               (UNAUDITED)

Cash flows from operating activities:
  Net income                                               $  2,950  $  1,470
  Adjustments to reconcile net income to net cash
   provided by operations:
    Provision for doubtful accounts receivables                (140)        -
    Depreciation and amortization                               663       435
    Amortization of capitalized software costs                  150       150
    Unrealized loss on securities                               (99)        -
    Deferred rent                                                (3)       11
    Minority interest in consolidated subsidiary                 28         4
  Change in assets and liabilities:
    Accounts receivable                                         962    (2,091)
    Prepaid and other assets                                   (765)     (221)
    Accounts payable                                            892        (6)
    Accrued liabilities                                      (1,341)     (190)
    Accrued compensation                                       (802)     (208)
    Income taxes payable                                      1,682       (62)
    Deferred revenue                                          3,625     1,418
--------------------------------------------------------------------------------
       Net cash provided by operating activities              7,802       710
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                       (2,389)   (1,006)
  Capitalized software costs                                   (179)     (179)
  Investment sales                                           49,537    19,206
  Investment purchases                                      (49,078)  (17,340)
--------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities   (2,109)      681
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Common stock issuances                                        450       238
  Treasury stock purchases                                   (2,250)   (1,567)
--------------------------------------------------------------------------------
       Net cash used in financing activities                 (1,800)   (1,329)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                        (160)     (124)
--------------------------------------------------------------------------------
       Net increase (decrease) in cash and cash equivalents   3,733       (62)
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              9,848     9,205
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ 13,581  $  9,143
--------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                   $      -  $      1
--------------------------------------------------------------------------------
  Cash paid for income taxes                               $    827  $  1,513
--------------------------------------------------------------------------------

           See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                     (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements omit or condense certain information and footnote disclosures normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

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

3. COMMON STOCK TRANSACTIONS

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend, with respect to all of the Company's Common Stock outstanding on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

The Company repurchased and held as treasury stock, 100,000 shares of common stock at a cost of $2.3 million in the first quarter of fiscal year 1998.

4.  RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share," and makes them more comparable to international EPS standards. The Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted in connection with the Company's annual financial statements for the year ending January 31, 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:


--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 April 30,
                                                           1997           1996
--------------------------------------------------------------------------------
Net income per common share, as reported                   $0.11          $0.06
--------------------------------------------------------------------------------
Basic net income per common share, pro forma               $0.12          $0.07
--------------------------------------------------------------------------------
Diluted net income per common share, pro forma             $0.11          $0.06
--------------------------------------------------------------------------------

                               WIND RIVER SYSTEMS, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS OF FISCAL YEAR 1998 COMPARED TO
THREE MONTHS OF FISCAL YEAR 1997

REVENUES

Total revenues increased 46% to $18.4 million for the first quarter of fiscal year 1998 from $12.6 million in the first quarter of fiscal year 1997. Revenue from the sale of products increased by $4.7 million for the three-month period ended April 1997. This increase was due primarily to incremental increases in run-time license revenues and the continued market acceptance of the Company's flagship product, Tornado-TM-.

Service revenues for the first quarter of fiscal 1998 increased $1.1 million, which represents an increase of 26% over the comparable quarter in fiscal 1997. Increases in service revenues were due to an increased number of customers under maintenance agreements and to increases in consulting and custom software design services. In addition, increases in object development license sales, due to the popularity of Tornado-TM-, resulted in a 32% increase in training revenue in the first quarter of fiscal 1998, compared with the same quarter of fiscal 1997.

COSTS AND EXPENSES

The overall cost of products and services as a percentage of total revenues decreased to 18% in the first quarter of fiscal 1998 from 21% in the same period of fiscal 1997. This decrease was primarily the result of an increase in product revenues as a percentage of total revenues. Product-related cost of sales decreased as a percentage of product revenue to 11% in the first quarter of fiscal 1998 from 13% in the first quarter of fiscal 1997. Third party product revenue was lower as a percentage of total revenue which resulted in a proportionately lower royalty expense in the first quarter fiscal 1998 compared with the same period fiscal 1997. Service-related cost of sales remained steady at 38% of services revenue in the first quarter of both fiscal years 1998 and 1997.

Sales and marketing expenses decreased as a percentage of total revenues to 39% in the first quarter of fiscal 1998 from 41% in the first quarter of fiscal 1997. However, in overall dollars, sales and marketing expenses increased $2.1 million, or 41%, in the first quarter of fiscal year 1998 over the comparable period in the prior fiscal year. The decrease in the percentage was due to revenues increasing at a faster rate than sales and marketing costs. The increase in overall dollars resulted primarily from increases in sales personnel and increases in marketing and advertising programs. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and introduce new products.

Product development expenses, which consist primarily of personnel costs, remained at 13% of total revenues for the first quarter of both fiscal years 1998 and 1997. In overall dollars, such expenses increased $839,000, or 53%, in the first quarter of fiscal 1998 over the comparable quarter of fiscal 1997. The Company believes it will continue to be necessary to make significant investments in engineering and product development for the foreseeable future.

General and administrative expenses remained at 8% of total revenues for the first quarter of both fiscal years 1998 and 1997. In overall dollars, these expenses increased $519,000 in the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997. This increase was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.

The effective tax rate in the first quarter of fiscal 1998 decreased to 36% from 38% in the same period of fiscal 1997. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate at the end of the fiscal year. The decrease in the effective tax rate between the first quarters of fiscal 1998 and 1997 was due to increased income from tax-free investment instruments.

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

RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share." The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share," and makes them more comparable to international EPS standards. The Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted in connection with the Company's annual financial statements for the year ending January 31, 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:


--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 April 30,
                                                           1997           1996
--------------------------------------------------------------------------------
Net income per common share, as reported                   $0.11          $0.06
--------------------------------------------------------------------------------
Basic net income per common share, pro forma               $0.12          $0.07
--------------------------------------------------------------------------------
Diluted net income per common share, pro forma             $0.11          $0.06
--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had working capital in excess of $34 million, and approximately $40 million in cash and short-term investments. The Company also had long-term investments in excess of $62 million.

Net cash provided by operating activities in the first quarter of fiscal years 1998 and 1997 totaled $7.8 million and $710,000, respectively. In the first quarter of fiscal 1998, net income and changes in depreciation and amortization, accounts receivable, accrued taxes payable, and deferred revenue were partially offset by changes in prepaid and other assets, accounts payable, accrued liabilities, and accrued compensation. In the first quarter of fiscal 1997, net income and changes in depreciation and amortization and deferred revenue were partially offset by changes in accounts receivable.

Net cash used in investing activities in the first quarter of fiscal 1998 totaled $2.1 million. Net cash provided by investing activities in the first quarter of fiscal 1997 totaled $681,000. In the first quarter of fiscal 1998, capital expenditures, capitalized software costs, and purchases of security investments were partially offset by sales of security investments. In the first quarter of fiscal 1997, sales of security investments were partially offset by capital expenditures and purchases of security investments. Capital expenditures were $2.4 million in the first three months of fiscal 1998 compared to $1.0 million in the same period of fiscal 1997. The Company will continue to invest in capital resources to support its anticipated revenue growth.

Net cash used in financing activities in the first quarter of fiscal years 1998 and 1997 totaled $1.8 million and $1.3 million, respectively. In the first quarter of fiscal 1998, the Company repurchased and held as treasury stock 100,000 shares at a cost of $2.3 million. The purchases of treasury stock were partially offset by the issuance of common stock for employee stock option exercises in the first quarter of both fiscal years 1998 and 1997.

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend to all holders of the Company's Common Stock on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

During the quarter, the Company entered into negotiations regarding an option to purchase real property in the City of Alameda, California. The property is currently undeveloped land that can be developed for future expansion of customer support, engineering and administrative operations. If the option is exercised, the Company may use existing liquid resources or borrow on a new credit facility to fund the purchase.

Management believes that the Company's working capital and the cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures through fiscal 1998.

                             PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)     Exhibits - none

     (b) No reports on form 8-K have been filed for the quarter ended April 30, 1997.

     No other items.




                                      SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                        WIND RIVER SYSTEMS, INC.



  Date:  June 16, 1997                  RICHARD W. KRABER
                                        ----------------------------------
                                        Richard W. Kraber
                                        Chief Financial Officer