Form 10-Q
period 1997-08-31
WIND RIVER SYSTEMS INC
filed 1997-09-15
CIK 833829

                          SECURITIES AND EXCHANGE COMMISSION



                               WASHINGTON, D.C.  20549



                                      FORM 10-Q



(Mark One)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1997 or

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


          Common stock: 25,489,329 shares outstanding as of August 31, 1997

                               WIND RIVER SYSTEMS, INC.



                                      FORM 10-Q



                             QUARTER ENDED JULY 31, 1997




                                        INDEX



Part I:        FINANCIAL INFORMATION

               Item 1.    Financial Statements

                          Consolidated Income Statements for the three and six month periods ended July 31, 1997 and July 31, 1996


                          Consolidated Balance Sheets at July 31, 1997
                          and January 31, 1997


                          Consolidated Cash Flows Statements for the six month periods ended July 31, 1997 and July 31, 1996



               Item 2.    Management Discussion and Analysis of
                          Financial Condition and Results of Operations



Part II:       OTHER INFORMATION


               Item 4.    Submission of Matters to the Vote of
                          Securityholders


               Item 6.    Exhibits and Reports on Form 8-K



Signature

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

The results for the three months and six months ended July 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

                           WIND RIVER SYSTEMS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         ------------------------      -----------------------
                                                                  JULY 31,                    JULY 31,
                                                         ------------------------      -----------------------
                                                            1997          1996            1997          1996
                                                            ----          ----            ----          ----
Revenues:
  Products                                               $  15,926     $  10,700       $  29,183     $  19,231
  Services                                                   6,074         4,300          11,217         8,369
--------------------------------------------------------------------------------------------------------------
      Total revenues                                        22,000        15,000          40,400        27,600
--------------------------------------------------------------------------------------------------------------

Cost of revenues:
  Products                                                   1,601         1,246           3,007         2,335
  Services                                                   2,362         1,744           4,300         3,305
--------------------------------------------------------------------------------------------------------------
      Total cost of revenues                                 3,963         2,990           7,307         5,640
--------------------------------------------------------------------------------------------------------------

        Gross profit                                        18,037        12,010          33,093        21,960
--------------------------------------------------------------------------------------------------------------

Operating expenses:
  Sales and marketing                                        8,346         5,767          15,601        10,906
  Product development                                        3,005         1,913           5,439         3,508
  General and administrative                                 1,565         1,133           3,102         2,151
--------------------------------------------------------------------------------------------------------------
      Total operating expenses                              12,916         8,813          24,142        16,565
--------------------------------------------------------------------------------------------------------------

Operating income                                             5,121         3,197           8,951         5,395
--------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                              890           255           1,698           445
  Minority interest in consolidated subsidiary                  36           (62)              8           (60)
--------------------------------------------------------------------------------------------------------------
      Total other income                                       926           193           1,706           385
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                   6,047         3,390          10,657         5,780
Provision for income taxes                                   2,177         1,300           3,837         2,220
--------------------------------------------------------------------------------------------------------------
      Net income                                         $   3,870     $   2,090       $   6,820     $   3,560
--------------------------------------------------------------------------------------------------------------
Net income per share                                     $    0.14     $    0.08       $    0.24     $    0.15
--------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares        28,373        24,728          28,174        24,385
--------------------------------------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                (UNAUDITED)

                                                            JULY 31,      JANUARY 31,
                                                             1997            1997
                                                           ----------     -----------

                       ASSETS
Current assets:
  Cash and cash equivalents                                $  150,153     $    9,848
  Short-term investments                                       20,641         46,895
  Accounts receivable, net of allowances
    of $1,164 and $1,204                                       12,544         13,296
  Prepaid and other current assets                              5,631          4,780
-------------------------------------------------------------------------------------
      Total current assets                                    188,969         74,819
Investments                                                    70,692         43,004
Equipment and furniture, net of
  accumulated depreciation of $8,924 and $7,328                11,521          8,426
Capitalized software costs, net of
  accumulated amortization of $2,682 and $2,382                 1,263            828
Deposits and other assets                                       7,228          1,584
-------------------------------------------------------------------------------------
      Total assets                                         $  279,673     $  128,661
-------------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    2,204     $    1,340
  Accrued liabilities                                           6,269          5,530
  Accrued compensation                                          4,449          4,391
  Income taxes payable                                          3,408          1,941
  Deferred revenue                                             11,423          6,271
-------------------------------------------------------------------------------------
      Total current liabilities                                27,753         19,473
Long-term debt                                                140,000            -
Deferred rent                                                     117            127
-------------------------------------------------------------------------------------
      Total liabilities                                       167,870         19,600
-------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                      304            312
-------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, par value $.001, 75,000
    shares authorized, 25,802 and 25,382 shares
    issued, and 25,489 and 25,269 shares outstanding               26             25
  Additional paid in capital                                   92,112         89,890
  Cumulative translation adjustments                             (630)          (310)
  Unrealized loss on securities                                  (494)          (353)
  Retained earnings                                            29,438         22,618
  Less treasury stock, 313 and 113 shares, at cost             (8,953)        (3,121)
-------------------------------------------------------------------------------------
      Total stockholders' equity                              111,499        108,749
-------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity       $  279,673     $  128,661
-------------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.
                      CONSOLIDATED CASH FLOWS STATEMENTS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                ---------------------------
                                                                          JULY 31,
                                                                ---------------------------
                                                                    1997            1996
                                                                    ----            ----

Cash flows from operating activities:
  Net income                                                    $    6,820       $    3,560
  Adjustments to reconcile net income to net cash
   provided by operations:
    Provision for doubtful accounts receivables                        (40)               -
    Depreciation and amortization                                    1,596              929
    Amortization of capitalized software costs                         300              313
    Deferred rent                                                      (10)              12
    Minority interest in consolidated subsidiary                        (8)              66
  Change in assets and liabilities:
    Accounts receivable                                                792           (1,310)
    Prepaid and other assets                                        (1,720)            (369)
    Accounts payable                                                   864             (134)
    Accrued liabilities                                                739            1,076
    Accrued compensation                                                58              269
    Income taxes payable                                             1,467              379
    Deferred revenue                                                 5,152              863
--------------------------------------------------------------------------------------------
      Net cash provided by operating activities                     16,010            5,654
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                              (4,691)          (2,977)
  Capitalized software costs                                          (735)            (360)
  Investment sales                                                  34,591                -
  Investment purchases                                             (36,166)         (64,284)
--------------------------------------------------------------------------------------------
     Net cash used in investing activities                          (7,001)         (67,621)
--------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Common stock issuances                                             2,223           54,988
  Treasury stock purchases                                          (5,832)          (3,929)
  Sales of treasury stock                                                -            9,532
  Long-term debt issuance                                          135,225                -
--------------------------------------------------------------------------------------------
     Net cash provided by financing activities                     131,616           60,591
--------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               (320)            (345)
--------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents          140,305           (1,721)
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                     9,848            9,205
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  150,153       $    7,484
--------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
--------------------------------------------------------------------------------------------
  Cash paid for income taxes                                    $    2,987       $    2,286
--------------------------------------------------------------------------------------------

          See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                     (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements omit or condense certain information and footnote disclosures normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

2.  EARNINGS PER SHARE

Earnings per share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. The 5% Convertible Subordinated Notes (see Note 5) are not common stock equivalents and, therefore, have been excluded from the computation of earnings per share. The 5% Convertible Subordinated Notes presently have an anti-dilutive effect on the three-month and six-month computations of fully diluted earnings per share.

3. COMMON STOCK TRANSACTIONS

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend, to holders of the Company's Common Stock on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

The Company repurchased and held as treasury stock, 100,000 shares of common stock at a cost of $2.3 million and 100,000 shares of common stock at a cost of $3.6 million in the first and second quarters of fiscal year 1998, respectively.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share". The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share", and makes them more comparable to international EPS standards. The Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted in connection with the Company's annual financial statements for the year ending January 31, 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:


--------------------------------------------------------------------------------
                                           Three months ended   Six months ended
--------------------------------------------------------------------------------
                                                July 31,            July 31,
                                             1997      1996      1997     1996
                                             ----      -----     ----     ----

Net income per common share, as reported    $0.14     $0.08     $0.24     $0.15

Basic net income per common
share, pro forma                            $0.15     $0.10     $0.27     $0.17

Diluted net income
per common share, pro forma                 $0.14     $0.08     $0.24     $0.15
--------------------------------------------------------------------------------


In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting
Comprehensive Income", and  Statement of   Financial  Accounting  Standards  No.
131  (FAS   131), "Disclosures  about  Segments of an  Enterprise  and  Related
Information".   The  adoption  of both  statements  is required for fiscal years beginning after December 15,  1997.

FAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. FAS 131 changes current practice under FAS 14, "Financial Reporting of Segments of a Business Enterprise", by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information.

The Company is studying the implications of these new statements and the impact of their implementation on its consolidated financial statements.

5.  LONG-TERM DEBT

In July 1997, the Company issued $140 million of 5.0% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and, commencing 90 days following original issuance, are convertible into shares of the Company's common stock at a conversion price of $48.50 per share. The Notes are redeemable at the option of the Company in whole or in part at any time on or after August 2, 2000 at 102% initially, and thereafter at prices declining to 100% at maturity, in cash plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence
of certain  events.   The  costs  incurred  in  connection  with  the  offering
of $4.8 million are included in the prepaid and other assets balance. These costs are being amortized over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing February 1, 1998.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three and six months ended July 31, 1997 were $22.0 million and $40.4 million, respectively, compared to $15.0 million and $27.6 million for the same periods in fiscal 1997.

Revenue from the sale of products increased 49% and 52% to $15.9 million and $29.2 million for the three-month and six-month periods in fiscal 1998, compared to $10.7 million and $19.2 million for the same periods in fiscal 1997. These increases were due primarily to the continued market acceptance of the Company's flagship product, Tornado-TM- and increased sales to the telecommunication and computer equipment manufacturing industries.

Service revenues for the three and six months ended July 31, 1997 increased $1.8 million and $2.8 million, respectively, representing increases of 41% and 34%, respectively, over the comparable periods in fiscal 1997. Increases in service revenues were due to an increased number of customers requiring consulting and custom software design services. In addition, increased sales of the Tornado-TM- software development environment has generated additional revenue from maintenance support agreements.

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues decreased to 18% in both the three months and six months ended July 31, 1997, from 20% in the same periods in fiscal 1997. Product-related cost of sales decreased as a percentage of product revenues to 10% in both the three-month and six-month periods of fiscal 1998 from 12% in the same periods of fiscal 1997. These decreases were due to increases in sales of products which did not carry royalty costs. Service-related cost of revenues decreased as a percentage of service revenues to 39% and 38% for the three-month and six-month periods fiscal
1998, respectively, from 41% and 39% in the same periods in fiscal 1997, respectively. Although the cost of services revenues as a percentage of total revenues was slightly lower than in the three and six month periods of the prior fiscal year, the Company believes it will be necessary to make significant investments in support-related services for its customers in the future. Accordingly, the Company expects such percentage may increase as a result of these increased investments.

OPERATING EXPENSES

Sales and marketing expenses remained steady as a percentage of total revenues at 38% in the second quarters of fiscal years 1998 and 1997. The same expenses decreased as a percentage of total revenues to 39% in the first six months of fiscal 1998, compared to 40% in the same period of fiscal 1997. In overall dollars, sales and marketing expenses increased $2.6 million and $4.7 million, or 45% and 43%, in the three-month and six-month periods of fiscal 1998, respectively, over comparable periods in the prior fiscal year. The growth in total revenues continued to increase at a faster rate than sales and marketing costs in both the three-month and six-month periods of fiscal year 1998. The increase in overall dollars resulted primarily from increases in sales personnel and increases in expenses related to marketing and advertising programs. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and introduce new products.

Product development expenses, which consist primarily of personnel costs, increased to 14% of total revenues for the second quarter of fiscal 1998, from 13% for the same period in fiscal 1997. The percentage of total revenues for the first six months of fiscal years 1998 and 1997 remained steady at 13%. In overall dollars, product development expenses increased $1.1 million and $1.9 million, or 57% and 55%, for the second quarter and first six months of in fiscal 1998, respectively, over the comparable periods in fiscal 1997. The Company believes it will continue to be necessary to make significant investments in product development for the foreseeable future.

General and administrative expenses decreased to 7% of total revenues for the second quarter of in fiscal 1998 from 8% for the same period in fiscal 1997. The percentage of total revenues for the first six months of in both fiscal years 1998 and 1997 remained steady at 8%. In overall dollars, these expenses increased $432,000 and $951,000 for the three-month and six-month periods in fiscal 1998, respectively, compared to the same periods in fiscal 1997. This increase was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.

The effective tax rate in both the second quarter and first six months of fiscal 1998 decreased to 36% from 38% in the same periods of fiscal 1997. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate at the end of the fiscal year. The decrease in the effective tax rate between the first quarters of fiscal 1998 and 1997 was due to increased income from tax-free investment instruments.

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

In connection with the sale of Convertible Subordinated Notes, the Company incurred $140 million in debt which resulted in an increase in its ratio of long-term debt to total capitalization. As a result of this additional indebtedness, the Company's principal and interest obligations have increased substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting operations of the Company, many of which are beyond its control.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share". The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share", and makes them more comparable to international EPS standards. The Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted in connection with the Company's annual financial statements for the year ending January 31, 1998.

The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

--------------------------------------------------------------------------------
                                            Three months ended  Six months ended
--------------------------------------------------------------------------------
                                                 July 31,           July 31,
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----

Net income per common share, as reported    $0.14     $0.08     $0.24     $0.15

Basic net income per common                 $0.15     $0.10     $0.27     $0.17
share, pro forma

Diluted net income per common               $0.14     $0.08     $0.24     $0.15
share, pro forma
--------------------------------------------------------------------------------

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting
Comprehensive Income", and  Statement of   Financial  Accounting  Standards  No.
131  (FAS   131), "Disclosures  about  Segments of an  Enterprise  and  Related
Information".   The  adoption  of both  statements  is required for fiscal years beginning after December 15,  1997.

FAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. FAS 131 changes current practice under FAS 14, "Financial Reporting of Segments of a Business Enterprise", by establishing a new framework on which to base segment reporting (referred to as the management approach) and also requires interim reporting of segment information.

The Company is studying the implications of these new statements and the impact of their implementation on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had working capital in excess of $161 million, and approximately $171 million in cash and short-term investments. The Company also had long-term investments in excess of $70 million.

Net cash provided by operating activities in the first six months of fiscal years 1998 and 1997 totaled $11.1 million and $5.7 million, respectively. In the first six months of fiscal 1998, net income, depreciation and amortization, and changes in accounts receivable, accounts payable, accrued liabilities, accrued taxes payable, and deferred revenue were partially offset by the change in prepaid and other assets. Deferred revenues increased because of the increases in maintenance agreement sales and in prepaid distributor purchase commitments. The increase in prepaid and other assets was due primarily to escrow deposits and prepaid costs for land acquisition. Income tax payable increased due to increased operating income. In the same period of fiscal 1997, net income, depreciation and amortization, and changes in accrued liabilities and deferred revenue were partially offset by a change in accounts receivable.

Net cash used in investing activities in the first six months of fiscal years 1998 and 1997 totaled $6.9 million and $67.6 million, respectively. In the first six months of fiscal 1998, uses of cash in capital expenditures, capitalized software costs, and purchases of security investments were partially offset by cash provided from the sales of security investments. In the same period of fiscal 1997, uses of cash were from purchases of security investments, capital expenditures and capitalized software cost. Capital expenditures were $4.7 million in the first six months of fiscal 1998 compared to $3.0 million in the same period of fiscal 1997. The Company will continue to invest in capital equipment to support its anticipated revenue growth.

Net cash provided by financing activities in the first six months of fiscal years 1998 and 1997 totaled $136.4 million and $60.6 million, respectively. In July 1997, the Company sold $140 million of 5% Convertible Subordinated Notes due 2002, realizing $ 135.2 million in proceeds after deducting offering expenses. The Notes are convertible into common stock at a price of $48.50 per share. In the first six months of fiscal 1998, the Company also repurchased and held as treasury stock 200,000 shares of common stock at a cost of $5.8 million. The purchases of treasury stock were partially offset by the issuance of common stock for employee stock option exercises and for the employee stock purchase program in the first six-month period of fiscal year 1998. In the same period of fiscal 1997, the sale of treasury stock and issuance of common stock as part of a public offering were partially offset by the repurchase of common shares, held as treasury stock.

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend to all holders of the Company's Common Stock on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

During the quarter, the Company negotiated an option to purchase real property in the City of Alameda, California. The property is currently undeveloped land that can be developed for future expansion of customer support, engineering and administrative operations. If the option is exercised, the Company will use existing liquid resources to fund the purchase. On September 12, 1997, the Company executed agreements providing for the construction financing and lease of planned improvements in the event the option to purchase the land is exercised.

Management believes that the Company's working capital and the cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures through fiscal 1998.

                             PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

At the Annual meeting of Stockholders held July 24, 1997, the stockholders elected directors of the Company with the following nominees receiving the votes indicated:


Name                                    For                 Withheld
----                                    ---                 --------

Jerry L. Fiddler                        25,163,599          87,125

Ronald A. Abelmann                      25,163,749          86,975

David Wilner                            25,163,749          86,975

William B. Elmore                       25,163,749          86,975

David B. Pratt                          25,163,749          86,975

The stockholders ratified the selection of Price Waterhouse LLP as independent accountants of the Company for its fiscal year ending January 31, 1998 by a vote of 25,229,827 for, 7,945 against, and 12,952 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       Exhibits

          10.16 Indenture between the Company and Deutschebank AG as Trustee, dated as of July 31, 1997.

          10.17 Convertible Subordinated Notes Purchase Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC, and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.

          10.18 Registration Rights Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.

          11        Computation of Earnings per Share

          27        Financial Data Schedule

     (b)       Reports on form 8-K

               (i) The Company filed a report on Form 8-K, dated July 17, 1997, with respect to an announcement of a private placement of Convertible Subordinated Notes.

               (ii) The Company filed a report on Form 8-K, dated July 22, 1997, reporting the pricing of its Convertible Subordinated Notes.

               (iii) The Company filed a report on Form 8-K, dated July 31, 1997, reporting the sale of $23,330,000 aggregate principal amount of 5% Convertible
                         Subordinated Notes pursuant to Regulation S under the Securities Act.


     No other items.

                                      SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                                    WIND RIVER SYSTEMS, INC.


  Date: September 15, 1997                          RICHARD W. KRABER
                                                    ----------------------------
                                                    Richard W. Kraber
                                                    Chief Financial Officer

                                    Exhibit Index

Exhibit No.    Exhibit Name
-----------    ------------

10.16 Indenture between the Company and Deutschebank AG as Trustee, dated as of July 31, 1997.

10.17 Convertible Subordinated Notes Purchase Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC, and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.

10.18 Registration Rights Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.

11             Computation of Earnings per Share

27             Financial Data Schedule