Form 10-Q
period 1997-10-31
WIND RIVER SYSTEMS INC
filed 1997-12-15
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
(Mark One)

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October  31, 1997 or

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

                                (510) 748-4100
                              (Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock: 25,997,137 shares outstanding as of November 30, 1997

                           WIND RIVER SYSTEMS, INC.
                                   FORM 10-Q
                        QUARTER ENDED OCTOBER 31, 1997

                                     INDEX

Part I:             FINANCIAL INFORMATION

                    Item 1.        Financial Statements

                                   Consolidated Income Statements for the three and nine month periods ended October 31, 1997 and October 31, 1996

                                   Consolidated Balance Sheets at October 31,
                                   1997 and January 31, 1997

                                   Consolidated Cash Flows Statements for the nine month periods ended October 31, 1997 and October 31, 1996

                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II:            OTHER INFORMATION

                    Item 6.        Exhibits

Signature

                           WIND RIVER SYSTEMS, INC.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying consolidated financial information is unaudited but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary for a fair presentation of the results for the periods shown. The unaudited consolidated financial statements and analyses should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 31, 1997 included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

The results for the three months and nine months ended October 31, 1997, are not necessarily indicative of the results to be expected for the entire year.

                                WIND RIVER SYSTEMS, INC.
                            CONSOLIDATED INCOME STATEMENTS
                       (In thousands, except per share amounts)
                                     (unaudited)

                                                        Three months ended          Nine months ended
                                                    ------------------------    ------------------------
                                                            October 31,                 October 31,
                                                    ------------------------    ------------------------
                                                        1997           1996         1997           1996
                                                        ----           ----         ----           ----
Revenues:
    Products                                        $    16,932  $    12,297    $    46,115  $    31,527
    Services                                              7,068        4,303         18,285       12,673
                                                    -----------  -----------    -----------  -----------
      Total revenues                                     24,000       16,600         64,400       44,200
                                                    -----------  -----------    -----------  -----------

Cost of revenues:
    Products                                              1,564        1,126          4,571        3,461
    Services                                              2,664        1,676          6,964        4,981
                                                    -----------  -----------    -----------  -----------
      Total cost of revenues                              4,228        2,802         11,535        8,442
                                                    -----------  -----------    -----------  -----------

        Gross profit                                     19,772       13,798         52,865       35,758
                                                    -----------  -----------    -----------  -----------

Operating expenses:
    Sales and marketing                                   8,153        6,133         23,753       17,039
    Product development                                   2,877        1,883          8,316        5,391
    General and administrative                            1,531        1,224          4,634        3,375
                                                    -----------  -----------    -----------  -----------
      Total operating expenses                           12,561        9,240         36,703       25,805
                                                    -----------  -----------    -----------  -----------

Operating income                                          7,211        4,558         16,162        9,953
                                                    -----------  -----------    -----------  -----------

Other income (expense):
    Interest income                                         910          872          2,608        1,315
    Minority interest in consolidated subsidiary             20          (37)            28          (95)
                                                    -----------  -----------    -----------  -----------
      Total other income                                    930          835          2,636        1,220
                                                    -----------  -----------    -----------  -----------
Income before income taxes                                8,141        5,393         18,798       11,173
Provision for income taxes                                2,931        1,933          6,768        4,153
                                                    -----------  -----------    -----------  -----------
      Net income                                    $     5,210  $     3,460    $    12,030  $     7,020
                                                    -----------  -----------    -----------  -----------
Net income per share                                $      0.18  $      0.12    $      0.43  $      0.27
                                                    -----------  -----------    -----------  -----------
Weighted average common and common equivalent
  shares                                                 28,276       27,986         28,208       25,568
                                                    -----------  -----------    -----------  -----------


    See accompanying notes to the consolidated financial statements.

                               WIND RIVER SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                       (In thousands, except per share amount)
                                     (unaudited)

                                                      October 31,         January 31,
                                                         1997                1997
                                                     ------------        ------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                       $      16,218        $      9,848
    Short-term investments                                154,566              46,895
    Accounts receivable, net of allowances
     of $1,241 and $1,204                                  13,569              13,296
    Prepaid and other current assets                        6,089               4,780
                                                     ------------        ------------
      Total current assets                                190,442              74,819
Investments                                                64,259              43,004
Land and equipment, net of
    accumulated depreciation of $9,897 and $7,328          23,819               8,426
Capitalized software costs, net of
    accumulated amortization of $2,862 and $2,382             713                 828
Deposits and other assets                                   9,702               1,584
                                                     ------------        ------------
      Total assets                                   $    288,935        $    128,661
                                                     ------------        ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $      2,390        $      1,340
    Accrued liabilities                                     7,990               5,657
    Accrued compensation                                    5,534               4,391
    Income taxes payable                                    6,300               1,941
    Deferred revenue                                       13,249               6,271
                                                     ------------        ------------
      Total current liabilities                            35,463              19,600
Long-term debt                                            140,000                --
                                                     ------------        ------------
    Total liabilities                                     175,463              19,600
                                                     ------------        ------------
Minority interest in consolidated subsidiary                  284                 312
                                                     ------------        ------------

Stockholders' equity:
    Common stock, par value $.001, 75,000
      shares authorized, 25,983 and 25,382
      shares issued, and 25,570 and 25,269
      shares outstanding                                       26                  25
    Additional paid in capital                             92,590              89,890
    Cumulative translation adjustments                     (1,414)               (310)
    Unrealized gain (loss) on securities                      323                (353)
    Retained earnings                                      34,648              22,618
    Treasury stock, 413 and 113 shares, at cost           (12,985)             (3,121)
                                                     ------------        ------------
      Total stockholders' equity                          113,188             108,749
                                                     ------------        ------------
        Total liabilities and stockholders' equity   $    288,935        $    128,661
                                                     ------------        ------------

   See accompanying notes to the consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.
                          CONSOLIDATED CASH FLOWS STATEMENTS
                                    (In thousands)
                                     (Unaudited)

                                                             Nine months ended
                                                     --------------------------------
                                                                October 31,
                                                     --------------------------------
                                                         1997                1996
                                                     ------------        ------------
Cash flows from operating activities:
  Net income                                         $    12,030         $      7,020
  Adjustments to reconcile net income to net cash
   provided by operations:
    Provision for doubtful accounts receivable                37                  109
    Depreciation and amortization                          2,569                1,556
    Amortization of capitalized software costs               480                  450
    Amortization of debt issuance costs                      257                   --
    Deferred income taxes                                     --                   37
    Minority interest in consolidated subsidiary             (28)                  97
  Change in assets and liabilities:
    Accounts receivable                                     (310)              (2,627)
    Prepaid and other assets                              (4,609)              (1,779)
    Accounts payable                                       1,050                 (280)
    Accrued liabilities                                    2,333                1,243
    Accrued compensation                                   1,143                  940
    Income taxes payable                                   4,359                2,281
    Deferred revenue                                       6,978                   55
                                                     ------------        ------------
      Net cash provided by operating activities           26,289                9,102
                                                     ------------        ------------

Cash flows from investing activities:
  Capital expenditures                                   (17,962)              (4,777)
  Capitalized software costs                                (365)                (527)
  Investment sales                                        74,455               50,743
  Investment purchases                                  (202,705)            (115,565)
                                                     ------------        ------------
      Net cash used in investing activities             (146,577)             (70,126)
                                                     ------------        ------------

Cash flows from financing activities:
  Common stock issuances, net                              2,701               55,840
  Treasury stock purchases                                (9,864)              (7,050)
  Sales of treasury stock                                     --                9,532
  Long-term debt issuance, net                           134,925                   --
                                                     ------------        ------------
      Net cash provided by financing activities           127,762               58,322
                                                     ------------        ------------
Effect of exchange rate changes on cash                   (1,104)                (461)
                                                     ------------        ------------
      Net increase (decrease) in cash and cash
       equivalents                                          6,370               (3,163)
                                                     ------------        ------------
Cash and cash equivalents at beginning of period           9,848                9,205
                                                     ------------        ------------
Cash and cash equivalents at end of period           $    16,218         $      6,042
                                                     ------------        ------------

Supplemental disclosures of cash flow information:
  Cash paid for income taxes                         $     3,037         $      2,421
                                                     ------------        ------------

           See accompanying notes to the consolidated financial statements.

                           WIND RIVER SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements omit or condense certain information and footnote disclosures normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

Certain amounts in the fiscal 1997 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

2.  EARNINGS PER SHARE

Earnings per share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the period. The 5% Convertible Subordinated Notes (see Note 5) are not common stock equivalents and, therefore, have been excluded from the computation of earnings per share. The 5% Convertible Subordinated Notes presently have an anti-dilutive effect on the three-month and nine-month computations of fully diluted earnings per share.

3. COMMON STOCK TRANSACTIONS

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend to holders of the Company's Common Stock on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

The Company repurchased and held as treasury stock 100,000 shares of common stock in each of the first, second and third quarters of fiscal year 1998, at a cost of $2.3 million, $3.6 million and $4.0 million, respectively.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share". The statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share", and makes them more comparable to international EPS standards. The Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the financial statements for all entities with complex capital structures. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB Opinion No. 15. FAS 128 must be adopted in connection with the Company's annual financial statements for the year ending January 31, 1998. The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

-------------------------------------------------------------------------------------------
                                                 Three months ended      Nine months ended
-------------------------------------------------------------------------------------------

                                                    October 31,            October 31,
                                                  1997       1996        1997      1996
                                                 -------    -------     -------   -------
Net income per common share, as reported         $  0.18    $  0.12     $  0.43   $  0.27
Basic net income per common share, pro forma     $  0.20    $  0.14     $  0.48   $  0.31
Diluted net income per common share, pro forma   $  0.18    $  0.12     $  0.43   $  0.27

-------------------------------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting
Comprehensive Income", and  Statement of   Financial  Accounting  Standards
No.  131  (FAS   131), "Disclosures  about  Segments of an  Enterprise  and
Related Information".   The  adoption  of both  statements  is required for
fiscal years beginning after December 15,  1997.

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

The Company is studying the implications of these new statements and the impact of their implementation will have on its consolidated financial statements.

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (the SOP). This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SOP is prohibited. The Company has reviewed the SOP and believes that, given its current policies, the application of this SOP will not have a material impact on the recording of future revenues.

5.  LONG-TERM DEBT

In July 1997, the Company issued $140 million of 5.0% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and, commencing 90 days following original issuance, are convertible into shares of the Company's common stock at a conversion price of $48.50 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 2, 2000 at 102% initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued
interest upon the  occurrence  of certain  events.   The  costs  incurred  in
connection with the offering of $5.1 million are included in the prepaid and other assets balance. These costs are being amortized over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing February 1, 1998.

6.  LAND ACQUISITION

On October 24, 1997, the Company purchased real property in the City of Alameda, California for $11.1 million. The property is being developed to construct the Company's new headquarters facility. The purchase was primarily financed by the Company's existing liquid resources.

On September 12, 1997, the Company entered into a $35 million operating lease agreement for the purpose of financing construction costs of its new headquarters facility. The operating lease payments will commence on completion of construction in 1998. The lease provides the Company with the option at the end of the lease of either acquiring the building at its original cost or arranging for the building to be acquired. If the Company does not purchase the building at end of the lease, the Company will be contingently liable to the lessor for a residual value that is a significant percentage of the original cost. The Company is also required, periodically during the construction period, to deposit funds with a custodian as an interest bearing security deposit to secure the performance of its obligations under the lease.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three and nine months ended October 31, 1997 were $24.0 million and $64.4 million, respectively, compared to $16.6 million and $44.2 million for the same periods in fiscal 1997.

Revenue from the sale of products increased 38% and 46% to $16.9 million and $46.1 million for the three-month and nine-month periods in fiscal 1998, compared to $12.3 million and $31.5 million for the same periods in fiscal 1997. These increases were due primarily to the continued market acceptance of the Company's flagship product, Tornado-TM- and increased sales to the telecommunication and computer equipment manufacturing industries.

Service revenues for the three and nine months ended October 31, 1997 increased $2.8 million and $5.6 million, respectively, representing increases of 64% and 44%, respectively, over the comparable periods in fiscal 1997. Increases in service revenues were due to an increased number of customers requiring consulting and custom software design services. In addition, increased sales of the Tornado-TM- software development environment has generated additional revenue from maintenance support agreements.

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues increased to 18% in the three months ended October 31, 1997, from 17% in the comparable period in fiscal 1997. The same percentages for the nine months ended October 31, 1997 and 1996 were 18% and 19%, respectively. Product-related cost of sales as a percentage of product revenues remained at 9% in the three-month period ended

October 31, 1997 from the same period of fiscal 1997. The same percentage decreased to 10% from 11% in the nine-month period ended October 31, 1997. These decreases were due to increases in sales of products which did not carry royalty costs. Service-related cost of revenues decreased as a percentage of service revenues to 38% for the three-month and nine-month
periods of fiscal 1998, from 39% in the same periods in fiscal 1997.   The
cost of service revenues as a percentage of total revenues slightly increased in the three month period from the prior fiscal year. The Company believes it will be necessary to make significant investments in support-related services for its customers in the future. Accordingly, the Company expects such percentage may continue to increase as a result of these increased investments.

OPERATING EXPENSES

Sales and marketing expenses decreased as a percentage of total revenues to 34% and 37% for the three and nine months ended October 31, 1997, respectively. The same expenses constituted 37% and 39% of total revenues in the same periods of fiscal 1997. In overall dollars, sales and marketing expenses increased $2.0 million and $6.7 million, or 33% and 39%, in the three-month and nine-month periods of fiscal 1998, respectively, over comparable periods in the prior fiscal year. The growth in total revenues continued to increase at a faster rate than sales and marketing costs in both the three-month and nine-month periods of fiscal year 1998. The increase in overall dollars resulted primarily from increases in sales personnel and increases in expenses related to marketing and advertising programs. Management expects to continue investing heavily in sales and marketing over the current year to expand its customer base and introduce new products.

Product development expenses, which consist primarily of personnel costs, increased to 12% of total revenues for the third quarter of fiscal 1998, from 11% for the same period in fiscal 1997. Such expenses, as a percentage of total revenues, increased to 13% for the first nine months of fiscal 1998 from 12% for the same period in fiscal 1997. In overall dollars, product development expenses increased $1.0 million and $2.9 million, or 53% and 54%, for the third quarter and first nine months of fiscal 1998, respectively, over the comparable periods in fiscal 1997. The Company believes it will continue to be necessary to make significant investments in product development for the foreseeable future.

General and administrative expenses decreased to 6% of total revenues for the third quarter of fiscal 1998 from 7% for the same period in fiscal 1997.
Such expenses, as a percentage of total revenues, decreased to 7% for the first nine months of fiscal year 1998 from 8% for the same period of fiscal 1997. In overall dollars, these expenses increased $307,000 and $1.3 million for the three-month and nine-month periods of fiscal 1998, respectively, compared to the same periods of fiscal 1997. This increase was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.

The effective tax rate in the third quarter of both fiscal 1998 and 1997 remained at 36%. The effective tax rate for the first nine months of fiscal 1998 decreased to 36% from 37% for the same period of fiscal 1997. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate at the end of the fiscal year. The decrease in the effective tax rate between the first quarters of fiscal 1998 and 1997 was due to increased income from tax-free investment instruments.

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

The following table represents unaudited, pro forma disclosures of basic and diluted earnings per share in accordance with FAS 128 assuming the standard was applied during all periods presented below:

-------------------------------------------------------------------------------------------
                                                 Three months ended      Nine months ended
-------------------------------------------------------------------------------------------

                                                    October 31,            October 31,
                                                  1997       1996        1997      1996
                                                 -------    -------     -------   -------
Net income per common share, as reported         $  0.18    $  0.12     $  0.43   $  0.27

Basic net income per common share, pro forma     $  0.20    $  0.14     $  0.48   $  0.31

Diluted net income per common share, pro forma   $  0.18    $  0.12     $  0.43   $  0.27
-------------------------------------------------------------------------------------------


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting
Comprehensive Income", and  Statement of   Financial  Accounting  Standards
No.  131  (FAS   131), "Disclosures  about  Segments of an  Enterprise  and
Related Information".   The  adoption  of both  statements  is required for
fiscal years beginning after December 15,  1997.

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

The Company is studying the implications of these new statements and the impact of their implementation will have on its consolidated financial statements.

In November 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" (the SOP). This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SOP is prohibited. The Company has reviewed the SOP and believes that, given its current policies, the application of this SOP will not have a material impact on the recording of future revenues.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had working capital in excess of approximately $155 million, and approximately $171 million in cash and short-term investments. The Company also had long-term investments in excess of $64 million.

Net cash provided by operating activities in the first nine months of fiscal years 1998 and 1997 totaled $26.0 million and $9.1 million, respectively. In the first nine months of fiscal 1998, net income, depreciation and amortization, amortization of software costs, and changes in accounts payable, accrued liabilities, accrued compensation, accrued income taxes payable, and deferred revenue were partially offset by the change in accounts receivable and prepaid and other assets. Deferred revenue increased because of the increases in maintenance agreement sales and in prepaid distributor purchase commitments. The increase in prepaid and other assets was due primarily to deposits relating to the purchase of land. Income tax payable increased due to increased operating income. In the same period of fiscal 1997, net income, depreciation and amortization, amortization of software costs and changes in accrued liabilities and accrued income taxes payable were partially offset by a change in accounts receivable and prepaid and other assets.

Net cash used in investing activities in the first nine months of fiscal years 1998 and 1997 totaled $146.6 million and $70.1 million, respectively. In the first nine months of fiscal 1998, uses of cash in capital expenditures, capitalized software costs, and purchases of security investments were partially offset by cash provided from the sales of security investments. In the same period of fiscal 1997, uses of cash in purchases of security investments, capital expenditures and capitalized software cost were partially offset by cash provided from the sales of security investments. Capital expenditures were $18.0 million in the first nine months of fiscal 1998 compared to $4.8 million in the same period of fiscal 1997. The increase was primarily due to the purchase of land for the Company's new headquarters which was executed in October 1997.

Net cash provided by financing activities in the first nine months of fiscal years 1998 and 1997 totaled $128.1 million and $58.3 million, respectively. In July 1997, the Company sold $140 million of 5% Convertible Subordinated Notes due 2002, realizing $134.9 million in proceeds after deducting offering expenses. The Notes are convertible into common stock at a price of $48.50 per share (see Note 5 of Notes to Consolidated Financial Statements). In the first nine months of fiscal 1998, the Company also repurchased and held as treasury stock 300,000 shares of common stock at a cost of $9.9 million. The purchases of treasury stock were partially offset by the issuance of common stock for employee stock option exercises and for the employee stock purchase program in the first nine-month period of fiscal year 1998. In the same period of fiscal 1997, the sale of treasury stock and issuance of common stock as part of a public offering were partially offset by the repurchase of common shares held as treasury stock.

On March 10, 1997, the Company effected a three-for-two stock split by means of a stock dividend to all holders of the Company's Common Stock on February 24, 1997. All share numbers and prices in this document have been retroactively adjusted to give effect to the stock split.

On October 24, 1997, the Company purchased real property in the City of Alameda, California for $11.1 million. The property is being developed to construct the Company's new headquarters facility. The purchase was primarily financed by the Company's existing liquid resources.

On September 12, 1997, the Company entered into a $35 million operating lease agreement for the purpose of financing construction costs of its new headquarters facility. The operating lease payments will commence on completion of construction in 1998. The lease provides the Company with the option at the end of the lease of either acquiring the building at its original cost or arranging for the building to be acquired. If the Company does not purchase the building at end of the lease, the Company will be contingently liable to the lessor for a residual value that is a significant percentage of the original cost. The Company is also required, periodically during the construction period, to deposit funds with a custodian as an interest bearing security deposit to secure the performance of its obligations under the lease.

Management believes that the Company's working capital and the cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for at lease the next twelve months.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

       10.19 Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.

       11        Computation of Earnings per Share

       27        Financial Data Schedule

     No other items.

                                   SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                        WIND RIVER SYSTEMS, INC.

     Date:     December 15, 1997        \s\ RICHARD W. KRABER
                                        ---------------------------
                                        Richard W. Kraber
                                        Chief Financial Officer