Form 10-K
period 1998-01-31
WIND RIVER SYSTEMS INC
filed 1998-04-21
CIK 833829

                              ANNUAL REPORT AND FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended January 31, 1998
                                          OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock by non-affiliates of the registrant as of March 31, 1998 was $853,597,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of March 31, 1998: 26,005,000

                     DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on June 25, 1998 are incorporated by reference into Part III of this Form 10-K.

                                                     TABLE OF CONTENTS
---------------------------------------------------------------------------------------------------------------------------
Part I                  Item 1.          Business                                                     3

                        Item 2.          Properties                                                  14

                        Item 3.          Legal Proceedings                                           14

                        Item 4.          Submission of Matters to a Vote of Security Holders         14

                        Item 4A.         Executive Officers of the Registrant                        15


---------------------------------------------------------------------------------------------------------------------------
Part II                 Item 5.          Market for Registrant's Common Equity and
                                         Related Stockholder Matters                                 16

                        Item 6.          Selected Consolidated Financial Data                        17

                        Item 7.          Management's Discussion and Analysis of
                                         Financial Condition and Results of Operations               17

                        Item 8.          Financial Statements and Supplementary Data                 26

                        Item 9.          Changes in and Disagreements with Accountants
                                         on Accounting and Financial Disclosure                      26


---------------------------------------------------------------------------------------------------------------------------
Part III                Item 10.         Directors and Executive Officers of the Registrant          44

                        Item 11.         Executive Compensation                                      44

                        Item 12.         Security Ownership of Certain Beneficial Owners
                                         and Management                                              44

                        Item 13.         Certain Relationships and Related Transactions              44


---------------------------------------------------------------------------------------------------------------------------
Part IV                 Item 14.         Exhibits, Financial Statement Schedules, and
                                         Reports on Form 8-K                                         45

                                         Signatures                                                  48

                                    PART I

Except for the historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. When used herein, the words "believe," "anticipate," "expect" and "estimate" and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies, and others discussed below and under the captions "Business -- Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company disclaims any obligation to update any of the forward-looking statements contained herein to reflect any future events or developments.

ITEM 1.

BUSINESS

Wind River Systems, Inc. ("Wind River" or the "Company") develops, markets and supports advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Some examples of such devices are telecommunications products such as PBX, routers, central office switches and call processing systems; office products such as fax machines, laser printers and photocopiers; vehicle anti-lock brakes and navigation systems; consumer products such as camcorders, video games and set-top boxes; medical instrumentation and imaging systems; industrial automation equipment such as robots; and NASA's Mars probe, Pathfinder. Wind River's flagship product, Tornado-TM-, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

     Wind River markets its products and services in North America and Europe primarily through its own direct sales organization, which consists of salespersons and field application engineers. Wind River has seventeen licensed international distributors principally to serve customers in regions not serviced by the Company's direct sales force or its Japanese master distributors. Wind River's customers include Boeing Company, Cisco Systems, Inc., Digital Equipment Corporation, Ericsson Radio Systems AB, General Motors Corporation, Hewlett-Packard Company, Hitachi, Ltd., Hughes Aircraft Company, Lucent Technologies Inc., Intel Corporation, Lockheed-Martin Corporation, McDonnell Douglas Corporation, Mitsubishi Electric Corporation, Motorola, Inc., Nippon Electric Corporation, Northern Telecom Ltd., Raytheon Company, Siemens AG, Sun Microsystems, Inc., and TRW Inc.

     During fiscal year 1998, Wind River received ISO 9001 certification. The Company was incorporated in California in 1983 and reincorporated in Delaware in April 1993. The Company's principal executive offices are located at 1010 Atlantic Avenue, Alameda, California 94501, and its telephone number at that location is (510) 748-4100.

BACKGROUND

Embedded systems consist of a microprocessor and related software incorporated into a larger device, dedicated to performing a specific set of tasks. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and have decreased in price, embedded systems are being used in a wider range of applications and are facilitating the development of entirely new products. In addition to the applications discussed above, emerging embedded Internet applications for interactive entertainment, network computers, remote maintenance and other areas may offer significant additional opportunities for embedded systems.

     To succeed in today's increasingly competitive markets, manufacturers using embedded computers must bring complex applications for embedded systems to market rapidly and economically. Developing real-time embedded applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. In addition, the complexity of embedded software is increasing dramatically, while the time available for product development is decreasing. More sophisticated development tools are required to develop these more complex applications, frequently including a real-time operating system ("RTOS") that provides developers far more features, higher performance and greater productivity than that necessary or feasible for programming prior generations of microprocessors. Wind River's flexible operating systems and powerful development tools allow customers to create and standardize complex real-time embedded software applications quickly and efficiently.

     As real-time embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time-to-market, conformance to standards and product reliability have become critical issues for companies developing real-time embedded applications.

PRODUCTS

Wind River's operating systems and development tools allow customers to create complex real-time embedded software applications more quickly, more economically and with less risk than creating such applications using internally developed systems and tools. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. A key component of the Company's strategy is to significantly increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products.

Tornado

Wind River's flagship product is Tornado, a development environment for embedded applications, which is available for UNIX, Windows NT and Windows 95 development platforms. Tornado was introduced in September 1995 and subsequently won the Electronic Design News award for Innovation of the Year. Tornado is a scalable cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communications channel to an RTOS that runs on all significant 32- and 64-bit embedded target microprocessors.

     Tornado consists of three integrated components: the Tornado toolset, a set of cross-development tools and utilities; the VxWorks-Registered Trademark-run-time system, a high performance, scalable RTOS that executes on the target processor; and a full range of communications options for the target connection to the host.

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

     A set of application program interfaces ("APIs") is available and published on the Internet for reference, from the graphical user interface ("GUI") to the connection implementation. The Company believes that this open environment may make Tornado the development foundation of choice for embedded and real-time applications.

VxWorks

VxWorks is a high-performance, scalable RTOS based on an object-oriented microkernel architecture that requires only 8 kilobytes, and can form the foundation for memory-constrained applications as small as 20 kilobytes or support large, complex applications. The run-time system offers over 1,100 utility routines such as buffer and list management for accelerating application development. VxWorks provides broad portability over a wide variety of commercial processors and custom target hardware boards and adheres to a variety of computing standards, including POSIX 1003.1/1b, ANSI C, and TCP/IP.

     For communications between the development platform and the embedded target, Tornado provides a variety of options, including Ethernet, serial line, in-circuit emulator, ROM emulator, or custom backend. Tornado eliminates many of the dependencies of a traditional cross-development environment. With Tornado, developers can use any host-target communications strategy, and the capabilities of the toolset remains the same regardless of the target processor resources.

Tornado for DSP

To address the need for more sophisticated approaches to developing digital signal processing ("DSP") applications in the context of embedded real-time computing, the Company has developed Tornado for DSP, which features DSP development and run-time software integrated into a comprehensive embedded systems applications design and deployment environment. It consists of the WiSP-TM-RTOS, Tornado for DSP tools and Tornado tools-to-WiSP connectivity strategies. It currently supports development of DSP applications based on the Motorola 563xx DSP chip architecture, with Tornado development tools running on Sun Solaris workstations and Windows NT and Windows 95 PCs.

I(2)O Product Initiative

Wind River has entered into agreements with Intel Corporation ("Intel"), Digital Equipment Corporation ("Digital") and Symbios Logic, Inc.("Symbios") in which such companies will bundle Wind River's IxWorks-Registered Trademark- operating system into their respective input/output platforms ("IOPs"). IxWorks - the Company's I(2)O real-time operating system ("IRTOS") based on VxWorks -facilitates the development of I(2)O -capable products by ensuring ongoing I(2)O compliance. It also permits companies to get their products to market faster by offering immediate availability of the IRTOS, the most significant software building block of an I(2)O -ready system. I(2)O has been proposed by a consortium of leading enterprise computing vendors with the intent of defining and promoting an open, standard set of interface specifications for high-performance I/O subsystems. These specifications will be used to simplify the task of building and maintaining those subsystems for interface cards and PC server platforms. The I(2)O specification makes it possible for systems to distribute I/O functions across multiple processors, dramatically improving I/O and overall system performance. Additionally, the specification allows vendors of network and peripheral interface cards to write a single device driver that will be compatible with a comprehensive range of operating systems ("OS"), OS releases, and vendor OS implementations. A license for IxWorks may be included with IOPs shipped. This arrangement permits manufacturers to develop their products quickly, since IxWorks is available immediately. The Company believes that its relationships with Intel, Digital, and Symbios for the implementation of the I(2)O specification may open up a new market opportunity for its products.

Embedded Internet Market Initiative

Wind River's Tornado for Embedded Internet-Registered Trademark- product suite is a fully integrated package for bringing the advantages of the Internet to embedded computers such as smart phones, TV set-top boxes, network computers, networked printers, cable modems, and switches. With the introduction of Tornado for Embedded Internet components, Wind River has provided a common technology to build and deploy products throughout the Internet, including its infrastructure, servers, and smart appliances. The Company believes there may be opportunities to increase the market size and scope for its products, which incorporate, for example, server technology for posting information to the Internet or corporate intranets, browsers for viewing information on the World Wide Web, and "Java compliant" products for developing "write once, run anywhere" applications. Wind River's Embedded Internet product suite includes Tornado for Java, Tornado for PersonalJava, Wind-Registered Trademark- Web Server and RtX-Windows.

UNIX, Windows NT and Windows 95 Support

The Company's Tornado environment supports Unix, Windows NT and Windows 95 development environments, and is the only RTOS to have earned the right to use Microsoft's "Designed for Windows 95-Registered Trademark-" and "Designed for Windows NT-Registered Trademark-" logos. The Company has maintained a strong presence in providing development tools and the VxWorks RTOS for the UNIX operating system.

Additional Products

In addition to the preceding core products, Wind River offers the following:

     VXWORKS OPTIONS. VxWorks options include RtX-Windows, the VxVMI-TM- virtual memory interface, and the VxMP-TM- multi-processing package. RtX-Windows, which was specifically designed for VxWorks, is a scalable graphics package that permits developers to build graphical VxWorks applications. VxVMI virtual memory interface provides run-time memory management and debugging facilities and an application program interface standardized across different microprocessing architectures. The VxMP multiprocessing package allows applications to be scaled beyond the performance of single microprocessors by allowing tasks on different microprocessors to synchronize and communicate.

     WINDNET. WindNet-TM- is Wind River's networking environment, comprising both core technology from Wind River such as TCP/IP, STREAMS, and the WindNet SNMP network management product and numerous integrated products from third party partners providing various communications protocols, as well as network management, and distributed computing solutions.

     LOOK! FOR TORNADO. Look! for Tornado is a C++ visualization and debugging tool designed to graphically explore a C++ program as it executes.

     VXSIM EMBEDDED SYSTEM SIMULATOR. VxSim-TM- is a comprehensive prototyping and simulation tool that provides full VxWorks simulation on a UNIX workstation. VxSim enables application development to begin before hardware becomes available and allows software testing to occur early in the development cycle, when errors are less costly to correct.

     WINDVIEW. WindView-TM- is a diagnostic and analysis tool that provides detailed visibility into the dynamic operation of an embedded system. With it, the user can quickly and easily visualize the complicated interaction among tasks and interrupt service routines and system objects in an application. This information is presented through a GUI.

     STETHOSCOPE. The Company is a reseller of StethoScope, a real-time data visualization, profiling and debugging tool that lets the end user examine and analyze an embedded application while it is running. StethoScope features a multi-window environment that allows program variables to be plotted dynamically on a workstation.

     TORNADO FOR JAVA. Tornado for Java brings all of the advantages of Java -- cross-platform compatibility, Internet-readiness, security -- to the embedded world. Tornado for Java enables Java applets and applications to be executed as easily as C, C++, Ada, FORTRAN, or assembly language applications. Any Java applet may be loaded from a network or from local disk or ROM. Tornado for Java also provides the HotJava browser and Applet Viewer.

     TORNADO FOR PERSONALJAVA. Tornado for PersonalJava is a subset of Tornado for Java that makes PersonalJava -- a Java application environment targeted at personal consumer devices -- available on a commercial real-time operating system for the first time. Tornado for PersonalJava specifically addresses the requirements of consumer-oriented devices such as PDAs, Internet phones or hand-held terminals.

     WIND WEB SERVER. Wind Web Server turns embedded devices into Web servers that can provide a powerful interface to the Internet or to a corporate intranet. It displays timely, dynamic information on an embedded device running VxWorks by means of an standard Web browser.

     WIND FOUNDATION CLASSES. Wind Foundation Classes-TM- enable embedded systems developers to use and reuse highly optimized and extensively tested code to create real-time embedded applications in less time, with fewer errors, and at lower cost.

     WINDNAVIGATOR. A multi-language browsing tool, WindNavigator-TM- enables developers to see the relationships between objects and functions, and easily build programs using existing, proven modules.

     WILLOWS RT FOR TORNADO. Willows RT for Tornado enables developers to write their applications to the standard Win32 application programming interface and deploy them on top of VxWorks.

     RTX-WINDOWS. RtX-Windows is a scalable, real-time graphics package that gives developers maximum flexibility and a wide range of functions to choose from when designing graphical application. RtX-Windows is specifically designed for VxWorks and provides the graphics engine for the Java Virtual Machine implemented in Tornado for Java.

     BOARD SUPPORT PACKAGE DEVELOPER'S KIT. The VxWorks operating system can be used with a wide variety of processor types and target environments. They isolate all hardware-specific features into a special section of code called a board support package ("BSP"). The BSP Developer's Kit provides assistance to the developer porting Tornado or VxWorks to custom hardware or to a commercial board not supported by Wind River. It includes comprehensive documentation, a software validation suite, project management tools and a template BSP to provide a convenient starting point. To assist third-party developers, Wind River also offers a service in which it tests and validates the resulting BSP.

SERVICES AND SUPPORT

Wind River provides comprehensive customer service and support that help customers realize the value and potential of the Company's products.

     TRAINING CLASSES. Wind River offers several training courses and workshops relating to the use of its products. The courses are provided several times each month and are taught by Wind River trainers at the Company's training facilities in Alameda, California. Outside North America, the courses are given under license from the Company by distributors and training contractors. Training courses can also be provided at a customer site.

     TECHNICAL SUPPORT. The Company's technical support staff assists customers with problems and questions in the installation and use of the Company's products. Technical support is provided by Wind River's staff of support engineers in North America, by staff support engineers and /or local distributors in Europe and by the Company's Japanese subsidiary. Technical support is bundled with product updates and maintenance and is offered on an annual fee basis. Wind River's Tornado includes a tool for submitting problem reports via the Internet.

     ENGINEERING SERVICES. A number of services are provided on a fee-for-service basis, including BSP validation, application-level consulting, customization, and porting to strategic semiconductor architectures. These are coordinated and performed by the Engineering Services Group in North America and Japan, though they may on occasion be supported by Engineering or outside subcontractors in North America and Europe.

STRATEGIC ALLIANCES

The Company believes that strategic relationships with semiconductor manufacturers and embedded device manufacturers are significant strengths of the Company and key to future success in the embedded systems marketplace. Wind River has strategic relationships with most of the major semiconductor companies including ARM, Hewlett-Packard, Hitachi, Intel, Mitsubishi, Motorola, NEC, Siemens, Silicon Graphics and Sun Microsystems. This strategy has allowed the Company to leverage its partners' sales channels to give its products the widest possible market exposure. The Company also enters into joint marketing and sales agreements with certain developers of third-party applications as a means to enhance its products with industry-specific features. In addition, Intel and Wind River have a strategic relationship pursuant to which Intel supplies an evaluation copy of Tornado for I(2)O to each customer purchasing an Intel i960Rx I/O microprocessor and a copy of IxWorks on each such microprocessor sold. In addition, Wind River has developed strategic relationships with Network Computer, Inc. and Sun Microsystems for Embedded Internet applications ranging from network computers to hand-held and intelligent phones.

CUSTOMERS

The Company's products have been deployed by a broad range of organizations, including companies in the following industries: global communications, imaging, consumer electronics, computers, medical and industrial, aerospace, research and defense. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1998.

MARKETING, SALES AND DISTRIBUTION

In North America and Europe, Wind River markets its products and services primarily through its own direct sales organization, which consists of salespersons and field application engineers. As of January 31, 1998, Wind River had 88 domestic direct salespersons and field application engineers located throughout North America, 35 direct salespersons and field application engineers throughout Europe and 10 sales and marketing employees in Japan.

     The Company distributes its products in Japan through Wind River Systems, K.K.("WRSKK"), a joint venture in which the Company owns a 70% equity interest. Innotech Corporation ("Innotech"), Kobe Steel Ltd. and Nissin Electric Ltd., the other partners in the joint venture, each owns a 10% equity interest. The Company has licensed its products exclusively to WRSKK for distribution in Japan. WRSKK has in turn entered into master distributor agreements with its three joint venture partners that provide the right to appoint sub-distributors. See Note 11 of Notes to Consolidated Financial Statements.

     Wind River has licensed seventeen international distributors, principally to serve customers in regions not serviced by the Company's direct sales force or its Japanese master distributors. The Company also has established strategic relationships with computer, semiconductor and software vendors and works closely with a number of system integrators worldwide that enable Wind River to further broaden the geographic and market scope for its products.

     Revenues from international sales represented approximately 29%, 34% and 37% of the Company's total revenue in fiscal 1998, 1997 and 1996, respectively. See Note 12 of Notes to Consolidated Financial Statements for a summary of operations by geographic region, and "-- Additional Risk Factors -- Risks Associated with International Operations."

     The Company has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. The Company has generally experienced the strongest demand for its products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

COMPETITION

The embedded real-time software industry is highly competitive and is characterized by rapidly advancing technology. The Company believes that it competes favorably in its markets on the basis of product capabilities, price/performance characteristics, product portability, ease of use, sales and marketing strength, financial stability, support services and corporate reputation. In order to maintain or improve its position in the industry, the Company must continue to enhance its current products and rapidly develop new products and product extensions. The Company believes that its principal competition comes from companies that develop real-time embedded software development systems in-house rather than purchasing such systems from independent software vendors such as the Company. Many of these organizations have substantial internal programming resources with the capability to develop specific products for their needs. The Company also competes with other independent software vendors, including Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/Ready Systems), Microware Systems Corporation, and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of the Company's products. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and features of the Company's products and there can be no assurance that competitors will not develop equivalent or superior technology to that of the Company. Because a substantial percentage of the Company's revenues has been derived from sales of the Tornado and VxWorks family of products and services, the effects of competition could be more adverse than would be the case if the Company had a broader product offering. In addition, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. There can be no assurance that the Company will be able to compete effectively against its current and future competitors. If the Company is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

PRODUCT DEVELOPMENT AND ENGINEERING

Wind River believes that its success will depend in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer requirements. The Company's product development and engineering group includes 132 full-time employees. During fiscal 1998, 1997 and 1996, product development and engineering expenses were $12.0 million, $7.7 million and $5.5 million, respectively, excluding capitalized software development costs. Costs capitalized for software development for these periods were $803,000, $707,000 and $490,000, respectively. During fiscal 1998, the
Company acquired certain technology from Network Computer, Inc. and all of the outstanding stock of Objective Software Technology Ltd. In each of these transactions, a portion of the purchase price was allocated to in-process research and development and expensed at the time of the acquisition. The amount of each write-off totaled $10 million and $4.1 million, respectively. The Company incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-off. The Company anticipates that it will continue to commit substantial resources to research and product development in the future.

     The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the capabilities of its Tornado development environment and the scalability and features of the VxWorks product, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products by the Company or others will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

     As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, exposing the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims.

     The Company is continuously engaged in product development for new or changing markets. In particular, the Company has invested significant time and effort, together with a consortium of industry participants, in the development of I(2)O, a new specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. The Company also has developed IxWorks, an RTOS for use in conjunction with the I(2)O specification. The success of the I(2)O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. The Company also is expending substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which the Company's products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which the Company's Internet products are based ultimately fail to be widely adopted, the Company's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by the Company in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if the Company's products are not developed in a timely manner, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company has two United States patent applications pending. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed will be of sufficient scope or strength (or be issued in all countries where the Company's products can be sold) to provide meaningful protection or any commercial advantage to the Company. As a part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of the Company's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. Despite the Company's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of U.S. patent protection in the software industry is not well defined and is likely to evolve as the U.S. Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue in the future that relate to fundamental technologies incorporated into the Company's products. Wind River believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology.

     As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in the Company's industry increases, products based on the Company's technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain license to infringing technology.

MANUFACTURING AND BACKLOG

The Company's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. All manufacturing is currently performed in the Company's Alameda, California, facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials.

     The Company does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. The Company's order fulfillment process is intended to efficiently manage the flow of products to customers, often resulting in a number of weeks of backlog. Backlog at January 31, 1998 was approximately 11 to 16 weeks of sales. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES

The Company has 438 employees, including 241 in sales, marketing and support activities, 132 in product development and engineering and 65 in management, operations, finance and administration. Of these employees, 330 were located in North America and 108 were located outside of North America. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. Wind River has never experienced a work stoppage. See "-- Additional Risk Factors -- Management of Growth; Dependence on Key Personnel; Need for Additional Personnel."

ADDITIONAL RISK FACTORS
FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced from time to time significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations could occur in the future. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, unanticipated sales and buyouts of run-time licenses, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by the Company's customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products. In addition, the Company generally does not enter into long-term agreements with its customers, and the timing of license fees is difficult to predict. The procurement process of the Company's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's product will not lengthen. Product revenue in any quarter depends primarily on the volume and timing of orders received in that quarter. The Company has at times recognized a substantial portion of its total revenue from sales booked and shipped in the latter part of the quarter; thus, the magnitude of quarterly fluctuations may not become evident until late in a particular quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in the Company's operating results from quarter to quarter. Revenues also are typically higher in the fourth quarter than in other quarters of the fiscal year, which ends on January 31, primarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. These trends are expected to continue.

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

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado and VxWorks family of products and services accounted for a significant majority of the Company's revenues in each of the fiscal years ended January 31, 1998, 1997 and 1996. The Company's future results depend heavily on continued market acceptance of these products in the Company's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado and VxWorks family of products and services could have a material adverse affect on the Company's business, financial condition and results of operations. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's products. A key component of the Company's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. To the extent that such customers are not successful, the Company may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

PRODUCT DEVELOPMENT

The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The Company's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks product, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace.

     As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON VME MARKET

A significant amount of the Company's revenues historically has been derived from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although the Company believes that revenues from sales of products designed for embedded systems applications will account for an increasing percentage of the Company's revenues in the future, the Company expects revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate a significant portion of the Company's VME revenues, are dependent on government funding, the continued availability of which is uncertain. Typically, the Company's VME customers have received government funding prior to placing its product orders with Wind River. Any unanticipated future termination of government funding of VME customers could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operating and financial systems and the geographic area of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. There can be no assurance that the Company will be successful in achieving such integration efficiently. In addition, the Company anticipates the need to relocate its management, engineering, marketing, sales and customer support operation to a new facility within the next few years. On October 24, 1997, the Company purchased real property in the City of Alameda, California for $11.4 million. The property is being developed to construct the Company's new headquarters facility. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, the Company has recently completed the acquisition of Objective Software Technology, Ltd., has acquired an equity interest in Emultek, Ltd. and has also acquired certain technologies from Network Computer, Inc. The Company expects to make acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses and technologies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability to integrate acquired technologies into new and existing products, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, debt, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

RISKS OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims. The Company carries insurance against product liability risks and errors or omissions coverage, although there can be no assurance that such insurance will continue to be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company in excess of or outside the limits of its insurance coverage, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

In the fiscal years ended January 31, 1998, 1997 and 1996, the Company derived approximately 29%, 34% and 37%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company also expects to make substantial investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in the Company's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support.

POSSIBLE VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has fluctuated in the past, and is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by the Company or by its competitors, and changes in the software industry in general may significantly affect the market price of the Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The market prices of many high technology companies stocks, including the stock of the Company, are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the Common Stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operation, even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the Common Stock.


ITEM 2.

PROPERTIES

The Company's principal administrative, sales, marketing, product development and engineering facilities are located in leased buildings providing approximately 74,000 square feet of office space in Alameda, California. Rental expenses in fiscal 1998 amounted to approximately $1,123,000 for these facilities. The leases expire on various dates from August 1998 through December 1999. The Company leases eighteen other domestic sales offices in the United States. The Company leases international sales and/or service facilities in Canada, the United Kingdom, France, Germany, Sweden, Israel, Italy, Korea and Japan. The Company anticipates the need to relocate its management, engineering, marketing, sales and customer support operation to a new facility within the next few years. On October 24, 1997, the Company purchased real property in the City of Alameda, California, for $11.4 million. The property is being developed to construct the Company's new headquarters facility. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation.


ITEM 3.

LEGAL PROCEEDINGS

The Company is a party to litigation arising in the normal course of its business. The Company believes that such litigation, even if resolved adversely to the Company, would not have a material effect on its business, financial condition or results of operations.


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, and certain information about them as of April 1, 1998, are as follows:

NAME                   AGE   POSITION WITH THE COMPANY
-------------------------------------------------------------------------------
Jerry L. Fiddler       46    Chairman of the Board and Director

Ronald A. Abelmann     60    President, Chief Executive
                             Officer and Director

David N. Wilner        44    Chief Technical Officer and Director

Robert L. Wheaton      51    Senior Vice President of Sales

David G. Fraser        34    Vice President of Engineering

Richard W. Kraber      57    Vice President of Finance,
                             Chief Financial Officer and
                             Secretary

Curtis B. Schacker     37    Vice President of Marketing

Graham D. Shenton      58    Managing Director of
                             European Operations

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

     Mr. Schacker joined the Company in 1990 and currently serves as Vice President of Marketing. He joined the Company as a Customer Engineering Manager. He became a sales representative and then served as Sales Manager for the Northwest Region of the United States until he assumed his current role in November of 1997. Prior to joining Wind River, he was an engineer for Ready Systems and for Lockheed Missile and Space Company. Mr. Schacker has a B.S. in computer science from Wright State University.

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


                                  PART II


ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Wind River's Common Stock is traded on the Nasdaq National Market under the symbol WIND. On April 25, 1996, the Board of Directors declared a three-for-two Common Stock split in the form of a stock dividend, payable May 24, 1996, to stockholders of record on May 10, 1996. In addition, on February 13, 1997, the Board of Directors declared a three-for-two stock split in the form of a stock dividend, payable March 10, 1997, to stockholders of record on February 24, 1997. All share and per share amounts have been adjusted to give effect to these stock splits.
     The closing price of the Company's Common Stock as reported by the Nasdaq National Market as of March 31, 1998 was $39.75 per share. The price per share in the following table sets forth the low and high closing prices in the Nasdaq National Market for the quarter indicated:

                                      LOW        HIGH
--------------------------------------------------------------------------------
Fiscal 1997
First quarter ended April 30,1996    $12.56      $18.00
Second quarter ended July 31,1996     16.89       25.67
Third quarter ended October 31,1996   21.83       31.00
Fourth quarter ended January 31,1997  26.33       35.83

                                        LOW        HIGH
--------------------------------------------------------------------------------
Fiscal 1998
First quarter ended April 30,1997    $19.63      $33.17
Second quarter ended July 31,1997     25.75       41.75
Third quarter ended October 31,1997   35.75       47.00
Fourth quarter ended January 31,1998  32.00       45.75

     The Company has not paid dividends and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company presently intends to reinvest earnings to fund future growth.

     At March 31, 1998, there were approximately 463 stockholders of record of the Company. Certain record holders are represented by brokers and other institutions on behalf of stockholders. The Company has estimated the total number of such stockholders to be 9,300.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the more detailed financial statements presented in Item 8 of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein.

                                                                                  YEARS ENDED JANUARY 31,
In thousands, except per share data                                1998       1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 92,400   $ 64,000     $44,000     $32,100     $27,341

Net income                                                      4,870 (1)   11,280       5,383       2,460         332

Net income per share

     Basic                                                        .19 (1)      .49         .26         .12         .02

     Diluted                                                      .17 (1)      .43         .23         .11         .02

Working capital                                                 149,604     55,219      27,701      24,220      21,486

Total assets                                                    287,808    128,661      45,480      39,183      33,880

Long-term debt                                                  140,000         --          --          73         583

Stockholders' equity                                           $111,986   $108,749     $32,813     $28,345     $24,612
---------------------------------------------------------------------------------------------------------------------------

(1) Net income and net income per share includes the effect of the one-time write-offs of $15,159 ($13,353 after tax) which resulted from the acquisition of in-process technologies from Network Computer, Inc. and Objective Software Technology, Ltd. during the fiscal year ended January 31, 1998.


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the caption "Business", including "- Additional Risk Factors." The following discussions should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

     Wind River was founded in 1983 to provide consulting and custom software development services for a variety of business clients. From its inception, the Company directed its development efforts towards real-time and embedded system applications and released its first commercial product, VxWorks, in 1987. Wind River has subsequently broadened its product offerings and has become a leading provider of operating systems and development tools for the real-time embedded systems marketplace. In 1995, Tornado was introduced and became the Company's flagship product. It consists of three integrated components: the Tornado toolset, a set of cross-development tools and utilities; the VxWorks run-time system, a high-performance, scalable RTOS that executes on the target processor; and a full range of communications options. During the past five years, the Company has invested heavily in the development and introduction of its products and in the establishment of worldwide sales, distribution and customer support capabilities. The Company markets its products on a worldwide basis through its direct sales force, distributors and value-added resellers. The Company provides sales, marketing and product support for foreign customers through wholly-owned subsidiary companies in Europe and a majority-owned joint-venture company in Japan. During fiscal year 1998, Wind River received ISO 9001 certification.

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

     On December 31, 1997, the Company entered into an OEM License Agreement (the "Agreement") with Network Computer, Inc. ("NCI") to license the right to access and modify the source code version of certain NCI technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of the Company's future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license Agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

     On January 30, 1998, the Company acquired Objective Software Technology Ltd. ("OST"), a privately-held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6.1 million, of which $4.1 million was allocated to in-process research and development and expensed immediately. The balance of the excess acquisition cost was allocated to acquired technology ($2 million) which is being amortized over three years. In addition, the Company incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-off.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated income statement data and its percentage of revenues for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

                                                                              YEARS ENDED JANUARY 31,
In thousands                                                 1998                      1997                   1996
---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Product                                          $67,110       73%        $46,354      72%        $31,200      71%
     Services                                          25,290       27          17,646      28          12,800      29
---------------------------------------------------------------------------------------------------------------------------
       Total revenue                                   92,400      100          64,000     100          44,000     100
---------------------------------------------------------------------------------------------------------------------------

Costs of revenues:
     Products                                           6,245        7           4,580       7           3,746       9
     Services                                           9,633       10           6,960      11           5,530      12
---------------------------------------------------------------------------------------------------------------------------
       Total cost of revenues                          15,878       17          11,540      18           9,276      21
---------------------------------------------------------------------------------------------------------------------------

         Gross profit                                  76,522       83          52,460      82          34,724      79
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling and marketing                             33,066       36          23,900      37          17,905      41
     Product development and engineering               11,970       13           7,722      12           5,531      13
     General and administrative                         6,261        7           5,021       8           3,158       7
     Acquired in-process research and development      15,159       16              --      --              --      --
---------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                        66,456       72          36,643      57          26,594      61
---------------------------------------------------------------------------------------------------------------------------
Operating income                                       10,066       11          15,817      25           8,130      18
---------------------------------------------------------------------------------------------------------------------------
Other income (expense), net                             3,298        4           2,140       3             661       2
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             13,364       15          17,957      28           8,791      20
Provision for income taxes                              8,494        9           6,677      10           3,408       8
---------------------------------------------------------------------------------------------------------------------------
       Net income                                      $4,870 (1)     6%       $11,280      18%        $ 5,383      12%
---------------------------------------------------------------------------------------------------------------------------

(1) Net income before the effect of the adjustment for acquired in-process research and development of $15,159 ($13,353 after tax) was $18,223 million or 20% of total revenue for the year ended January 31, 1998. The adjustment resulted from the acquisition of in-process technologies from Network Computer, Inc. and Objective Software Technology, Ltd.

REVENUES

The Company's overall revenue growth rate was 44% from fiscal 1997 to 1998 and 45% from fiscal 1996 to 1997. The Company's revenue results primarily from fees for licenses of its software products, fees from run-time licenses for each copy of the Company's operating system embedded in the customer's products and fees for customer support, training, maintenance and engineering services. Product revenues accounted for approximately 73%, 72% and 71% of the total revenues in fiscal 1998, 1997 and 1996, respectively, with service revenues accounting for the balance of total revenue over this period.

     Product revenues increased 45% from fiscal 1997 to 1998 and 49% from fiscal 1996 to 1997. The Company derives product revenue primarily from one-time development license fees and run-time license fees for each copy of the Company's operating system embedded in the customer's products. The increases in product revenues for both fiscal 1998 and fiscal 1997 were attributable primarily to increased market acceptance of the Company's products, expansion of the Company's sales and marketing efforts, and introductions of new products. Tornado, the Company's flagship product, was first introduced in fiscal 1996 and its sales have continued to grow as Tornado became available for use with more host platforms and microprocessor targets. In addition, demand grew for Tornado in Windows-based customer development environments. Run-time license revenue has increased each year in conjunction with growing shipments of customers' products and systems that incorporate the VxWorks operating system.

     International revenues represented 29%, 34% and 37% of total revenues in fiscal 1998, 1997 and 1996, respectively. Revenues from European sources increased 35% from fiscal 1997 to 1998 and 41% from fiscal 1996 to 1997 while revenues from Asia Pacific sources increased 6% and 32% over the same periods, respectively. The Company expects international sales to continue to represent the significant portion of net product revenues although the percentage may fluctuate from period to period. Revenues derived from indirect sales channels worldwide represented 21%, 23% and 27% of total revenues in fiscal 1998, 1997 and 1996, respectively. A significant portion of these indirect revenues are attributable to the contribution of the Company's majority-owned joint-venture company in Japan, Wind River Systems K.K. ("WRSKK"). The Company sells products to WRSKK at discounts which approximate those offered to other independent distributors of the Company's products. The Company's international sales are denominated in the local currencies and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on the Company's results of operations. To date, the Company has not utilized derivative instruments to manage such exposure.

     Service revenues increased 43% from fiscal 1997 to 1998 and 38% from fiscal 1996 to 1997. The increases were due primarily to increases in maintenance and training resulting from increases in the installed customer base, as well as a significant increase in the engineering services consulting business. Maintenance contracts are generally prepaid, with the revenue recognized ratably over the period of the contract. The deferred software support and development revenue balance relates primarily to customer prepayments under software maintenance and run-time agreements. Deferred revenue will be recognized as revenue ratably over the life of the agreements..

COST OF PRODUCTS

Cost of products includes direct and indirect costs for the production and duplication of manuals and media for software products, as well as those relating to the packaging, shipping and delivery of the products to the customer. Product costs also include license and other direct purchase costs of third-party software that is distributed by or integrated into the Company's products and the amortization of capitalized software development costs. During the past three years, the cost of products has remained relatively constant. As a result, gross profit margins for products have also remained constant between 88% to 91%. Amortization of capitalized software development costs included in cost of products amounted to $654,000, $600,000 and $360,000 in fiscal 1998, 1997 and 1996, respectively. The unamortized portion of capitalized software development costs was $977,000 at January 31, 1998.

COST OF SERVICES

Cost of services includes customer technical support, engineering services consulting, maintenance and training. The gross margin was at 62% in fiscal 1998 as compared to 61% and 57% in fiscal 1997 and 1996, respectively. The improvement during this period is due primarily to the more efficient utilization of resources as the Company's maintenance base grew, as well as to improved margins in the Company's engineering services contracts.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 38% from fiscal 1997 to 1998 and 33% from fiscal 1996 to 1997. The increase in costs in fiscal 1998 and 1997 resulted primarily from increases in sales and marketing personnel both domestically and internationally and increased advertising and third-party marketing costs for product introductions and promotions. Sales and marketing costs as a percentage of revenues continued to decrease to 36% in fiscal 1998 from the 37% and 41% experienced in fiscal 1997 and 1996, respectively. This decrease was attributable to a growing revenue base and more effective utilization of personnel.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses have grown by 55% from fiscal 1997 to 1998 and 40% from fiscal 1996 to 1997. Product development and engineering expense, as a percentage of revenues, increased from 12% to 13% from fiscal 1997 to 1998 and decreased from 13% to 12% from fiscal 1996 to 1997. Over this period of time, the Company has made a concerted effort to migrate its products across a wide range of system architectures including Internet-related architectures and to improve its technological capabilities and systems. While the Company has taken measures to improve the efficiency of its product development and engineering efforts and to reduce its reliance on third-party providers for key components of new products, the Company expects that it will be necessary to continue to make significant investments in engineering and product development for the foreseeable future.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 25% from fiscal 1997 to 1998 and 59% from fiscal 1996 to 1997. The increase in general and administrative expense is attributable to worldwide investment in information systems and finance staffing and infrastructure. General and administrative costs have decreased as a percentage of revenues to 7% in fiscal 1998 from 8% in fiscal 1997. The general and administrative expense increased as a percentage of revenue from 7% in fiscal 1996 to 8% in fiscal 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On December 31, 1997, the Company entered into an OEM License Agreement (the "Agreement") with NCI to license the right to access and modify the source code version of certain NCI technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of the Company's future products. Under the Agreement, the Company paid or is obligated to pay $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for NCI engineering services to be incurred prior to source code delivery. In addition, selected elements of the NCI technology require the Company to pay additional per unit royalties in the event the Company's future sales of products that include the modified NCI technology exceed specified volume levels. The licensed source code will be ported by the Company to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license Agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

     On January 30, 1998, the Company acquired OST, a privately-held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6.1 million, of which $4.1 million was allocated to in-process research and development and expensed immediately. The Company used the discounted cash flow ("DCF") approach to determine the fair value of OST and its identifiable assets, including the value of the products in the development stage which were not considered to have reached technological feasibility. The DCF approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The balance of the excess acquisition cost was allocated to acquired technology ($2 million) which is being amortized over three years.

     The Company incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-off.

OTHER INCOME AND EXPENSE

Other income and expense includes interest income derived from the investment of excess cash, interest expense incurred on the convertible subordinated notes issued in July 1997, and income or loss related to the 30% minority interest held by the Japanese participants in WRSKK. The increase in other income in fiscal 1998 and fiscal 1997 was due to the increase in interest income earned on the investment of excess cash received from the issuance of the convertible subordinated notes and the investment of excess cash received in a public offering of Common Stock in July 1996, respectively.

PROVISION FOR TAXES

The Company's effective consolidated tax rates amounted to 64%, 37% and 39% in fiscal 1998, 1997 and 1996, respectively. The effective consolidated tax rate increased in fiscal 1998 due to a portion of the write-off of certain acquired in-process research and development being non-deductible. The overall changes in the effective tax rates result primarily from the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

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

     On May 24, 1996, a three-for-two stock split was effected by means of a stock dividend with respect to all holders of the Company's Common Stock outstanding on May 10, 1996. On March 10, 1997, a three-for-two stock split was effected by a stock dividend with respect to all holders of the Company's Common Stock outstanding on February 24, 1997. All share numbers and prices in this Annual Report and Form 10-K have been adjusted to give effect to these stock splits.

                                                                              QUARTERS ENDED
                                          JAN. 31    OCT. 31     JUL. 31     APR. 30    JAN. 31     OCT. 31     JUL. 31    APR. 30
In thousands, except per share amounts      1998      1997        1997        1997       1997        1996        1996       1996
---------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Products                           $20,995     $16,932     $15,926     $13,257    $14,826     $12,297     $10,700     $8,531
     Services                             7,005       7,068       6,074       5,143      4,974       4,303       4,300      4,069
---------------------------------------------------------------------------------------------------------------------------------
       Total revenues                    28,000      24,000      22,000      18,400     19,800      16,600      15,000     12,600
---------------------------------------------------------------------------------------------------------------------------------

Cost of revenues:
     Products                             1,674       1,564       1,601       1,406      1,119       1,126       1,246      1,089
     Services                             2,669       2,664       2,362       1,938      1,979       1,676       1,744      1,561
---------------------------------------------------------------------------------------------------------------------------------
       Total cost of revenues             4,343       4,228       3,963       3,344      3,098       2,802       2,990      2,650
---------------------------------------------------------------------------------------------------------------------------------

         Gross profit                    23,657      19,772      18,037      15,056     16,702      13,798      12,010      9,950
---------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling and marketing                9,312       8,153       8,346       7,255      6,861       6,133       5,767      5,139
     Product development and
       engineering                        3,654       2,877       3,005       2,434      2,331       1,883       1,913      1,595
     General and administrative           1,628       1,531       1,565       1,537      1,646       1,224       1,133      1,018
     Acquired in-process research
             and development             15,159          --          --          --         --          --          --         --
---------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses          29,753      12,561      12,916      11,226     10,838       9,240       8,813      7,752
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                 (6,096)       7,211       5,121       3,830      5,864       4,558       3,197      2,198
Other income, net                           662         930         926         780        920         835         193        192
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes       (5,434)       8,141       6,047       4,610      6,784       5,393       3,390      2,390
Provision for income taxes                1,726       2,931       2,177       1,660      2,524       1,933       1,300        920
---------------------------------------------------------------------------------------------------------------------------------
       Net income (loss)              $ (7,160)    $  5,210    $  3,870     $ 2,950    $ 4,260     $ 3,460     $ 2,090    $ 1,470
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share
     Basic                            $  (0.28)    $   0.20    $   0.15    $   0.12   $   0.17    $   0.14    $   0.10   $   0.07
     Diluted                          $  (0.28)    $   0.18    $   0.14    $   0.11   $   0.15    $   0.12    $   0.08   $   0.06
---------------------------------------------------------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares
     Basic                               25,597      25,480      25,384      25,364     25,184      24,959      21,607     20,816
     Diluted                             25,597      28,276      28,196      28,058     28,176      27,914      24,633     23,793
---------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had working capital of approximately $150 million and cash and investments of approximately $222 million, which include investments with maturities of greater than one year of $60 million. Wind River invests primarily in instruments that are highly liquid and of investment grade, which generally have maturities of less than one year with the intent to make such funds readily available for operating purposes.

     The Company's operating activities provided net cash of $37.9 million due primarily to net income, a one-time write-off of acquired in-process research and development and increases in deferred revenue and accounts payable and accrued liabilities. These sources of cash were partially offset by increases in accounts receivable and prepaids and other assets. Increased sales activities in response to higher customer demand contributed to increases in accounts receivable, accounts payable and deferred revenue.

     The Company's investing activities used net cash of $72.6 million. During fiscal year 1998, the Company acquired certain technologies and companies for $20.6 million. Other investing activities included capital expenditures, capitalization of software development costs and purchases of investments. These were partially offset by sales of investments.

     The Company's financing activities provided net cash of $126.8 million primarily as a result of the issuance of convertible subordinated notes and the issuance of Common Stock for stock option exercises. The increase in financing activities was partially offset by treasury stock repurchases pursuant to the Company's ongoing repurchase program. Under the current program, the Company repurchases $2.5 million of its Common Stock per quarter on the open market at prevailing market prices or in negotiated transactions off the market. The current program is expected to continue for one year from the quarter ended January 31, 1998. During fiscal 1998, the Company repurchased 364,000 shares of Common Stock at a cost of $12.4 million.

     In July 1997, the Company issued $140 million of 5.0% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's Common Stock at a conversion price of $48.50 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing February 1, 1998.

     In fiscal 1998, the Company purchased real property in the City of Alameda, California for $11.4 million cash. The property is being developed to construct the Company's new headquarters facility.

     In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on the land the Company purchased in Alameda, California. As of January 31, 1998, the lessor has funded a total of $2.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction and will vary based on the total construction costs of the property, including capitalized interest and the London interbank offering rate ("LIBOR"). Construction of the building is currently expected to be completed in December 1998. In connection with the lease, the Company is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If the Company terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides the Company with the option at the end of the lease of either acquiring the building at the lessor's original cost or arranging for the building to be acquired. The Company has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. The Company is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of January 31, 1998, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantees will not have a material adverse effect on the Company's financial position or results of operations.

     On March 18, 1998, the Company entered into an accreting interest rate swap agreement (the "Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters (See Note 10 to the consolidated financial statements). This agreement effectively changes the Company's interest rate exposure on its operating lease which is at one month LIBOR to a fixed rate of 5.9%. The notional amount under the Agreement is scheduled to increase in relation to the funds used to construct the Company's new headquarters. The differential to be paid or received under this Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company.

     Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for at least the next twelve months.

"YEAR 2000" ISSUES

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

     The Company is currently upgrading its financial information systems. The Company believes it will complete the upgrade during fiscal 1999. These upgraded financial information systems are believed to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management does not believe the costs related to achieving "Year 2000" compliance will be material.

     The Company has initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own "Year 2000" issues. Specific factors that might cause suppliers to be vulnerable to "Year 2000" issues include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and corrupt all relevant computer codes, and similar uncertainties. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and will not have an adverse effect on the Company's financial position or results of operations.

     The "Year 2000" issue also could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

     Additionally in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 will be effective for the year ending January 31, 1999 consolidated financial statements.

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into in the fiscal year beginning February 1, 1998. SOP 97-2 and SOP 98-4 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending January 31, 2000 consolidated financial statements.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               PAGE
------------------------------------------------------------------------------
Financial Statements:

   Report of Independent Accountants                     27

   Consolidated Statements of Income
   for the years ended January 31, 1998, 1997 and 1996   28

   Consolidated Balance Sheets
   at January 31, 1998 and 1997                          29

   Consolidated Statements of Cash Flows
   for the years ended January 31, 1998, 1997, and 1996  30

   Consolidated Statements of Changes
   in Stockholders' Equity for the years
   ended January 31, 1998, 1997 and 1996.                31

   Notes to Consolidated Financial Statements            32

Financial Statement Schedules:
   Schedule II -- Valuation and Qualifying Accounts      47


All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
Not applicable.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF WIND RIVER SYSTEMS, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
February 23, 1998, except for Note 13 which is as of March 18, 1998

                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEARS ENDED JANUARY 31,
In thousands, except per share amounts                                 1998                   1997                1996
---------------------------------------------------------------------------------------------------------------------------
Revenues:
   Products                                                           $67,110                $46,354             $31,200
   Services                                                            25,290                 17,646              12,800
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                    92,400                 64,000              44,000
---------------------------------------------------------------------------------------------------------------------------

Cost of revenues:
   Products                                                             6,245                  4,580               3,746
   Services                                                             9,633                  6,960               5,530
---------------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                            15,878                 11,540               9,276
---------------------------------------------------------------------------------------------------------------------------

       Gross profit                                                    76,522                 52,460              34,724
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling and marketing                                               33,066                 23,900              17,905
   Product development and engineering                                 11,970                  7,722               5,531
   General and administrative                                           6,261                  5,021               3,158
   Acquired in-process research and development                        15,159                      -                   -
---------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                          66,456                 36,643              26,594
---------------------------------------------------------------------------------------------------------------------------

Operating income                                                       10,066                 15,817               8,130
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest income                                                      7,599                  2,465                 847
   Interest expense and other                                          (4,213)                     -                (199)
   Minority interest in consolidated subsidiary                           (88)                  (325)                 13
---------------------------------------------------------------------------------------------------------------------------
     Total other income                                                 3,298                  2,140                 661
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             13,364                 17,957               8,791
Provision for income taxes                                              8,494                  6,677               3,408
---------------------------------------------------------------------------------------------------------------------------
     Net income                                                       $ 4,870                $11,280             $ 5,383
---------------------------------------------------------------------------------------------------------------------------
Net income per share:
   Basic                                                              $   .19                $   .49             $   .26
   Diluted                                                            $   .17                $   .43             $   .23
---------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares:
   Basic                                                               25,456                 23,142              20,980
   Diluted                                                             28,153                 26,129              23,435
---------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                                                CONSOLIDATED BALANCE SHEETS

                                                                                                  JANUARY 31,
In thousands, except par value                                                          1998                      1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $100,633                  $  9,848
   Short-term investments                                                               61,107                    46,895
   Accounts receivable, net of allowances of $1,460 and $1,204                          18,076                    13,296
   Prepaid and other current assets                                                      5,210                     4,780
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             185,026                    74,819
Investments                                                                             60,329                    43,004
Land and equipment, net                                                                 24,496                     8,426
Other assets                                                                            17,957                     2,412
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                  $287,808                  $128,661
---------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  1,976                  $  1,340
   Accrued liabilities                                                                  11,563                     5,657
   Accrued compensation                                                                  5,441                     4,391
   Income taxes payable                                                                  1,415                     1,941
   Deferred revenue                                                                     15,027                     6,271
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         35,422                    19,600
Convertible subordinated notes                                                         140,000                         -

---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                175,422                    19,600
---------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiary                                               400                       312
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' equity:
   Common stock, par value $.001, 75,000 authorized, 26,166
     and 25,382 shares issued; 25,689 and 25,269 shares outstanding                         26                        25
   Additional paid in capital                                                          101,154                    89,890
   Cumulative translation adjustments                                                   (1,700)                     (310)
   Unrealized gain (loss) on investments                                                   503                      (353)
   Retained earnings                                                                    27,488                    22,618
   Less treasury stock, 477 and 113 shares at cost                                     (15,485)                   (3,121)
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                       111,986                   108,749
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                      $287,808                  $128,661
---------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED JANUARY 31,
In thousands                                                           1998                   1997                1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                        $  4,870               $ 11,280            $  5,383
   Adjustments to reconcile net income to net cash
     provided by operations:
        Provision for doubtful accounts                                   256                    826                 132
        Depreciation and amortization                                   4,288                  2,880               1,809
        Amortization of debt issuance costs                               510                      -                   -
        Unrealized gain (loss) on investments                             856                   (353)                  -
        Deferred income taxes                                          (2,894)                  (780)               (652)
        Minority interest in consolidated subsidiary                       88                    105                 (13)
        Acquired in-process research and development                   15,159                      -                   -
        Change in assets and liabilities:
          Accounts receivable                                          (5,036)                (4,906)              2,889
          Prepaid and other assets                                     (5,727)                (4,435)                529
          Accounts payable and accrued liabilities                      6,402                  3,162                 834
          Accrued compensation                                          1,050                  1,749                 770
          Income taxes payable                                          9,368                  6,410               1,746
          Deferred revenue                                              8,756                  2,057                 392
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                    37,946                 17,995              13,819
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Acquisition of land and equipment                                  (19,704)                (6,647)             (2,180)
   Capitalized software development costs                                (803)                  (707)               (490)
   Acquisitions, net of cash acquired                                 (20,553)                     -                   -
   Purchases of investments                                          (266,558)               (79,031)            (68,437)
   Sales and maturities of investments                                235,021                  9,764              65,796
---------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                       (72,597)               (76,621)             (5,311)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Issuance of Common Stock, net                                        4,265                 59,361               1,491
   Purchase of treasury stock                                         (12,364)                (7,050)             (3,265)
   Sales of treasury stock                                                  -                  7,194                   -
   Issuance of convertible subordinated notes, net                    134,925                      -                   -
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities        126,826                 59,505              (1,774)
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents           (1,390)                  (236)               (389)
---------------------------------------------------------------------------------------------------------------------------
           Net increase in cash and cash equivalents                   90,785                    643               6,345
Cash and cash equivalents at beginning of year                          9,848                  9,205               2,860
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 100,633               $  9,848            $  9,205
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
        Cash paid for interest                                      $       -               $      -            $     19
        Cash paid for income taxes                                  $   3,037               $  2,285            $  1,682
---------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements

                                            CONSOLIDATED STATEMENTS OF CHANGES

                                                  IN STOCKHOLDERS' EQUITY

                                                                              UNREALIZED
                                                                                GAINS                                        TOTAL
                                                       ADDITIONAL  CUMULATIVE (LOSSES) ON                                    STOCK-
                                       COMMON STOCK      PAID IN   TRANSLATION  INVEST-   RETAINED     TREASURY STOCK       HOLDERS
In thousands                          SHARES   AMOUNT    CAPITAL   ADJUSTMENTS  MENTS     EARNINGS    SHARES     AMOUNT      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1995           20,488     $20     $ 22,128     $  242     $  -     $ 5,955        -     $     -     $ 28,345
Common Stock issued                      488       1          611                                                               612
   upon exercise of stock options
Common Stock issued under                199       -          779                                                               779
   stock purchase plan
Tax benefit from stock plans                                1,175                                                             1,175
Sale of warrants                                              100                                                               100
Purchase of treasury stock                                                                            (338)     (3,265)      (3,265)
Currency translation adjustments                                        (316)                                                  (316)
Net income                                                                                  5,383                             5,383
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1996           21,175      21       24,793        (74)       -      11,338     (338)     (3,265)      32,813
Common Stock issued                    3,142       3       55,586                                      563       7,194       62,783
    in public offering, net
Common Stock issued                      980       1        2,593                                                             2,594
   upon exercise of stock options
Common Stock issued under                 85       -        1,178                                                             1,178
   stock purchase plan
Tax benefit from stock plans                                5,740                                                             5,740
Purchase of treasury stock                                                                            (338)     (7,050)      (7,050)
Unrealized loss on investments                                                   (353)                                         (353)
Currency translation adjustments                                        (236)                                                  (236)
Net income                                                                                 11,280                            11,280
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997           25,382      25       89,890       (310)    (353)     22,618     (113)     (3,121)     108,749
Common Stock issued                      720       1        2,403                                                             2,404
   upon exercise of stock options
Common Stock issued under                 64       -        1,861                                                             1,861
   stock purchase plan
Tax benefit from stock plans                                7,000                                                             7,000
Purchase of treasury stock                                                                            (364)    (12,364)     (12,364)
Unrealized gain on investments                                                    856                                           856
Currency translation adjustments                                      (1,390)                                                (1,390)
Net income                                                                                  4,870                             4,870
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998           26,166     $26     $101,154    $(1,700)    $503     $27,488     (477)   $(15,485)    $111,986
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wind River Systems, Inc. (the "Company") is engaged in developing and marketing operating systems and software development tools for creating real-time and embedded applications. The Company's flagship product, Tornado, is a scalable, cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communication channel to a real-time operating system ("RTOS") that runs on all significant 32- and 64- bit embedded target microprocessors. Tornado consists of the Tornado toolset, the VxWorks, an RTOS, and a full range of communications options.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Wind River Systems International, Inc., a United States corporation; Wind River Systems, E.C., S.A.R.L., a French corporation; Wind River Systems GmbH, a German corporation; Wind River Systems Italia, S.r.l, an Italian corporation; Wind River Systems UK, Ltd., a United Kingdom corporation; Objective Software Technology Ltd., a Scotland corporation; and its majority-owned subsidiary Wind River Systems K.K. ("WRSKK"), a Japanese corporation, (the "Subsidiaries"). All significant inter-company accounts and transactions have been eliminated.

     The Company has a fiscal year end of January 31. The Subsidiaries have fiscal year-ends of December 31. The consolidated financial statements include the Subsidiaries' accounts as of December 31.

     Certain amounts in the fiscal 1996 and fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of income-producing securities, which are readily convertible to cash and are stated at cost, which approximates fair value.

INVESTMENTS

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments, and accounts receivable. The Company's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy limits the Company's exposure to concentration of credit risk. The Company's accounts receivable result primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. The Company performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses; historically, such losses have been immaterial. As a consequence, concentrations of credit risk are limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The estimated fair value for the convertible subordinated notes (with a carrying amount of $140 million at January 31, 1998) is approximately $144 million at January 31, 1998. The fair value for the convertible subordinated notes is based on quoted market prices.

LAND AND EQUIPMENT

Property and equipment are stated at cost. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from one to ten years. Leasehold improvements are amortized over the term of the related lease. Repairs and maintenance are charged to expense.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using
(a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of eighteen months is assigned to capitalized software development costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred. The amortization of capitalized software costs which were charged to cost of product revenues during fiscal 1998, 1997 and 1996 were $654,000, $600,000 and $360,000, respectively. At January 31, 1998 and 1997, the Company had capitalized software costs of $977,000 and $828,000, respectively.

OTHER ASSETS

Other assets include bond issuance costs, purchased technology, capitalized software development costs, equity investment in a foreign company, restricted cash in the collateral account for the operating lease and deposits. Bond issuance costs are amortized over five years and purchased technology is amortized over three years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of its land and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). FAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

REVENUE RECOGNITION

The Company's revenue recognition policy is in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from fees from software porting and development contracts, customer maintenance, support and training. Maintenance contracts are generally sold separately from the products. The Company's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

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

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company is required to adopt for transactions entered into in the fiscal year beginning February 1, 1998. SOP 97-2 and SOP 98-4 provides guidance on recognizing revenue on software transactions and supersedes SOP 91-1. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on its current licensing or revenue recognition practices. However, should the Company adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

FOREIGN CURRENCY TRANSLATION

The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities of the subsidiaries are translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of stockholders' equity. The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and were not significant for any of the periods presented.

STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of the Company's stock and the amount an employee must pay to acquire the stock. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation has been recognized for its stock option plans.

NET INCOME PER SHARE

Net income per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which was required to be adopted in the quarter ended January 31, 1998. FAS 128 requires the Company to report both basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net income per share data has been restated for all prior periods to reflect basic and diluted net income per share in accordance with FAS 128.

STOCK SPLITS

On April 25, 1996, the Board of Directors declared a three-for-two split of its Common Stock effected in the form of a stock dividend, payable May 24, 1996, to stockholders of record on May 10, 1996. In addition, on February 13, 1997, the Board of Directors declared a three-for-two split of Common Stock effected in the form of a stock dividend, payable March 10, 1997, to stockholders of record on February 24, 1997. All share and per share amounts have been adjusted to give retroactive effect to these stock splits.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"). FAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of fiscal 1999.

     Additionally in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 will be effective for the Company's consolidated financial statements for the year ending January 31, 1999.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the year ending January 31, 2000 consolidated financial statements.

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


NOTE 2:  ACQUISITIONS

On December 31, 1997, the Company entered into an OEM License Agreement (the "Agreement") with Network Computer, Inc. ("NCI") to license the right to access and modify the source code version of certain NCI technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of the Company's future products. Under the Agreement, the Company paid or is obligated to pay $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for NCI engineering services to be incurred prior to source code delivery. In addition, selected elements of the NCI technology require the Company to pay additional per unit royalties in the event the Company's future sales of products that include the modified NCI technology exceed specified volume levels. The licensed source code will be ported by the Company to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license Agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

     On January 30, 1998, the Company acquired Objective Software Technology Ltd. ("OST"), a privately-held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6,100,000, of which $4,100,000 was allocated to in-process research and development and expensed immediately. The Company used the discounted cash flow ("DCF") approach to determine the fair value of OST and its identifiable assets, including the value of the products in the development stage which were not considered to have reached technological feasibility. The DCF approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The balance of the excess acquisition cost was allocated to acquired technology ($2 million) which is being amortized over three years.

     The Company incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-off.

NOTE 3: BALANCE SHEET COMPONENTS

Land and equipment consist of the following:

                                           JANUARY 31,
(In thousands)                         1998         1997
------------------------------------------------------------------------------
Land                               $  11,445    $       -
Computer equipment                    18,989       12,430
Furniture and equipment                3,005        2,176
Leasehold improvements                 2,019        1,148
------------------------------------------------------------------------------
                                      35,458       15,754
Less accumulated depreciation        (10,962)      (7,328)
------------------------------------------------------------------------------
                                   $  24,496    $   8,426
------------------------------------------------------------------------------

In fiscal 1998, the Company purchased real property in the City of Alameda, California for $11.4 million cash.

Other assets consist of the following:

                                                      JANUARY 31,
(In thousands)                                      1998       1997
------------------------------------------------------------------------------
Purchased technology and equity investment       $  6,024     $     -
Bond issuance costs                                 4,565           -
Restricted funds                                    2,760           -
Capitalized research and development costs            977          828
Prepaid expenses and other                          3,631        1,584
------------------------------------------------------------------------------
                                                 $ 17,957     $  2,412
------------------------------------------------------------------------------


NOTE 4: INVESTMENTS

The carrying value of the Company's investment portfolio approximated fair value at January 31, 1998. Cash equivalents and investments consist of the following:

                                                      JANUARY 31,
(In thousands)                                   1998           1997
------------------------------------------------------------------------------
Money market fund                              $  15,039       $  6,190
Municipal bonds                                   55,445         79,095
U.S. government and agency obligations            71,588          2,551
Corporate bonds                                   44,587          1,000
Other debt securities                             23,640          7,201
------------------------------------------------------------------------------
Total available-for-sale securities              210,299         96,037
Less amounts classified as cash equivalents      (88,863)        (6,138)
------------------------------------------------------------------------------
Total Investments                              $ 121,436       $ 89,899
------------------------------------------------------------------------------

The contractual maturities of marketable securities at January 31, 1998, regardless of their balance sheet classification, was as follows:

(In thousands)
------------------------------------------------------------------------------
Due in 1 year or less                                         $  61,107
Due in 1-2 years                                                 34,274
Due in 2-5 years                                                 26,055
------------------------------------------------------------------------------
Total investments                                             $ 121,436
------------------------------------------------------------------------------

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended January 31, 1998, 1997 and 1996. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.


NOTE 5: PROVISION FOR INCOME TAXES

Income before income taxes consisted of the following:

                                                       YEARS ENDED JANUARY 31,
(In thousands)                                   1998           1997           1996
-----------------------------------------------------------------------------------------------
U.S.                                           $  11,085      $  16,761      $  6,780
Non-U.S.                                           2,279          1,196         2,011
-----------------------------------------------------------------------------------------------
Total                                          $  13,364      $  17,957      $  8,791
-----------------------------------------------------------------------------------------------

The provision for income taxes was composed as follows:

                               YEARS ENDED JANUARY 31,
(In thousands)             1998         1997         1996
-----------------------------------------------------------------------------------------------
Current:
  Federal               $ 7,092       $5,139       $3,040
  State                   1,588        1,151          733
  Foreign                 2,708        1,167          287
-----------------------------------------------------------------------------------------------
                         11,388        7,457        4,060
-----------------------------------------------------------------------------------------------

Deferred:
  Federal                (1,901)        (736)        (574)
  State                    (207)          14          (59)
  Foreign                  (786)         (58)         (19)
-----------------------------------------------------------------------------------------------
                         (2,894)        (780)        (652)
-----------------------------------------------------------------------------------------------
                         $8,494       $6,677       $3,408
-----------------------------------------------------------------------------------------------

Deferred tax assets (liabilities) which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following:

                                           JANUARY 31,
(In thousands)                         1998         1997
-----------------------------------------------------------------------------------------------
Amortization                           $2,065      $    -
Employee benefit accruals                 595         329
Accounts receivable reserves              472         357
Accrued expenses and other                978         929
-----------------------------------------------------------------------------------------------
Gross deferred tax assets               4,110       1,615
-----------------------------------------------------------------------------------------------
Foreign deferred revenues                 -          (786)
Depreciation                             (364)       (224)
Other                                    (568)       (323)
-----------------------------------------------------------------------------------------------
Gross deferred tax liabilities           (932)     (1,333)
-----------------------------------------------------------------------------------------------
Net deferred tax assets                $3,178      $  282
-----------------------------------------------------------------------------------------------

     In fiscal 1998, 1997 and 1996, respectively, tax benefits resulting from the exercise of employee stock options amounting to $7.0 million, $5.7 million and $1.2 million, respectively, were credited to stockholders' equity and reduced income taxes payable. The provision for income taxes differs from the amount computed using the statutory federal income tax rate of 35% and 34% as follows:

                                         YEARS ENDED JANUARY 31,
                                        1998      1997      1996
-----------------------------------------------------------------------------------------------
Expected rate                           35.0%     34.0%     34.0%
State taxes, net of federal benefit      6.7       4.1       5.4
Foreign taxes                            8.8       5.0       3.0
In-process technology write-off         26.2         -         -
Research and development, net           (1.7)     (1.0)        -
Tax exempt interest                     (8.9)     (4.5)     (2.7)
Foreign sales corporation benefit       (1.4)     (0.7)        -
Other                                   (1.1)      0.3      (0.9)
-----------------------------------------------------------------------------------------------
                                        63.6%     37.2%     38.8%
-----------------------------------------------------------------------------------------------

The effective consolidated tax rate in fiscal 1998 was higher due to the permanent difference resulting from the write-off of in-process research and development during the fourth quarter of fiscal 1998.


NOTE 6: CONVERTIBLE SUBORDINATED NOTES

In July 1997, the Company issued $140 million of 5.0% Convertible Subordinated Notes (the "Notes"), due 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of the Company's Common Stock at a conversion price of $48.50 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require the Company to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing February 1, 1998.


NOTE 7: NET INCOME PER SHARE

In accordance with FAS 128, the calculation of basic and diluted net income per share is presented below:

                                                            YEARS ENDED JANUARY 31,
(In thousands, except per share information)       1998              1997             1996
-----------------------------------------------------------------------------------------------
Basic computation
Net income                                     $   4,870         $  11,280         $   5,383
Weighted average common shares outstanding        25,456            23,142            20,980
-----------------------------------------------------------------------------------------------
Basic net income per share                     $    0.19         $    0.49         $    0.26
-----------------------------------------------------------------------------------------------
Diluted computation
Net income                                     $   4,870         $  11,280         $   5,383
Weighted average common shares outstanding        25,456            23,142            20,980
Incremental shares from assumed conversions:
     Stock options                                 2,697             2,987             2,455
     Convertible subordinated notes                    -                 -                 -
Dilutive potential common shares                   2,697             2,987             2,455
Total dilutive average common shares outstanding  28,153            26,129            23,435
-----------------------------------------------------------------------------------------------
Diluted net income per share                   $    0.17        $     0.43         $    0.23
-----------------------------------------------------------------------------------------------

Effect of assumed conversion of the convertible subordinated notes is deemed anti-dilutive and therefore excluded from the above computations.


NOTE 8: COMMON STOCK

In July 1996, the Company completed a public offering of 3,705,000 shares of Common Stock at a price of $18.00 per share. The proceeds of the Common Stock offering, after deducting all associated costs, were $62.8 million.

     The Company currently repurchases $2.5 million of its Common Stock per quarter on the open market at prevailing market prices or in negotiated transactions off the market. The current program is expected to continue for one year from the quarter ended January 31, 1998. During fiscal 1998, the Company repurchased 364,000 shares of Common Stock at a cost of $12.4 million.

NOTE 9: STOCK BASED COMPENSATION PLANS

As of January 31, 1998, the Company had three stock-based compensation plans. The Company accounts for its stock-based compensation plans in conformity with APB 25 and related Interpretations and has adopted the additional pro forma disclosure provisions of FAS 123. Accordingly, no compensation expense has been recognized for its two fixed stock option plans and its stock purchase plan.

     The Amended and Restated 1987 Equity Incentive Plan allows for the issuance of options and other stock awards to Company employees and consultants to purchase a maximum of 9,450,000 shares of Common Stock. Stock options granted under the Plan may be incentive stock options or nonstatutory stock options, although the Company's practice is to grant nonstatutory stock options. Individuals owning more than 10% of the Company's stock are not eligible to receive incentive stock options under the Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Nonstatutory stock options issued to holders of less than 10% of the Company's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although the Company's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the Plan, option vesting provisions are established by the Board of Directors when options are granted (options generally vest over four years), and unexercised options are automatically canceled three months after termination of the optionee's employment or other service with the Company.

     In April 1995, the Company adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of nonstatutory stock options to purchase Common Stock of the Company to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company (Non-Employee Directors). The Directors' Plan allows for the issuance of options to purchase a maximum of 225,000 shares of Common Stock. Options issued are granted at prices of 100% of the fair market value of the Common Stock at the date of grant and with expirations of ten years from the grant date. Initial options granted to each Non-Employee Director vest in annual increments over a period of four years from the date of grant, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant as long as the optionee has attended 75% of the meetings of the board and committees on which he serves. Unexercised options will terminate six months after such optionee's termination of all service with the Company and its affiliates.

     The number of shares for which options under these two plans were exercisable was approximately 1,735,000, 1,369,000, and 1,282,500 at January 31, 1998, 1997 and 1996, respectively. Activity under the Equity Incentive Plan and the Directors' Plan is summarized as follows:

                        FISCAL 1998               FISCAL 1997              FISCAL 1996
(In thousands,                  WEIGHTED                  WEIGHTED                WEIGHTED
except per        NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER       AVERAGE
share amounts)      SHARES     PRICE PER      SHARES     PRICE PER    OF SHARES   PRICE PER
                                 SHARE                     SHARE                    SHARE
----------------- ----------- ------------- ----------- ------------- ---------- ------------
Beginning
  balance           3,549         6.87        3,911         3.77        3,265       1.95
Granted             1,991        33.54          741        17.12        1,412       6.88
Exercised           (720)         3.36         (980)        2.47        (488)       1.24
Canceled            (392)        17.17         (123)        5.72        (278)       2.62
----------------- ----------- ------------- ----------- ------------- ---------- ------------
Ending
  balance           4,428        18.45        3,549         6.87        3,911       3.77
----------------- ----------- ------------- ----------- ------------- ---------- ------------

     The following table summarizes information about fixed stock options outstanding at January 31, 1998:

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     WEIGHTED- AVERAGE       WEIGHTED-                         WEIGHTED-
RANGE OF EXERCISE      NUMBER            REMAINING            AVERAGE           NUMBER          AVERAGE
      PRICES         OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
                    (IN THOUSANDS)      (IN YEARS)                          (IN THOUSANDS)
------------------- -------------- -------------------- ------------------- --------------- -----------------
      $.01 - $4.75        1,361           6.2                $ 2.65                1,128        $ 2.47
     $4.76 - $7.13          392           7.4                $ 6.00                  186        $ 5.97
    $7.14 - $10.69           70           7.8                $ 9.41                   36        $ 9.40
   $10.70 - $16.03          535           8.1                $11.56                  251        $11.58
   $16.04 - $24.05          556           8.8                $18.43                  122        $17.15
   $24.06 - $36.07          194           9.4                $31.92                    5        $30.47
   $36.08 - $46.02        1,320           9.6                $39.74                    7        $38.37
------------------- ------------ ---------------------- ------------------- ------------- -------------------
     $.01 - $46.02        4,428           8.0                $18.45                1,735        $ 5.56
------------------- ------------ ---------------------- ------------------- ------------- -------------------

     In March 1993, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 450,000 shares of Common Stock. The Purchase Plan was amended in April 1995 to increase the number of shares authorized for issuance by 450,000 to a total of 900,000 shares. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock, determined by the closing price on the Nasdaq National Market, at the commencement date or the ending date of each six month offering period.

     Sales under the Purchase Plan in fiscal 1998, 1997 and 1996 were 64,000, 85,000 and 199,000 shares of Common Stock, respectively, at an average price of $29.15 , $14.67 and $3.92, respectively. At January 31, 1998, 316,661 shares of
Common Stock were available for future purchase.

PRO FORMA DISCLOSURES
The pro forma disclosure requirements of FAS 123 are presented below.

     Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1998, 1997 and 1996:

                                                   1998              1997             1996
------------------------------------------------------------------------------------------------
Risk free interest rates                           6.04%             6.33%            5.36%
Expected volatility                                 54%               66%              68%
Expected option life                           6.3 years         6.4 years        5.9 years
Expected dividends                                     -                 -                -
------------------------------------------------------------------------------------------------

     The Company applies the provisions of APB 25 and related Interpretations in accounting for compensation expense under the Equity Incentive Plan, the Directors' Plan and the Purchase Plan. Had compensation expense under these plans been determined pursuant to FAS 123, the Company's net income and net income per share for the years ended January 31, 1998, 1997 and 1996 would have been as follows (in thousands except per share amounts):

                                 FISCAL 1998       FISCAL 1997     FISCAL 1996
----------------------------------------------------------------------------------
Net income:
  As reported                      $   4,870         $   11,280    $   5,383
  Pro Forma                           (5,782)             7,296        4,248

Net income per share:
  As reported
     Basic                         $    0.19         $     0.49    $    0.26
     Diluted                            0.17               0.43         0.23
  Pro Forma
     Basic                            (0.23)               0.32         0.20

     Diluted                          (0.23)               0.28         0.18
----------------------------------------------------------------------------------

     The Pro Forma amounts include compensation expense related to fiscal 1998, 1997 and 1996 stock option grants and sales of Common Stock under the Purchase Plan only. In future years, the annual compensation expense factor is expected to increase relative to the fair value of stock options granted in those future years.


NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company leases certain property consisting of corporate and subsidiary headquarters, sales facilities, equipment and furniture. The Company occupies its principal facilities under non-cancelable operating leases which expire from 1998 through 2002. The facility lease agreements provide for rental abatement periods varying from five to six months and one contains a three year renewal option.

     Future minimum rental payments under non-cancelable operating leases subsequent to fiscal 1998 are as follows:

(in thousands)
------------------------------------------
         1999        $  1,824
         2000           1,169
         2001             270
         2002             150
         Thereafter         -
------------------------------------------
                     $  3,413
------------------------------------------

     Rental expense for fiscal 1998, 1997 and 1996 was $2.5 million, $2.0 million and $1.7 million, respectively.

     In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on the land the Company purchased in Alameda, California. As of January 31, 1998, the lessor has funded a total of $2.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction and will vary based on the total construction costs of the property, including capitalized interest and the London interbank offering rate ("LIBOR"). Construction of the building is currently expected to be completed in December 1998. The amount of this rent obligation is contingent upon future events and is not included in the above future minimum lease commitment under non-cancelable operating leases. In connection with the lease, the Company is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If the Company terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides the Company with the option at the end of the lease of either acquiring the building at the lessor's original cost or arranging for the building to be acquired. The Company has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. The Company is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of January 31, 1998, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on the Company's financial position or results of operations.

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

NOTE 11: RELATED PARTY TRANSACTIONS

The Company distributes its products in Japan through Wind River Systems, K.K.("WRSKK"), a joint venture in which the Company owns a 70% equity interest. Innotech Corporation ("Innotech"), Kobe Steel Ltd. and Nissin Electric Ltd., the other partners in the joint venture, each owns a 10% equity interest. The Company entered into distributor agreements with three of the minority interest owners of WRSKK, Innotech, Kobe Steel, Ltd., and Nissin Electric
Ltd., in March 1993, October 1991, and October 1991, respectively. The Innotech agreement was amended in December 1995 to provide for an extended contract term and to issue to Innotech a warrant to purchase 225,000 shares of the Company's Common Stock for $4.93 per share. The warrant was valued at $100,000 and charged to cost of sales in fiscal 1996. The warrant is exercisable from January 25, 1999 to July 25, 1999.

     All product in Japan is sold through WRSKK's three master distributors. Revenues derived from master distributor transactions in Japan amounted to $8.5 million, $9.1 million, and $6.7 million in fiscal 1998, 1997 and 1996, respectively. The percentage of Japan revenues from Innotech in fiscal year 1998, 1997 and 1996 was 32%, 58% and 26%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 1998, 1997 and 1996 was 52%, 24% and 56%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 1998, 1997 and 1996 was 16%, 18% and 18%, respectively. Advances from the joint venture partners were approximately $1.9 million and $2.4 million at January 31, 1998 and 1997, respectively.

NOTE 12: SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment. The distribution of revenues, operating income (loss) and assets by geographic location is as follows:

                                                            NORTH           WESTERN
(In thousands)                                             AMERICA          EUROPE               JAPAN         CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------------
Fiscal year ended January 31, 1998
  Total revenues                                          $ 67,312         $ 16,584            $  8,504           $ 92,400
---------------------------------------------------------------------------------------------------------------------------
  Operating income                                        $  8,214         $  1,240            $    612           $ 10,066
---------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                     $266,970         $ 13,642            $  7,196           $287,808
---------------------------------------------------------------------------------------------------------------------------

Fiscal year ended January 31, 1997
  Total revenues                                          $ 42,590         $ 12,306            $  9,104           $ 64,000
---------------------------------------------------------------------------------------------------------------------------
  Operating income                                        $ 14,626         $    551            $    640           $ 15,817
---------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                     $109,359         $  9,562            $  9,740           $128,661
---------------------------------------------------------------------------------------------------------------------------

Fiscal year ended January 31, 1996
---------------------------------------------------------------------------------------------------------------------------
  Total revenues                                          $ 28,542         $  8,709            $ 6,749            $ 44,000
---------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                 $  8,332         $   (198)           $    (4)           $  8,130
---------------------------------------------------------------------------------------------------------------------------
  Identifiable assets                                     $ 38,763         $  3,746            $ 2,971            $ 45,480
---------------------------------------------------------------------------------------------------------------------------

     Included in revenues from North America are direct export sales to the Asia Pacific area excluding Japan amounting to $1.8 million, $0.7 million and $0.7 million in fiscal 1998, 1997 and 1996.


NOTE 13 : SUBSEQUENT EVENT

On March 18, 1998, the Company entered into an accreting interest rate swap agreement (the "Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters (see
Note 10). The Agreement effectively changes the Company's interest rate exposure on its operating lease which is at one month LIBOR to a fixed rate of 5.9%. The notional amount under the Agreement is scheduled to increase in relation to the funds used to construct the Company's new headquarters. The differential to be paid or received under the Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company.

                                  PART III


ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the registrant's executive officers is included in Item 4A of this 10-K. The information required by the item relating to the registrant's directors is incorporated by reference from the Company's proxy statement related to the annual stockholders' meeting to be held on June 25, 1998, to be filed by the Company with the Securities and Exchange Commission ("Proxy Statement").


ITEM 11.

EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Proxy Statement.


ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the Proxy Statement.


ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the Proxy Statement.

                                    PART IV


ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement
        Schedules - See Index to Consolidated Financial Statements at Item 8 on page 26 of this report. All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

     2. Exhibits
        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER                                         EXHIBIT TITLE
---------------------------------------------------------------------------------------------------------------------------
 3.1    (i)   Certificate of Incorporation of Wind River.
 3.2    (i)   By-laws of Wind River.
10.1  * (i)   Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
10.2  *(iv)   1987 Equity Incentive Plan, as Amended to date.
10.3  * (i)   Form of Incentive Stock Option Grant under the Equity Incentive Plan.
10.4  * (i)   Form of Non-qualified Stock Option Grant under the Equity Incentive Plan.
10.5  *(iv)   1993 Employee Stock Purchase Plan, as Amended to date.
10.6    (i)   Master Technology License Agreement between the Registrant and Wind River Systems, K.K., dated as of
              September 11, 1990.
10.7    (i)   Amended Joint Venture Agreement for Wind River Systems, K.K. between the Registrant and the parties named herein, dated as of October 1, 1991.
10.9    (i)   Marina Village Industrial Gross Lease between the Registrant and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.
10.10 *(ii)   Employment Agreement between the Registrant and Ronald A. Abelmann, dated as of March 4, 1994.
10.12 *(iii)  Amended and restated Deferred Compensation Agreement between the Registrant and Ronald A. Abelmann.
10.14 *(iv)   1995 Non-Employee Directors' Stock Option Plan.
10.15 * (v)   Form of Non-Qualified Stock Option Grant under the Non-Employee Director's Stock Option Plan.
10.16  (vi)   Indenture between the Company and Deutschebank AG as Trustee, dated as of July 31, 1997.
10.17  (vi)   Convertible Subordinated Notes Purchase Agreement between the Registrant and Deutsche Morgan Grenfell Inc.,
              Hambrecht & Quist LLC, and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.
10.18  (vi)   Registration Rights Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC
              and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.
10.19 (vii)   Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of
              September 12, 1997.
10.13 *       Executive Officers' Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.
10.20 *       Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.
21            Subsidiaries of Registrant.
23            Consent of Independent Accountants.
27.1          Financial Data Schedule.
27.2          Restated Financial Data Schedule.
27.3          Restated Financial Data Schedule.
27.4          Restated Financial Data Schedule.
---------------------------------------------------------------------------------------------------------------------------

         (i) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-59146), filed with the Commission on March 5, 1993, as amended through the date hereof.

        (ii) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated herein by reference.

        (iii) Filed as an exhibit to Form 10-Q/A, Amendment No. 2, for the quarterly period ended April 30, 1996 and incorporated herein by reference.

        (iv) Incorporated by reference from the Company's Registration Statement on Form S-8 (No. 333-06921) filed with the Commission on June 18, 1996.

        (v) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 1997 and incorporated herein by reference.

        (vi) Filed as an exhibit to Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference.

        (vii) Filed as an exhibit to Form 10-Q for the quarter ended October 31, 1997 and incorporated herein by reference.

         * Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulations S-K.

(b) Reports on Form 8-K

On January 13, 1998, the Company filed a report on Form 8-K reporting that the Company had announced the signing of a technology partnership with Network Computer, Inc. to advance embedded technology.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT               ADDITIONS                                     BALANCE
                                        BEGINNING OF             CHARGED TO                                     END OF
(In thousands)                            THE YEAR                EXPENSES             WRITE-OFFS              THE YEAR
---------------------------------------------------------------------------------------------------------------------------
1998:
     Allowance for doubtful accounts      $  589                    $223                 $ (12)                 $  800
     Allowance for sales returns             615                     114                   (69)                    660
---------------------------------------------------------------------------------------------------------------------------
                                          $1,204                    $337                 $ (81)                 $1,460
---------------------------------------------------------------------------------------------------------------------------

1997:
     Allowance for doubtful accounts      $  378                    $300                 $ (89)                 $  589
     Allowance for sales returns              --                     615                    --                     615
---------------------------------------------------------------------------------------------------------------------------
                                          $  378                    $915                 $ (89)                 $1,204
---------------------------------------------------------------------------------------------------------------------------

1996:
     Allowance for doubtful accounts      $  246                    $196                 $ (64)                 $  378
     Allowance for sales returns              --                      --                    --                      --
---------------------------------------------------------------------------------------------------------------------------
                                          $  246                    $196                 $ (64)                 $  378
---------------------------------------------------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Wind River Systems, Inc.

Dated: April 20, 1998               \s\ RICHARD W. KRABER
                                    ---------------------
                                    Richard W. Kraber
                                    Vice President of Finance and
                                    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on April 20, 1998.

NAME                                TITLE
\s\ JERRY L. FIDDLER                Chairman of the Board
---------------------------
Jerry L. Fiddler

\s\ RONALD A. ABELMANN              President, Chief Executive Officer and
---------------------------         Director (principal executive officer)
Ronald A. Abelmann

\s\ DAVID N. WILNER                 Chief Technical Officer and Director
---------------------------
David N. Wilner

\s\ RICHARD W. KRABER               Vice President of Finance, Chief Financial
---------------------------         Officer and Secretary (principal financial
Richard W. Kraber                   and accounting officer)


\s\ WILLIAM B. ELMORE               Director
---------------------------
William B. Elmore

\s\ DAVID PRATT                     Director
---------------------------
David Pratt