Form 10-Q
period 1998-04-30
WIND RIVER SYSTEMS INC
filed 1998-06-15
CIK 833829

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1998 or

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

    26,337,000 shares of Common Stock; $.001 par value as of May 31, 1998

                              WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 1998

                                      INDEX

Part I:             FINANCIAL INFORMATION

                    Item 1.        Financial Statements
                                   Consolidated Income Statements for the three month periods ended April 30, 1998 and 1997

                                   Consolidated Balance Sheets at April  30,
                                   1998 and January 31, 1998

                                   Consolidated Statements of Cash Flows for the three month periods ended April 30, 1998 and 1997

                    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II:            OTHER INFORMATION

                    Item 1.        Legal Proceedings

                    Item 6.        Exhibits

Signature

                              WIND RIVER SYSTEMS, INC.
                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              WIND RIVER SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                      Three months ended
                                                           April 30,
                                                      1998           1997
                                                   ---------      ---------
Revenues:
  Products                                         $  19,322      $  13,257
  Services                                             7,078          5,143
                                                   ---------      ---------
     Total revenues                                   26,400         18,400
                                                   ---------      ---------
Cost of revenues:
  Products                                             1,968          1,406
  Services                                             2,821          1,938
                                                   ---------      ---------
     Total cost of revenues                            4,789          3,344
                                                   ---------      ---------

          Gross margin                                21,611         15,056
                                                   ---------      ---------
Operating expenses:
   Selling and marketing                               9,876          7,255
   Product development and engineering                 3,774          2,434
   General and administrative                          1,704          1,537
                                                   ---------      ---------
            Total operating expenses                  15,354         11,226
                                                   ---------      ---------

              Operating income                         6,257          3,830
                                                   ---------      ---------
Other income (expense):
   Interest expense                                  (2,134)            --
   Interest income and other, net                     3,082             780
                                                   ---------      ---------
            Total other income                           948            780
                                                   ---------      ---------
Income before income taxes                             7,205          4,610
Provision for income taxes                             2,770          1,660
                                                   ---------      ---------
              Net income                           $   4,435      $   2,950
                                                   ---------      ---------
                                                   ---------      ---------
Net income per share:
  Basic                                            $    0.17      $    0.12
  Diluted                                          $    0.16      $    0.11
Weighted average shares:
  Basic                                               25,864         25,364
  Diluted                                             27,979         28,058


          See accompanying notes to the consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                   April 30,     January 31,
                                                     1998           1998
                                                   ---------      ---------
                                                  (unaudited)

               ASSETS
Current assets:
  Cash and cash equivalents                        $  52,273     $  100,633
  Short-term investments                               9,921         61,107
  Accounts receivable, net of allowances
     of $1,308 and $1,460                             15,543         18,076
  Prepaid and other current assets                     7,041          5,210
                                                   ---------     ----------
          Total current assets                        84,778        185,026
Investments                                          153,041         60,329
Property and equipment, net of accumulated
   depreciation of $12,091 and $10,962                26,415         24,496
Other assets                                          23,137         17,957
                                                   ---------     ----------
          Total assets                             $ 287,371     $  287,808
                                                   ---------     ----------
                                                   ---------     ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   1,810     $    1,976
  Accrued liabilities                                  9,111         11,563
  Accrued compensation                                 4,308          5,441
  Income taxes payable                                 1,995          1,415
  Deferred revenue                                    13,759         15,027
                                                   ---------     ----------
          Total current liabilities                   30,983         35,422
Convertible subordinated notes                       140,000        140,000
                                                   ---------     ----------
          Total liabilities                          170,983        175,422
                                                   ---------     ----------
Minority interest in consolidated subsidiary             512            400
                                                   ---------     ----------
Stockholders' equity:
  Common stock, par value $.001, 75,000 authorized,
     26,619 and 26,166 shares issued; 26,074 and
     25,689 shares outstanding                            27             26
  Additional paid in capital                         104,381        101,154
  Treasury stock, 545 and 477 shares, at cost        (17,988)       (15,485)
  Cumulative translation adjustments                  (2,185)        (1,700)
  Unrealized gain (loss) on investments                 (282)           503
  Retained earnings                                   31,923         27,488
                                                   ---------     ----------
          Total stockholders' equity                 115,876        111,986
                                                   ---------     ----------
             Total liabilities and stockholders'
                 equity                            $ 287,371     $  287,808
                                                   ---------     ----------
                                                   ---------     ----------

          See accompanying notes to the consolidated financial statements.

                          WIND RIVER SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                             Three months ended
                                                                 April 30,
                                                             1998         1997
                                                         ---------      -------
Cash flows from operating activities:
  Net income                                            $   4,435     $  2,950
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                           1,802          813
    Unrealized loss on investments                           (785)         (99)
    Minority interest in consolidated subsidiary              112           28
    Change in assets and liabilities:
      Accounts receivable                                   2,533          822
      Prepaid and other assets                             (7,684)        (765)
      Accounts payable                                       (166)         892
      Accrued liabilities                                  (2,452)      (1,344)
      Accrued compensation                                 (1,133)        (802)
      Income taxes payable                                    580        1,682
      Deferred revenue                                     (1,268)       3,625
                                                        ---------     --------
        Net cash provided by (used in)
          operating activities                             (4,026)       7,802
                                                        ---------     --------
Cash flows from investing activities:
  Acquisition of property and equipment                    (3,048)      (2,568)
  Purchase of investments                                (129,910)     (49,078)
  Sales and maturities of investments                      88,384       49,537
                                                        ---------     --------
        Net cash used in investing activities             (44,574)      (2,109)
                                                        ---------     --------
Cash flows from financing activities:
  Issuance of Common Stock, net                             3,228          450
  Purchase of treasury stock                               (2,503)      (2,250)
                                                        ---------     --------
        Net cash provided by (used in) financing
          activities                                          725       (1,800)
                                                        ---------     --------
Effect of exchange rate changes on cash and cash
  equivalents                                                (485)        (160)
                                                        ---------     --------

        Net increase (decrease) in cash and
          cash equivalents                                (48,360)       3,733
Cash and cash equivalents at beginning of period          100,633        9,848
                                                        ---------      -------
Cash and cash equivalents at end of period              $  52,273     $ 13,581
                                                        ---------     --------
                                                        ---------     --------
Supplemental disclosures of cash flow information:
Cash paid for interest                                  $   3,519     $    -
                                                        ---------     --------
                                                        ---------     --------

Cash paid for income taxes                              $   1,504     $    827
                                                        ---------     --------
                                                        ---------     --------

          See accompanying notes to the consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 1999.

The consolidated financial statements include the accounts of Wind River Systems, Inc. ("Wind River" or "the Company") and its wholly owned subsidiaries and its majority-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited consolidated financial statements omit or condense certain information and footnote disclosures normally required for complete financial statements prepared in accordance with generally accepted accounting principles.

Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

2.  REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 98-4"), effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's current licensing or revenue recognition practices. However, should Wind River adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

3.   CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The Company has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

4.   COMPREHENSIVE INCOME

In February 1998, the Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("FAS 130").   Comprehensive
income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for the Company, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Comprehensive income for the three months ended April 30, 1998 and 1997 is as follows:

                                                           Three Months Ended
                                                               April 30,
(In thousands)                                              1998         1997
                                                         --------     --------
 Net income                                              $  4,435     $  2,950
                                                         --------     --------
 Other comprehensive income, net of tax
    Foreign currency translation adjustments                 (315)        (104)
    Unrealized loss on investments                           (510)         (64)
                                                         --------     --------
 Other comprehensive income                                  (825)        (168)
                                                         --------     --------
 Total comprehensive income                              $  3,610     $  2,782
                                                         --------     --------
                                                         --------     --------

5.   COMMON STOCK TRANSACTIONS

The Company currently repurchases approximately $2.5 million of its common stock per quarter on the open market at prevailing market prices or in negotiated transactions off the market. The current program is expected to continue through the quarter ending October 31, 1998 unless extended or shortened by the Board of

Directors. The Company repurchased and held as treasury stock 68,500 shares of common stock in the first quarter of fiscal year 1999, at a cost of $2.5 million.


6.   NET INCOME PER SHARE

Net income per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires the Company to report both basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method).

In accordance with FAS 128, the calculation of basic and diluted net income per share is presented below:

                                                         Three Months Ended
                                                              April 30,
(In thousands, except per share information)              1998         1997
                                                       --------     --------
Basic computation:
  Net income                                           $  4,435     $  2,950
  Weighted average common shares                         25,864       25,364
                                                       --------     --------
Basic net income per share                             $   0.17     $   0.12
                                                       --------     --------
                                                       --------     --------
Diluted computation:
  Net income                                           $  4,435     $  2,950
  Weighted average common shares                         25,864       25,364
   Assumed incremental shares from:
     Stock options                                        2,115        2,694
     Convertible subordinated notes                         -            -
                                                       --------     --------
    Dilutive potential common shares                      2,115        2,694
                                                       --------     --------
   Total dilutive weighted average common shares         27,979       28,058
                                                       --------     --------
Diluted net income per share                           $   0.16     $   0.11
                                                       --------     --------
                                                       --------     --------

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 1.6 million and 8,000 shares which were outstanding at April 30, 1998 and 1997, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $37.44 to $46.02 and $26.17 to $31.75 at April 30, 1998 and 1997, respectively.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about
Segments of an Enterprise and Related Information". This statement establishes standards for the method companies use to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by FAS 131 will be effective for the Company's consolidated financial statements for the fiscal year ending January 31, 1999. FAS 131's interim reporting disclosures are not required until the Company's fiscal quarter ending April 30, 1999.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the consolidated financial statements for the fiscal year ending January 31, 2000.

8.   LEGAL PROCEEDINGS

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

                              WIND RIVER SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as well as in the Company's Securities and Exchange Commission filings. The following discussions should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere herein.

Wind River Systems, Inc. ("Wind River" or "the Company") develops, markets and supports advanced software operating systems and software development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. The Company's flagship product, Tornado-TM-, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.


RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended April 30, 1998 were $26.4 million, compared to $18.4 million for the same period in fiscal 1998. The increase in revenues of 43% is due to increases in both the Company's product revenue and services revenues.

Revenue from the sale of products was $19.3 million for the three month period ended April 30, 1998, compared to $13.3 million for the same period in fiscal 1998. Product revenues primarily consist of development license fees and run-time license fees. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the
Company's operating system embedded in the customer's product.   The increase
of 46% was due primarily to the continued acceptance of the Company's products and increased run-time license revenues.

Service revenues for the three months ended April 30, 1998 were $7.1 million compared to $5.1 million for the same period in the prior fiscal year. The increase of 38% is primarily due to an increase in maintenance support agreements resulting from the increased sale of the Tornado-TM- software development environment and software applications provided to customers.

Total revenues from international sales for the three months ended April 30, 1998 were $8.9 million, compared to $6.3 million for the same period in the prior fiscal year. The increase of 41% is primarily due to the increased sales in Japan from $2.4 million to $4.1 million during the first three months of
fiscal 1998 and 1999, respectively.   International revenues accounted for 34%
of total revenues for each of the three month periods ended April 30, 1998 and April 30, 1997. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in the local currencies and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on the Company's results of operations. To date, the Company has not utilized derivative instruments to manage such exposure. Revenues from Asia Pacific sources represented 52% of international revenues for the three months ended April 30, 1998, compared to 45% for the same period in the prior fiscal year.

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues remained at 18% in the three months ended April 30, 1998, as compared to the same period in fiscal 1998. Product-related cost of sales as a percentage of product revenues was 10% and 11% in the three month period ended April 30, 1998 and 1997, respectively. Product-related costs consist primarily of product media, documentation and packaging. The decrease in costs of product revenues was due to increases in run-time sales of products which carries lower cost of sales. Service related cost of revenues as a percentage of service revenues increased to 40% for the three month period of fiscal 1999, from 38% for the
same period in fiscal 1998.   The increase in costs of service revenues is due
to the addition of customer support and training staff. The Company expects that customer support costs will increase in absolute dollars as the Company continues to increase customer support staff and customer support capabilities.

OPERATING EXPENSES

Selling and marketing expenses were $9.9 million or 37% of total revenues for the three month period ended April 30, 1998, compared to $7.3 million or 39% of total revenues for the same period in the prior fiscal year.  The increase in absolute dollars resulted primarily from the growth of sales and marketing personnel and field engineers and increases in expenses related to marketing and
advertising programs.   The Company expects that sales and marketing expenses
will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

Product development and engineering expenses were $3.8 million or 20% of total product revenues for the three month period ended April 30, 1998, compared to $2.4 million or 18% of total product revenues for the same period in the prior fiscal year. The increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance the Company's product line. The Company believes that product development and engineering expenses will increase in absolute dollars as it continues to invest in developing new products, applications and product enhancements.

General and administrative expenses were $1.7 million or 6% of total revenues for the three month period ended April 30, 1998, compared to $1.5 million or 8%
of total revenues for the same period in the prior fiscal year.   The increase
was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.
The Company believes that general and administrative expenses will increase in absolute dollars as it continues to invest in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSES

Interest expense was $2.1 million for the three month period ended April 30, 1998. No interest expense was incurred during the same period in the prior fiscal year. The increase in interest expense is primarily related to the interest paid on the 5.0% Convertible Subordinated Notes, due in 2002 (the "Notes") and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

Interest income and other, net was $3.1 million for the three month period ended April 30, 1998 compared to $0.8 million for the same period in the prior fiscal year. The increase of $2.3 million is primarily due to higher average cash and cash equivalent and long-term investment balances during the quarter.

PROVISION FOR INCOME TAXES

The effective tax rate in the first quarter of fiscal 1999 was 38.4% compared to 36% for the same period in fiscal 1998. The increase in the effective tax rate between the first quarters of fiscal 1999 and 1998 was due to the transition of the Company's investment portfolio from tax-free investments to taxable investments. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had working capital of approximately $54 million and cash and investments of approximately $215 million, which include
investments with maturities of greater than one year of $153 million.   The
increase in long term investments of $93 million from January 31, 1998 is primarily because the funds held as cash equivalents or short term investments as of January 31, 1998 have been invested in longer term securities.

Net cash used in operating activities was $4.0 million in the first three months of fiscal 1999. In the first three months of fiscal 1999, the changes in prepaid and other assets, accrued liabilities, accrued compensation, and deferred revenue were partially offset by net income, depreciation and amortization, and changes in accounts receivable. Prepaid and other assets increased primarily due to the increased collateral funding for the operating lease of the Company's future headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term securities. Accrued liabilities decreased as the Company made a final payment for certain technologies purchased from Network Computer, Inc. in the quarter ended January 31, 1998.

Net cash used in investing activities in the first three months of fiscal 1999 totaled $44.6 million. In the first three months of fiscal 1999, uses of cash relating to the acquisition of equipment and purchases of investments were partially offset by cash provided from the sales of investments. The Company increased its long-term investments by $93 million to increase the interest earned on its investments.

Net cash provided by financing activities in the first three months of fiscal year 1999 totaled $700,000. In the first three months of fiscal 1999, cash provided by the issuance of common stock from employee stock option exercises was offset by cash used in the repurchase of treasury stock. The Company repurchased and held as treasury stock 68,500 shares of common stock at a cost of approximately $2.5 million.

In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on the land the Company purchased in Alameda, California. As of April 30, 1998, the lessor has funded a total of $10 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction and will vary based on the total construction costs of the property, including capitalized interest, and the London interbank offering rate ("LIBOR"). Construction of the building, is currently expected to be completed in December 1998. In connection with the lease, the Company is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If the Company terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides the Company with the option at the end of the lease of either acquiring the building at the lessor's original cost or arranging for the building to be acquired. The Company has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation.
The Company is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of April 30, 1998, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

On March 18, 1998, the Company entered into an accreting interest rate swap agreement (the "Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters.
This Agreement effectively changes the Company's interest rate exposure on its operating lease which is based on one month LIBOR to a fixed rate of 5.9%. The notional amount of the swap under the Agreement is scheduled to increase in relation to the funds used to construct the Company's new headquarters. The differential to be paid or received under this Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. The Company manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poors', or Moody's equivalent, long-term senior debt rating.

The Company has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. The Company attempts to limit this exposure by investing primarily in high grade securities.

Management believes that the Company's working capital and the cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for the next twelve months.

"YEAR 2000" ISSUES

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions worldwide. Failures of the Company's and /or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

The Company is currently upgrading its financial information systems. The Company believes it will complete the upgrade during fiscal 2000. These upgraded financial information systems are believed to be "Year 2000" compliant. The Company is analyzing its remaining computer systems to identify any potential "Year 2000" issues and will take appropriate corrective action based on the results of such analysis. Management does not believe the costs related to achieving "Year 2000" compliance will be material.

The Company has initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own "Year 2000" issues. Specific factors that might cause suppliers to be vulnerable to "Year 2000" issues include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and will not have an adverse effect on the Company's financial position or results of operations.

The "Year 2000" issue also could affect the products that the Company sells. The Company believes that the current versions of its products are "Year 2000" compliant. The Company's products are subject to ongoing analysis and review.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Furthermore, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and features of the Company's products and there can be no assurance that competitors will not develop equivalent or superior technology to that of the Company. Because a substantial percentage of the Company's revenues has been derived from sales of the Tornado and VxWorks family of products and services, the effects of competition could be more adverse than would be the case if the Company had a broader product offering. In addition, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. There can be no assurance that the Company will be able to compete effectively against its current and future competitors. If the Company is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado and VxWorks family of products and services account for a significant majority of the Company's revenues. The Company's future results depend heavily on continued market acceptance of these products in the Company's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado and VxWorks family of products and services could have a material adverse affect on the Company's business, financial condition and results of operations. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's products. A key component of the Company's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. To the extent that such customers are not successful, the Company may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

PRODUCT DEVELOPMENT

The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products including new releases, applications and enhancements that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks product, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations.

From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. In the past, the Company has experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that announcements of currently planned or other new products by the Company or others will not cause customers to defer purchasing existing Company products. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is continuously engaged in product development for new or changing markets. In particular, the Company has invested significant time and effort, together with a consortium of industry participants, in the development of I2O, a new specification that is intended to create an open standard set of interface specifications for high performance I/O systems.
The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. The Company also has developed IxWorks, a real-time operating system for use in conjunction with the I2O specification. The success of the I2O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. The Company also is expending substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which the Company's products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which the Company's Internet products are based ultimately fail to be widely adopted, the Company's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by the Company in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if the Company's products are not developed in a timely manner, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

RISKS OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the
embedded system could be linked to substantial economic loss.   Although the
Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.
Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims. The Company carries insurance against product liability risks and errors or omissions coverage, although there can be no assurance that such insurance will continue to be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company in excess of or outside the limits of its insurance coverage, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS; RISKS OF INFRINGEMENT

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

As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in the Company's industry increases, products based on the Company's technology may increasingly become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

During the three month period ended April 30, 1998 and the fiscal year ended January 31, 1998, the Company derived approximately 34% and 29%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company also expects to make substantial investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in the Company's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences including restrictions on repatriation of earnings; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. There can be no assurance that such factors will not have a material adverse effect on the Company's international sales and consequently, the Company's business, operating results and financial condition. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support. Any changes in the relationships the Company has with its international distributors may have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operating and financial systems and the geographic area of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. The Company's ability to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business,
operating results and financial condition.   In addition, the Company
anticipates the need to relocate its management, engineering, marketing, sales and customer support operation to a new facility within the next few years. During fiscal 1998, the Company purchased real property in the City of Alameda, California for $11.4 million. The property is being developed to construct the Company's new headquarters facility. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK ASSOCIATED WITH ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

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

POSSIBLE VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has fluctuated in the past, and is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by the Company or by its competitors, and changes in the software industry in general may significantly affect the market price of the Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The market prices of many high technology companies stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the Common Stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operation, even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the Common Stock.

                            PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company is a party to litigation arising in the normal course of its business. The Company believes that such litigation, even if resolved adversely to the Company, would not have a material effect on its business, financial condition or results of operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)EXHIBITS
          10.21          1998 Non-Officer Stock Option Plan
          27.1           Financial Data Schedule



          (b)REPORTS ON FORM 8-K
          On February 6, 1998, the Company filed a report on Form 8-K reporting that the Company had announced the acquisition of Objective Software Technology Limited, based in Livingston, Scotland.


No other items.



                                     SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       WIND RIVER SYSTEMS, INC.

     Date:     June 15, 1998           \s\ RICHARD W. KRABER
                                       -------------------------------
                                       Richard W. Kraber
                                       Chief Financial Officer