Form 10-Q
period 1998-07-31
WIND RIVER SYSTEMS INC
filed 1998-09-14
CIK 833829

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)

[ X ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1998 or

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

                                   (510) 748-4100
                                 (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

26,335,155 shares of Common Stock; $.001 par value as of August 31, 1998

                              WIND RIVER SYSTEMS, INC.
                                     FORM 10-Q
                            QUARTER ENDED JULY 31, 1998

                                      INDEX


Part I:             FINANCIAL INFORMATION

                    Item 1.        Financial Statements Condensed
                                   Consolidated Income Statements for the
                                   three and six month periods ended July 31, 1998 and 1997

                                   Condensed Consolidated Balance Sheets at
                                   July 31, 1998 and January 31, 1998

                                   Condensed Consolidated Statements of Cash
                                   Flows for the six month periods ended July
                                   31, 1998 and 1997

                                   Notes to the Condensed Consolidated
                                   Financial Statements

                    Item 2.        Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations

Part II:            OTHER INFORMATION

                    Item 1.        Legal Proceedings

                    Item 4.        Submission of Matters to the Vote of
                                   Security Holders

                    Item 6.        Exhibits and Reports on Form 8-K

Signature

                              WIND RIVER SYSTEMS, INC.
                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              WIND RIVER SYSTEMS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                          Three months ended         Six months ended
                                               July 31,                  July 31,
                                             1998      1997           1998      1997
                                           -------   -------        -------   -------
Revenues:
  Products
                                           $23,169   $15,926        $42,491   $29,183
  Services                                   8,031     6,074         15,109    11,217
                                           -------   -------        -------   -------
    Total revenues                          31,200    22,000         57,600    40,400
                                           -------   -------        -------   -------

Cost of revenues:
  Products                                   2,337     1,601          4,305     3,007
  Services                                   3,231     2,362          6,052     4,300
                                           -------   -------        -------   -------
    Total cost of revenues                   5,568     3,963         10,357     7,307
                                           -------   -------        -------   -------

      Gross margin                          25,632    18,037         47,243    33,093
                                           -------   -------        -------   -------

Operating expenses:
  Selling and marketing                     11,035     8,346         20,911    15,601
  Product development and engineering        4,287     3,005          8,061     5,439
  General and administrative                 1,904     1,565          3,608     3,102
                                           -------   -------        -------   -------
    Total operating expenses                17,226    12,916         32,580    24,142
                                           -------   -------        -------   -------

      Operating income                       8,406     5,121         14,663     8,951
                                           -------   -------        -------   -------

Other income (expense):
  Interest expense                          (2,223)       10         (4,357)       43
  Interest income and other, net             3,447       916          6,529     1,663
                                           -------   -------        -------   -------
    Total other income                       1,224       926          2,172     1,706
                                           -------   -------        -------   -------

Income before income taxes                   9,630     6,047         16,835    10,657
Provision for income taxes                   3,699     2,177          6,469     3,837
                                           -------   -------        -------   -------
      Net income                           $ 5,931   $ 3,870        $10,366   $ 6,820
                                           -------   -------        -------   -------
                                           -------   -------        -------   -------

Net income per share:
  Basic                                    $  0.23   $  0.15        $  0.40   $  0.27
  Diluted                                  $  0.21   $  0.14        $  0.37   $  0.24
Weighted average shares:
  Basic                                     26,335    25,384         26,099    25,374
  Diluted                                   28,330    28,196         28,155    28,127

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                    (UNAUDITED)

                                                                   July 31,    January 31,
                                                                     1998          1998
                                                                   --------    -----------

                            ASSETS
Current assets:
  Cash and cash equivalents                                        $ 39,805     $100,633
  Short-term investments                                             14,366       61,107
  Accounts receivable, net of allowances of $1,535 and $1,460        20,977       18,076
  Other current assets                                                4,987        5,210
                                                                   --------     --------
    Total current assets                                             80,135      185,026
Investments                                                         156,542       60,329
Property and equipment, net of accumulated
  depreciation of $13,309 and $10,962                                27,950       24,496
Other assets                                                         31,529       17,957
                                                                   --------     --------
         Total assets                                              $296,156     $287,808
                                                                   --------     --------
                                                                   --------     --------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  4,220     $  3,806
  Accrued liabilities                                                 5,936        9,733
  Accrued compensation                                                4,681        5,441
  Income taxes payable                                                4,769        1,415
  Deferred revenue                                                   15,559       15,027
                                                                   --------     --------
    Total current liabilities                                        35,165       35,422
Convertible subordinated notes                                      140,000      140,000
                                                                   --------     --------
    Total liabilities                                               175,165      175,422
                                                                   --------     --------

Minority interest in consolidated subsidiary                            558          400
                                                                   --------     --------

Stockholders' equity:
  Common stock, par value $.001, 125,000 authorized,
    26,953 and 26,166 shares issued; 26,329 and 25,689
    shares outstanding                                                   27           26
  Additional paid in capital                                        106,707      101,154
  Treasury stock, 624 and 477 shares, at cost                       (20,482)     (15,485)
  Cumulative translation adjustments                                 (1,598)      (1,700)
  Unrealized gain (loss) on investments                                (950)         503
  Retained earnings                                                  36,729       27,488
                                                                   --------     --------
    Total stockholders' equity                                      120,433      111,986
                                                                   --------     --------
         Total liabilities and stockholders' equity                $296,156     $287,808
                                                                   --------     --------
                                                                   --------     --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                      Six months ended
                                                                          July 31,
                                                                     1998          1997
                                                                  ---------     --------

Cash flows from operating activities:
  Net income                                                     $  10,366      $  6,820
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    3,485         1,896
    Unrealized loss on investments                                  (1,453)          -
    Minority interest in consolidated subsidiary                       158            (8)
    Change in assets and liabilities:
      Accounts receivable                                           (2,778)          752
      Other assets                                                 (14,446)       (1,720)
      Accounts payable                                                 261           864
      Accrued liabilities                                           (4,304)          729
      Accrued compensation                                            (860)           58
      Income taxes payable                                           3,351         1,467
      Deferred revenue                                                 532         5,152
                                                                 ---------      --------
        Net cash provided by (used in) operating activities         (5,688)       16,010
                                                                 ---------      --------

Cash flows from investing activities:
  Acquisition of property and equipment                             (5,745)       (5,426)
  Purchase of investments                                         (150,664)      (36,166)
  Sales and maturities of investments                              101,192        34,591
                                                                 ---------      --------
    Net cash used in investing activities                          (55,217)       (7,001)
                                                                 ---------      --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                        4,972         2,223
  Purchase of treasury stock                                        (4,997)       (5,832)
  Long-term debt issuance                                              -         135,225
                                                                 ---------      --------
    Net cash provided by (used in) financing activities                (25)      131,616
                                                                 ---------      --------
Effect of exchange rate changes on cash and cash equivalents           102          (320)
                                                                 ---------      --------
    Net increase (decrease) in cash and cash equivalents           (60,828)      140,305
Cash and cash equivalents at beginning of period                   100,633         9,848
                                                                 ---------      --------
Cash and cash equivalents at end of period                       $  39,805      $150,153
                                                                 ---------      --------
                                                                 ---------      --------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 1999.

The condensed consolidated financial statements include the accounts of Wind River Systems, Inc. ("Wind River" or "the Company") and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

In accordance with the rules and regulations of the Securities and Exchange Commission, the unaudited condensed consolidated financial statements omit or condense certain information and footnote disclosures normally required for complete financial statements prepared in accordance with generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

Certain amounts in the fiscal 1998 condensed consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

2. ZINC SOFTWARE INCORPORATED ACQUISITION

In May 1998, the Company acquired Zinc Software, Inc. ("Zinc"), a privately held company that develops, markets and supports graphical application software. In connection therewith, the Company issued 226,611 shares of common stock for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests, however, as the operations of Zinc were not material to the Company's consolidated operations and financial position, the financial statements of Zinc have been recorded in the Company's consolidated financial statements as of May 1, 1998.

3.  REVENUE RECOGNITION

The Company has adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2" ("SOP 98-4"), effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on the Company's current licensing or revenue recognition practices. However, should Wind River adopt new or change its existing licensing practices, the Company's revenue recognition practices may be subject to change to comply with the accounting guidance provided in SOP 97-2 and SOP 98-4.

4.  CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. The Company has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported as a component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

5.  COMPREHENSIVE INCOME

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

Comprehensive income for the three and six month periods ended July 31, 1998 and 1997 is as follows:

                                                Three Months Ended   Six Months Ended
                                                      July 31,            July 31,
(In thousands)                                   1998       1997       1998     1997
                                                ------     ------    -------   ------

Net income                                      $5,931     $3,870    $10,366   $6,820
                                                ------     ------    -------   ------
                                                ------     ------    -------   ------
Other comprehensive income, net of tax
  Foreign currency translation adjustments         381       (104)        66    (208)
  Unrealized loss on investments                  (434)       (27)      (944)    (91)
                                                ------     ------    -------   ------
Other comprehensive income                         (53)      (131)      (878)   (299)
                                                ------     ------    -------   ------
Total comprehensive income                      $5,878     $3,739    $ 9,488   $6,521
                                                ------     ------    -------   ------
                                                ------     ------    -------   ------


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

In accordance with FAS 128, the calculation of basic and diluted net income per share is presented below:

                                                Three Months Ended   Six Months Ended
                                                      July 31,           July 31,
(In thousands, except per share information)      1998       1997      1998      1997
                                                -------    -------   -------   -------

Basic computation:
  Net income                                    $ 5,931    $ 3,870   $10,366   $ 6,820
  Weighted-average common shares                 26,335     25,384    26,099    25,374
                                                -------    -------   -------   -------
Basic net income per share                      $  0.23    $  0.15   $  0.40   $  0.27
                                                -------    -------   -------   -------
                                                -------    -------   -------   -------

Diluted computation:
  Net income                                    $ 5,931    $ 3,870   $10,366   $ 6,820
  Weighted-average common shares                 26,335     25,384    26,099    25,374
    Assumed incremental shares from:
      Stock options and warrants                  1,995      2,812     2,056     2,753
      Convertible subordinated notes                -          -         -         -
                                                -------    -------   -------   -------
    Dilutive potential common shares              1,995      2,812     2,056     2,753
                                                -------    -------   -------   -------
  Total dilutive weighted-average
    common shares                                28,330     28,196    28,155    28,127
                                                -------    -------   -------   -------
                                                -------    -------   -------   -------
Diluted net income per share                    $  0.21  $    0.14   $  0.37   $  0.24
                                                -------    -------   -------   -------
                                                -------    -------   -------   -------

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 1.8 million and 364,000 shares which were outstanding at

July 31, 1998 and 1997, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter. The exercise price ranges of these options were $34.50 to $46.02 and $35.50 to $41.87 at July 31, 1998 and 1997,
respectively.

7.  COMMON STOCK TRANSACTIONS

The Company currently repurchases approximately $2.5 million of its common stock per quarter on the open market at prevailing market prices or in negotiated transactions off the market. The current program is expected to continue through the quarter ending October 31, 1998 unless extended or shortened by the Board of Directors. The Company repurchased and holds as treasury stock 68,500 shares and 79,300 shares of common stock in the first and second quarters of fiscal year 1999, respectively, at a cost of $5.0 million.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement establishes standards for the method companies use to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by FAS 131 will be effective for the Company's consolidated financial statements for the fiscal year ending January 31, 1999. FAS 131's interim reporting disclosures are not required until the Company's fiscal quarter ending April 30, 1999.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending January 31, 2000.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet determined the impact, if any, of adopting this statement. FAS 133 will be effective for the Company's consolidated financial statements for the fiscal year ending January 31, 2001.

9.  LEGAL PROCEEDINGS

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

                            WIND RIVER SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as well as in other of the Company's Securities and Exchange Commission filings. The following discussions should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere herein.

In May 1998, the Company acquired Zinc Software, Inc. ("Zinc"), a privately held company that develops, markets and supports graphical application software. In connection therewith, the Company issued 226,611 shares of common stock for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests, however, as the operations of Zinc were not material to the Company's consolidated operations and financial position, the financial statements of Zinc have been recorded in the Company's consolidated financial statements as of May 1, 1998.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three and six months ended July 31, 1998 were $31.2 million and $57.6 million, respectively, compared to $22 million and $40.4 million for the same periods in fiscal 1998. The increase in revenues of 42% and 43% for the three and six month periods ended July 31, 1998, respectively, is due to increases in both the Company's product revenue and services revenues.

Revenue from the sale of products increased 45% and 46% to $23.2 million and $42.5 million for the three and six months ended July 31, 1998, compared to $15.9 million and $29.2 million for the same periods in fiscal 1998. Product revenues primarily consist of development license fees and run-time license fees. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. The increases were due primarily to the continued acceptance of the Company's products and increased run-time license revenues.

Service revenues increased 32% and 35% to $8.0 million and $15.1 million for the three and six months ended July 31, 1998, compared to $6.1 million and $11.2 million for the same periods in the prior fiscal year. The increases were primarily due to an increase in maintenance support agreements resulting from the increase in the Company's installed base of Tornado-TM- software development environment and software applications provided to customers.

Total revenues from international sales for the three and six months ended July 31, 1998 were $9.5 million and $18.4 million, compared to $6.3 million and $12.6 million for the same periods in the prior fiscal year. The increase of 50% and 46% for the three and six month periods ended July 31, 1998 were primarily due to increased sales in Japan and Europe. International revenues accounted for 31% and 32% of total revenues for the three and six month periods ended July 31, 1998, compared to 29% and 31% for the same periods in the prior fiscal year. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in the local currencies and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on the Company's results of operations. To date, the Company has not utilized derivative instruments to manage such exposure. Revenues from Asia Pacific sources including Japan represented 40% and 46% of international revenues for the three and six months ended July 31, 1998, compared to 31% and 38% for the same periods in the prior fiscal year.

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 18% for both the three and six month periods ended July 31, 1998, the same as for the corresponding periods in fiscal 1998. Product-related cost of sales as a percentage of product revenues was 10% for both the three and six month periods ended July 31, 1998, respectively, the same as for the corresponding periods of the prior fiscal year. Product-related costs consist primarily of product media, documentation and packaging.

Service related cost of revenues as a percentage of service revenues was 40% for both the three and six month periods of fiscal 1999, compared to 39% and 38% for the same periods in fiscal 1998. Service related costs consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to research, develop, and retain services professionals. The increase in costs of service revenues is due to investment in developing new services offerings and the addition of service professionals. The Company expects that customer support costs will increase in absolute dollars as the Company continues to increase customer support staff and customer support capabilities.

OPERATING EXPENSES

Selling and marketing expenses were $11.0 million and $20.9 million for the three and six months ended July 31, 1998, compared to $8.3 million and $15.6 million for the same periods in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses decreased to 35% and 36% for the three and six months ended July 31, 1998 from 38% and 39% for the corresponding periods in the prior fiscal year. The increase in absolute dollars resulted primarily from the growth of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs. The Company expects that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

Product development and engineering expenses were $4.3 million and $8.1 million for the three and six months ended July 31, 1998 or 14% of total revenues for each period, compared to $3.0 million and $5.4 million or 14% and 13% of total revenue, respectively for the same periods in the prior fiscal year. The dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance the Company's product line. The Company believes that product development and engineering expenses will increase in absolute dollars as it continues to invest in developing new products, applications and product enhancements.

General and administrative expenses were $1.9 million and $3.6 million or 6% of total revenues for the three and six month periods ended July 31, 1998, compared to $1.6 million and $3.1 million or 7% and 8% of total revenues for the corresponding periods in the prior fiscal year. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. The Company believes that general and administrative expenses will increase in absolute dollars as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSES

Interest expense was $2.2 million and $4.4 million for the three and six month period ended July 31, 1998. No interest expense was incurred during the same periods in the prior fiscal year. The increase in interest expense is primarily related to the interest paid on the 5.0% Convertible Subordinated Notes, due in 2002 (the "Notes") and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

Interest income and other, net was $3.4 million and $6.5 million for the three and six month periods ended July 31, 1998 compared to $0.9 million and $1.7 million for the same periods in the prior fiscal year. The increase of $2.5 million and $4.9 million for the three and six months, respectively, is primarily due to higher average cash and cash equivalent and investment balances and to the transition of the Company's investment portfolio from tax-free investments to taxable investments.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and six month periods ended July 31, 1998 was 38.4% compared to 36% for the same periods in the prior fiscal year. The increase in the effective tax rate between the second quarters of fiscal 1999 and 1998 was due to the transition of the Company's investment portfolio from tax-free investments to taxable investments. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had working capital of approximately $45 million and cash and investments of approximately $211 million, which include
investments with maturities of greater than one year of $157 million.   The
increase in long term investments of $96 million from January 31, 1998 is primarily due to the transfer of funds held as cash equivalents or short term investments as of January 31, 1998 to longer term securities.

Net cash used in operating activities was $5.7 million in the first six months of fiscal 1999. In the first six months of fiscal 1999, the changes in accounts receivable, other assets, accrued liabilities, and accrued compensation were partially offset by net income, depreciation and amortization, and changes in income taxes payable. Other assets increased primarily due to the increased collateral funding for the operating lease of the Company's future headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term securities. Accrued liabilities decreased as the Company made a final payment for certain technologies purchased from Network Computer, Inc. in the quarter ended January 31, 1998.

Net cash used in investing activities in the first six months of fiscal 1999 totaled $55.2 million. In the first six months of fiscal 1999, uses of cash relating to the acquisition of equipment and purchases of investments were partially offset by cash provided from the sales of investments. As the Company transitioned its investment portfolio from short-term to long-term investments, its long-term investments increased by $96 million.

Net cash used in financing activities in the first six months of fiscal year 1999 totaled $25,000. In the first six months of fiscal 1999, cash provided by the issuance of common stock from employee stock option exercises was offset by cash used in the repurchase of treasury stock. During the six months ended July 31, 1998, the Company repurchased and holds as treasury stock 147,800 shares of common stock at a cost of approximately $5.0 million.

In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on the land the Company purchased in Alameda, California. As of July 31, 1998, the lessor has funded a total of $17.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction and will vary based on the total construction costs of the property, including capitalized interest, and the London interbank offering rate ("LIBOR").

On March 18, 1998, the Company entered into an accreting interest rate swap agreement (the "Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters.
This Agreement effectively changes the Company's interest rate exposure on its operating lease which is based on one month LIBOR to a fixed rate of 5.9%. The notional amount of the swap under the Agreement is scheduled to increase in relation to the funds used to construct the Company's new headquarters. The differential to be paid or received under this Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of the Company. The Company manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

Construction of the building is currently expected to be completed in December 1998. In connection with the lease, the Company is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If the Company terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides the Company with the option at the end of the lease of either acquiring the building at the lessor's original cost or arranging for the building to be acquired. The Company has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. The Company is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of July 31, 1998, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

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

"YEAR 2000" ISSUES

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The "Year 2000" issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on transactions worldwide. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

The "Year 2000" issue also could affect the products that the Company sells. The Company believes that its most current releases of its products will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000, and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance, as such products do on or before December 31, 1999 (collectively, "Year 2000 Compliance"). The Company will continue to analyze and review its products for Year 2000 Compliance. The majority of the Company's products are combined or used by its customers with other software programs or hardware devices not provided by the Company. Such combination with other products that are not Year 2000 compliant or modifications of the Company's products by its customers may introduce Year 2000 Compliance issues for its customers. The Company's customers' inability to remedy their Year 2000 issues could affect their demand for the Company's products, which may have a material adverse effect on the Company's business, operating results, and financial condition.

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

The Company has initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own "Year 2000" issues. Specific factors that might cause suppliers to be vulnerable to "Year 2000" issues include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and will not have a material adverse effect on the Company's financial position or results of operations.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced from time to time significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will occur in the future. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, unanticipated sales and buyouts of run-time licenses, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by the Company's customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products. In addition, the Company generally does not enter into long-term agreements with its customers, and the timing of license fees is difficult to predict. The procurement process of the Company's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's product will not lengthen. Product revenue in any quarter depends primarily on the volume and timing of orders received in that quarter. The Company has at times recognized a substantial portion of its total revenue from sales booked and shipped in the latter part of the quarter; thus, the magnitude of quarterly fluctuations may not become evident until late in a particular quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in the Company's operating results from quarter to quarter. Revenues also are typically higher in the fourth quarter than in other quarters of the fiscal year, which ends on January 31, primarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. These trends are expected to continue.

Because the software industry is intensely competitive, software vendors have from time to time experienced price erosion on their products. As is typical in the software industry, the Company's fixed costs as a percentage of revenues are high, and significant price erosion could have a material adverse effect on the Company's revenues and operating results. A number of additional factors may in the future cause the Company's revenues and operating results to vary significantly from period to period. These factors include: software "bugs" or other product quality problems; changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; and mix of products sold. Although the Company has been profitable for the last several years on an annual basis, there can be no assurance that the Company will be able to continue its growth in revenue or sustain its profitability on a quarterly or annual basis. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Common Stock could be materially and adversely affected.

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado-TM- and VxWorks-Registered Trademark-family of products and services accounted for a significant majority of the Company's revenues in each of the fiscal years ended January 31, 1998, 1997 and 1996 and the six months ended July 31, 1998. The Company's future results depend heavily on continued market acceptance of these products in the Company's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado and VxWorks family of products and services could have a material adverse affect on the Company's business, financial condition and results of operations. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's products. A key component of the Company's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. To the extent that such customers are not successful, the Company may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

COMPETITION

The embedded real-time software industry is highly competitive and is characterized by rapidly advancing technology. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, competitive prices, a quicker response or a combination of these factors. There can be no assurance that the Company will be able to effectively compete in each of these areas, and any failure to compete in the embedded real-time software market would have a material adverse effect on the Company's business, financial condition and results of operations. In order to maintain or improve its position in the industry, the Company must continue to enhance its current products and rapidly develop new products and product extensions. The Company believes that its principal competition comes from companies that develop real-time embedded software development systems in-house rather than purchasing such systems from independent software vendors such as the Company and the Company is thus subject to the customers' "develop versus buy" decisions in addition to the factors set forth above. Many of these organizations have substantial internal programming resources with the capability to develop specific products for their needs. The Company also competes with other independent software vendors, including Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/Ready Systems), Microware Systems Corporation, and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of the Company's products. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Furthermore, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and features of the Company's products, and there can be no assurance that competitors will not develop equivalent or superior technology to that of the Company. Because a substantial percentage of the Company's revenues has been derived from sales of the Tornado and VxWorks family of products and services, the effects of competition could be more adverse than would be the case if the Company had a broader product offering. In addition, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced profit margins. There can be no assurance that the Company will be able to compete effectively against its current and future competitors. If the Company is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

RISKS ASSOCIATED WITH NEW AND CHANGING MARKETS

The Company is continuously engaged in product development for new or changing markets. In particular, the Company has invested significant time and effort, together with a consortium of industry participants, in the development of I(2)O, a new specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. The Company also has developed IxWorks, a real-time operating system for use in conjunction with the I(2)O specification. The success of the I(2)O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. The Company also has expended, and continues to expend, substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which the Company's products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which the Company's Internet products are based ultimately fail to be widely adopted, the Company's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by the Company in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if the Company's products are not developed in a timely manner, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable. The Company's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products, including new releases, applications and enhancements, that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks operating system, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. The Company has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that the Company will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that the Company's enhanced or new products will adequately address the changing needs of the marketplace. The inability of the Company, due to resource constraints or technological or other reasons, to develop and introduce new products or product enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition or results of operations.

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

DEPENDENCE ON VME MARKET

A significant amount of the Company's revenues historically has been derived from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although the Company believes that revenues from sales of products designed for embedded systems applications will account for an increasing percentage of the Company's revenues in the future, the Company expects revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate a significant portion of the Company's VME revenues, are dependent on government funding, the continued availability of which is uncertain. Although the Company's VME customers typically have received government funding prior to placing its product orders with Wind River, any unanticipated future termination of government funding of VME customers could have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operations and financial systems and the geographic area of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. The Company's ability to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force efficiently. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates the need to relocate its management, product development, marketing, sales, customer support and operations functions to a new facility within the next year. During fiscal 1998, the Company purchased real property in the City of
Alameda, California for $11.4 million.   In fiscal 1998, the Company entered
into an operating lease agreement for its new headquarters facility being constructed on such property. As of July 31, 1998, the lessor has funded a total of $17.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction. The property is being developed to construct the Company's new headquarters facility. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation. The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

During the six month period ended July 31, 1998 and the fiscal years ended January 31, 1998, the Company derived approximately 32% and 29%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company also expects to make substantial investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in the Company's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences including restrictions on repatriation of earnings; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. There can be no assurance that such factors will not have a material adverse effect on the Company's international sales and consequently, the Company's business, operating results and financial condition. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. There can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. A portion of the Company's international revenues are derived from the Asia Pacific region including Japan. In recent months, economic uncertainty and related weakening of foreign currencies, particularly the Japanese yen, against the dollar, has occurred. As a result, the Company's future sales in this region may be adversely affected which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support. Any changes in the relationships the Company has with its international distributors may have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, the Company has recently completed the acquisitions of Objective Software Technology, Ltd. and Zinc Software Incorporated, has acquired equity interests in Emultek, Ltd. and 3Soft GmbH and has also licensed certain technologies from Network Computer, Inc. The Company expects to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses and technologies including, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability to integrate acquired technologies into new and existing products, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, debt, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

RISKS OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition. Although the Company's license and other agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability and other claims, these provisions may not be effective in all circumstances and in all jurisdictions. Although the Company has not experienced any product liability or economic loss claims to date, the sale and support of the Company's products entails the risk of such claims. The Company carries insurance against product liability risks and errors or omissions coverage, although there can be no assurance that such insurance will continue to be available to the Company on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against the Company in excess of or outside the limits of its insurance coverage, or a product recall involving the Company's software, could have a material adverse effect on the Company's business, financial condition and results of operations.

IMPACT OF THE YEAR 2000

Many older computer software programs use two digits in their date fields, identifying years by the last two digits only. Such programs may interpret the year 2000 as 1900 instead, causing such systems to fail after 1999. Although the Company believes its products will not have such date-related failures, it has not yet performed the testing and analysis necessary to permit identification and correction of Year 2000 issues in its internal computer and information systems and office equipment. There can be no assurance that the Company will be able to identify and correct any such problems successfully and in the requisite time frame. Year 2000 issues also could affect the Company's suppliers and customers. Unresolved Year 2000 issues within the Company, its significant suppliers or customers could have a material adverse effect on the Company's business, results of operations and financial condition.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

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

As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in the Company's industry increases, products based on the Company's technology may increasingly become the subject of infringement claims. The Company has received in the past and may receive in the future letters from third parties asserting infringement claims against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.

LEVERAGE

In connection with the sale of Convertible Subordinated Notes in fiscal 1998, the Company incurred $140 million in debt which resulted in an increase in its ratio of long-term debt to total capitalization. As a result of this additional indebtedness, the Company's principal and interest obligations have increased substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting operations of the Company, many of which are beyond its control.

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has fluctuated in the past, and is likely to fluctuate in the future. The Company believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by the Company or by its competitors, and changes in the software industry in general may significantly affect the market price of the Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by the Company and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The market prices of many high technology companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the Common Stock will remain at or near its current level. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against the Company, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, financial condition and results of operation, even if the Company is successful in such suits. These market fluctuations, as well as general economic, political and market conditions such as recessions, may adversely affect the market price of the Common Stock.

                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Company is a party to litigation arising in the normal course of its business. The Company believes that such litigation, even if resolved adversely to the Company, would not have a material effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on June 25, 1998 in Alameda, California. Of the 26,074,460 shares outstanding as of the record date, 23,663,963 were present or represented by proxy at the meeting. The following matters were submitted to a vote of the security holders:

(1)     To elect the following to serve as Directors of the Company:

        Name                   For             Withheld
        ----                   ---             --------

        Jerry L. Fiddler       23,518,248      145,715
        Ronald A. Abelmann     23,518,398      145,565
        David Wilner           23,518,398      145,565
        William B. Elmore      23,518,398      145,565
        David B. Pratt         23,518,398      145,565

(2) To approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 75,000,000 to 125,000,000:

        Votes for:                              22,550,483
        Votes against:                           1,085,558
        Votes abstaining:                           27,922

(3) To approve an amendment to the Company's 1998 Equity Incentive Plan and the issuance of 1,000,000 shares of Common Stock:

        Votes for:                              18,246,218
        Votes against:                           5,372,623
        Votes abstaining:                           45,122

(4) To ratify the Company's appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending January 31, 1999:

        Votes for:                              23,631,838
        Votes against:                              10,076
        Votes abstaining:                           22,049

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        10.22     1998 Equity Incentive Plan
        10.23     Form of Option Agreement
        27.1      Financial Data Schedule

        (b) REPORTS ON FORM 8-K
        None.


No other items.


                                     SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       WIND RIVER SYSTEMS, INC.


   Date: September 14, 1998            \s\ RICHARD W. KRABER
                                       ----------------------------
                                       Richard W. Kraber
                                       Chief Financial Officer