Form 10-Q
period 1998-10-31
WIND RIVER SYSTEMS INC
filed 1998-12-15
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1998 or

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

    26,695,418 shares of Common Stock; $.001 par value as of November 30, 1998

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 1998

                                      INDEX

Part I:                     FINANCIAL INFORMATION

                              Item 1.        Financial Statements
                                             Condensed Consolidated
                                             Statements of Income for the
                                             three and nine month periods
                                             ended October 31, 1998 and 1997

                                             Condensed Consolidated Balance
                                             Sheets at October 31, 1998 and
                                             January 31, 1998

                                             Condensed Consolidated Statements
                                             of Cash Flows for the nine month
                                             periods ended October 31, 1998 and
                                             1997

                                             Notes to the Condensed Consolidated
                                             Financial Statements

                              Item 2.        Management's Discussion and
                                             Analysis of Financial Condition and
                                             Results of Operations

                              Item 3.        Quantitative and Qualitative
                                             Disclosures about Market Risk

Part II:                    OTHER INFORMATION

                            Item 1.          Legal Proceedings

                            Item 6.          Exhibits and Reports on Form 8-K

Signature

                             WIND RIVER SYSTEMS, INC.
                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                          Three months ended                Nine months ended
                                                              October 31,                      October 31,
                                                        1998             1997             1998             1997
                                                    --------------  ----------------  --------------  ---------------
Revenues:
  Products                                          $      25,096    $       16,932   $      67,587   $       46,115
  Services                                                  8,504             7,068          23,613           18,285
                                                    --------------  ----------------  --------------  ---------------
     Total revenues                                        33,600            24,000          91,200           64,400
                                                    --------------  ----------------  --------------  ---------------

Cost of revenues:
  Products                                                  2,084             1,564           6,389            4,571
  Services                                                  3,328             2,664           9,380            6,964
                                                    --------------  ----------------  --------------  ---------------
     Total cost of revenues                                 5,412             4,228          15,769           11,535
                                                    --------------  ----------------  --------------  ---------------

          Gross margin                                     28,188            19,772          75,431           52,865
                                                    --------------  ----------------  --------------  ---------------

Operating expenses:
   Selling and marketing                                   11,485             8,153          32,396           23,753
   Product development and engineering                      4,449             2,877          12,510            8,316
   General and administrative                               1,831             1,531           5,439            4,634
                                                    --------------  ----------------  --------------  ---------------
            Total operating expenses                       17,765            12,561          50,345           36,703
                                                    --------------  ----------------  --------------  ---------------

              Operating income                             10,423             7,211          25,086           16,162
                                                    --------------  ----------------  --------------  ---------------

Other income (expense):
   Interest expense                                       (2,227)           (2,017)         (6,584)          (2,060)
   Interest income and other, net                           3,455             2,947           9,984            4,696
                                                    --------------  ----------------  --------------  ---------------
            Total other income                              1,228               930           3,400            2,636
                                                    --------------  ----------------  --------------  ---------------

Income before provision for income taxes                   11,651             8,141          28,486           18,798
Provision for income taxes                                  4,486             2,931          10,955            6,768
                                                    --------------  ----------------  --------------  ---------------
                Net income                          $       7,165    $        5,210   $      17,531   $       12,030
                                                    --------------  ----------------  --------------  ---------------
                                                    --------------  ----------------  --------------  ---------------

Net income per share:
     Basic                                          $        0.27    $         0.20   $        0.67   $         0.48
     Diluted                                        $        0.25    $         0.18   $        0.62   $         0.43
Weighted average shares:
     Basic                                                 26,843            25,480          26,250           25,222
     Diluted                                               28,686            28,276          28,234           28,199

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share amount)
                                   (unaudited)

                                                                             October 31,        January 31,
                                                                                 1998              1998
                                                                            ---------------   ----------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                                  $      47,569      $     100,633
  Short-term investments                                                            11,742             61,107
  Accounts receivable, net of allowances of $1,588 and $1,460                       23,307             18,076
  Other current assets                                                               9,363              5,210
                                                                            ---------------   ----------------
          Total current assets                                                      91,981            185,026
Investments                                                                        151,384             60,329
Property and equipment, net of accumulated                                          28,953             24,496
   depreciation of $14,332  and $10,962
Other assets                                                                        12,145             15,447
Restricted cash                                                                     28,863              2,510
                                                                            ---------------   ----------------
                    Total assets                                             $     313,326      $     287,808
                                                                            ---------------   ----------------
                                                                            ---------------   ----------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $       3,010      $       3,806
  Accrued liabilities                                                               11,462              9,733
  Accrued compensation                                                               6,222              5,441
  Income taxes payable                                                               9,216              1,415
  Deferred revenue                                                                  15,802             15,027
                                                                            ---------------   ----------------
          Total current liabilities                                                 45,712             35,422
Convertible subordinated notes                                                     140,000            140,000
                                                                            ---------------   ----------------
          Total liabilities                                                        185,712            175,422
                                                                            ---------------   ----------------

Minority interest in consolidated subsidiary                                           492                400
                                                                            ---------------   ----------------

Stockholders' equity:
  Common stock, par value $.001, 125,000 shares authorized,
     27,376 and 26,166 shares issued; 26,689 and 25,689
     shares outstanding                                                                 27                 26
  Additional paid in capital                                                       109,431            101,154
  Treasury stock, 687 and 477 shares, at cost                                      (22,991)           (15,485)
  Cumulative translation adjustments                                                (1,668)            (1,700)
  Unrealized gain (loss) on investments                                             (1,571)               503
  Retained earnings                                                                 43,894             27,488
                                                                            ---------------   ----------------
          Total stockholders' equity                                               127,122            111,986
                                                                            ---------------   ----------------
                    Total liabilities and stockholders' equity               $     313,326      $     287,808
                                                                            ---------------   ----------------
                                                                            ---------------   ----------------


           The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine months ended
                                                                                             October 31,
                                                                                       1998               1997
                                                                                  ----------------   ---------------
Cash flows from operating activities:
  Net income                                                                       $       17,531     $      12,030
  Adjustments to reconcile net income to net cash
             provided by  operating activities:
    Depreciation and amortization                                                           4,848             3,306
    Unrealized loss on investments                                                         (2,074)               -
    Minority interest in consolidated subsidiary                                               92               (28)
    Change in assets and liabilities:
      Accounts receivable, net                                                             (5,108)             (273)
      Other assets                                                                         (1,606)           (4,609)
      Accounts payable                                                                       (949)            1,050
      Accrued liabilities                                                                   1,222             2,333
      Accrued compensation                                                                    681             1,143
      Income taxes payable                                                                  7,798             4,359
      Deferred revenue                                                                        775             6,978
                                                                                  ----------------   ---------------
        Net cash provided by operating activities                                          23,210            26,289
                                                                                  ----------------   ---------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                    (8,453)          (18,327)
  Purchase of investments                                                                (188,505)         (202,705)
  Sales and maturities of investments                                                     146,815            74,455
  Restricted cash                                                                         (26,353)                -
                                                                                  ----------------   ---------------
        Net cash used in investing activities                                             (76,496)         (146,577)
                                                                                  ----------------   ---------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                               7,696             2,701
  Purchase of treasury stock                                                               (7,506)           (9,864)
  Long-term debt issuance                                                                       -           134,925
                                                                                  ----------------   ---------------
       Net cash provided by financing activities                                              190           127,762
                                                                                  ----------------   ---------------
Effect of exchange rate changes on cash and cash equivalents                                   32            (1,104)
                                                                                  ----------------   ---------------
        Net increase (decrease) in cash and cash equivalents                              (53,064)            6,370
Cash and cash equivalents at beginning of period                                          100,633             9,848
                                                                                  ----------------   ---------------
Cash and cash equivalents at end of period                                         $       47,569     $      16,218
                                                                                  ----------------   ---------------
                                                                                  ----------------   ---------------



           The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 1999.

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

2.   ZINC SOFTWARE INCORPORATED ACQUISITION

In May 1998, the Company acquired Zinc Software, Inc. ("Zinc"), a privately held company that develops, markets and supports graphical application software. In connection therewith, the Company issued 226,611 shares of common stock in exchange for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests, however, as the operations of Zinc were not material to the Company's consolidated operations and financial position, the financial statements of Zinc have been recorded in the Company's consolidated financial statements as of May 1, 1998.

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

4.    CASH AND CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Restricted cash consists of the investments held as collateral under the operating lease of the Company's future headquarters and an accreting interest rate swap agreement. The Company has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported as a component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

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

Comprehensive income for the three and nine month periods ended October 31, 1998 and 1997 is as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             October 31,                      October 31,
(In thousands)                                            1998          1997              1998            1997
                                                     -------------  --------------   -------------  ---------------
Net income                                           $      7,165   $       5,210    $     17,531   $       12,030
                                                       -----------     -----------     -----------    -------------
Other comprehensive income, net of tax:

   Foreign currency translation adjustments                   (46)           (510)             20             (718)
   Unrealized gain (loss) on investments                     (404)            531          (1,348)             440
                                                       -----------     -----------     -----------    -------------
Other comprehensive income (loss)                            (450)             21          (1,328)            (278)
                                                       -----------     -----------     -----------    -------------
Total comprehensive income                           $      6,715    $      5,231    $     16,203   $       11,752
                                                       -----------     -----------     -----------    -------------
                                                       -----------     -----------     -----------    -------------

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

In accordance with FAS 128, the calculation of basic and diluted net income per share is presented below:

                                                           Three Months Ended             Nine Months Ended
                                                               October 31,                   October 31,
  (In thousands, except per share information)             1998            1997            1998         1997
                                                       ------------   -------------   ------------  ------------
  Basic computation:
     Net income                                        $     7,165    $      5,210    $    17,531   $    12,030
     Weighted-average common shares                         26,843          25,480         26,250        25,222
                                                       ------------   -------------   ------------  ------------
  Basic net income per share                           $      0.27    $       0.20    $      0.67   $      0.48
                                                       ------------   -------------   ------------  ------------

  Diluted computation:
     Net income                                        $     7,165    $      5,210    $    17,531   $    12,030
     Weighted-average common shares                         26,843          25,480         26,250        25,222
       Assumed incremental shares from:
         Stock options and warrants                          1,843           2,796          1,984         2,977
         Convertible subordinated notes                      -               -              -             -
                                                         ----------      ----------      ---------    ----------
       Dilutive potential common shares                      1,843           2,796          1,984         2,977
                                                         ----------      ----------      ---------    ----------
     Total dilutive weighted-average common shares          28,686          28,276         28,234        28,199
                                                       ------------   -------------   ------------  ------------
  Diluted net income per share                         $      0.25    $       0.18    $      0.62   $      0.43
                                                       ------------   -------------   ------------  ------------

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 1.2 million and 54,000 shares which were outstanding at October 31, 1998 and 1997, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter and the effect would be anti-dilutive. The exercise price ranges of these options were $39.69 to $47.88 and $41.56 to $46.02 at October 31, 1998 and 1997, respectively.

7.    COMMON STOCK TRANSACTIONS

The Company has repurchased approximately $2.5 million of its common stock per quarter on the open market at prevailing market prices or in negotiated transactions off the market. The Company repurchased and holds as treasury stock 68,500 shares, 79,300 shares and 63,000 shares of common stock in the first, second and third quarters of fiscal year 1999, respectively, at an aggregate cost of $7.5 million.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company believes that the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending January 31, 2000.

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

9.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward exchange contracts (forward contracts) to manage exposure related to certain foreign currency transactions. The Company does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of a reporting period are marked-to-market, with unrealized gains and losses included in net income as a component of other income (expense). The Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting exisiting forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At October 31, 1998, the Company had outstanding forward contracts with notional amounts totaling approximately $1.9 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency transaction exposures in the Japanese yen. The estimated fair value at October 31, 1998 was negligible.

10.   LEGAL PROCEEDINGS

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

                            WIND RIVER SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, as well as in other of the Company's Securities and Exchange Commission filings. The following discussions should be read in conjunction with the unaudited consolidated financial statements and notes included elsewhere herein.

In May 1998, the Company acquired Zinc Software, Inc. ("Zinc"), a privately held company that develops, markets and supports graphical application software. In connection therewith, the Company issued 226,611 shares of common stock in exchange for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests, however, as the operations of Zinc were not material to the Company's consolidated operations and financial position, the financial statements of Zinc have been recorded in the Company's consolidated financial statements as of May 1, 1998.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three and nine months ended October 31, 1998 were $33.6 million and $91.2 million, respectively, compared to $24 million and $64.4 million for the same periods in fiscal 1998. The increase in revenues of 40% and 42% for the three and nine month periods ended October 31, 1998, respectively, is due to increases in both the Company's product revenue and services revenues.

Revenue from the sale of products increased 48% and 47% to $25.1 million and $67.6 million for the three and nine months ended October 31, 1998, compared to $16.9 million and $46.1 million for the same periods in fiscal 1998. Product revenues primarily consist of development license fees and run-time license fees. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's product. The increase in product revenues was due primarily to the continued acceptance of the Company's products and increased run-time license revenues.

Service revenues increased 20% and 29% to $8.5 million and $23.6 million for the three and nine months ended October 31, 1998, compared to $7.1 million and $18.3 million for the same periods in the prior fiscal year. The increases were primarily due to an increase in maintenance support agreements and training resulting from the increase in the Company's installed base of Tornado-TM-software development environment and software applications provided to customers.

Total revenues from international sales for the three and nine months ended October 31, 1998 were $10.5 million and $28.9 million, compared to $5.8 million and $18.5 million for the same periods in the prior fiscal year. The increases of 80% and 56% for the three and nine month periods ended October 31, 1998 were primarily due to increased sales in Japan and Europe. International revenues accounted for 31% and 32% of total revenues for the three and nine month periods ended October 31, 1998, compared to 24% and 29% for the same periods in the prior fiscal year. The Company expects international sales to continue to represent a significant portion of net product revenues, although the percentage may fluctuate from period to period. The Company's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. The Company actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on the Company's results of operations. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent months, economic uncertainty and related weakening of foreign currencies, particularly the Japanese yen, against the dollar, has occurred. As a result, the Company's future sales in this region may be adversely affected which could have a material adverse effect on the Company's business, results of operations and financial condition. Revenues from Asia Pacific sources including Japan represented 47% and 46% of international revenues for the three and nine months ended October 31, 1998, compared to 41% and 39% for the same periods in the prior fiscal year. (See "Additional Risk Factors that may affect Future Results of Operations: Risks Associated with International Operations").

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues decreased to 16% and 17% for the three and nine month periods ended October 31, 1998, from 18% for both corresponding periods in fiscal 1998. Product-related cost of sales as a percentage of product revenues decreased to 8% and 9% for the three and nine month periods ended October 31, 1998, respectively, from 9% and 10% for the corresponding periods of the prior fiscal year. Product-related costs consist primarily of product media, documentation and packaging. The decrease in product costs as a percentage of total revenues is attributable to the increase in run-time royalties.

Service related cost of revenues as a percentage of service revenues was 39% and 40% for the three and nine month periods of fiscal 1999, compared to 38% for both the same periods in fiscal 1998. Service related costs consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to investment in developing new services offerings and the addition of service professionals, and is expected to continue. The Company expects that customer support costs will increase in absolute dollars as the Company continues to increase customer support staff and customer support capabilities.

OPERATING EXPENSES

Selling and marketing expenses were $11.5 million and $32.4 million for the three and nine months ended October 31, 1998, compared to $8.2 million and $23.8 million for the same periods in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 34% and 36% for the three and nine months ended October 31, 1998 compared to 34% and 37% for the corresponding periods in the prior fiscal year. The increase in absolute dollars resulted primarily from the growth of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs. The Company expects that sales and marketing expenses will increase in absolute dollars as the Company continues to expand its sales and marketing staff.

Product development and engineering expenses were $4.4 million and $12.5 million for the three and nine months ended October 31, 1998 or 13% and 14% of total revenues for each period, compared to $2.9 million and $8.3 million or 12% and 13% of total revenue, respectively for the same periods in the prior fiscal year. The dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance the Company's product line. The Company believes that product development and engineering expenses will increase in absolute dollars as it continues to invest in developing new products, applications and product enhancements.

General and administrative expenses were $1.8 million and $5.4 million or 5% and 6% of total revenues for the three and nine month periods ended October 31, 1998, compared to $1.5 million and $4.6 million or 6% and 7% of total revenues for the corresponding periods in the prior fiscal year. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. The Company believes that general and administrative expenses will increase in absolute dollars as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSES

Interest expense was $2.2 million and $6.6 million for the three and nine month period ended October 31, 1998 compared to $2.0 million for the same periods in the prior fiscal year. The increase in interest expense for the nine month period is primarily related to the interest paid on the 5.0% Convertible Subordinated Notes, due in 2002 (the "Notes") and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

Interest income and other, net was $3.5 million and $10.0 million for the three and nine month periods ended October 31, 1998 compared to $2.9 million and $4.7 million for the same periods in the prior fiscal year. The increase of $600,000 and $5.3 million for the three and nine months, respectively, is primarily due to higher average cash and cash equivalent and investment balances and to the transition of the Company's investment portfolio from tax-free investments to taxable investments.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and nine month periods ended October 31, 1998 was 38.5% compared to 36% for the same periods in the prior fiscal year. The increase in the effective tax rate between the third quarters of fiscal 1999 and 1998 was primarily due to the transition of the Company's investment portfolio from tax-free investments to taxable investments. The provision for income taxes is an estimate based on the Company's anticipated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had working capital of approximately $46 million and cash and investments of approximately $211 million, which include investments with maturities of greater than one year of $151 million. The increase in long term investments of $91 million from January 31, 1998 is primarily due to the transfer of funds held as cash equivalents or short term investments as of January 31, 1998 to longer term securities.

Net cash provided by operating activities was $23.2 million in the first nine months of fiscal 1999. In the first nine months of fiscal 1999, net income, depreciation and amortization, and changes in accrued liabilities and income taxes payable were partially offset by the changes in accounts receivable, other assets, and unrealized loss on investments and accounts payable.

Net cash used in investing activities in the first nine months of fiscal 1999 totaled $76.5 million. In the first nine months of fiscal 1999, uses of cash relating to the acquisition of equipment, purchases of investments and purchases of investments held as collateral for the operating lease and an accreting interest rate swap agreements were partially offset by cash provided from the sales of investments. As the Company transitioned its investment portfolio from short-term to long-term investments, its long-term investments increased by $91 million. Restricted cash increased primarily due to the increased collateral funding for the operating lease of the Company's future headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term securities.

Net cash provided by financing activities in the first nine months of fiscal year 1999 totaled $190,000. In the first nine months of fiscal 1999, cash provided by the issuance of common stock from employee stock option exercises was offset by cash used in the repurchase of treasury stock. During the nine months ended October 31, 1998, the Company repurchased and holds as treasury stock 210,800 shares of common stock at a cost of approximately $7.5 million.

In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on the land the Company purchased in Alameda, California. As of October 31, 1998, the lessor has funded a total of $26.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction and will vary based on the total construction costs of the property, including capitalized interest, and the London interbank offering rate ("LIBOR").

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

Construction of the new headquarters building is currently expected to be completed in the first quarter of fiscal year 2000. In connection with the lease, the Company is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If the Company terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides the Company with the option at the end of the lease of either acquiring the building at the lessor's original cost or arranging for the building to be acquired. The Company has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. The Company is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, the Company must maintain compliance with certain financial covenants. As of October 31, 1998, the Company was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on the Company's financial condition or results of operations.

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

 "YEAR 2000" ISSUES

Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than thirteen months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company has conducted Year 2000 compliance reviews for current versions of the Company's products. The review includes assessment, implementation, validation testing and contingency planning. The Company continues to respond to customer concerns about prior versions of the Company's products on a case-by-case basis. For certain older versions of the Company's products which may not be Year 2000 compliant, the Company is providing a patch to bring the product into compliance. With respect to certain third party products in the Company's product offerings that may not be Year 2000 compliant, the Company is working with software vendors to bring the products into compliance. Although the Company believes its most current releases of its products will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000 and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance as such products on or before December 31, 1999 (collectively "Year 2000 Compliance"), the Company provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of the Company's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on the Company's business, financial condition and results of operation. The majority of the Company's products are combined by its customers with other software programs or hardware devices not provided by the Company. Such combination with other products that are not Year 2000 Compliant or modifications of the Company's products by its customers may introduce Year 2000 Compliance issues for its customers. The Company's customers' inability to remedy their own Year 2000 Compliance issues could affect their demand for the Company's products, which may have a material adverse effect on the Company's business, financial condition and results of operations.

To address Year 2000 issues, the Company has initiated a program designed to address the most critical Year 2000 items that would affect the Company's products, its worldwide business systems, and the operations of the following functions: research and development, finance, sales and marketing, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel.

The Company has tested software obtained from third parties that is incorporated into the Company's products, and seeks assurances from vendors that licensed software is Year 2000 Compliant. Despite testing by the Company, current customers and potential customers, and assurances from developers of products incorporated into the Company's products, such products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's products or third party products may result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs. The occurrence of any of the foregoing could materially adversely affect the Company's business, financial condition and results of operations.

The Company is also creating a plan to work with critical suppliers to determine that such suppliers' operations and the products and services they provide the Company are Year 2000 capable or to monitor their progress towards Year 2000 capability. The Company does not currently have information concerning the Year 2000

Compliance status of its outside vendors or customers. Project plans are being developed and will include the process of identifying and prioritizing critical suppliers and customers at the direct interface level and communicating with them about their plans and progress in addressing Year 2000 issues. The Company expects to complete the process in the second quarter of calendar 1999. As is the case with other software companies, if its current or future outside customers or suppliers fail to achieve Year 2000 Compliance or if they divert technology expenditures to address their own Year 2000 Compliance problems, the Company's business, financial condition or results of operations, could be materially adversely affected.

The Company has initiated an assessment of material internal systems. In 1997, the Company commenced a worldwide financial business systems replacement project that uses software primarily from Oracle. The new systems are targeted at bringing the Company's business computer systems into Year 2000 Compliance. The Company anticipates its financial system will be operational in the third quarter of 1999. In January 1998 the Company initiated an analysis of the condition of Year 2000 readiness for the programs it uses for internal development. The Company will modify or replace programs that were determined not to be Year 2000 compliant. The Company believes the software and hardware it uses internally or will have installed for internal use will comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, the Company provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, operating results or financial condition.

The Company has funded its Year 2000 compliance review from operating cash flows and, except for its new financial reporting system, has not separately accounted for these costs in the past. The Company will incur additional amounts related to the Year 2000 Compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. The Company will incur costs of approximately $3.5 million to implement its financial reporting system. The Company's Year 2000 budget will be modified as necessary to address correction of any additional systems identified to be non-compliant. However, management does not anticipate that the Company will incur other significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant.

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. The Company expects to complete its contingency plans by the first quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

The Company's ability to achieve Year 2000 Compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify propriety software, and unanticipated problems identified in the ongoing compliance review. Such failures could have a material adverse affect on the Company's business, financial condition and results of operations.

EURO CURRENCY

On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, noncash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002 the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market and reviewing whether certain existing contracts will need to be modified. The Company has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange or will result in any material increase in costs to the Company. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance is not available. The Company will continue to evaluate issues involving introduction of the Euro. Based on current information and the Company's current assessment, it does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

FLUCTUATIONS IN OPERATING RESULTS

The Company has experienced from time to time significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will occur in the future. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the timing and acceptance of new products and product enhancements by the Company or its competitors, unanticipated sales and buyouts of run-time licenses, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by the Company's customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of the Company may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative and competitive products. In addition, the Company generally does not enter into long-term agreements with its customers, and the timing of license fees is difficult to predict. The procurement process of the Company's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of the Company's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for the Company's product will not lengthen. Product revenue in any quarter depends primarily on the volume and timing of orders received in that quarter. The Company has at times recognized a substantial portion of its total revenue from sales booked and shipped in the latter part of the quarter; thus, the magnitude of quarterly fluctuations may not become evident until late in a particular quarter. Because the Company's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of the Company's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in the Company's operating results from quarter to quarter. Revenues also are typically higher in the fourth quarter,which ends on January 31, than in other quarters of the fiscal yearprimarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. These trends are expected to continue.

Because the software industry is intensely competitive, software vendors have from time to time experienced price erosion of their products. As is typical in the software industry, the Company's fixed costs as a percentage of revenues are high, and significant price erosion could have a material adverse effect on the Company's revenues and operating results. A number of additional factors may in the future cause the Company's revenues and operating results to vary significantly from period to period. These factors include: software "bugs" or other product quality problems including Year 2000 Compliance issues, changes in operating expenses; changes in Company strategy; personnel changes; foreign currency exchange rates; and mix of products sold. Although the Company has been profitable for the last several years on an annual basis, there can be no assurance that the Company will be able to continue its growth in revenue or sustain its profitability on a quarterly or annual basis. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Common Stock could be materially and adversely affected.

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado-TM- and VxWorks-Registered Trademark-family of products and services accounted for a significant majority of the Company's revenues in each of the fiscal years ended January 31, 1998, 1997 and 1996 and the nine months ended October 31, 1998. The Company's future results depend heavily on continued market acceptance of these products in the Company's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado and VxWorks family of products and services could have a material adverse affect on the Company's business, financial condition and results of operations. The Company typically charges a one-time fee for a development license and a run-time license fee for each copy of the Company's operating system embedded in the customer's products. A key component of the Company's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the Company's successful negotiation of run-time license agreements and on the successful commercialization by the Company's customers of the underlying products. To the extent that such customers are not successful, the Company may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

COMPETITION

The embedded real-time software industry is highly competitive and is characterized by rapidly advancing technology. Therefore, the Company's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, competitive prices, a quicker response or a combination of these factors. There can be no assurance that the Company will be able to effectively compete in each of these areas, and any failure to compete in the embedded real-time software market would have a material adverse effect on the Company's business, financial condition and results of operations. In order to maintain or improve its position in the industry, the Company must continue to enhance its current products and rapidly develop new products and product extensions. The Company believes that its principal competition comes from companies that develop real-time embedded software development systems in-house rather than purchasing such systems from independent software vendors such as the Company, and the Company is thus subject to the customers' "develop versus buy" decisions in addition to the factors set forth above. Many of these organizations have substantial internal programming resources with the capability to develop specific products for their needs. The Company also competes with other independent software vendors, including Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/Ready Systems), Microware Systems Corporation, and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of the Company's products. Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. Furthermore, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, the Company is aware of ongoing efforts by competitors to emulate the performance and features of the Company's products, and there can be no assurance that competitors will not develop equivalent or superior technology to that of the Company. Because a substantial percentage of the Company's revenues has been derived from sales of the Tornado and VxWorks family of products and services, the effects of competition could be more adverse than would be the case if the Company had a broader product offering. In addition, competitive pressures could cause the Company to reduce the prices of its products and services, which would result in reduced profit margins. There can be no assurance that the Company will be able to compete effectively against its current and future competitors. If the Company is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

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

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL

The Company has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operations and financial systems and the geographic area of its operations. The Company's continued success will depend significantly on its ability to integrate new operations and new personnel. The Company's ability to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force efficiently. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company anticipates the need to relocate its management, product development, marketing, sales, customer support and operations functions to a new facility within the next year. During fiscal 1998, the Company purchased real property in the City of Alameda, California for $11.4 million. In fiscal 1998, the Company entered into an operating lease agreement for its new headquarters facility being constructed on such property. As of October 31, 1998, the lessor has funded a total of $26.5 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction. The property is being developed to construct the Company's new headquarters facility. There can be no assurance that any such relocation will be accomplished efficiently, or that the Company's operations will not be materially and adversely affected by such relocation.
The Company's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined the Company only recently. In addition, the Company believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco
Bay Area, where the Company is headquartered, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The failure of the Company to attract, integrate and retain the necessary personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

During the nine month period ended October 31, 1998 and the fiscal year ended January 31, 1998, the Company derived approximately 32% and 29%, respectively, of its total revenue from sales outside of North America. The Company expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. The Company also expects to make substantial investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in the Company's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences including restrictions on repatriation of earnings; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. There can be no assurance that such factors will not have a material adverse effect on the Company's international sales and consequently, the Company's business, operating results and financial condition. Sales by the Company's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. Although the Company attempts to reduce the impact of foreign currency fluctuations, there can be no assurance that the Company's future results of operations will not be adversely affected by currency fluctuations. The Company enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. A portion of the Company's international revenues are derived from the Asia Pacific region including Japan. In recent months, economic uncertainty and related weakening of foreign currencies, particularly the

Japanese yen, against the dollar, has occurred. As a result, the Company's future sales in this region may be adversely affected, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support the Company's products and, in some cases, to translate them into foreign languages. The Company's international distributors generally offer products of several different companies, including in some cases products that are competitive with the Company's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that the Company's international distributors will continue to purchase the Company's products or provide them with adequate levels of support. Any changes in the relationships the Company has with its international distributors may have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, the Company has recently completed the acquisitions of Objective Software Technology, Ltd. and Zinc Software Incorporated, has acquired equity interests in Emultek, Ltd., 3Soft GmbH, and XACT, Inc. and has also licensed certain technologies from Network Computer, Inc. The Company expects to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses and technologies including, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability to integrate acquired technologies into new and existing products, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, debt, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

IMPACT OF THE YEAR 2000

As discussed above, many older computer software programs use two digits in their date fields, identifying years by the last two digits only. Such programs may interpret the year 2000 as 1900 instead, causing such systems to fail after 1999. Although the Company believes its products will not have such date-related failures, it has not yet performed the testing and analysis necessary to permit identification and correction of Year 2000 issues in its internal computer and information systems and office equipment. There can be no assurance that the Company will be able to identify and correct any such problems successfully and in the requisite time frame. Year 2000 issues also could affect the Company's suppliers and customers. Unresolved Year 2000 issues within the Company, its significant suppliers or customers could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
         3.1                   Certificate of Incorporation, as amended to date
         27.1                  Financial Data Schedule


         (B) REPORTS ON FORM 8-K
         None.

No other items.


                                  SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                      WIND RIVER SYSTEMS, INC.

     Date:    December 15, 1998       \S\ RICHARD W. KRABER
                                      -----------------------------
                                      Richard W. Kraber
                                      Vice President and Chief Financial Officer