Form 10-K405
period 1999-01-31
WIND RIVER SYSTEMS INC
filed 1999-04-27
CIK 833829

                            ANNUAL REPORT AND FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended January 31, 1999
                                         OR
              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file number 0-21342

                              WIND RIVER SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

               Delaware                              94-2873391
     (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)            Identification Number)

                   500 Wind River Way, Alameda, California 94501
                                   (510) 748-4100
                      (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 15, 1999 was $483,944,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Number of shares of Common Stock outstanding as of April 15, 1999: 41,756,000

                        DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on June 24, 1999 are incorporated by reference into Part III of this Form 10-K.

                                 TABLE OF CONTENTS

--------------------------------------------------------------------------------
Part I    Item 1.   Business                                              3

          Item 2.   Properties                                           17

          Item 3.   Legal Proceedings                                    17

          Item 4.   Submission of Matters to a Vote of Security Holders  17

          Item 4A.  Executive Officers of the Registrant                 18

--------------------------------------------------------------------------------
Part II   Item 5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters                          19

          Item 6.   Selected Consolidated Financial Data                 20

          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        20

          Item 7A.  Quantitative and Qualitative Disclosures about
                    Market Risk                                          32

          Item 8.   Financial Statements and Supplementary Data          34

          Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure               34

--------------------------------------------------------------------------------
Part III  Item 10.  Directors and Executive Officers of the Registrant   53

          Item 11.  Executive Compensation                               53

          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management                                       53

          Item 13.  Certain Relationships and Related Transactions       53

--------------------------------------------------------------------------------
Part IV   Item 14.  Exhibits, Financial Statement Schedules, and

                    Reports on Form 8-K                                  54

                    Signatures                                           57


                                       PART I

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others discussed below and under the captions "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

ITEM 1.


BUSINESS

Wind River Systems, Inc. ("Wind River") develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably, and reliably. Some examples of embedded computers are telecommunications products such as PBXs, routers, central office switches, and call processing systems; office products such as fax machines, laser printers, and photocopiers; vehicle anti-lock brakes and navigation systems; consumer products such as digital cameras, camcorders, video games, and set-top boxes; medical instrumentation and imaging systems; industrial automation equipment such as robots and process control equipment; and aerospace products used for projects such as NASA's on-going missions to Mars. Wind River's flagship product, TORNADO-TM-, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs, and shorten product development cycles.

Wind River markets its products and services in North America and Europe primarily through its own direct sales organization, which consists of salespersons and field engineers. Wind River has eighteen licensed international distributors principally to serve customers in regions not serviced by its direct sales force or its Japanese master distributors. Wind River's customers include Boeing Company, Cisco Systems, Inc., Ericsson Radio Systems AB, General Motors Corporation, Hewlett-Packard Company, Hitachi, Ltd., Hughes Aircraft Company, Lucent Technologies Inc., Intel Corporation, Lockheed-Martin Corporation, McDonnell Douglas Corporation, Mitsubishi Electric Corporation, Motorola, Inc., Network Computer, Inc., Nippon Electric Corporation, Northern Telecom Ltd., Raytheon Company, Siemens AG, Sun Microsystems, Inc., and TRW Inc.

Wind River is an ISO 9001 certified company. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Its principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and its telephone number at that location is (510) 748-4100.

BACKGROUND

Embedded systems consist of a microprocessor and related software incorporated into a larger device, dedicated to performing a specific set of tasks. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and have decreased in price, embedded systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new products. In addition, emerging Embedded Internet-Registered Trademark- applications for interactive entertainment, network computers, remote maintenance, and other areas may offer significant additional opportunities for embedded systems.

To succeed in today's increasingly competitive markets, manufacturers using embedded computers must bring complex applications for embedded systems to market rapidly and economically. Developing real-time embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. In addition, the complexity of embedded software is increasing dramatically, while the time available for product development is decreasing. More sophisticated development tools are required to develop these more complex applications, frequently including a real-time operating system ("RTOS") that provides developers far more features, higher performance and greater productivity than that necessary or feasible for programming prior generations of microprocessors. Wind River's flexible operating systems and powerful development tools allow customers to create and standardize complex real-time embedded software applications quickly and efficiently.

As real-time embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time-to-market, conformance to standards, and product reliability have become critical issues for companies developing real-time embedded applications.

PRODUCTS

Wind River's operating systems and development tools allow customers to create complex real-time embedded software applications more quickly, more economically and with less risk than creating such applications using internally developed systems and tools. Wind River typically charges a one-time fee for a development license and a run-time license fee for each copy of its operating system embedded in the customer's product. A key component of Wind River's strategy is to significantly increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on Wind River's successful negotiation of run-time license agreements and on the successful commercialization by its customers of the underlying products.

TORNADO

TORNADO is a development environment for embedded applications and is available for UNIX, Windows NT, Windows 95, and Windows 98 development platforms. TORNADO was introduced in September 1995 and subsequently won the Electronic Design News award for Innovation of the Year. In November 1998, Wind River introduced TORNADO II. TORNADO II provides significant technical advances for accelerated productivity, advanced networking connectivity, and a platform for HTML, Java, and C++ graphics development.

TORNADO is a scalable cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communications channel to an RTOS that runs on all significant 32- and 64- bit embedded target microprocessors.

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

A set of application program interfaces ("APIs") is available and published on the Internet for reference, from the graphical user interface ("GUI") to the connection implementation. Wind River believes that this open environment may make TORNADO the development foundation of choice for embedded and real-time applications.

VXWORKS-Registered Trademark- is a high-performance, scalable RTOS based on an object-oriented microkernel architecture that can form the foundation for memory-constrained applications as small as 20 kilobytes or support large, complex applications. The run-time system offers over 1,100 utility routines such as buffer and list management for accelerating application development. VXWORKS provides broad portability over a wide variety of commercial processors and custom target hardware boards and adheres to a variety of computing standards, including POSIX 1003.1/1b, ANSI C, and TCP/IP.

For communications between the development platform and the embedded target, TORNADO provides a variety of options, including Ethernet, serial line, in-circuit emulator, ROM emulator, or custom backend. TORNADO eliminates many of the dependencies of a traditional cross-development environment. With TORNADO, developers can use any host-target communications and the capabilities of the toolset remain the same regardless of target processor resources.

GRAPHICS PORTFOLIO

Wind River's comprehensive portfolio of graphics solutions makes it possible to incorporate graphical user interfaces and to render, or display, rich graphical content on traditional embedded devices and leading-edge information appliances. Examples of products employing Wind River's graphics solutions include process visualization terminals, front panels for digital imaging devices, instrumentation and medical equipment, point-of-sale terminals and information kiosks, as well as graphics and Internet-centric devices such as screen phones, television set-top boxes, and car navigation systems. The graphics portfolio addresses the diverse graphics requirements of embedded computers with four core, standards-based solutions: PERSONAL JWORKS-TM- (Wind River's port of Sun Microsystems' PersonalJava specification), Wind River's version of NCI's eNavigator-TM- (ENAVIGATOR), HTMLWORKS-TM-, and ZINC-Registered Trademark- FOR VXWORKS.

TORNADO FOR INTELLIGENT I/O

A consortium of leading enterprise computing vendors has proposed an architecture, known as an I2O, to define and promote an open, standard set of interface specifications for high-performance I/O subsystems. These specifications will be used to simplify the task of building and maintaining those subsystems for interface cards and PC server platforms. The I2O specification makes it possible for systems to distribute I/O functions across multiple processors, dramatically improving I/O and overall system performance. Additionally, the specification allows vendors of network and peripheral interface cards to write a single device driver that will be compatible with a comprehensive range of operating systems, OS releases, and vendor OS implementations. Wind River has entered into agreements with Intel Corporation, certain division of Digital Equipment Corporation (now part of Intel) and Symbios Logic, Inc. (now part of LSI Logic), under which such companies will bundle Wind River's IXWORKS-Registered Trademark- operating system into their respective input/output platforms ("IOPs"). IxWorks, Wind River's I2O real-time operating system ("IRTOS") based on VXWORKS, is a component of Wind River's TORNADO FOR INTELLIGENT I/O products and facilitates the development of I2O-capable products by ensuring ongoing I2O compliance. It also permits companies to get their products to market faster by offering immediate availability of the IRTOS, the most significant software building block of an I2O-ready system. A license for IXWORKS may be included with IOPs shipped. This arrangement permits manufacturers to develop their products quickly, since IXWORKS is available immediately. Wind River believes that its relationships with Intel and LSI Logic for the implementation of the I2O specification may open up a new market opportunity for its products.

EMBEDDED INTERNET MARKET INITIATIVE

Wind River's TORNADO FOR EMBEDDED INTERNET-Registered Trademark- product suite is a fully integrated package for bringing the advantages of the Internet to embedded computers such as smart phones, TV set-top boxes, network computers, networked printers, cable modems, and switches. With the introduction of TORNADO FOR EMBEDDED INTERNET components, Wind River has provided a common technology to build and deploy products throughout the Internet, including its infrastructure, servers, and smart appliances. Wind River believes there may be opportunities to increase the market size and scope for its products, which incorporate, for example, server technology for posting information to the Internet or corporate intranets, browsers for viewing information on the World Wide Web, and "Java compliant" products for developing "write once, run anywhere" applications. Wind River's EMBEDDED INTERNET product suite includes PERSONAL JWORKS (based on Sun Microsystems' PersonalJava specification), and WIND WEB SERVER.

TORNADO FOR MANAGED SWITCHES SOLUTION

Wind River's TORNADO FOR MANAGED SWITCHES product provides a complete software solution for data networking equipment, providing manufacturers all the ingredients necessary to build management capabilities into layer 2 and layer 3 Ethernet switches. Developed in cooperation with Xact, Inc., a Texas corporation, TORNADO FOR MANAGED SWITCHES extends the TORNADO development environment with three separate packages of software components, each tailored for a different class of data networking equipment.

ADDITIONAL PRODUCTS

In addition to the preceding core products, Wind River offers the following:

VXWORKS OPTIONS. VXWORKS options include the VXVMI-TM- virtual memory interface and the VXMP-TM- multiprocessing package. The VXVMI virtual memory interface provides run-time memory management and debugging facilities and an application program interface standardized across different microprocessing architectures. The VXMP multiprocessing package allows applications to be scaled beyond the performance of single microprocessors by allowing tasks on different microprocessors to synchronize and communicate.

WINDNET. WINDNET-TM- is Wind River's networking environment, comprising both core technology from Wind River such as TCP/IP and optional products such as SNMP, STREAMS, and OSPF, and numerous integrated products from third-party partners providing various communications protocols, as well as network management, and distributed computing solutions.

CODETEST FOR TORNADO. CODETEST FOR TORNADO is a software-only version of Applied Microsystems' CodeTEST family of embedded software verification tools. CODETEST FOR TORNADO enables developers to identify software errors easily, reliably, and cost effectively, and thus improve the quality of their C/C++ code.

LOOK! FOR TORNADO. LOOK! FOR TORNADO is a C++ visualization and debugging tool designed to graphically explore a C++ program as it executes.

STETHOSCOPE. STETHOSCOPE is a real-time data visualization, profiling and debugging tool that lets the end user examine and analyze an embedded application while it is running. STETHOSCOPE features a multi-window environment that allows program variables to be plotted dynamically on a workstation.

VXSIM EMBEDDED SYSTEM SIMULATOR. VXSIM-TM- is a comprehensive prototyping and simulation tool that provides full VXWORKS simulation on a UNIX or Windows NT workstation. VXSIM enables application development to begin before hardware becomes available and allows software testing to occur early in the development cycle, when errors are less costly to correct.

WINDVIEW. WINDVIEW-TM- is a diagnostic and analysis tool that provides detailed visibility into the dynamic operation of an embedded system. With WindView, the user can quickly and easily visualize the complicated interaction among tasks and interrupt service routines and system objects in an application. This information is presented through a GUI.

TORNADO FOR JAVA. Tornado for Java implements the full Java application environment (JAE) on VxWorks. Tornado for Java enables Java applets and applications to be executed as easily as C, C++, Ada, FORTRAN, or assembly language applications. Any Java applet may be loaded from a network or from local disk or ROM. Tornado for Java also provides the HotJava browser and Applet Viewer.

PERSONAL JWORKS PERSONAL JWORKS represents the first RTOS port of PersonalJava - a Java application environment targeted at personal consumer devices -- to be certified for full compatibility. PERSONAL JWORKS brings all the advantages of Java - cross-platform compatibility, Internet-readiness, security - to the embedded world, specifically addressing the requirements of consumer-oriented devices. With PERSONAL JWORKS , OEMs can readily define unique, "designer brand" GUIs for memory-constrained network-connectable consumer applications such as PDAs, Internet phones, and handheld devices, set-top boxes, game consoles, car navigation systems, and smart phones.

HTMLWORKS. HTMLWORKS -- part of Wind River's graphics portfolio -- comprises a set of HTML and JavaScript components for VXWORKS, and a reference user interface (UI) that enables developers to build and deploy more complex, interactive UIs for embedded devices that are connected to a network but do not perform general Web browsing. Together with TORNADO and VXWORKS, HTMLWORKS provides an economical solution for building GUIs with highly customized user interfaces on products such as process visualization terminals, networked office equipment, and point-of-sale terminals.

eNAVIGATOR. Wind River's version of NCI's eNavigator (ENAVIGATOR ) is a World Wide Web browser toolkit for information appliances, kiosks, and handheld devices that require a state-of-the-art Web browser for retrieving and displaying information.

ZINC FOR VXWORKS. ZINC FOR VXWORKS is a comprehensive tool suite for developing small-footprint, natively compiled GUIs for performance-driven embedded devices. ZINC FOR VXWORKS provides a complete, object-oriented C++ API for the creation of graphical user interfaces and event-driven applications. ZINC FOR VXWORKS can easily be scaled and configured to meet the exact GUI requirements of a given application.

WIND WEB SERVER. WIND WEB SERVER turns embedded devices into Web servers that can provide a powerful interface to the Internet or to a corporate intranet. It displays timely, dynamic information on an embedded device running VXWORKS by means of a standard Web browser.

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

TRUEFFS FOR TORNADO. TRUEFFS FOR TORNADO is an integrated flash file system for embedded products built with TORNADO. TRUEFFS FOR TORNADO makes it possible for embedded systems developers to implement rugged, reliable, solid-state storage using a wide variety of embedded flash memory devices. TRUEFFS FOR TORNADO is based on the data format of M-Systems Flash Disk Pioneers' TrueFFS patented core technology, which implements the PCMCIA Flash Translation Layer (FTL) standard.

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

SERVICES AND SUPPORT

Wind River provides comprehensive customer service and support to help customers realize the most benefit from its products.

TRAINING CLASSES. Wind River offers several training courses and workshops relating to the use of its products. The courses are provided several times each month at Wind River's training facilities in Alameda, California. In February 1999, Wind River began offering training classes in the Washington, D.C. area. Outside North America, the courses are given under license from Wind River by distributors and training contractors. Training courses can also be provided at a customer site.

TECHNICAL SUPPORT. Wind River's technical support staff assists customers with problems and questions in the installation and use of Wind River's products. Technical support is provided by Wind River's staff of support engineers in North America, by staff support engineers and /or local distributors in Europe and by Wind River's Japanese subsidiary. Technical support is bundled with product updates and maintenance and is offered on an annual fee basis. Wind River's TORNADO includes a tool for submitting problem reports and receiving responses via the Internet.

ENGINEERING SERVICES. A number of services are provided on a fee-for-service basis, including BSP validation, application-level consulting, customization, and porting to strategic semiconductor architectures. These are coordinated and performed by the Engineering Services Group in North America and Japan, though they may on occasion be supported by the Engineering Group or outside subcontractors in North America and Europe.

CONSULTING SERVICES. Wind River offers consulting services to develop applications for embedded devices. When developers of software content require outside development expertise, Wind River's consulting professionals help these developers by assisting or performing their software development. Wind River offers consulting services in areas such as BSP and device driver development, networking and graphics.

STRATEGIC ALLIANCES

Wind River believes that strategic relationships with semiconductor manufacturers and embedded device manufacturers are significant strengths that are key to its future success in the embedded systems marketplace. Wind River has strategic relationships with most of the major semiconductor companies including Advanced RISC Machines Limited, Fujitsu Limited, Hitachi, Ltd, Intel Corporation, MIPS Technologies, Inc., Mitsubishi Electric Corporation, Motorola, Inc., NEC Corporation, ST Microelectronics, Siemens AG and Sun Microsystems, Inc. Wind River has ported its VxWorks technology to their semiconductors, allowing Wind River to leverage its partners' sales channels to give its products broad market exposure. Wind River also enters into joint marketing and sales agreements with certain developers of third-party applications as a means to enhance its products with industry-specific features. In addition, Intel and Wind River have a strategic relationship pursuant to which Intel supplies an evaluation copy of TORNADO FOR INTELLIGENT I/O to each customer purchasing an Intel i960Rx I/O microprocessor and a license for IXWORKS for each such microprocessor sold. Wind River also has developed strategic relationships with Network Computer, Inc. and Sun Microsystems for Embedded Internet applications ranging from network computers to hand-held and intelligent phones.

CUSTOMERS

Wind River's products have been deployed by a broad range of organizations, including companies in the following industries: global communications (both data and voice), digital imaging, consumer electronics, computers and peripherals, medical instrumentation, defense electronics and aerospace, research, automotive control, and industrial measurement and control. No single customer accounted for more than 10% of Wind River's total revenues in fiscal 1999.

MARKETING, SALES AND DISTRIBUTION

In North America and Europe, Wind River markets its products and services primarily through its own direct sales organization, which consists of salespersons and field application engineers. Wind River's sales force presents Wind River and its products for licensing to prospective customers, while application engineers provide technical pre-sale and post-sales support. As part of the sales cycle, Wind River's direct sales force generally provides technical presentations, product demonstrations and, often an on-site customer evaluation of Wind River software. As of January 31, 1999, Wind River had 111 domestic direct salespersons and field application engineers located throughout North America, 40 direct salespersons and field application engineers throughout Europe and 10 sales and marketing employees in Japan.

Wind River distributes its products in Japan through Wind River Systems, K.K.("WRSKK"), a subsidiary in which it owns a 70% equity interest. Innotech Corporation, Kobe Steel Ltd. and Nissin Electric Ltd., each owns a 10% equity interest. Wind River has licensed its products exclusively to WRSKK for distribution in Japan. WRSKK has in turn entered into master distributor agreements with its three joint venture partners that provide the right to appoint sub-distributors. See Note 13 of Notes to Consolidated Financial Statements.

Wind River has licensed eighteen international distributors, principally to serve customers in regions not serviced by Wind River's direct sales force or its Japanese master distributors. Wind River also has established strategic relationships with computer, semiconductor and software vendors and works closely with a number of system integrators worldwide that enable Wind River to further broaden the geographic and market scope for its products.

Revenues from international sales represented $41.6 million, $26.9 million, and $22.1 million or approximately 32%, 29% and 34% of total revenue in fiscal 1999, 1998 and 1997, respectively. See Note 14 of Notes to Consolidated Financial Statements for a summary of operations by geographic region, and "- Additional Risk Factors - Risks Associated with International Operations." Prices for international customers are quoted from a local currency international price list. The price list is prepared based on the U.S. dollar price list but reflects the higher cost of doing business outside the United States. International customers are invoiced in the local currency or U.S. dollars using current exchange rates.

Wind River has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. Wind River has generally experienced the strongest demand for its products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

COMPETITION

The embedded real-time software industry is highly competitive and is characterized by rapidly advancing technology. Therefore, Wind River's ability to obtain such business is dependent upon its ability to offer better strategic concepts and technical solutions, time-to-market for our customers, competitive prices, integration into certain capabilities like graphic interfaces, communication protocols and peripheral controllers, customer support response time, or a combination of these factors. There can be no assurance that Wind River will be able to effectively compete in each of these areas, and any failure to compete in the embedded real-time software market would have a material adverse effect on Wind River's business, financial condition and results of operations. In order to maintain or improve its position in the industry, Wind River must continue to enhance its current products and rapidly develop new products and product extensions. Wind River believes that its principal competition comes from companies that develop real-time embedded software development systems in-house rather than purchase such systems from independent software vendors such as Wind River, and that it is thus subject to the customers' "develop versus buy" decisions in addition to the factors set forth above. Many of these organizations have substantial internal programming resources with the capability to develop specific products for their needs. Wind River also competes with other independent software vendors, including Integrated Systems, Inc., Mentor Graphics, Inc. (through its acquisition of Microtec/Ready Systems), Microware Systems Corporation, QNX Software Systems, Ltd., Accelerated Technology, Inc. and Microsoft Corporation. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of Wind River's products. Many of Wind River's existing and potential competitors have substantially greater financial, technical, marketing and sales resources than Wind River. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Furthermore, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, Wind River is aware of ongoing efforts by competitors to emulate the performance and features of Wind River's products, and there can be no assurance that competitors will not develop equivalent or superior technology to that of Wind River. Because substantially all of Wind River's revenues have been derived from sales of the Tornado, VxWorks and IxWorks family of products and services, the effects of competition could be more adverse than would be the case if Wind River had a broader product offering. In addition, competitive pressures could cause Wind River to reduce the prices of its products and services, which would result in reduced profit margins. There can be no assurance that Wind River will be able to compete effectively against its current and future competitors. If Wind River is unable to compete successfully, its business, financial condition and results of operations would be materially and adversely affected.

PRODUCT DEVELOPMENT AND ENGINEERING

Wind River believes that its success will depend primarily on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. Wind River's product development and engineering group, at January 31, 1999, includes 181 full-time employees. During fiscal 1999, 1998 and 1997, product development and engineering expenses were $17.6 million, $12.0 million and $7.7 million, respectively, excluding capitalized software development costs. In fiscal year 1999, Wind River did not capitalize costs for software development. In fiscal years 1998 and 1997, costs capitalized for software development were $803,000 and $707,000, respectively. See "Notes to Consolidated Financial Statements" for a more complete description of Wind River's capitalization of certain software development costs. Wind River anticipates that it will continue to commit substantial resources to research and product development in the future.

The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards could render Wind River's existing products obsolete and unmarketable. Wind River's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products, including new releases, applications and enhancements, that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks operating system, to offer its products across a spectrum of microprocessor families used in the embedded systems market and update its products in a systematic manner such that they remain compatible with the microprocessor families and to respond promptly to customers' requirements. The inability to develop and introduce new products or product enhancements in a timely manner, due to resource constraints or technological or other reasons, could have a material adverse effect on Wind River's business, financial condition or results of operations.

From time to time, Wind River or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of Wind River's existing products. There can be no assurance that announcements of currently planned or other new products by Wind River or others will not cause customers to defer purchasing existing Wind River products. Any failure by Wind River to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on Wind River's business, financial condition and results of operations. See "Additional Risk Factors - Product Development."

Wind River is continuously engaged in product development for new or changing markets. In particular, Wind River has invested significant time and effort, together with a consortium of industry participants, in the development of I(2)O, a new specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. Wind River also has developed IxWorks, a real-time operating system for use in conjunction with the I(2)O specification. The success of the I(2)O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. Wind River also has expended, and continues to expend, substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which Wind River's products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which Wind River's Internet products are based ultimately fail to be widely adopted, Wind River's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by Wind River in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if Wind River's products are not developed in a timely manner, or if Wind River's products and services do not achieve or sustain market acceptance, Wind River's business, financial condition and results of operations would be materially and adversely affected.

Like all software products, Wind River's products may contain undetected errors that could cause loss or delay in market acceptance or cause failures in the products containing the embedded systems. Damages and injury from such failures could result in product liability claims against Wind River. See "Additional Risk Factors - Risks of Product Defects; Product and Other Liability."

PROPRIETARY RIGHTS

Wind River's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, Wind River relies on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. Wind River seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, Wind River has one registered U.S. patent. There can be no assurance that the claims allowed will be of sufficient scope or strength (or be issued in all countries where Wind River's products can be sold) to provide meaningful protection or any commercial advantage to Wind River. As a part of its confidentiality procedures, Wind River generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. End user licenses of Wind River's software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. Despite Wind River's efforts to protect its proprietary rights, it may be possible for unauthorized third parties to copy Wind River's products or to reverse engineer or obtain and use information that Wind River regards as proprietary. There can be no assurance that Wind River's competitors will not independently develop technologies that are substantially equivalent or superior to Wind River's technologies. Policing unauthorized use of Wind River's products is difficult, and while Wind River is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of U.S. patent protection in the software industry is not well defined and is likely to evolve as the U.S. Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue in the future that relate to fundamental technologies incorporated into Wind River's products.

As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in Wind River's industry increases, products based on Wind River's technology may increasingly become the subject of infringement claims. Wind River has received in the past and may receive in the future letters from third parties asserting infringement claims against Wind River. There can be no assurance that third parties will not assert infringement claims against Wind River in the future. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require Wind River to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Wind River, or at all, which could have a material adverse effect on Wind River's business, financial condition and results of operations. In the event of an adverse ruling in any such litigation, Wind River might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In addition, Wind River may initiate claims or litigation against third parties for infringement of Wind River's proprietary rights or to establish the validity of Wind River's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of Wind River, could result in significant expense to Wind River and divert the efforts of Wind River's technical and management personnel from productive tasks.

MANUFACTURING AND BACKLOG

Wind River's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Limited manufacturing is currently performed in Wind River's Alameda, California facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials.

Wind River does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. Wind River's order fulfillment process is intended to efficiently manage the flow of products to customers, often resulting in a number of weeks of backlog. At January 31, 1999, backlog was approximately 9 to 12 weeks of sales. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES

Wind River had, at January 31, 1999, 598 employees, including 324 in sales, marketing and support activities, 181 in product development and engineering and 93 in management, operations, finance and administration. Of these employees, 441 were located in North America and 157 were located outside of North America. None of Wind River's employees is represented by a labor union or is subject to a collective bargaining agreement. Wind River has never experienced a work stoppage. See "-Additional Risk Factors - Management of Growth; Dependence on Key Personnel; Need for Additional Personnel."

ADDITIONAL RISK FACTORS

WIND RIVER'S BUSINESS FACES SIGNIFICANT RISKS. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISKS ACTUALLY OCCURS, WIND RIVER'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE OTHER INFORMATION SET FORTH IN THIS REPORT.

FLUCTUATIONS IN OPERATING RESULTS

Wind River has experienced from time to time significant period-to-period fluctuations in revenues and operating results and anticipates that such fluctuations will occur in the future. These fluctuations may be attributable to a number of factors, including the volume and timing of orders received during the quarter, the introduction, timing and acceptance of new products and product enhancements by Wind River or its competitors, unanticipated sales and buyouts of run-time licenses, stages of product life cycles, purchasing patterns of customers and distributors, market acceptance of products sold by Wind River's customers, competitive conditions in the industry, business cycles affecting the markets in which Wind River's products are sold, extraordinary events, such as acquisitions, including related charges, and economic conditions generally or in specific geographic areas. The future operating results of Wind River may fluctuate as a result of these and other factors, including Wind River's ability to continue to develop innovative and competitive products. In addition, Wind River generally does not enter into long-term license agreements with its customers, and the timing of license fees is difficult to predict. The procurement process of Wind River's customers is often several months or longer from initial inquiry to order and may involve competing considerations. Further, as licensing of Wind River's products increasingly becomes a more strategic decision made at higher management levels, there can be no assurance that sales cycles for Wind River's product will not lengthen. Product revenue in any quarter depends primarily on the volume and timing of orders received in that quarter. Wind River has at times recognized a substantial portion of its total revenue from sales booked and shipped in the latter part of the quarter; thus, the magnitude of quarterly fluctuations may not become evident until late in a particular quarter. Because Wind River's staffing and operating expenses are based on anticipated total revenue levels, and a high percentage of Wind River's costs are fixed in the short term, small variations between anticipated orders and actual orders, as well as non-recurring or large orders, could cause disproportionate variations in Wind River's operating results from quarter to quarter. Revenues also are typically higher in the fourth quarter, which ends on January 31, than in other quarters of the fiscal year primarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. These trends are expected to continue.

Because the software industry is intensely competitive, software vendors have from time to time experienced price erosion of their products. As is typical in the software industry, Wind River's fixed costs as a percentage of revenues are high, and significant price erosion could have a material adverse effect on Wind River's revenues and operating results. A number of additional factors may in the future cause Wind River's revenues and operating results to vary significantly from period to period. These factors include: software "bugs" or other product quality problems, including Year 2000 compliance issues; changes in operating expenses; changes in company strategy; personnel changes; foreign currency exchange rates; and mix of products sold. Although Wind River has been profitable for the last several years on an annual basis, there can be no assurance that Wind River will be able to continue its growth in revenue or sustain its profitability on a quarterly or annual basis. Due to all of the foregoing factors, Wind River believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, Wind River's operating results will be below the expectations of stock market analysts and investors. In such event, the market price of its common stock could decrease significantly.

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado, VxWorks and IxWorks family of products and services accounted for substantially all of Wind River's revenues in each of the fiscal years ended January 31, 1999, 1998 and 1997. Wind River's future results depend heavily on continued market acceptance of these products in Wind River's current markets and successful application in new markets. Any factor adversely affecting the market for the Tornado, VxWorks and IxWorks family of products and services could have a material adverse affect on Wind River's business, financial condition and results of operations. Wind River typically charges a one-time fee for a development license and a run-time license fee for each copy of Wind River's operating system embedded in the customer's products. A key component of Wind River's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on Wind River's successful negotiation of run-time license agreements and on the successful commercialization by Wind River's customers of the underlying products. To the extent that such customers are not successful, Wind River may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

PRODUCT DEVELOPMENT

The embedded real-time software industry faces a fragmented market characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Wind River's success depends and will continue to depend upon its ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances, to identify and adhere to emerging standards, to continue to improve the functionality of its Tornado development environment and the scalability and functionality of the VxWorks product, to offer its products across a spectrum of microprocessor families used in the embedded systems market and to respond promptly to customers' requirements. Wind River has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that Wind River will be successful in developing and marketing, on a timely basis or at all, competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards, or that Wind River's enhanced or new products will adequately address the changing needs of the marketplace. Failure to develop and introduce new products and product enhancements in a timely manner would materially and adversely affect Wind River's business, financial condition and results of operations.

RISKS OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

As a result of their complexity, software products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. There can be no assurance that, despite testing by Wind River and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of Wind River's products, which could have a material adverse effect on Wind River's business, financial condition and results of operations. Furthermore, although Wind River has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by Wind River and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon Wind River's business, operating results and financial condition. Although Wind River's license and other agreements with its customers typically contain provisions designed to limit Wind River's exposure to potential product liability and other claims, these provisions may not be effective in all circumstances and in all jurisdictions. The increasing use of the Company's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose the Company to significant product liability claims. In addition, the Company's products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. Although Wind River has not experienced any product liability or economic loss claims to date, the sale and support of Wind River's products entail the risk of such claims. Wind River carries insurance against product liability risks and errors or omissions coverage. However, there can be no assurance that such insurance will continue to be available to Wind River on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against Wind River in excess of or outside the limits of its insurance coverage, or a product recall involving Wind River's software, could materially and adversely affect Wind River's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, Wind River has completed the acquisitions of Objective Software Technology, Ltd., Zinc Software Incorporated, and, in April 1999, certain assets of Xact, Inc., and has acquired equity interests in Emultek, Ltd., and 3Soft GmbH. Wind River has also licensed certain technologies from Network Computer, Inc. Wind River expects to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses and technologies including, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of Wind River's ongoing business, the inability to complete and integrate acquired technologies into new and existing products, the inability of management to maximize the financial and strategic position of Wind River, the potential for unidentified liabilities to disrupt the ongoing operations of Wind River, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. These factors could materially and adversely affect Wind River's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, debt, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

DEPENDENCE ON VME MARKET

A significant amount of Wind River's revenues historically has been derived from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although Wind River believes that revenues from sales of products designed for embedded systems applications will account for an increasing percentage of Wind River's revenues in the future, Wind River expects revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate a significant portion of Wind River's VME revenues, are dependent on government funding, the continued availability of which is uncertain. Typically, Wind River's VME customers have received government funding prior to placing its product orders with Wind River. Any unanticipated future termination of government funding of VME customers could have a material adverse effect on Wind River's business, financial condition and results of operations.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL
PERSONNEL

Wind River has experienced, and expects to continue to experience, significant growth in the number of employees, the scope and complexity of its operations and financial systems and the geographic area of its operations. Wind River's continued success will depend significantly on its ability to integrate new operations and new personnel. Wind River's ability to manage future expansion of its operations, if any, will require Wind River to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force efficiently. There can be no assurance that Wind River will be able to do so successfully. Wind River's failure to do so could have a material adverse effect on Wind River's business, operating results and financial condition. During fiscal 1998, Wind River purchased real property in the City of Alameda, California for $11.4 million and entered into an operating lease agreement for its new headquarters facility which was constructed on such property. Wind River relocated its principal administrative, sales, marketing, product development and engineering facilities to the new headquarters facility during the fourth quarter in fiscal 1999. As of January 31, 1999, the lessor has funded a total of $29.0 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin in May 1999. There can be no assurance that any such relocation will be accomplished efficiently, or that Wind River's operations will not be materially and adversely affected by such relocation. Wind River's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined Wind River only recently. In addition, Wind River believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where Wind River is headquartered, and there can be no assurance that Wind River will be successful in attracting and retaining such personnel. The failure of Wind River to attract, integrate and retain the necessary personnel could have a material adverse effect on Wind River's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

During the fiscal years ended January 31, 1999, 1998 and 1997, Wind River derived approximately 32%, 29% and 34%, respectively, of its total revenue from sales outside of North America. Wind River expects that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. Wind River also expects to continue to make investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in Wind River's international sales. International operations are subject to certain risks, including foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences including restrictions on repatriation of earnings; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of Wind River. There can be no assurance that such factors will not have a material adverse effect on Wind River's international sales and consequently, Wind River's business, operating results and financial condition. Sales by Wind River's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Although Wind River attempts to reduce the impact of foreign currency fluctuations, there can be no assurance that Wind River's future results of operations will no be adversely affected by
currency fluctuations.   Wind River enters into forward contracts to hedge
the short-term impact of foreign currency fluctuations. A portion of Wind River's international revenues are derived from the Asia Pacific region including Japan. During fiscal year 1999, economic uncertainty and related weakening of foreign currencies, particularly the Japanese yen, against the dollar, has occurred. As a result, Wind River's future sales in this region may be adversely affected, which could have a material adverse effect on Wind River's business, financial condition and results of operations. Wind River relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support Wind River's products and, in some cases, to translate them into foreign languages. Wind River's international distributors generally offer products of several different companies, including in some cases products that are competitive with Wind River's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that Wind River's international distributors will continue to purchase Wind River's products or provide them with adequate levels of support. Any changes in the relationships Wind River has with its international distributors may have a material adverse effect on Wind River's business, operating results and financial condition.

IMPACT OF THE YEAR 2000

Many currently installed computer systems and software products include coding to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on or after January 1, 2000. As a result, in approximately eight months, computer systems and/or software used by many companies will need to have been upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although Wind River believes its most current releases of its products, including third party software integrated into certain products, will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000 and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance as such products on or before December 31, 1999 ("Year 2000 Compliance"), Wind River provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of Wind River's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on its business, financial condition and results of operations. The majority of Wind River's products are combined by its customers with other software programs or hardware devices not provided by Wind River. Such combination with other products that are not Year 2000 Compliant or modifications of Wind River's products by its customers may introduce Year 2000 Compliance issues for its customers. Wind River's customers' inability to remedy their own Year 2000 Compliance issues could affect their demand for Wind River's products, which could materially and adversely affect Wind River's business, financial condition and results of operations. See -"Management's Discussion and Analysis of Financial Condition and Results of Operations, 'Year 2000' Issues"

LEVERAGE

In connection with the sale of 5% Convertible Subordinated Notes in fiscal 1998, Wind River incurred $140 million in debt which resulted in an increase in its ratio of long-term debt to total capitalization. As a result of this additional indebtedness, Wind River's principal and interest obligations have increased substantially. The degree to which Wind River will be leveraged could materially and adversely affect Wind River's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. Wind River's ability to meet its debt service obligations will be dependent upon Wind River's future performance, which will be subject to financial, business and other factors affecting operations of Wind River, many of which are beyond its control.

VOLATILITY OF STOCK PRICE

The market price of Wind River's common stock has fluctuated in the past, and is likely to fluctuate in the future. Wind River believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by Wind River or by its competitors, and changes in the software industry in general may significantly affect the market price of its common stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by Wind River and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. The market prices of many high technology companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the common stock will remain at or near its current level or that it will not experience significant volatility. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against Wind River, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on Wind River's business, financial condition and results of operations, even if Wind River is successful in such suits. Wind River's performance, market fluctuations, and general economic, political and market conditions such as recessions, may adversely affect the market price of Wind River's common stock.

ITEM 2.


PROPERTIES

During the fourth quarter in fiscal 1999, Wind River relocated its principal administrative, sales, marketing, product development and engineering facilities to a new headquarters facility in Alameda, California. The new facility provides approximately 148,000 square feet of space. Rental payments for the new facility will begin in May 1999 and will vary based on the total construction costs of the property, including capitalized interest and the LIBOR. In March 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease to a fixed rate of 5.9%. Rental expenses incurred in fiscal 1999 amounted to approximately $1,126,000 for the previously leased facilities. Wind River leases a customer training facility in Alameda, California, which provides approximately 11,300 square feet of office space. The lease expires in December 2001. Wind River also leases other domestic sales offices in the United States and international sales and/or service facilities in Canada, the United Kingdom, Scotland, France, Germany, Sweden, Israel, Italy, Korea, Singapore and Japan. Wind River incurred approximately $394,000 for the leased offices in Japan during fiscal year 1999. These Japanese leases will expire in March and August 2000.

ITEM 3.


LEGAL PROCEEDINGS

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse effect on Wind River's business, financial position or results of operations.

ITEM 4.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Wind River, and certain information about them as of April 1, 1999, are as follows:


NAME                     AGE  POSITION WITH WIND RIVER
--------------------------------------------------------------------------------
Jerry L. Fiddler         47   Chairman of the Board

Ronald A. Abelmann       61   President, Chief Executive
                              Officer and Director

David N. Wilner          45   Chief Technical Officer and Director

David G. Fraser          35   Vice President of Engineering

Richard W. Kraber        58   Vice President of Finance,
                              Chief Financial Officer and Secretary

Peter J. Richards        51   Vice President of Sales

Curtis B. Schacker       38   Vice President of Marketing

Graham D. Shenton        59   Managing Director of
                              European Operations


Mr. Fiddler co-founded Wind River in February 1983, and currently serves as Chairman of the Board. From February 1983 to March 1994 he served as Chief Executive Officer of Wind River. Prior to founding Wind River, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and an M.S. in computer science from the University of Illinois.

Mr. Abelmann joined Wind River in March 1994 as President, Chief Executive Officer and Director. From 1987 to 1993 he served as the founding Chief Executive Officer of Vantage Analysis Systems, a developer of VHDL-based simulation software for design automation. Prior to then, he served as Group Vice President and General Manager for the Instrument Division of Varian Associates. Mr. Abelmann holds B.S. and M.S. degrees in applied physics from the University of California at Los Angeles, and an M.B.A. from Stanford University.

Mr. Wilner co-founded Wind River in February 1983 and currently serves as Chief Technical Officer and Director. Prior to founding Wind River, he was a senior staff scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Wilner holds a B.S. in computer science from the University of California at Berkeley.

Mr. Fraser joined Wind River in September 1991 and currently serves as Vice President of Engineering. From 1988 to 1991, he served as a product marketing manager at Unisys/Convergent. From 1985 to 1988, he was a software engineer at Hewlett-Packard in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

Mr. Kraber joined Wind River in August 1995 and currently serves as Vice President of Finance and Chief Financial Officer and Secretary. From 1991 to 1995, he served as Chief Operating Officer and Chief Financial Officer of Peerless Lighting, an industrial lighting products company. Prior to then, he was Chief Financial Officer for GardenAmerica and a consultant and engagement manager for McKinsey & Company. Mr. Kraber has a B.S. in mathematics from Stanford University and an M.B.A. from Harvard University.

Mr. Richards joined Wind River in September 1998 as Vice President of Sales. From March 1997 to August 1998, he served as President and Chief Executive Officer for Toronto, Canada-based King Products Inc., which builds Internet-enabled products. Prior to then, Mr. Richards held various positions at Tandem Computers, a manufacturer of computer and related products, where he last served as Vice President and General Manager. Mr. Richards studied at Westminster College, United Kingdom and has an equivalent B.A. in marketing management.

Mr. Schacker joined Wind River in 1990 and currently serves as Vice President of Marketing. He joined Wind River as a Customer Engineering Manager. He became a sales representative and then served as Sales Manager for the Northwest

Region of the United States until he assumed his current role in November of 1997. Prior to joining Wind River, he was an engineer for Ready Systems and for Lockheed Missile and Space Company. Mr. Schacker has a B.S. in computer science from Wright State University.

Mr. Shenton joined Wind River in July 1994 and currently serves as Managing Director of European Operations. From 1990 to 1994, he was Managing Director of Vantage Analysis Systems Europe, Ltd., a developer of VHDL-based simulation software for design automation. From 1986 to 1989, he was Managing Director of IMP Europe, Ltd., a semiconductor design and application firm. Mr. Shenton holds a B.E. degree from Sydney University, Australia and an M.E. degree from the University of New South Wales, Australia.



                                       PART II


ITEM 5.


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Wind River's Common Stock is traded on the Nasdaq National Market under the symbol WIND. All share and per share amounts below have been adjusted to give effect to three-for-two stock splits by means of stock dividends paid on March 10, 1997 and February 4, 1999.

The closing price of Wind River's Common Stock as reported by the Nasdaq National Market on April 15, 1999 was $13.94 per share. The prices per share in the following table sets forth the low and high prices on the Nasdaq National Market for the quarters indicated:


                                        LOW            HIGH
--------------------------------------------------------------------------------
Fiscal 1998
First quarter ended April 30,1997      $12.08         $23.00
Second quarter ended July 31,1997       15.50          28.67
Third quarter ended October 31,1997     20.50          31.83
Fourth quarter ended January 31,1998    21.17          30.92


                                        LOW            HIGH
--------------------------------------------------------------------------------
Fiscal 1999
First quarter ended April 30,1998      $21.58         $28.08
Second quarter ended July 31,1998       19.00          25.92
Third quarter ended October 31,1998     18.67          34.42
Fourth quarter ended January 31,1999    20.17          33.42



Wind River has not paid cash dividends and does not plan to pay dividends on its Common Stock in the foreseeable future. Wind River presently intends to retain all of its earning for use in its business.

At March 31, 1999, there were approximately 594 stockholders of record of Wind River. Certain record holders are represented by brokers and other institutions on behalf of stockholders. Wind River has estimated the total number of such stockholders to be 14,700.

On May 18, 1998, Wind River issued 339,917 unregistered shares of its Common Stock to the shareholders of Zinc Software, Incorporated in exchange for all of the then outstanding shares of Zinc. As a result, Zinc is now a wholly owned subsidiary of Wind River. The transaction was exempt from registration under the Securities Act under Section 4(2) thereof, as a transaction not involving any public offering.

On January 26, 1999, Wind River issued 337,500 unregistered shares of its Common Stock to Innotech Corporation upon Innotech's exercise of a warrant issued in January 1995, for an aggregate exercise price of $1.1 million. The transaction was exempt from registration under the Securities Act under
Section 4(2) thereof, as a transaction not involving any public offering.

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

                                                     YEARS ENDED JANUARY 31,
(In thousands, except per share data)     1999         1998         1997        1996        1995
----------------------------------------------------------------------------------------------------
Revenues                                $129,400     $ 92,400     $ 64,000     $ 44,000     $ 32,100
Operating income                          37,089       10,066 (1)   15,817        8,130        3,452
Net income                                26,051        4,870 (1)   11,280        5,383        2,460
Net income per share:
         Basic                               .66          .13 (1)      .32          .17          .08
         Diluted                             .61          .12 (1)      .29          .15          .07
Working capital                           55,819      149,604       55,219       27,701       24,220
Total assets                             326,776      287,808      128,661       45,480       39,183
Convertible subordinated notes
   and long-term debt                    140,000      140,000        --           --              73
Stockholders' equity                     149,414      111,986      108,749       32,813       28,345
----------------------------------------------------------------------------------------------------

(1) Operating income, net income and net income per share includes the effect of the one-time write-offs of $15,159 ($13,353 after tax) which resulted from the acquisition of in-process technologies from Network Computer, Inc. and Objective Software Technology, Ltd. during the fiscal year ended January 31, 1998.

ITEM 7.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Wind River's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the caption "Business", including "-Additional Risk Factors." All forward-looking statements included in this document are based on information available to Wind River on the date hereof, and Wind River assumes no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

Wind River was founded in 1983 to provide consulting and custom software development services for a variety of business clients. From its inception, Wind River directed its development efforts towards real-time and embedded system applications and released its first commercial product, VxWorks-Registered Trademark-, in 1987. Wind River subsequently broadened its product offerings and has become a leading provider of operating systems and development tools for the real-time embedded systems marketplace. Tornado, Wind River's flagship product, consists of three integrated components: the Tornado toolset, a set of cross-development tools and utilities; the VxWorks run-time system, a high-performance, scalable RTOS that executes on the target processor; and a full range of communications options. During the past five years, Wind River has invested heavily in the development and introduction of its products and in the establishment of worldwide sales, distribution, customer support and consulting capabilities. Wind River markets its products on a worldwide basis through its direct sales force, distributors and value-added resellers. Wind River provides sales, marketing and product support for foreign customers through wholly-owned subsidiary companies in the United States, Europe and a majority-owned subsidiary in Japan. During fiscal year 1998, Wind River received ISO 9001 certification.

Wind River typically charges a one-time fee for a development license and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. A key component of Wind River's strategy is to significantly increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on Wind River's successful negotiation of run-time license agreements and on the successful commercialization by Wind River's customers of the underlying products.

In May 1998, Wind River acquired Zinc Software, Incorporated, a privately held company that develops, markets and supports graphical application software. In connection therewith, Wind River issued 339,917 shares of common stock in exchange for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests. As the operations of Zinc were not material to Wind River's consolidated operations and financial position, the financial statements of Zinc have been recorded in Wind River's consolidated financial statements as of May 1, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated income statement data and its percentage of revenues for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

                                                                             Years ended January 31,
(In thousands)                                                1999                      1998                      1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Products                                         $ 96,446           75 %   $ 67,110           73 %   $ 46,354           72 %
    Services                                           32,954           25       25,290           27       17,646           28
-----------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                   129,400          100       92,400          100       64,000          100
-----------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
    Products                                            8,760            7        6,245            7        4,580            7
    Services                                           12,941           10        9,633           10        6,960           11
-----------------------------------------------------------------------------------------------------------------------------------
     Total cost of  revenues                           21,701           17       15,878           17       11,540           18
-----------------------------------------------------------------------------------------------------------------------------------
                    Gross profit                      107,699           83       76,522           83       52,460           82
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
    Selling and marketing                              45,308           35       33,066           36       23,900           37
    Product development and engineering                17,638           14       11,970           13        7,722           12
    General and administrative                          7,664            6        6,261            7        5,021            8
    Acquired in-process research and development        --             --        15,159           16        --              --
-----------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                          70,610           55       66,456           72       36,643           57
-----------------------------------------------------------------------------------------------------------------------------------
Income from operations                                 37,089           28       10,066           11       15,817           25
Other income, net                                       4,709            4        3,298            4        2,140            3
-----------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes               41,798           32       13,364           15       17,957           28
Provision for income taxes                             15,747           12        8,494            9        6,677           10
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                      $ 26,051           20 %    $ 4,870 (1)        6 %   $ 11,280           18 %
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) Net income before the effect of the adjustment for acquired in-process research and development of $15,159 ($13,353 after tax) was $18,223 million or 20% of total revenue for the year ended January 31, 1998. The adjustment resulted from the acquisition of in-process technologies from Network Computer, Inc. and Objective Software Technology, Ltd.

YEARS ENDED JANUARY 31, 1999 AND 1998


REVENUES

Revenues for fiscal 1999 were $129.4 million compared to $92.4 million for fiscal 1998. Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from fees from software porting and development contracts, software maintenance and support contracts, customer training and consulting. Maintenance contracts are generally sold separately from the products. The increase in revenues of 40% is due to increases in both Wind River's product revenues and service revenues. Product revenues accounted for approximately 75% and 73% of the total revenues in fiscal 1999 and 1998, respectively, with service revenues accounting for the balance of total revenue over this period.

Product revenues were $96.4 million for fiscal 1999 compared to $67.1 million for fiscal 1998. The increase of 44% in product revenues was due primarily to the continued acceptance of Wind River's products and increased run-time license revenues. Tornado was first introduced in fiscal 1996, and its sales have continued to grow as Tornado has become available for use with more host platforms and microprocessor targets. In addition, demand grew for Tornado in Windows-based customer development environments. Run-time license revenue has increased each year in conjunction with growing shipments of customers' products and systems that incorporate the VxWorks operating system.

Service revenues were $33.0 million for fiscal 1999 compared to $25.3 million for fiscal 1998. The increase of 30% was primarily due to an increase in maintenance support agreements and training resulting from the increase in Wind River's installed base of Tornado software development environments and software applications provided to customers. Maintenance contracts are generally prepaid, with the revenue recognized ratably over the period of the contract. The deferred revenue relates primarily to customer prepayments under software maintenance and certain run-time agreements, which are recognized ratably over the life of the agreements and engineering services contracts and training arrangements, which are recognized as services are performed.

Revenues from international sales were $41.6 million for fiscal 1999 compared to $26.9 million for fiscal 1998. International revenues accounted for 32% and 29% of total revenues for the fiscal years ended January 31, 1999 and 1998, respectively. Revenues from European sources increased 34% from fiscal 1998 to 1999 while revenues from Japan increased 100% over the same periods. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Revenues derived from indirect sales channels worldwide represented 26% and 21% of total revenues in fiscal 1999 and 1998, respectively. A significant portion of these indirect revenues are attributable to revenues from WRSKK. Wind River sells products to WRSKK at discounts which approximate those offered to other independent distributors of Wind River's products. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations. Wind River enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. During fiscal 1999, economic uncertainty and related weakening of foreign currencies, particularly the Japanese yen, against the dollar, has occurred. As a result, Wind River's future sales in this region may be adversely affected which could have a material adverse effect on Wind River's business, results of operations and financial condition. Revenues from Asia Pacific sources including Japan represented 47% and 38% of international revenues for
the year ended January 31, 1999 and 1998, respectively.   (See "Business -
Additional Risk Factors - Risks Associated with International Operations").

COST OF PRODUCTS

Cost of products was $8.8 million for fiscal 1999 compared to $6.2 million for fiscal 1998. Product-related cost of revenues as a percentage of product revenues remained at 9% for both fiscal 1999 and 1998. As a result, gross profit margins for products remained constant at 91%. Product-related costs include direct and indirect costs for the production and duplication of manuals and media for software products, as well as those relating to the packaging, shipping and delivery of the products to the customer. Product costs also include license and other direct purchase costs of third-party software that is distributed by or integrated into Wind River's products and the amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of products amounted to $530,000 and $654,000 in fiscal 1999 and 1998, respectively. The unamortized portion of capitalized software development costs was $446,000 at January 31, 1999.

COST OF SERVICES

Cost of services was $12.9 million for fiscal 1999 compared to $9.6 million for fiscal 1998. Service related cost of revenues as a percentage of service revenues was 39% and 38% for fiscal 1999 and 1998, respectively, resulting in gross profit margin for services of 61% and 62%, respectively. Service related costs consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to investment in developing new services offerings, including consulting, and the addition of services professionals. Wind River expects that customer support costs will increase in absolute dollars as Wind River continues to increase customer support staff and customer support capabilities.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $45.3 million for fiscal 1999 compared to $33.1 million for fiscal 1998. The increase resulted primarily from increases in sales and marketing personnel both domestically and internationally and increased advertising. As a percentage of total revenues, selling and marketing expenses were 35% and 36% for fiscal 1999 and 1998, respectively. This decrease was attributable to a growing revenue base and more effective utilization of personnel. The increase of 37% from fiscal 1998 to 1999 in absolute dollars resulted primarily from the growth of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs and third-party marketing costs for product introductions and promotions. During the fourth quarter of fiscal year 1999, Wind River announced and launched the introduction of Tornado II, an enhanced version of its integrated development environment. Launch and introduction activities are expected to continue at least until the third quarter of fiscal year 2000. Wind River expects that sales and marketing expenses will increase in absolute dollars as Wind River continues to expand its sales and marketing staff.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $17.6 million for fiscal 1999 compared to $12.0 million for fiscal 1998, an increase of 47%. As a percentage of revenues, product development and engineering expenses increased from 13% to 14% from fiscal 1998 to 1999. The absolute dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the Tornado II integrated development environment. Wind River believes that product development and engineering expenses will increase in absolute dollars as it continues to invest in developing new products, applications and product enhancements.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $7.7 million for fiscal 1999 compared to $6.3 million for fiscal 1998, an increase of 22%. As a percentage of revenues, general and administrative expenses decreased to 6% in fiscal 1999 from 7% in fiscal 1998. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems are targeted at bringing Wind River's business and production computer systems into compliance with Year 2000 requirements. Wind River anticipates its financial and production systems will be operational in the third quarter of fiscal year 2000. Wind River believes that general and administrative expenses will increase in absolute dollars as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

On December 31, 1997, Wind River entered into an OEM license agreement with NCI to license the right to access and modify the source code version of certain NCI technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under this agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for NCI engineering services incurred prior to source code delivery. In addition, selected elements of the NCI technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified NCI technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

On January 30, 1998, Wind River acquired Objective Software Technology, Ltd. ("OST"), a privately held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities
assumed based upon the fair values at the date of acquisition.   The excess
of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6.1 million, of which $4.1 million was allocated to in-process research and development and expensed immediately. Wind River used the discounted cash flow ("DCF") approach to determine the fair value of OST and its identifiable assets, including the value of the products in the development stage which were not considered to have reached technological feasibility. The DCF approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The balance of the excess acquisition cost was allocated to acquired technology ($2.0 million) which is being amortized over three years.

Wind River incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-offs.

OTHER INCOME AND EXPENSE

Other income and expense includes interest income earned from the investment of excess cash, interest expense incurred on the 5.0% Convertible Subordinated Notes, due in 2002 (the "Notes") issued in July 1997, gains and losses related to inter-company foreign currency transactions and income and losses related to the 30% minority interest held by the Japanese participants in WRSKK.

Interest income was $13.6 million for fiscal 1999 compared to $7.6 million for fiscal 1998. The increase is primarily due to higher average cash and cash equivalent and investment balances, primarily due to the cash received from the issuance of the Notes, and to the transition of Wind River's investment portfolio from tax-free investments to taxable investments.

Interest expense and other was $8.7 million for fiscal 1999 compared to $4.2 million for fiscal 1998. The increase in interest expense is primarily related to the interest incurred for the entire year in fiscal year 1999 on the Notes and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

PROVISION FOR TAXES

The effective tax rate was 37.7% for fiscal 1999 compared to 63.6% for fiscal 1998. The higher effective consolidated tax rate in fiscal 1998 resulted from a portion of the write-off of certain acquired in-process research and development being non-deductible. The overall changes in the effective tax rates result primarily from the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

YEARS ENDED JANUARY 31, 1998 AND 1997


REVENUES

Revenues for fiscal 1998 were $92.4 million compared to $64.0 million for fiscal 1997. The increase in revenues of 44% is due to increases in both Wind River's product revenue and services revenues. Product revenues accounted for approximately 73% and 72% of the total revenues in fiscal 1998 and 1997, respectively, with service revenues accounting for the balance of total revenue over this period.

Revenues from the sale of products was $67.1 million for fiscal 1998 compared to $46.4 million for fiscal 1997. The increase of 45% in product revenues was due primarily to the continued acceptance of Wind River's products and increased run-time license revenues.

Wind River's service revenues were $25.3 million for fiscal 1998 compared to $17.6 million for fiscal 1997. The increase of 43% was primarily due to an increase in maintenance support agreements and training resulting from the increase in Wind River's installed base of Tornado software development environment and software applications provided to customers and engineering services contracts primarily related to porting Wind River's VxWorks operating system to microprocessor families.

Revenues from international sales were $26.9 million for fiscal 1998 compared to $22.1 million for fiscal 1997. International revenues accounted for 29% and 34% of total revenues for the fiscal years ended January 31, 1998 and 1997, respectively. Revenues from European sources increased 35% from fiscal 1997 to 1998 while revenues from Japan decreased 7% over the same periods. Revenues derived from indirect sales channels worldwide represented 21% and 23% of total revenues in fiscal 1998 and 1997, respectively. A significant portion of these indirect revenues are attributable to revenue from WRSKK. Revenues from Asia Pacific sources including Japan represented 38% and 44% of international revenues for the year ended January 31, 1998 and 1997,
respectively.   (See "Business - Additional Risk Factors: Risks Associated
with International Operations").

COST OF PRODUCTS

Cost of products was $6.2 million for fiscal 1998 compared to $4.6 million for fiscal 1997. Product-related cost of revenues as a percentage of product revenues decreased from 10% to 9% from fiscal 1997 and 1998. The decrease is due to the increase in fees generated from run-time licenses. The costs associated with fees from run-time licenses are significantly less than the costs required to generate fees for licenses for software products. Amortization of capitalized software development costs included in cost of products amounted to $654,000 and $600,000 in fiscal 1998 and 1997, respectively.

COST OF SERVICES

Cost of services was $9.6 million for fiscal 1998 compared to $7.0 million for fiscal 1997. Service related cost of revenues as a percentage of service revenues was 38% and 39% for fiscal 1998 and 1997, respectively. The increase in costs of service revenues is due to investment in developing new services offerings and the addition of service professionals.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $33.1 million for fiscal 1998 compared to $23.9 million for fiscal 1997 or 36% and 37% of total revenues, respectively. This decrease was attributable to a growing revenue base and more effective utilization of personnel. The increase of 38% from fiscal 1997 to 1998 resulted primarily from increases in sales and marketing personnel both domestically and internationally and increased advertising and third-party marketing costs for product introductions and promotions.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $12.0 million for fiscal 1998 compared to $7.7 million for fiscal 1997, an increase of 55%. As a percentage of revenues, product development and engineering expenses increased from 12% to

13% from fiscal 1997 to 1998. The dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $6.3 million for fiscal 1998 compared to $5.0 million for fiscal 1997, an increase of 25%. As a percentage of revenues, general and administrative expenses decreased to 7% in fiscal 1998 from 8% in fiscal 1997. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSE

Interest income was $7.6 million for fiscal 1998 compared to $2.5 million for fiscal 1997. The increase is primarily due to higher average cash and cash equivalent and investment balances which were obtained through the issuance of the Notes in July 1997 and cash received in a secondary offering to the public of common stock in July 1996.

Interest expense and other was $4.2 million for fiscal 1998 compared to $0 for fiscal 1997. The increase in interest expense is primarily related to the interest paid on the Notes and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

PROVISION FOR TAXES

The effective tax rate was 63.6% for fiscal 1998 compared to 37.2% for fiscal 1997. The higher effective consolidated tax rate in fiscal 1998 resulted from a portion of the write-off of certain acquired in-process research and development being non-deductible. The overall changes in the effective tax rates result primarily from the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly information for Wind River's last eight fiscal quarters. Wind River believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K and believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

All share and per share amounts in this report have been adjusted to give effect to three-for-two stock splits by means of stock dividends paid on March 10, 1997 and February 4, 1999.

                                                                          Three Months Ended,
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands,                       JAN. 31     OCT. 31     JUL. 31     APR. 30     JAN. 31      OCT. 31     JUL. 31     APR. 30
 except per share amounts)             1999        1998        1998        1998         1998        1997        1997        1997
------------------------------------------------------------------------------------------------------------------------------------
 Revenues:
    Products                         $  28,859   $  25,096   $  23,169   $  19,322    $  20,995    $  16,932   $  15,926   $  13,257
    Services                             9,341       8,504       8,031       7,078        7,005        7,068       6,074       5,143
------------------------------------------------------------------------------------------------------------------------------------
       Total revenues                   38,200      33,600      31,200      26,400       28,000       24,000      22,000      18,400
------------------------------------------------------------------------------------------------------------------------------------
 Cost of revenues:
    Products                             2,371       2,084       2,337       1,968        1,674        1,564       1,601       1,406
    Services                             3,561       3,328       3,231       2,821        2,669        2,664       2,362       1,938
------------------------------------------------------------------------------------------------------------------------------------
       Total cost of revenues            5,932       5,412       5,568       4,789        4,343        4,228       3,963       3,344
------------------------------------------------------------------------------------------------------------------------------------
                  Gross profit          32,268      28,188      25,632      21,611       23,657       19,772      18,037      15,056
------------------------------------------------------------------------------------------------------------------------------------

 Operating Expenses:
    Selling and marketing               12,912      11,485      11,035       9,876        9,312        8,153       8,346       7,255
    Product development and
               Engineering               5,128       4,449       4,287       3,774        3,654        2,877       3,005       2,434
    General and administrative           2,225       1,831       1,904       1,704        1,628        1,531       1,565       1,537
    Acquired in-process research
               and development              --          --          --          --       15,159           --          --          --
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses         20,265      17,765      17,226      15,354       29,753       12,561      12,916      11,226
------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations          12,003      10,423       8,406       6,257      (6,096)        7,211       5,121       3,830
 Other income, net                       1,309       1,228       1,224         948          662          930         926         780
------------------------------------------------------------------------------------------------------------------------------------
 Income (loss) before provision
  for income taxes                      13,312      11,651       9,630       7,205      (5,434)        8,141       6,047       4,610
 Provision for income taxes              4,792       4,486       3,699       2,770        1,726        2,931       2,177       1,660
------------------------------------------------------------------------------------------------------------------------------------
       Net income (loss)             $   8,520   $   7,165   $   5,931   $   4,435   $  (7,160)    $   5,210   $   3,870   $   2,950
------------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) per share:
       Basic                         $    0.21   $    0.18   $    0.15   $    0.11   $   (0.19)    $    0.14   $    0.10   $    0.08
       Diluted                       $    0.20   $    0.17   $    0.14   $    0.11   $   (0.19)    $    0.12   $    0.09   $    0.07
------------------------------------------------------------------------------------------------------------------------------------
 Weighted average common and
     common equivalent shares:
       Basic                            40,109      40,265      39,502      38,796       38,396       38,220      38,076      38,046
       Diluted                          43,047      43,029      42,495      41,968       38,396       42,414      42,294      42,087
------------------------------------------------------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, Wind River had working capital of approximately $56 million and cash and investments of approximately $207 million, which include investments with maturities of greater than one year of $156 million. Wind River invests primarily in instruments that are highly liquid and of investment grade.

In fiscal 1999, Wind River's operating activities provided net cash of $31.0 million due primarily to net income, the tax benefit related to employee stock option exercises, and the non-cash impact of depreciation and amortization. These sources of cash were partially offset by increases in accounts receivable and prepaid and other assets. The increase in accounts receivable is due to the increased sales activities in response to higher customer demand for Wind River's products and services. The increase in prepaid and other current assets is primarily due to interest receivable on investments and prepaid foreign and state taxes.

In fiscal 1999, Wind River's investing activities used net cash of $88.8 million. Uses of cash relating to the acquisition of equipment, purchases of investments and purchases of investments held as collateral for the operating lease and the accreting interest rate swap were partially offset by cash provided from the sale of investments. As Wind River transitioned its investment portfolio from short-term to long-term investments, its long-term investments increased by $95 million. Restricted cash increased primarily due to the increased collateral funding for the operating lease of Wind River's new headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term investments.

Wind River's financing activities used net cash of $522,000. Cash provided by the issuance of Common Stock for stock option exercises was offset by treasury stock repurchases pursuant to Wind River's ongoing Common Stock repurchase program. During fiscal 1999, Wind River repurchased approximately 397,000 shares of Common Stock at an aggregate cost of approximately $10 million. In January 1999, the Board of Directors increased the amount of the Common Stock to be repurchased each quarter to $4.0 million per quarter.

In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes (the "Notes"), which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's Common Stock at a conversion price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on and after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

In fiscal 1998, Wind River purchased real property in the City of Alameda, California for $11.4 million. The property has been developed for Wind River's new headquarters facility. Wind River has incurred an additional $2.2 million for related land improvements.

In fiscal 1998, Wind River entered into an operating lease agreement for its new headquarters facility being constructed on the land Wind River purchased in Alameda, California. As of January 31, 1999, the lessor has funded a total of $29.0 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin in May 1999 and will vary based on the total construction costs of the property, including capitalized interest, and the LIBOR.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease which is based on one month LIBOR to a fixed rate of 5.9%. The notional amount of the swap under the agreement is scheduled to increase in relation to the funds used to construct Wind

River's new headquarters. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of the contract) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

Construction of the new headquarters building was completed in the first quarter of fiscal year 2000. In connection with the lease, Wind River is obligated to enter into a lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the building at the lessor's original cost or arrange for the building to be acquired. Wind River has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of January 31, 1999, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

Wind River has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Wind River attempts to limit this exposure by investing primarily in high grade securities.

Management believes that Wind River's working capital and cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for at least the next twelve months.

"YEAR 2000" ISSUES

Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on and after January 1, 2000. As a result, in approximately eight months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

Wind River has conducted Year 2000 compliance reviews for current versions of its products. The review includes assessment, implementation, validation testing and contingency planning. Although Wind River believes the most current releases of its products will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date on or after January 1, 2000 and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance as such products on or before December 31, 1999 (collectively "Year 2000 Compliance"), Wind River provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of Wind River's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on Wind River's business, financial condition and results of operation. The majority of Wind River's products are combined by its customers with other software programs or hardware devices not provided by Wind River. Such combination with other products that are not Year 2000 Compliant or modifications of Wind River's products by its customers may introduce Year 2000 Compliance issues for its customers. Wind River's customers' inability to remedy their own Year 2000 Compliance issues could affect their demand for Wind River's products, which may materially and adversely affect Wind River's business, financial condition and results of operations. Wind River continues to respond to customer concerns about prior versions of Wind River's products on a case-by-case basis. For certain older versions of Wind River's products which may not be Year

2000 compliant, Wind River is providing a patch to bring the product into compliance. With respect to certain third party products included in Wind River's product offerings that may not be Year 2000 compliant, Wind River is working with software vendors to bring the products into compliance.

To address Year 2000 issues, Wind River has initiated a program designed to address the most critical Year 2000 items that would affect its products, its worldwide business systems, and the operations of the following functions: research and development, finance, sales and marketing, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel.

Wind River has tested software obtained from third parties that is integrated into or with Wind River's products, and seeks assurances from vendors that licensed software is Year 2000 Compliant. Despite testing by Wind River, current customers and potential customers, and assurances from developers of products incorporated into Wind River's products, such products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in Wind River's products or third party products may result in delay or loss of revenue, diversion of development resources, damage to Wind River's reputation, or increased service and warranty costs. The occurrence of any of the foregoing could materially adversely affect Wind River's business, financial condition and results of operations.

Wind River is working with critical suppliers to determine that such suppliers' operations and the products and services they provide Wind River are Year 2000 Compliant or to monitor their progress towards Year 2000 Compliance. Wind River has requested its critical suppliers to complete a questionnaire that provides information regarding Year 2000 Compliance. The suppliers rate themselves as currently Year 2000 Compliant or are engaged in programs to become Year 2000 Compliant. Wind River will continue to monitor the status of suppliers who have not completed their Year 2000 Compliance programs. Wind River has received information from its largest customers regarding Year 2000 Compliance. The customers state that they will not incur any business interruptions related to Year 2000 Compliance issues. As is the case with other software companies, if its current or future outside customers or suppliers fail to achieve Year 2000 Compliance or if they divert technology expenditures to address their own Year 2000 Compliance problems, Wind River's business, financial condition or results of operations could be materially adversely affected.

In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems are targeted at bringing Wind River's business and production computer systems into Year 2000 Compliance. Wind River anticipates its financial and production systems will be operational in the third quarter of 1999. In January 1998, Wind River initiated an analysis of the condition of Year 2000 readiness for the programs it uses for internal development. Wind River will modify or replace programs that were determined not to be Year 2000 Compliant. Wind River believes the software and hardware it uses internally or will have installed for internal use will comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, Wind River provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on Wind River's business, operating results or financial condition.

Wind River has funded its Year 2000 Compliance review from operating cash flows and, except for its new financial reporting system, has not separately accounted for these costs. Wind River will incur additional amounts related to the Year 2000 Compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. Excluding the implementation of its financial reporting system, Wind River believes it has completed approximately 85% of the work required to obtain Year 2000 Compliance. Wind River expects to incur costs of approximately $3.5 million to implement its financial reporting system. As of January 31, 1999, Wind River has incurred $1.1 million for the implementation. Wind River's Year 2000 budget will be modified as necessary to address correction of any additional systems identified to be non-compliant. However, management does not anticipate that Wind River will incur other significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 Compliant.

Wind River is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Wind River expects to complete its contingency plans by the first quarter of

1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If Wind River is required to implement any of these contingency plans, it could have a material adverse effect on Wind River's financial condition and results of operations.

Wind River's ability to achieve Year 2000 Compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify propriety software, and unanticipated problems identified in the ongoing compliance review. Such failures could have a material adverse affect on Wind River's business, financial condition and results of operations.

EURO CURRENCY

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their sovereign currencies and
adopted the Euro as their new common legal currency.   Since that date, the
Euro has traded on currency exchanges.   The legacy currencies will remain
legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Wind River is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market and is reviewing whether certain existing contracts will need to be modified. Wind River has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. Wind River does not presently expect that introduction and use of the Euro will materially affect Wind River's foreign exchange exposures and hedging activities or will result in any material increase in costs to Wind River. Wind River's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental, legal and regulatory guidance is not available. Wind River will continue to evaluate issues involving introduction of the Euro. Based on current information and Wind River's current assessment, it does not expect that the Euro conversion will have a material adverse effect on its business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for
internal use.   Wind River believes that the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for Wind River's consolidated financial statements for the fiscal year ending January 31, 2000.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 will be effective for Wind River's consolidated financial statements for the fiscal year ending January 31, 2001. Wind River has not yet determined the impact, if any, of adopting this statement.

In December 1998, the AICPA released SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' with Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.


ITEM 7A.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Wind River's exposure to market risk for changes in interest rates relates primarily to its investment portfolio and long-term debt obligations.

Wind River places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, Wind River's first priority is to reduce the risk of principal loss. Consequently, Wind River seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Wind River mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Wind River believes that an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of January 31, 1999 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes that the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and loses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At January 31, 1999, Wind River had outstanding forward contracts to hedge Japanese Yen with notional amounts totaling approximately $3.7 million.

The unrealized gains and losses on the outstanding forward contracts at January 31, 1999 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 31, 1999 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At January 31, 1999, the notional amount of the accreting interest rate swap was $24.5 million. The estimated fair value at January 31, 1999 was negligible.

EQUITY PRICE RISK

Wind River owns 633,752 shares of common stock of Emultek, Inc., an Israeli corporation. Wind River purchased the common stock prior to Emultek's public offering at a price of $7.50 per share. Emultek went public in July 1998, and at January 31, 1999, the closing price of Emultek's stock was $4.75 per share. Wind River values this investment using the closing price of the stock at the end of each month. As a result, Wind River reflects this investment on our balance sheet at January 31, 1999 at its market value of approximately $3.0 million, with the unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive income component of stockholders' equity. At March 31, 1999, the closing price of Emultek's stock was $7.69.

ITEM 8.


FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     PAGE
--------------------------------------------------------------------------------
Financial Statements:

Report of Independent Accountants                                35

     Consolidated Statements of Income
     for the years ended January 31, 1999, 1998 and 1997         36

     Consolidated Balance Sheets
     at January 31, 1999 and 1998                                37

     Consolidated Statements of Cash Flows
     for the years ended January 31, 1999, 1998, and 1997        38

     Consolidated Statements of  Stockholders' Equity
     for the years ended January 31, 1999, 1998 and 1997.        39

     Notes to Consolidated Financial Statements                  40

Financial Statement Schedules:

     Schedule II -- Valuation and Qualifying Accounts            58



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

                          REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF WIND RIVER SYSTEMS, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 24, 1999

                              WIND RIVER SYSTEMS, INC.

                         CONSOLIDATED STATEMENTS OF INCOME




                                                          YEARS ENDED JANUARY 31,
(In thousands, except per share amounts)               1999        1998         1997
------------------------------------------------------------------------------------------
Revenues:
  Products                                         $  96,446   $  67,110    $  46,354
  Services                                            32,954      25,290       17,646
------------------------------------------------------------------------------------------
    Total revenues                                   129,400      92,400       64,000
------------------------------------------------------------------------------------------

Cost of revenues:
  Products                                             8,760       6,245        4,580
  Services                                            12,941       9,633        6,960
------------------------------------------------------------------------------------------
    Total cost of revenues                            21,701      15,878       11,540
------------------------------------------------------------------------------------------

      Gross profit                                   107,699      76,522       52,460
------------------------------------------------------------------------------------------

Operating expenses:
  Selling and marketing                               45,308      33,066       23,900
  Product development and engineering                 17,638      11,970        7,722
  General and administrative                           7,664       6,261        5,021
  Acquired in-process research and development             -      15,159            -
------------------------------------------------------------------------------------------
    Total operating expenses                          70,610      66,456       36,643
------------------------------------------------------------------------------------------

Income from operations                                37,089      10,066       15,817
------------------------------------------------------------------------------------------

Other income (expense):
  Interest income                                     13,589       7,599        2,465
  Interest expense and other                          (8,729)     (4,213)           -
  Minority interest in consolidated subsidiary          (151)        (88)        (325)
------------------------------------------------------------------------------------------
    Total other income                                 4,709       3,298        2,140
------------------------------------------------------------------------------------------
Income before provision for income taxes              41,798      13,364       17,957
Provision for income taxes                            15,747       8,494        6,677
------------------------------------------------------------------------------------------
    Net income                                     $  26,051   $   4,870    $  11,280
------------------------------------------------------------------------------------------
Net income per share:
  Basic                                            $     .66   $     .13    $     .32
  Diluted                                          $     .61   $     .12    $     .29
------------------------------------------------------------------------------------------
Weighted average common and common equivalent
 shares:
  Basic                                               39,536      38,184       34,713
  Diluted                                             42,502      42,230       39,194
------------------------------------------------------------------------------------------


             See accompanying notes to consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.

                            CONSOLIDATED BALANCE SHEETS




                                                          JANUARY 31,
(In thousands, except par value)                        1999        1998
--------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                          $  42,514  $  100,633
  Short-term investments                               9,143      61,107
  Accounts receivable, net of
     allowances of $1,550 and $1,460                  30,375      18,076
  Prepaid and other current assets                    10,598       5,210
--------------------------------------------------------------------------------
     Total current assets                             92,630     185,026

Investments                                          155,618      60,329
Land and equipment, net                               31,350      24,496
Other assets                                          13,021      15,447
Restricted cash                                       34,157       2,510
--------------------------------------------------------------------------------
       Total assets                                $ 326,776  $  287,808
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   3,389  $    3,806
  Accrued liabilities                                 10,005       9,733
  Accrued compensation                                 5,950       5,441
  Income taxes payable                                   405       1,415
  Deferred revenue                                    17,062      15,027
--------------------------------------------------------------------------------
     Total current liabilities                        36,811      35,422
Convertible subordinated notes                       140,000     140,000
--------------------------------------------------------------------------------
     Total liabilities                               176,811     175,422
--------------------------------------------------------------------------------

Minority interest in consolidated subsidiary             551         400
--------------------------------------------------------------------------------

Commitments and contingencies (Note 12)


Stockholders' equity:
  Common Stock, par value $.001; 125,000
   authorized; 41,718 and 39,250 shares issued;
   40,606 and 38,535 shares outstanding                   41          39
  Additional paid in capital                         124,605     101,141
  Treasury stock, 1,112 and 715 shares at cost       (25,491)    (15,485)
  Accumulated other comprehensive loss                (2,155)     (1,197)
  Retained earnings                                   52,414      27,488
--------------------------------------------------------------------------------
     Total stockholders' equity                      149,414     111,986
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity    $ 326,776  $  287,808
--------------------------------------------------------------------------------



             See accompanying notes to consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         YEARS ENDED JANUARY 31,
(In thousands)                                          1999        1998         1997
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                       $  26,051   $   4,870    $  11,280
  Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation and amortization                     8,339       4,798        2,880
     Deferred income taxes                              (244)     (2,894)        (780)
     Minority interest in consolidated subsidiary        151          88          105
     Acquired in-process research and development          -      15,159            -
     Change in assets and liabilities:
       Accounts receivable                           (12,176)     (4,780)      (4,080)
       Prepaid and other assets                       (5,388)     (5,727)      (4,435)
       Accounts payable                                 (570)      2,015          446
       Accrued liabilities                              (235)      4,387        2,716
       Accrued compensation                              409       1,050        1,749
       Income taxes payable                           12,631       9,368        6,410
       Deferred revenue                                2,035       8,756        2,057
-----------------------------------------------------------------------------------------
       Net cash provided by operating activities      31,003      37,090       18,348
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisition of land and equipment                  (12,670)    (19,704)      (6,647)
  Capitalized software development costs                   -        (803)        (707)
  Acquisitions, net of cash acquired                       -     (20,553)           -
  Purchases of investments                          (232,193)   (264,048)     (79,031)
  Sales and maturities of investments                187,753     235,877        9,411
  Restricted cash                                    (31,647)     (2,510)           -
-----------------------------------------------------------------------------------------
       Net cash used in investing activities         (88,757)    (71,741)     (76,974)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Issuance of Common Stock, net                        9,484       4,265       59,361
  Purchase of treasury stock                         (10,006)    (12,364)      (7,050)
  Sales of treasury stock                                  -           -        7,194
  Issuance of convertible subordinated notes, net          -     134,925            -
-----------------------------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                     (522)    126,826       59,505
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
  equivalents                                            157      (1,390)        (236)
-----------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash
         equivalents                                 (58,119)     90,785          643
Cash and cash equivalents at beginning of year       100,633       9,848        9,205
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $  42,514   $ 100,633    $   9,848
-----------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
       Cash paid for interest                      $   7,000   $      --    $      --
       Cash paid for income taxes                  $   1,896   $   3,037    $   2,285
-----------------------------------------------------------------------------------------



             See accompanying notes to consolidated financial statements

                              WIND RIVER SYSTEMS, INC.

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                  ADDITIONAL
                                                COMMON            STOCK            PAID IN       TREASURY              STOCK
(In thousands)                                  SHARES           AMOUNT             CAPITAL       SHARES              AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1996                      31,763           $   32        $  24,782              (507)       $     (3,265)
Net income                                            -                -                -                  -                   -
Unrealized loss on investments                        -                -                -                  -                   -
Currency translation adjustments                      -                -                -                  -                   -
      Comprehensive income                            -                -                -                  -                   -
Common Stock issued
    in public offering, net                       4,713                5           55,584                845               7,194
Common Stock issued
   upon exercise of stock options                 1,470                1            2,593                  -                   -
Common Stock issued under
stock purchase plan                                 128                -            1,178                  -                   -
Tax benefit from stock plans                          -                -            5,740                  -                   -
Purchase of treasury stock                            -                -                -              (507)             (7,050)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997                      38,074               38           89,877              (169)             (3,121)
Net income                                            -                -                -                  -                   -
Unrealized gain on investments                        -                -                -                  -                   -
Currency translation adjustments                      -                -                -                  -                   -
      Comprehensive income                            -                -                -                  -                   -
Common Stock issued
   upon exercise of stock options                 1,080                1            2,403                  -                   -
Common Stock issued under
stock purchase plan                                  96                -            1,861                  -                   -
Tax benefit from stock plans                          -                -            7,000                  -                   -
Purchase of treasury stock                            -                -                -              (546)            (12,364)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998                      39,250               39          101,141              (715)            (15,485)
Net income                                            -                -                -                  -                   -
Unrealized loss on investments                        -                -                -                  -                   -
Currency translation adjustments                      -                -                -                  -                   -
      Comprehensive income                            -                -                -                  -                   -
Common Stock issued upon
   acquisition of Zinc Software, Inc.               339                -              582                  -                   -
Common Stock issued
   upon exercise of a warrant                       337                -            1,109                  -                   -
Common Stock issued
   upon exercise of stock options                 1,671                2            5,926                  -                   -
Common Stock issued under
stock purchase plan                                 121                -            2,447                  -                   -
Tax benefit from stock plans                          -                -           13,400                  -                   -
Purchase of treasury stock                            -                -                -              (397)            (10,006)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                      41,718           $   41       $  124,605            (1,112)         $  (25,491)
-----------------------------------------------------------------------------------------------------------------------------------





                                                   ACCUMULATED                                                  TOTAL STOCK-
                                               OTHER COMPREHENSIVE                 RETAINED                      HOLDERS'
(In thousands)                                    INCOME (LOSS)                    EARNINGS                        EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1996                         $   (74)                    $   11,338                        $  32,813
                                               -----------------                                                -----------------
Net income                                                 -                        11,280                           11,280
Unrealized loss on investments                         (353)                             -                            (353)
Currency translation adjustments                       (236)                             -                            (236)
                                               -----------------                                                -----------------
      Comprehensive income                             (589)                             -                           10,691
                                               -----------------                                                -----------------
Common Stock issued
    in public offering, net                                -                             -                           62,783
Common Stock issued
   upon exercise of stock options                          -                             -                            2,594
Common Stock issued under
stock purchase plan                                        -                             -                            1,178
Tax benefit from stock plans                               -                             -                            5,740
Purchase of treasury stock                                 -                             -                          (7,050)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997                            (663)                        22,618                          108,749
                                               -----------------                                                -----------------
Net income                                                 -                         4,870                            4,870
Unrealized gain on investments                           856                             -                              856
Currency translation adjustments                     (1,390)                             -                          (1,390)
                                               -----------------                                                -----------------
      Comprehensive income                             (534)                             -                            4,336
                                               -----------------                                                -----------------
Common Stock issued
   upon exercise of stock options                          -                             -                            2,404
Common Stock issued under
stock purchase plan                                        -                             -                            1,861
Tax benefit from stock plans                               -                             -                            7,000
Purchase of treasury stock                                 -                             -                         (12,364)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998                          (1,197)                        27,488                          111,986
                                               -----------------                                                -----------------
Net income                                                 -                        26,051                           26,051
Unrealized loss on investments                       (1,115)                             -                          (1,115)
Currency translation adjustments                         157                             -                              157
                                               -----------------                                                -----------------
      Comprehensive income                             (958)                             -                           25,093
                                               -----------------                                                -----------------
Common Stock issued upon
   acquisition of Zinc Software, Inc.                      -                       (1,125)                            (543)
Common Stock issued
   upon exercise of a warrant                              -                             -                            1,109
Common Stock issued
   upon exercise of stock options                          -                             -                            5,928
Common Stock issued under
stock purchase plan                                        -                             -                            2,447
Tax benefit from stock plans                               -                             -                           13,400
Purchase of treasury stock                                 -                             -                         (10,006)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                       $  (2,155)                     $  52,414                       $  149,414
-----------------------------------------------------------------------------------------------------------------------------------



             See accompanying notes to consolidated financial statements.

                              WIND RIVER SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wind River Systems, Inc. and its subsidiaries are engaged in developing and marketing operating systems and software development tools for creating real-time and embedded applications. Wind River's flagship product, TORNADO, is a scalable, cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communication channel to a real-time operating system ("RTOS") that runs on all significant 32- and 64- bit embedded target microprocessors. TORNADO consists of the Tornado toolset, VxWorks, an RTOS, and a full range of communications options.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Wind River and its wholly owned subsidiaries: Wind River Systems International, Inc., a United States corporation; Wind River Systems, E.C., S.A.R.L., a French corporation; Wind River Systems GmbH, a German corporation; Wind River Systems Italia, S.r.l, an Italian corporation; Wind River Systems UK, Ltd., a United Kingdom corporation; Wind River Systems Scotland Ltd., a Scottish corporation; Zinc Software, Incorporated, a United States Corporation; and its majority-owned subsidiary Wind River Systems K.K. ("WRSKK"), a Japanese corporation. All significant inter-company accounts and transactions have been eliminated.

Wind River has a fiscal year end of January 31. The international subsidiaries have fiscal year-ends of December 31. The consolidated financial statements include the subsidiaries' accounts as of December 31.

Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and an accreting interest rate swap agreement. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

INVESTMENTS

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

CONCENTRATION OF CREDIT RISK

Wind River's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. Wind River's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy limits Wind River's exposure to concentration of credit risk. Wind River's accounts receivable result primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. Wind River performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses; historically, such losses have been immaterial. As a consequence, concentrations of credit risk are limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of Wind River's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The estimated fair value for the convertible subordinated notes (with a carrying amount of $140 million at January 31, 1999) is approximately $135.8 million at January 31, 1999. The fair value for the convertible subordinated notes is based on quoted market prices.

LAND AND EQUIPMENT

Land and equipment are stated at cost. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for computer equipment and four to ten years for furniture and equipment. Leasehold improvements are amortized over the term of the related lease or useful economic life, if shorter.

SOFTWARE DEVELOPMENT COSTS

Wind River accounts for software development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of eighteen months is assigned to capitalized software development costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred. The amortization of capitalized software costs which were charged to cost of product revenues during fiscal 1999, 1998 and 1997 were $530,000, $654,000 and $600,000, respectively. At January 31, 1999 and 1998, Wind River had capitalized software costs of $446,000 and $977,000, respectively.

OTHER ASSETS

Other assets include bond issuance costs, purchased technology, capitalized software development costs, equity investments, and deposits. Bond issuance costs are amortized over five years and purchased technology is amortized over three years.

Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology and capitalized software development costs, Wind River periodically reviews the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers.

REVENUE RECOGNITION

Wind River adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Wind River's current licensing or revenue recognition practices.

Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from fees from software porting and development contracts, software maintenance and support contracts, customer training and consulting. Maintenance contracts are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

Product revenues are generally recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Any maintenance included in these arrangements is deferred based on VSOE and recognized ratably over the term of the arrangement. Service revenues from engineering services contracts are generally recognized on the percentage-of-completion basis. Service revenues from software maintenance, support and update fees (post-contract support) are recognized ratably over the contract period. Services revenue from training and consulting are recognized when the services are provided.


In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is VSOE of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

FOREIGN CURRENCY TRANSLATION

The functional currency of foreign subsidiaries is the local currency. Accordingly, assets and liabilities of the subsidiaries are translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and were not significant for any of the periods presented.

STOCK-BASED COMPENSATION PLANS

Wind River accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair market value of Wind River's stock and the amount an employee must pay to acquire the stock. Wind River's policy is to grant options with an exercise price equal to the quoted market price of Wind River's stock on the grant date. Accordingly, no compensation expense has been recognized for its stock option plans.

NET INCOME PER SHARE

Net income per share includes basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer
software developed or obtained for internal use.   Wind River believes that
the adoption of SOP 98-1 will not have a material impact on its consolidated financial statements. SOP 98-1 will be effective for Wind River's consolidated financial statements for the fiscal year ending January 31, 2000.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 will be effective for Wind River's consolidated financial statements for the fiscal year ending January 31, 2001. Wind River has not yet determined the impact, if any, of adopting this statement.

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


NOTE 2: ACQUISITIONS

In May 1998, Wind River acquired Zinc Software, Incorporated, a privately held company that develops, markets and supports graphical application software. In connection therewith, Wind River issued 339,917 shares of common stock in exchange for all of the outstanding stock of Zinc. The acquisition was accounted for as a pooling of interests. As the operations of Zinc were not material to Wind River's consolidated operations and financial position, the financial statements of Zinc have been recorded in the consolidated financial statements as of May 1, 1998.

On December 31, 1997, Wind River entered into an OEM license agreement with NCI to license the right to access and modify the source code version of certain NCI technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under the agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for NCI engineering services incurred prior to source code delivery.
 In addition, selected elements of the NCI technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified NCI technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

On January 30, 1998, Wind River acquired Objective Software Technology, Ltd. ("OST"), a privately held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities
assumed based upon the fair values at the date of acquisition.   The excess
of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6.1 million, of which $4.1 million was allocated to in-process research and development and expensed immediately. Wind River used the discounted cash flow ("DCF") approach to determine the fair value of OST and its identifiable assets, including the value of the products in the development stage which were not considered to have reached technological feasibility. The DCF approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The balance of the excess acquisition cost was allocated to acquired technology ($2.0 million) which is being amortized over three years.

Wind River incurred approximately $1.0 million of other non-merger incremental costs associated with these acquisitions which were included in the in-process research and development write-offs.


NOTE 3: LAND AND EQUIPMENT

Land and equipment consist of the following:

                                                          JANUARY 31,
(In thousands)                                          1999        1998
--------------------------------------------------------------------------------
Land                                               $  13,640   $  11,445
Computer equipment                                    27,625      18,989
Furniture and equipment                                4,552       3,005
Leasehold improvements                                 1,127       2,019
--------------------------------------------------------------------------------
                                                      46,944      35,458
Less accumulated depreciation                        (15,594)    (10,962)
--------------------------------------------------------------------------------
                                                   $  31,350   $  24,496
--------------------------------------------------------------------------------

In fiscal 1998, Wind River purchased real property for its headquarters in
the City of Alameda, California for $11.4 million.   In fiscal 1999, Wind
River made $2.2 million of related land improvements.

NOTE 4: INVESTMENTS

Cash equivalents and investments consist of the following:

                                                          JANUARY 31,
(In thousands)                                          1999        1998
--------------------------------------------------------------------------------
Money market fund                                 $    7,003  $   15,039
Municipal bonds                                        4,935      55,445
U.S. government and agency obligations                43,267      71,588
Corporate bonds                                       85,326      44,587
Other debt securities                                 61,423      23,640
--------------------------------------------------------------------------------
Total available-for-sale securities                  201,954     210,299
Less amounts classified as cash equivalents          (37,193)    (88,863)
--------------------------------------------------------------------------------
Total investments                                  $ 164,761   $ 121,436
--------------------------------------------------------------------------------

The contractual maturities of marketable securities, regardless of their balance sheet classification, were as follows:

                                                          JANUARY 31,
(In thousands)                                          1999        1998
--------------------------------------------------------------------------------
Due in 1 year or less                              $   9,143   $  61,107
Due in 1-2 years                                      30,385      34,274
Due in 2-5 years                                      78,523      26,055
Due in 5 years or more                                46,710           -
--------------------------------------------------------------------------------
Total investments                                  $ 164,761   $ 121,436
--------------------------------------------------------------------------------

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended January 31, 1999, 1998 and 1997. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.


NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts ("forward contracts") to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of a reporting period are marked-to-market, with unrealized gains and losses included in net income as a component of other income (expense). Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At January 31, 1999, Wind River had outstanding forward contracts with notional amounts totaling approximately $3.7 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency transaction exposures in the Japanese yen. The difference between cost and estimated fair value at January 31, 1999 was negligible.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters (see Note 12). The Swap Agreement effectively changes Wind River's interest rate exposure on its operating lease which is at one month LIBOR to a fixed rate of 5.9%. The notional amount under the Swap Agreement is scheduled to increase in relation to the funds used to construct Wind River's new headquarters. The differential to be paid or received under the Swap Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Swap Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparty to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Wind River.

NOTE 6: PROVISION FOR INCOME TAXES

The provision for income taxes was composed as follows:

                                             YEARS ENDED JANUARY 31,
(In thousands)                             1999         1998        1997
--------------------------------------------------------------------------------
Current:
  Federal                               $11,716       $7,092      $5,139
  State                                   1,836        1,588       1,151
  Foreign                                 2,439        2,708       1,167
--------------------------------------------------------------------------------
                                         15,991       11,388       7,457
--------------------------------------------------------------------------------
Deferred:
  Federal                                  (245)      (1,901)       (736)
  State                                       1         (207)         14
  Foreign                                     0         (786)        (58)
--------------------------------------------------------------------------------
                                           (244)      (2,894)       (780)
--------------------------------------------------------------------------------
                                      $  15,747       $8,494      $6,677
--------------------------------------------------------------------------------

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                             YEARS ENDED JANUARY 31,
(In thousands)                             1999         1998        1997
--------------------------------------------------------------------------------
Expected rate                             35.0%        35.0%       34.0%
State taxes, net of federal benefit         3.8          6.7         4.1
Foreign taxes                               1.3          8.8         5.0
In-process technology write-off               -         26.2           -
Research and development, net              (1.4)        (1.7)       (1.0)
Tax exempt interest                        (0.3)        (8.9)       (4.5)
Foreign sales corporation benefit          (0.5)        (1.4)       (0.7)
Other                                      (0.2)        (1.1)        0.3
--------------------------------------------------------------------------------
                                          37.7%        63.6%       37.2%
--------------------------------------------------------------------------------

The effective consolidated tax rate in fiscal 1998 was higher due to the permanent difference resulting from the write-off of in-process research and development during the fourth quarter of fiscal 1998. In fiscal 1999, 1998 and 1997, tax benefits resulting from the exercise of employee stock options amounting to $13.4 million, $7.0 million and $5.7 million, respectively, were credited to stockholders' equity and reduced income taxes payable.

Deferred tax assets (liabilities) which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following:


                                                          JANUARY 31,
(In thousands)                                          1999        1998
--------------------------------------------------------------------------------
Amortization                                          $1,898      $2,065
Employee benefit accruals                                737         595
Accounts receivable reserves                             524         472
Accrued expenses and other                             1,253         978
--------------------------------------------------------------------------------
Gross deferred tax assets                              4,412       4,110
--------------------------------------------------------------------------------
Depreciation                                            (589)       (364)
Other                                                   (401)       (568)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                          (990)       (932)
--------------------------------------------------------------------------------
Net deferred tax assets                               $3,422      $3,178
--------------------------------------------------------------------------------

NOTE 7: CONVERTIBLE SUBORDINATED NOTES

In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes (the "Notes"), which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's Common Stock at a conversion price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

NOTE 8: COMPREHENSIVE INCOME

In February 1998, Wind River adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for Wind River, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The adoption of SFAS 130 had no impact on Wind River's results of operations.

Wind River's comprehensive income has been presented in the Consolidated Statements of Stockholders' Equity. As of January 31, 1999, accumulated other comprehensive loss consisted of foreign currency translation adjustments of $1,543,000 and unrealized loss on investments of $612,000.


NOTE 9: NET INCOME PER SHARE

In accordance with SFAS 128, the calculation of basic and diluted net income per share is presented below:

                                              YEARS ENDED JANUARY 31,
(In thousands, except per share
information)                               1999         1998          1997
--------------------------------------------------------------------------------
Basic computation:
Net income                             $  26,051   $    4,870   $    11,280
Weighted average common shares
 outstanding                              39,536       38,184        34,713
--------------------------------------------------------------------------------
Basic net income per share             $    0.66   $     0.13   $      0.32
--------------------------------------------------------------------------------
Diluted computation:
Net income                             $  26,051   $    4,870   $    11,280
--------------------------------------------------------------------------------
Weighted average common shares
 outstanding                              39,536       38,184        34,713
Incremental shares from assumed
 conversions:
  Stock options                            2,966        4,046         4,481
  Convertible subordinated notes               -
Dilutive potential common shares           2,966        4,046         4,481
--------------------------------------------------------------------------------
Total dilutive average common shares
 outstanding                              42,502       42,230        39,194
--------------------------------------------------------------------------------
Diluted net income per share           $    0.61   $     0.12   $      0.29
--------------------------------------------------------------------------------

Effect of assumed conversion of the convertible subordinated notes is anti-dilutive and therefore excluded from the above computations.

NOTE 10: COMMON STOCK

On May 24, 1996, March 10, 1997 and February 4, 1999, Wind River effected three-for-two splits of its Common Stock in the form of stock dividends. Par value remained at $0.001 per share. Accordingly, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

During fiscal year 1999, Wind River repurchased approximately 397,000 shares of Common Stock at an aggregate cost of approximately $10.0 million. In January 1999, the Board of Directors increased the amount of the Common Stock to be repurchased per quarter at prevailing market prices or in negotiated transactions off the market to $4.0 million per quarter.

In May 1998, Wind River issued 339,917 unregistered shares of its Common Stock to the shareholders of Zinc Software, Incorporated in exchange for all of the then outstanding shares of Zinc. In January 1999 Wind River issued 337,500 of unregistered shares of its Common Stock to Innotech Corporation upon Innotech's exercise of a warrant issued in January 1995, for an aggregate exercise price of approximately $1.1 million.

NOTE 11: STOCK BASED COMPENSATION PLANS

As of January 31, 1999, Wind River had five stock-based compensation plans. Wind River accounts for its stock-based compensation plans in conformity with APB 25 and related Interpretations and has adopted the additional pro forma disclosure provisions of SFAS 123. Accordingly, no compensation expense has been recognized for its four fixed stock option plans and its stock purchase plan.

The Amended and Restated 1987 Equity Incentive Plan (the "1987 Plan") allows for the issuance of options and other stock awards to Company employees and consultants to purchase a maximum of 14,175,000 shares of Common Stock. Stock options granted under the 1987 Plan may be incentive stock options or nonstatutory stock options. Individuals owning more than 10% of Wind River's stock are not eligible to receive incentive stock options under the 1987 Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Nonstatutory stock options issued to holders of less than 10% of Wind River's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although Wind River's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the 1987 Plan, option vesting provisions are established by the Board of Directors when options are granted. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. Unexercised options are automatically canceled three months after termination of the optionee's employment or other service with Wind River.

In April 1995, Wind River adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of nonstatutory stock options to purchase Common Stock of Wind River to directors of Wind River who are not employees of, or consultants to, Wind River or any affiliate of Wind River (Non-Employee Directors). The Directors' Plan allows for the issuance of options to purchase a maximum of 337,500 shares of Common Stock. Options issued are granted at prices of 100% of the fair market value of the Common Stock at the date of grant and with expirations of ten years from the grant date. Initial options granted to each Non-Employee Director vest in annual increments over a period of four years from the date of grant, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant as long as the optionee has attended 75% of the meetings of the board and committees on which he serves. Unexercised options will terminate six months after such optionee's termination of all service with Wind River and its affiliates.

In April 1998, Wind River adopted the 1998 Non-Officer Stock Option Plan (the "Non-Officer Plan"). The Non-Officer Plan provides for grants of nonstatutory stock options to employees and consultants who are not officers or directors of Wind River. An aggregate of 1,950,000 shares of Common Stock have been reserved for issuance under the Non-Officer Plan. The exercise price of nonstatutory stock option granted under the Non-Officer Plan may not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All nonstatutory stock options may be granted under the Non-Officer Plan have a maximum term of 10 years. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. The Non-Officer Plan and options thereunder may be amended by the Board from time to time. The Non-Officer Plan will terminate on April 22, 2008.

In June 1998, Wind River adopted the 1998 Equity Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants of options and other stock awards to Company employees, directors and consultants to purchase a maximum of 1,500,000 shares of Common Stock. Stock options granted under the 1998 Plan may be incentive stock options or nonstatutory stock options. Individuals owning more than 10% of Wind River's stock are not eligible to receive incentive stock options under the 1998 Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Nonstatutory stock options issued to holders of less than 10% of Wind River's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although Wind River's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the 1998 Plan, option vesting provisions are established by the Board of Directors when options are granted. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. Unexercised options are automatically canceled three months after termination of the optionee's employment or other service with Wind River.

The number of shares for which options under these four plans were exercisable was approximately 2,338,000, 2,603,000, and 2,054,000 at January 31, 1999, 1998 and 1997, respectively. Activity under the 1987 Plan, the Directors' Plan, the 1998 Plan and the Non-Officer Plan is summarized as follows:

                                   FISCAL 1999                            FISCAL 1998                         FISCAL 1997
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except      NUMBER OF       WEIGHTED AVERAGE       NUMBER OF     WEIGHTED AVERAGE      NUMBER OF   WEIGHTED AVERAGE
per share amounts)           SHARES        PRICE PER SHARE         SHARES       PRICE PER SHARE        SHARES     PRICE PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Beginning balance            6,642              12.30                5,324          4.58               5,867         2.51
Granted                      2,471              24.52                2,986         22.36               1,112        11.41
Exercised                   (1,671)              3.92               (1,080)         2.24              (1,470)        1.65
Canceled                      (479)             17.41                 (588)        11.45                (185)        3.81
------------------------------------------------------------------------------------------------------------------------------------
Ending balance               6,963              18.27                6,642         12.30               5,324         4.58
------------------------------------------------------------------------------------------------------------------------------------


The following table summarizes information about fixed stock options outstanding at January 31, 1999:

                                            OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                        -----------------------------------------------------------     --------------------------------------
                                            WEIGHTED-AVERAGE
  RANGE OF EXERCISE         NUMBER        REMAINING CONTRACTUAL    WEIGHTED-AVERAGE                          WEIGHTED- AVERAGE
       PRICES             OUTSTANDING              LIFE              EXERCISE PRICE     NUMBER EXERCISABLE      EXERCISE PRICE


                        (In thousands)       (In years)                                     (In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
   $.01 - $2.00             602               4.8                     $ 1.31                   598               $ 1.31
  $2.01 - $5.00             661               6.3                     $ 3.48                   551               $ 3.37
 $5.01 - $10.00             643               7.0                     $ 7.61                   445               $ 7.60
$10.01 - $15.00             606               7.8                     $12.25                   306               $12.05
$15.01 - $22.00             847               9.1                     $21.27                   102               $20.42
$22.01 - $25.00             735               9.2                     $23.34                    42               $23.96
$25.01 - $27.00           1,757               9.1                     $26.11                   241               $25.64
$27.01 - $31.92           1,112               8.7                     $27.63                    53               $27.85
-----------------------------------------------------------------------------------------------------------------------------------
  $.01 - $31.92           6,963               8.1                     $18.27                 2,338               $ 8.75
-----------------------------------------------------------------------------------------------------------------------------------

In March 1993, Wind River adopted the Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 1,350,000 shares of Common Stock are authorized for issuance under the Purchase Plan. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock, determined by the closing price on the Nasdaq National Market, at the commencement date or the ending date of each six month offering period.

Sales under the Purchase Plan in fiscal 1999, 1998 and 1997 were 121,000, 96,000 and 127,500 shares of Common Stock, respectively, at an average price of $20.28, $19.43 and $9.78, respectively. At January 31, 1999, 354,473 shares of Common Stock were available for future purchase.

PRO FORMA DISCLOSURES

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 1999, 1998 and 1997:

                                                Years Ended January 31,
                                           1999         1998        1997
--------------------------------------------------------------------------------
Risk free interest rates                  5.30%        6.04%       6.33%
Expected volatility                         48%          54%         66%
Expected option life                  6.5 years    6.3 years   6.4 years
Expected dividends                            -            -           -
--------------------------------------------------------------------------------

Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River's net income and net income per share would have been as follows:


(In thousands except                           YEARS ENDED JANUARY 31,
per share amounts)                         1999         1998        1997
--------------------------------------------------------------------------------
Net income:
As reported                           $  26,051    $   4,870    $ 11,280
  Pro Forma                           $   4,279    $  (5,782)   $  7,296

Net income per share:
  Basic:
     As reported                      $    0.66    $    0.13    $   0.32
     Pro Forma                        $    0.11    $   (0.15)   $   0.21

  Diluted:
     As reported                      $    0.61     $   0.12   $    0.29
     Pro Forma                        $    0.10     $  (0.15)  $    0.19
--------------------------------------------------------------------------------


The pro forma amounts include compensation expense related to fiscal 1999, 1998 and 1997 stock option grants and sales of Common Stock under the Purchase Plan only. The effects of applying SFAS 123 on pro forma disclosures of net income or loss and net income or loss per share for fiscal 1999, 1998 and 1997 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Wind River leases certain property consisting of subsidiary headquarters, customer training facilities, sales facilities and equipment under non-cancelable operating leases that expire at various dates through March 2007. Future minimum rental payments under non-cancelable operating leases subsequent to fiscal 1999 are as follows:

(In thousands)
--------------------------------------------------------------------------------
Year ending January 31,
  2000                   $  2,845
  2001                      1,311
  2002                        327
  2003                        150
  2004                        135
  Thereafter                  238
--------------------------------------------------------------------------------
                          $ 5,006
--------------------------------------------------------------------------------

Rental expense for fiscal 1999, 1998 and 1997 was $3.1 million, $2.5 million and $2.0 million, respectively.

In fiscal 1998, Wind River entered into an operating lease agreement for its new headquarters facility being constructed on the land Wind River purchased in Alameda, California. As of January 31, 1999, the lessor has funded a total of $29.0 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin in May 1999 and will vary based on the total construction costs of the property, including capitalized interest, and the London interbank offering rate ("LIBOR").

Construction of the new headquarters building was completed in the first quarter of fiscal year 2000. In connection with the lease, Wind River is obligated to enter into a lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the building at the lessor's original cost or arrange for the building to be acquired. Wind River has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. Wind River is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of January 31, 1999, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse effect on Wind River's financial position or results of operations.


NOTE 13: RELATED PARTY TRANSACTIONS

Wind River distributes its products in Japan through WRSKK, a joint venture in which Wind River owns a 70% equity interest. Innotech Corporation ("Innotech"), Kobe Steel Ltd. and Nissin Electric Ltd., the other partners in the joint venture, each owns a 10% equity interest. Wind River entered into distributor agreements with the three minority interest owners of WRSKK, Innotech, Kobe Steel, Ltd., and Nissin Electric Ltd., in March 1993, October 1991, and October 1991, respectively. The Innotech agreement was amended in December 1995 to provide for an extended contract term and to issue to Innotech a warrant to purchase 337,500 shares of Wind River's Common Stock for $3.29 per share. The warrant was valued at $100,000 and charged to cost of sales in fiscal 1996. The warrant was exercised on January 26, 1999.

All products in Japan are sold through WRSKK's three master distributors. Revenues derived from master distributor transactions in Japan amounted to $17.0 million, $8.5 million, and $9.1 million in fiscal 1999, 1998 and 1997, respectively. The percentage of Japan revenues from Innotech in fiscal year 1999, 1998 and 1997 was 53%, 32% and 58%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 1999, 1998 and 1997 was 34%, 52% and 24%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 1999, 1998 and 1997 was 13%, 16% and 18%, respectively. Advances from the joint venture partners were approximately $310,000 and $1.9 million at January 31, 1999 and 1998, respectively.


NOTE 14: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal year 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

Wind River operates in one industry segment - technology for embedded operating systems. Management uses one measurement of profitability for its business. Wind River markets its products and related services to customers in the United States, Canada, Europe and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and assets by geographic location is as follows:

(In thousands)                                 REVENUES               ASSETS
--------------------------------------------------------------------------------
Fiscal year ended January 31, 1999
   Unites States                         $      87,787            $    295,802
   Japan                                        17,018                  12,043
   Other International                          24,595                  18,931
--------------------------------------------------------------------------------
   Consolidated                          $     129,400            $    326,776
--------------------------------------------------------------------------------
Fiscal year ended January 31, 1998
   Unites States                         $      65,475            $    266,970
   Japan                                         8,504                   7,196
   Other International                          18,421                  13,642
--------------------------------------------------------------------------------
   Consolidated                          $      92,400            $    287,808
--------------------------------------------------------------------------------
Fiscal year ended January 31, 1997
   Unites States                         $      41,928            $    109,359
   Japan                                         9,104                   9,740
   Other International                          12,968                   9,562
--------------------------------------------------------------------------------
   Consolidated                          $      64,000            $    128,661
--------------------------------------------------------------------------------

Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

                                       PART III


ITEM 10.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the registrant's executive officers is included in Item 4A of this 10-K. The information required by the item relating to the registrant's directors is incorporated by reference from Wind River's proxy statement related to the annual stockholders' meeting to be held on June 24, 1999, to be filed by Wind River with the Securities and Exchange Commission ("Proxy Statement").


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


ITEM 14.


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

  1. Financial Statements and Financial Statement

       Schedules - See Index to Consolidated Financial Statements at Item 8 on page 34 of this report.

       All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

  2. Exhibits

       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER           EXHIBIT TITLE
----------------------------------------------------------------------------------------------------------------------------------
3.1     (xi)     Certificate of Incorporation of Wind River, as amended to date.
3.2     (i)      By-laws of Wind River.
10.1*   (i)      Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
10.2*   (iv)     1987 Equity Incentive Plan, as amended to date.
10.3*   (i)      Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan.
10.4*   (i)      Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.
10.5*   (iv)     1993 Employee Stock Purchase Plan, as amended to date.
10.6    (i)      Master Technology License Agreement between the Registrant and Wind River Systems, K.K., dated as of
                 September 11, 1990.
10.7    (i)      Amended Joint Venture Agreement for Wind River Systems, K.K. between the Registrant and the parties named herein, dated as of October 1, 1991.
10.9    (i)      Marina Village Industrial Gross Lease between the Registrant and Alameda Real Estate Investments, dated as of
                 March 15, 1990, as amended.
10.10*  (ii)     Employment Agreement between the Registrant and Ronald A. Abelmann, dated as of March 4, 1994.
10.12*  (iii)    Amended and restated Deferred Compensation Agreement between the Registrant and Ronald A. Abelmann.
10.14*  (iv)     1995 Non-Employee Directors' Stock Option Plan.
10.15*  (v)      Form of Nonstatutory Stock Option Grant under the Non-Employee Director's Stock Option Plan.
10.16   (vi)     Indenture between Wind River and Deutschebank AG as Trustee, dated as of July 31, 1997.
10.17   (vi)     Convertible Subordinated Notes Purchase Agreement between the Registrant and Deutsche Morgan Grenfell Inc.,
                 Hambrecht & Quist L.L.C., and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.
10.18   (vi)     Registration Rights Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist
                 L.L.C., and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.
10.19   (vii)    Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of
                 September 12 1997.
10.13*  (viii)   Executive Officers' Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.
10.20*  (viii)   Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.
10.21   (ix)     1998 Non-Officer Stock Option Plan.
10.22*  (x)      1998 Equity Incentive Plan.
10.23*  (x)      Form of Stock Option Agreement under the 1998 Equity Incentive Plan.
21               Subsidiaries of Registrant.
23               Consent of Independent Accountants.






27.1             Financial Data Schedule.
----------------------------------------------------------------------------------------------------------------------------------
        (i)      Incorporated by reference from Wind River's Registration Statement on Form S-1 (No. 33-59146), filed with the
                 Commission on March 5, 1993, as amended through the date hereof.
        (ii)     Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 1994 and incorporated herein by reference.
        (iii)    Filed as an exhibit to Form 10-Q/A, Amendment No. 2, for the quarter ended April 30, 1996 and incorporated herein by reference.
        (iv)     Incorporated by reference from Wind River's Registration Statement on Form S-8 (No. 333-06921) filed with the
                 Commission on June 18, 1996.
        (v)      Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 1997 and incorporated herein by reference.
        (vi)     Filed as an exhibit to Form 10-Q for the quarter ended July 31, 1997 and incorporated herein by reference.
        (vii)    Filed as an exhibit to Form 10-Q for the quarter ended October 31, 1997 and incorporated herein by reference.
        (viii)   Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 1998 and incorporated herein by reference.
        (ix)     Filed as an exhibit to Form 10-Q for the quarter ended April 30, 1998 and incorporated herein by reference.
        (x)      Filed as an exhibit to Form 10-Q for the quarter ended July 31, 1998 and incorporated herein by reference.
        (xi)     Filed as an exhibit to Form 10-Q for the quarter ended October 31, 1998 and incorporated herein by reference.
        *        Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b) (10) of Regulation S-K.




(b)  Reports on Form 8-K

     None.

EXHIBIT 21


SUBSIDIARIES OF REGISTRANT

Wind River Systems, E.C., S.A.R.L, a French corporation.
Wind River Systems GmbH, a German corporation.
Wind River Systems UK, Ltd., a United Kingdom corporation.
Wind River Systems Scotland Ltd., a Scottish corporation
Wind River Systems Italia, S.r.l., an Italian corporation.
Wind River Systems K.K., a Japanese corporation, a majority (70%)-owned subsidiary.
Wind River Systems International, Inc., a U.S. corporation.
Zinc Software, Incorporated, a U.S. corporation.


EXHIBIT 23


CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-63796, 33-59146, 333-06921, 333-66245 and
333-61053) and the Prospectuses constituting part of Form S-3 (Nos. 333-59311 and 333-38987) of Wind River Systems, Inc. of our report dated February 24, 1999, appearing on page 35 of this Form 10-K.

PRICEWATERHOUSECOOPERS LLP
San Jose, California

April 23, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Wind River Systems, Inc.


Dated: April 23, 1999              \s\ RICHARD W. KRABER
                                   -------------------------------
                                   Richard W. Kraber

                                   Vice President of Finance and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on April 23, 1999.

NAME                                    TITLE

\s\ JERRY L. FIDDLER                    Chairman of the Board
----------------------------------
Jerry L. Fiddler


\s\ RONALD A. ABELMANN                  President, Chief Executive Officer and
----------------------------------      Director (principal executive officer)
Ronald A. Abelmann


\s\ DAVID N. WILNER                     Chief Technical Officer and Director
----------------------------------
David N. Wilner


\s\ RICHARD W. KRABER                   Vice President of Finance, Chief
----------------------------------      Financial Officer and Secretary
Richard W. Kraber                       (principal financial and accounting
                                        officer)


\s\ WILLIAM B. ELMORE                   Director
----------------------------------
William B. Elmore


\s\ DAVID B. PRATT                      Director
----------------------------------
David B. Pratt

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS


                                        BALANCE AT   ADDITIONS                  BALANCE
                                      BEGINNING OF  CHARGED TO                   END OF
(In thousands)                            THE YEAR EXPENSES (1)  WRITE-OFFS    THE YEAR
------------------------------------------------------------------------------------------
Year ended January 31, 1999:
  Allowance for doubtful accounts             $800       $  --        $ (48)    $   752
  Allowance for sales returns                  660         288         (150)        798
------------------------------------------------------------------------------------------
                                            $1,460        $288        $(198)    $ 1,550
------------------------------------------------------------------------------------------
Year ended January 31, 1998:
  Allowance for doubtful accounts             $589        $223        $ (12)    $   800
  Allowance for sales returns                  615         114          (69)        660
------------------------------------------------------------------------------------------
                                            $1,204        $337       $  (81)     $1,460
------------------------------------------------------------------------------------------

Year ended January 31, 1997:
  Allowance for doubtful accounts             $378        $300        $ (89)    $   589
  Allowance for sales returns                   --         615           --         615
------------------------------------------------------------------------------------------
                                              $378        $915        $ (89)     $1,204
------------------------------------------------------------------------------------------

(1) Additions resulting from increase in allowance for sales returns were offset against revenue.