Form 10-Q
period 1999-04-30
WIND RIVER SYSTEMS INC
filed 1999-06-14
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1999 or

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

                  500 WIND RIVER WAY, ALAMEDA, CALIFORNIA 94501
                     (Address of principal executive office)

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

     40,504,131 shares of Common Stock, $.001 par value, as of May 31, 1999

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 1999

                                      INDEX

Part I:           FINANCIAL INFORMATION

                  Item 1.               Financial Statements
                                        Condensed Consolidated Statements of
                                        Income for the three month periods
                                        ended April 30, 1999 and 1998.

                                        Condensed  Consolidated  Balance Sheets
                                        at April 30, 1999 and January 31, 1999

                                        Condensed Consolidated Statements of
                                        Cash Flows for the three month periods
                                        ended April 30, 1999 and 1998.

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

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended
                                                                April 30,
                                                          1999             1998
                                                     -------------    --------------
Revenues:
  Products                                           $      22,708    $       19,322
  Services                                                   9,892             7,078
                                                     -------------    --------------
     Total revenues                                         32,600            26,400
                                                     -------------    --------------

Cost of revenues:
  Products                                                   1,713             1,968
  Services                                                   4,198             2,821
                                                     -------------    --------------
     Total cost of revenues                                  5,911             4,789
                                                     -------------    --------------

          Gross margin                                      26,689            21,611
                                                     -------------    --------------

Operating expenses:
   Selling and marketing                                    12,286             9,876
   Product development and engineering                       5,731             3,774
   General and administrative                                2,538             1,704
                                                     -------------    --------------
            Total operating expenses                        20,555            15,354
                                                     -------------    --------------

              Operating income                               6,134             6,257
                                                     -------------    --------------

Other income (expense):
   Interest expense                                         (2,213)           (2,134)
   Interest income and other, net                            3,226             3,082
   Write off of investment                                    (500)               --
                                                     -------------    --------------
            Total other income                                 513               948
                                                     -------------    --------------

Income before provision for income taxes                     6,647             7,205
Provision for income taxes                                   2,493             2,770
                                                     -------------    --------------
                Net income                           $       4,154    $        4,435
                                                     -------------    --------------
                                                     -------------    --------------

Net income per share:
     Basic                                           $        0.10    $         0.11
     Diluted                                         $        0.10    $         0.11
Weighted average shares:
     Basic                                                  40,535            38,796
     Diluted                                                42,586            41,968

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (IN THOUSANDS)
                                   (UNAUDITED)


                                                               April 30,         January 31,
                                                                 1999               1999
                                                           ---------------     ---------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                $        67,567     $        42,514
  Short-term investments                                             5,407               9,143
  Accounts receivable, net                                          24,575              30,375
  Prepaid and other current assets                                  12,135              10,598
                                                           ---------------     ---------------
          Total current assets                                     109,684              92,630
Investments                                                        139,587             155,618
Land and equipment, net                                             32,690              31,350
Other assets                                                        12,754              13,021
Restricted cash                                                     36,044              34,157
                                                           ---------------     ---------------
                    Total assets                           $       330,759     $       326,776
                                                           ---------------     ---------------
                                                           ---------------     ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $         4,199     $         3,389
  Accrued liabilities                                               11,739              10,005
  Accrued compensation                                               6,473               5,950
  Income taxes payable                                               2,330                 405
  Deferred revenue                                                  16,605              17,062
                                                           ---------------     ---------------
          Total current liabilities                                 41,346              36,811
Convertible subordinated notes                                     140,000             140,000
                                                           ---------------     ---------------
          Total liabilities                                        181,346             176,811
                                                           ---------------     ---------------

Minority interest in consolidated subsidiary                           700                 551
                                                           ---------------     ---------------

Stockholders' equity:
  Common stock, par value $.001; 125,000 shares
      authorized; 41,770 and 41,718 shares issued;
      40,493 and 40,606 shares outstanding                              40                  41
  Additional paid in capital                                       124,781             124,605
  Treasury stock, 1,277 and 1,112 shares, at cost                  (29,488)            (25,491)
  Accumulated other comprehensive loss                              (3,188)             (2,155)
  Retained earnings                                                 56,568              52,414
                                                           ---------------     ---------------
          Total stockholders' equity                               148,713             149,414
                                                           ---------------     ---------------
                    Total liabilities and
                        stockholders' equity               $       330,759     $       326,776
                                                           ---------------     ---------------
                                                           ---------------     ---------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three months ended
                                                                               April 30,
                                                                        1999                1998
                                                                  --------------      --------------
Cash flows from operating activities:
  Net income                                                      $        4,154      $        4,435
  Adjustments to reconcile net income to net cash
             provided by operating activities:
  Depreciation and amortization                                            2,232               1,802
  Minority interest in consolidated subsidiary                               149                 112
  Write-off of investment                                                    500                   -
  Change in assets and liabilities:
      Accounts receivable, net                                             5,800               2,533
      Prepaid and other assets                                            (2,485)                172
      Accounts payable                                                       810                (166)
      Accrued liabilities                                                  1,734              (2,452)
      Accrued compensation                                                   523              (1,133)
      Income taxes payable                                                 1,925                 580
      Deferred revenue                                                      (457)             (1,268)
                                                                  --------------      --------------
       Net cash provided by operating activities                          14,885               4,615
                                                                  --------------      --------------

Cash flows from investing activities:
  Acquisition of land and equipment                                       (2,857)             (3,048)
  Purchases of investments                                               (48,772)           (129,910)
  Sales and maturities of investments                                     67,902              87,599
  Restricted cash                                                         (1,887)             (7,856)
                                                                  --------------      --------------
       Net cash provided by (used in) investing activities                14,386             (53,215)
                                                                  --------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                175               3,228
  Purchase of treasury stock                                              (3,997)             (2,503)
                                                                  --------------      --------------
       Net cash provided by (used in) financing activities                (3,822)                725
                                                                  --------------      --------------
Effect of exchange rate changes on cash and cash equivalents                (396)               (485)
                                                                  --------------      --------------
       Net increase (decrease) in cash and cash equivalents               25,053             (48,360)
Cash and cash equivalents at beginning of period                          42,514             100,633
                                                                  --------------      --------------
Cash and cash equivalents at end of period                        $       67,567      $       52,273
                                                                  --------------      --------------
                                                                  --------------      --------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1999 included in Wind River's Annual Report on Form 10-K. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2000.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles. However, Wind River believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

The condensed consolidated financial statements include the accounts of Wind River and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

2.       Write off of Investment

During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of Xact, Inc. ("XACT") that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind river believes the future operations and cash flows of XACT have become uncertain and that its original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.

3.       Revenue Recognition

Wind River adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1,

1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1.

In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition' with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is Vendor-Specific Objective Evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

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

5.       Comprehensive Income

In February 1998, Wind River adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for Wind River, results from foreign currency translation adjustments and unrealized losses on available-for-sale securities.

Comprehensive income for the three months ended April 30, 1999 and 1998 is as follows:

                                                        Three Months Ended
                                                            April 30,
                                                     ------------------------
(In thousands)                                           1999        1998
                                                     ----------   -----------
Net income                                           $    4,154   $     4,435
                                                     ----------   -----------
Other comprehensive loss, net of tax
   Foreign currency translation adjustments                (248)         (315)
   Unrealized loss on investments                          (398)         (510)
                                                     ----------   -----------
Other comprehensive loss                                   (646)         (825)
                                                     ----------   -----------
Total comprehensive income                           $    3,508   $     3,610
                                                     ----------   -----------
                                                     ----------   -----------


6.       Net Income Per Share

Net income per share is calculated in accordance with the provisions of SFAS 128, "Earnings Per Share". SFAS 128 requires Wind River to report both basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method).

In accordance with SFAS 128, the calculation of basic and diluted net income per share is presented below:

                                                           Three Months Ended
                                                               April 30,
                                                       --------------------------
(In thousands, except per share information)                1999          1998
                                                       ------------   -----------
Basic computation:
   Net income                                          $      4,154   $     4,435
   Weighted-average common shares                            40,535        38,796
                                                       ------------   -----------
Basic net income per share                             $       0.10   $      0.11
                                                       ------------   -----------
                                                       ------------   -----------
Diluted computation:
   Net income                                          $      4,154   $     4,435
   Weighted-average common shares                            40,535        38,796
     Assumed incremental shares from:
       Stock options and warrants                             2,051         3,172
       Convertible subordinated notes                             -             -
                                                       ------------   -----------
     Dilutive potential common shares                         2,051         3,172
                                                       ------------   -----------
   Total dilutive weighted-average common shares             42,586        41,968
                                                       ------------   -----------
Diluted net income per share                           $       0.10   $      0.11
                                                       ------------   -----------
                                                       ------------   -----------

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 4.5 million and 2.4 million shares which were outstanding at April 30, 1999 and 1998, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter and the effect would be anti-dilutive. The exercise prices of these options ranged from $19.00 to $31.92 and $24.96 to $30.68 at April 30, 1999 and 1998, respectively.

7.       Treasury Stock

During the quarter Wind River repurchased 165,000 shares of its common stock at an aggregate cost of $4.0 million, in accordance with the criteria specified in its stock repurchase program.

In April 1999, Wind River announced a stock repurchase program under which Wind River is authorized to purchase up to $25 million of its common stock. The purchases are authorized to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. These repurchases if made will supplement Wind River's ongoing repurchases of $4.0 million per quarter. Wind River has not made any repurchases under the new authorization.

8.       Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At April 30, 1999, Wind River had outstanding forward contracts with notional amounts totaling approximately $2.2 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency transaction exposures primarily in Japanese yen. The difference between cost and estimated fair value at April 30, 1999 was negligible.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The Swap Agreement effectively changes Wind River's interest rate exposure on its operating lease which is at one month LIBOR to a fixed rate of 5.9%. At April 30, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the Swap Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Swap Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

9.       Recent Accounting Pronouncements

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

10.      Segment and Geographic Information

Wind River operates in one industry segment -- technology for embedded operating systems. Management uses one measurement of profitability for its business.

Wind River markets its products and related services to customers in the United States, Canada, Europe and the Asia Pacific region. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and assets by geographic location is as follows:

                                     Revenue                         Assets
---------------------------------------------------     --------------------------------
                                Three months ended
(In thousands)                      April 30,              April 30,         January 31,
---------------------------------------------------     --------------------------------
                               1999           1998           1999                1999
                             -------        -------        --------            --------
   United States             $19,329        $17,522        $303,988            $295,802
   Japan                       5,772          4,107          10,509              12,043
   Other International         7,499          4,771          16,262              18,931
--------------------------   ----------------------        ----------------------------
   Consolidated              $32,600        $26,400        $330,759            $326,776
--------------------------   ----------------------        ----------------------------

Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

                            WIND RIVER SYSTEMS, INC.


This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired business and technologies and others discussed below in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River's flagship product, Tornado II-TM-, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended April 30, 1999 were $32.6 million, compared to $26.4 million for the same period in fiscal 1999. The increase in revenues of 23% for the three month period ended April 30, 1999 is due to increases in both product revenues and service revenues.

Revenue from the sale of products increased 18% to $22.7 million for the three months ended April 30, 1999, compared to $19.3 for the same period in fiscal 1999. Product revenues primarily consist of development license fees and run-time license fees. Wind River typically charges a one-time fee for development licenses and OEM licenses and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. The increase in product revenues was due primarily to continued acceptance of Wind River's products and an increase in run-time license revenues.

Services revenue increased 40% to $9.9 million for the three months ended April 30, 1999, compared to $7.1 million for the same period in the prior fiscal year. The increase was primarily due to increases in revenue from (1) engineering services required to port our VxWorks operating system to specific customer semiconductor chip sets; (2) maintenance support agreements, both new and recurring, and training resulting from the increase in Wind River's installed base of Tornado-TM- software development environment and software applications provided to customers; and (3) professional services.

Total revenues from international sales for the three months ended April 30, 1999 were $13.3 million, compared to $8.9 million for the same period in the prior fiscal year. The increase of 49% for the three months ended April 30, 1999 was primarily due to increased demand for our products and services in Japan and Europe. International revenues accounted for 41% total revenues for the three months ended April 30, 1999, compared to 34% for the same period in the prior fiscal year. Wind River expects international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues and backlog in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on Wind River's results of operations. Wind River enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related weakening of foreign currencies against the dollar has occurred. As a result, Wind River's future sales may be adversely affected, which could have a material adverse effect on Wind River's business, results of operations and financial condition. Revenues from Asia Pacific sources including Japan represented 55% of international revenues for the three months ended April 30, 1999, compared to 52% for the same period in the prior fiscal year. See "Additional Risk Factors that may affect Future Results of Operations-Risks Associated with International Operations".

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was at 18% for each of the three month periods ended April 30, 1999 and 1998. Product-related cost of sales as a percentage of product revenues decreased to 8% for the three month period ended April 30, 1999, compared to 10% for the corresponding period of the prior fiscal year. Product-related costs consist primarily of salaries and benefits for production employees; product media; royalty payments to third parties for the use of their software; documentation and packaging. The decrease in product costs as a percentage of total revenues is attributable to the increase in run-time royalties and a decrease in royalty payments to third parties as a percentage of product revenues. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products including Tornado II, Tornado for Embedded Internet products and Tornado for Managed Switches and by the royalty payments to other third parties for sales related to their products.

Service related cost of revenue as a percentage of service revenue was 42 % for the three month period ended April 30, 1999, compared to 40% for the same period in fiscal 1999. Service related costs consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to investment in developing new services offerings and the addition of its new professional services organization. Wind River expects that customer services costs will increase in absolute dollars as Wind River continues to increase its customer support staff, customer support capabilities and professional services organization.

OPERATING EXPENSES

Selling and marketing expenses were $12.3 million for the three months ended April 30, 1999, compared to $9.9 million for the same period in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 38% for the three months ended April 30, 1999, compared to 37% for the corresponding period in the prior fiscal year. The increase in absolute dollars resulted primarily from the growth in the number of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs including third party marketing costs for product introductions and promotions. During the first quarter of fiscal 2000, Wind River continued its introduction of Tornado II to the marketplace while first customer shipment took place in second quarter of fiscal 2000. Wind River expects that sales and marketing expenses will continue to increase in absolute dollars as Wind River continues to expand its sales and marketing staff.

Product development and engineering expenses were $5.7 million for the three months ended April 30, 1999, or 18% of total revenue for the period compared to $3.8 million or 14% of total revenue for the same period in the prior fiscal year. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating the XACT engineering team Wind River hired in April 1999. Wind River believes that product development and engineering expenses will continue to increase in absolute dollars as it continues to invest in the development of new products, applications and product enhancements.

General and administrative expenses were $2.5 million or 8% of total revenue for the three months ended April 30, 1999, compared to $1.7 million or 6% of total revenue for the corresponding period in the prior fiscal year. The increase was primarily due to: (1) the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration; (2) the write off of a distribution agreement with XACT in which XACT is unable to complete the development of their product that is subject to the distribution agreement; and (3) the costs associated with hiring XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for another product with XACT. Wind River believes that general and administrative expenses will continue to increase in absolute dollars as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSES

Interest expense was $2.2 million for the three months ended April 30, 1999, compared to $2.1 million for the same period in the prior fiscal year. Wind River pays interest on the 5.0% Convertible Subordinated Notes, due in 2002 and maturities of certain issuance costs associated with these Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

Interest income and other, net was $3.2 million for the three months ended April 30, 1999, compared to $3.1 million for the same period in the prior fiscal year.

During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of Xact, Inc. ("XACT") that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of the events, Wind River believes the future operations and cash flows of XACT have become uncertain and that its original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended April 30, 1999 was 37.5% compared to 38.4% for the same period in the prior fiscal year. The overall changes in the effective tax rates result primarily from the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, Wind River had working capital of approximately $68 million and cash and investments of approximately $213 million, which include investments with maturities greater than one year of $140 million. The decrease in long-term investments of $16 million from January 31, 1999 is primarily due to transfer of funds held as long-term securities to cash equivalents or short-term investments.

During the first three months of fiscal 2000, Wind River's operating activities provided net cash of $14.9 million due primarily to net income, depreciation and amortization, and changes in accounts receivable, accrued liabilities and income taxes payable. These sources of cash were partially offset by the changes in prepaid and other assets and deferred revenue.

During the first three months of fiscal 2000, investing activities provided net cash of $14.4 million due primarily to sales of investments. These sources of cash were partially offset by uses of cash relating to the acquisition of equipment, purchases of investments and purchases of investments held as collateral for the operating lease and an accreting interest rate swap agreements. As Wind River transitioned its investment portfolio from long-term to short-term investments and cash equivalents, our long-term investments decreased by $16 million. Restricted cash increased primarily due to the increased collateral funding for the operating lease of Wind River's headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term securities.

Wind River's financing activities used net cash of $3.8 million due primarily to stock repurchases. Cash used was partially offset by cash provided by the issuance of common stock from employee stock option exercises. During the three months ended April 30, 1999, Wind River repurchased as part of its systematic stock repurchase program 165,000 shares of its common stock at a cost of approximately $4 million.

In April 1999, Wind River announced a stock repurchase program under which Wind River is authorized to purchase up to $25 million of its common stock. The purchases are authorized to be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. These repurchases if made will supplement Wind River's ongoing repurchases of $4.0 million per quarter. Wind River has not made any repurchases under the new authorization.

In fiscal 1998, Wind River entered into an operating lease agreement for a new headquarters facility being constructed on land owned by Wind River in Alameda, California. As of April 30, 1999, the lessor has funded a total of $30.6 million of construction costs and has committed to fund up to a maximum of $35 million. The operating lease payments will begin upon completion of construction expected to be in the second quarter of fiscal 2000 and will vary based on the total construction costs of the property, including capitalized interest, and the London interbank offering rate ("LIBOR").

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on one month LIBOR to a fixed rate of 5.9%. At April 30, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease.
The swap agreement matures at the same time as the operating lease expires.
The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

In connection with the lease, Wind River is obligated to enter into a lease of its land in Alameda, California to the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease to either acquire the building at the lessor's original cost or arrange for the building to be acquired. Wind River has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's $35 million funding obligation. Wind River is also required, periodically during the construction period, to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of April 30, 1999, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

Wind River has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Wind River attempts to limit this exposure by investing primarily in high grade securities.

Management believes that Wind River's working capital and the cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for the next twelve months.

"YEAR 2000" ISSUES

Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on and after January 1, 2000. As a result, in approximately six months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

To address Year 2000 issues, Wind River has initiated a program designed to address the most critical Year 2000 items that would affect its products, its worldwide business systems, and the operations of research and development, finance, sales and marketing, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel.

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

In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems are targeted at bringing Wind River's business and production computer systems into Year 2000 Compliance. Wind River anticipates its financial and production systems will be operational in the fourth quarter of 1999. In January 1998, Wind River initiated an analysis of the condition of Year 2000 readiness for the programs it uses for internal development. Wind River will modify or replace programs that were determined not to be Year 2000 Compliant. Wind River believes the software and hardware it uses internally or will have installed for internal use will comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, Wind River provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on Wind River's business, operating results or financial condition.

Wind River has funded its Year 2000 Compliance review from operating cash flows and, except for its new financial reporting system, has not separately accounted for these costs. Wind River will incur additional amounts related to the Year 2000 Compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. Excluding the implementation of its financial reporting system, Wind River believes it has completed approximately 85% of the work required to obtain Year 2000 Compliance. Wind River expects to incur costs of approximately $4.0 million to implement its financial reporting system. As of April 30, 1999, Wind River has incurred $1.8 million for the implementation. Wind River's Year 2000 budget will be modified as necessary to address correction of any additional systems identified to be non-compliant. However, management does not anticipate that Wind River will incur other significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 Compliant.

Wind River is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Wind River expects to complete its contingency plans by the second quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If Wind River is required to implement any of these contingency plans, it could have a material adverse effect on Wind River's financial condition and results of operations.

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

FLUCTUATIONS IN OPERATING RESULTS

Our quarterly revenues and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors including the volume and timing of orders received during the quarter; lack of long-term license agreements with our customers, which makes it difficult to predict the timing of license fees; purchasing patterns of customers and distributors; length of sales cycle of our product; market acceptance of products sold by our customers and stages of their product cycles, which affect the license revenues we derive from each product sold with our VxWorks operating system embedded in our customer products and may result in unanticipated sales and buyouts of run-time licenses; business cycles affecting the markets in which our products are sold; general economic conditions or conditions in specific geographic areas; extraordinary events, such as acquisitions, including related charges; foreign currency exchange rates and; the risks inherent in acquisitions of technologies and businesses, including the timing and successful completion of technology and product development to production readiness, integration issues, costs and anticipated expenditures, changing relationships with customers, suppliers and strategic partners, potential intellectual property or employment issues and the risks that the acquisition cannot be completed successfully or that anticipated benefits are not realized.

We have at times recognized a substantial portion of our total revenue from sales booked and shipped in the latter part of a quarter; thus, the magnitude of quarterly fluctuations may not become evident until late in a particular quarter. Revenues are typically higher in the fourth quarter, which ends on January 31, than in other quarters of the fiscal year primarily as a result of purchases by customers prior to the calendar year end, as well as by customers who purchase at the commencement of a new calendar year. The procurement process of our customers may last for several months or longer from initial inquiry to order and may involve competing considerations; further, as licensing of our products increasingly becomes a more strategic decision made at higher management levels, sales cycles for our product may become longer.

Other factors that may cause significant variations in our operating results include the introduction, timing and acceptance of new products and product enhancements by Wind River or our competitors, competitive conditions in the industry, our ability to continue to develop innovative and competitive products, international conditions such as changes in foreign currency exchange rates or weak economic conditions of the respective countries in which we operate, software "bugs" or other product quality problems, including Year 2000 compliance issues, change in product mix sold, changes in company strategy; personnel changes; mix of products sold, and our ability to successfully implement a professional services organization for which the cost of personnel and certified consultants is high and reduces gross margin. Gross margin represents the difference between the amount of revenue from the sale of professional services and Wind River's cost of providing these services. Wind River must pay high salaries to professional services employees to attract and retain them and pay high hourly fees to consultants to retain them. This results in a lower gross margin than in Wind River's product business. In addition, the high cost of training new professional services personnel and consultants or not fully utilizing these personnel can significantly lower gross margins.

Software vendors have from time to time experienced price erosion of their products. As is typical in the software industry, Wind River's fixed costs as a percentage of revenues are high, and significant price erosion could have a material adverse effect on Wind River's revenues and operating results. We intend to continue to increase our operating expenses in fiscal year 2000. Large portions of our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. Consequently, if revenue levels fall below our expectations, our net income will decrease because only a small portion of our expenses varies with our revenue. We have been profitable for the last several years on an annual basis. However, there can be no assurance that Wind River will be able to continue its growth in revenue or sustain its profitability on a quarterly or annual basis. Due to all of the foregoing factors, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is possible that, in some future quarters, our operating results will be below the expectations of stock market analysts and investors. In such event, the market price of our common stock could decrease significantly.

RELIANCE ON CORE FAMILY OF PRODUCTS

Revenue from sales of the Tornado, VxWorks and IxWorks family of products and services accounted for substantially all of our revenues in each of the fiscal years ended January 31, 1999, 1998 and 1997. We typically charge a one-time fee for development licenses and OEM licences and a run-time license fee for each copy of our operating system embedded in the customer's products. One of the key components of Wind River's strategy is to increase revenue through run-time license fees. Our future results depend heavily on continued market acceptance of our products in our current markets and successful application in new markets; conditions of markets for the Tornado, VxWorks and IxWorks family of products and services; successful negotiation of run-time license agreements; and successful commercialization by our customers of the underlying products. To the extent that such customers are not successful, Wind River may not be able to meet its objectives, and its business, financial condition and results of operations could be materially and adversely affected.

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

RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS

The embedded real-time software industry is characterized by a fragmented market characterized by ongoing technological developments; evolving industry standards; and rapid changes in customer requirements. Our success depends and will continue to depend upon our ability to continue to develop and introduce in a timely manner new products that take advantage of technological advances; identify and adhere to emerging standards; continue to improve the functionality of our Tornado development environment and the scalability and functionality of the VxWorks product; offer products across a spectrum of microprocessor families used in the embedded systems market; and respond promptly to customers' requirements. Wind River must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render our existing products obsolete. Wind River has from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. There can be no assurance that we will be able to develop and market on a timely basis or at all competitive products, product enhancements and new products that respond to technological change, changes in customer requirements and emerging industry standards; or our enhanced or new products will adequately address the changing needs of the marketplace. Failure to develop and introduce new products and product enhancements in a timely manner would materially and adversely affect Wind River's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW AND CHANGING MARKETS

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

RISKS OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

As a result of their complexity, software products entail certain risks. Products may contain undetected errors or compatibility issues, particularly when first introduced or as new versions are released. Errors may be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on Wind River's business, financial condition and results of operations. The increasing use of Wind River's products for applications in systems that interact directly with the general public, particularly applications in transportation, medical systems and other markets where the failure of the embedded system could cause substantial property damage or personal injury, could expose Wind River to significant product liability claims. Our products may be used for applications in mission-critical business systems where the failure of the embedded system could be linked to substantial economic loss. In order to mitigate adverse effects from such errors or liability claims, we perform testing and request certain customers to test pre-release versions. Our license and other agreements with our customers typically contain provisions designed to limit our exposure to potential product liability and other claims; these provisions may not be effective in all circumstances and in all jurisdictions. We carry insurance against product liability risks and errors or omissions coverage. However, there can be no assurance that such insurance will continue to be available to Wind River on commercially reasonable terms or at all. A product liability claim or claim for economic loss brought against Wind River in excess of or outside the limits of its insurance coverage, or a product recall involving Wind River's software, could materially and adversely affect Wind River's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of our business strategy, we have completed the acquisitions of Objective Software Technology, Ltd., Zinc Software Incorporated, and have acquired equity interests in Emultek, Ltd., 3Soft GmbH and Liberate Technologies, Inc. We have also licensed certain technologies from Liberate Technologies, Inc. and acquired certain distribution rights from XACT. We expect to make additional acquisitions of, or significant investments in, businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses and technologies including, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses; the potential disruption of Wind River's ongoing business; the inability to complete and integrate acquired technologies into new and existing products; the inability of management to maximize the financial and strategic position of Wind River; the potential for unidentified liabilities to disrupt the ongoing operations of Wind River; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with employees, customers and suppliers as a result of any integration of new management personnel; and the charges related to acquisitions such as one-time write-offs, transaction expenses, increased debt and contingent liabilities, substantial depreciation or deferred compensation changes or the amortization of expenses related to goodwill or other intangible assets. These factors could materially and adversely affect Wind River's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, debt and rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

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

During fiscal 1999, we relocated our principal administrative, sales, marketing, product development and engineering facilities to the new headquarters facility. We entered into an operating lease agreement under which we will pay approximately $160,000 per month through September 2004. The operating lease payment will vary based on the total construction costs of the property, including capitalized interest, and LIBOR. Wind River's future performance depends to a significant degree upon the continued contributions of its key management, product development, marketing, sales, customer support and operations personnel, several of whom have joined Wind River only recently. In addition, Wind River believes its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, product development, marketing, sales, customer support and operations personnel, many of whom are in great demand. Competition for such personnel is particularly intense in the San Francisco Bay Area, where Wind River is headquartered, and there can be no assurance that Wind River will be successful in attracting and retaining such personnel. The failure of Wind River to attract, integrate and retain the necessary personnel could have a material adverse effect on Wind River's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

During the three month period ended April 30, 1999 and the fiscal year ended January 31, 1999, Wind River derived approximately 41% and 34%, respectively, of its total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of its total revenue in the foreseeable future. We also expect to continue to make investments to expand further its international operations and to increase its direct sales force in Europe and Asia. There can be no assurance that these investments will result in commensurate increases in Wind River's international sales. International operations are subject to certain risks, including, foreign government regulation; more prevalent software piracy; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; potentially adverse tax consequences including restrictions on repatriation of earnings; the burdens of complying with a variety of foreign laws; staffing and managing foreign operations; political and economic instability; changes in diplomatic and trade relationships; possible recessionary environments in economies outside the United States; and other factors beyond the control of Wind River. There can be no assurance that such factors will not have a material adverse effect on Wind River's international sales and consequently, Wind River's business, operating results and financial condition. Sales by Wind River's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Although Wind River attempts to reduce the impact of foreign currency fluctuations, there can be no assurance that foreign currency fluctuations will not have a material adverse effect on Wind River's business, financial condition and results of operations. Wind River relies on distributors for sales of its products in certain foreign countries and, accordingly, is dependent on their ability to promote and support Wind River's products and, in some cases, to translate them into foreign languages. Wind River's international distributors generally offer products of several different companies, including in some cases products that are competitive with Wind River's products, and such distributors are not subject to any minimum purchase or resale requirements. There can be no assurance that Wind River's international distributors will continue to purchase Wind River's products or provide them with adequate levels of support. Any changes in the relationships Wind River has with its international distributors may have a material adverse effect on Wind River's business, operating results and financial condition.

IMPACT OF THE YEAR 2000

Many currently installed computer systems and software products include coding to accept only two-digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on and after January 1, 2000. As a result, in approximately six months, computer systems and/or software used by many companies will need to have been upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although Wind River believes its most current releases of its products, including third party software integrated into certain products, will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date to or after January 1, 2000 and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance as such products on or before December 31, 1999 ("Year 2000 Compliance"), Wind River provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of Wind River's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on its business, financial condition and results of operations.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT

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

VOLATILITY OF STOCK PRICE

The market price of Wind River's common stock has fluctuated in the past, and is likely to fluctuate in the future. Wind River believes that various factors, including quarterly fluctuations in results of operations, announcements of new products by Wind River or by its competitors, changes in the software industry in general, Wind River's performance, market fluctuations, general economic, political and market conditions such as recessions may significantly affect the market price of its common stock.

In recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by Wind River and other high technology companies, often for reasons unrelated to the operating performance of the specific companies. In addition, the market prices of many high technology companies' stocks are at or near their historical highs and reflect price/earning ratios substantially above historical norms. There can be no assurance that the market price of the common stock will remain at or near its current level or that it will not experience significant volatility. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against Wind River, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on Wind River's business, financial condition and results of operations, even if Wind River is successful in such suits, it may adversely affect the market price of Wind River's common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind
River's foreign currency transactions are partially offset by gains and loses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At April 30, 1999, Wind River had outstanding forward contracts to hedge Japanese Yen and certain European currencies with notional amounts totaling approximately $2.2 million.

The unrealized gains and losses on the outstanding forward contracts at April 30, 1999 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at April 30, 1999 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At April 30, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at April 30, 1999 was negligible.

EQUITY PRICE RISK

Wind River owns 633,752 shares of common stock of Emultek, Inc., an Israeli corporation. Wind River purchased the common stock prior to Emultek's public offering at a price of $7.50 per share. Emultek went public in July 1998, and at April 30, 1999, the closing price of Emultek's stock was $5.06 per share. Wind River values this investment using the closing price of the stock at the end of each month. As a result, Wind River reflects this investment on our balance sheet at April 30, 1999 at its market value of approximately $3.2 million, with the unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive income component of stockholders' equity.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS
             27.1                 Financial Data Schedule

         (b) REPORTS ON FORM 8-K
             On May 3, 1999, the Registrant filed a current report on Form 8-K, reporting under Item 5 thereof, that Ronald A. Ablemann, the Registrant's President and Chief Executive Officer, had announced his intention to relinquish his responsibilities as President and Chief Executive Officer on June 24, 1999.



                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                     WIND RIVER SYSTEMS, INC.


         Date:    June 14, 1999      \s\ RICHARD W. KRABER
                                     -----------------------------
                                     Richard W. Kraber
                                     Vice President and Chief Financial Officer