Form 10-Q
period 1999-07-31
WIND RIVER SYSTEMS INC
filed 1999-09-13
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1999.

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

    41,791,022 shares of Common Stock, $.001 par value, as of August 31, 1999

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 1999

                                      INDEX

Part I:           FINANCIAL INFORMATION

                  Item 1.       Financial Statements
                                Condensed Consolidated Statements of Income for the three and six month periods ended July 31, 1999 and 1998

                                Condensed Consolidated Balance Sheets at July
                                31, 1999 and January 31, 1999

                                Condensed Consolidated Statements of Cash Flows for the six month periods ended July 31, 1999 and 1998

                                Notes to the Condensed Consolidated Financial
                                Statements

                  Item 2.       Management's Discussion and Analysis of
                                Financial Condition and Results of Operations

                  Item 3.       Quantitative and Qualitative Disclosures about
                                Market Risk

Part II:          OTHER INFORMATION

                  Item 2.       Changes in Securities and Use of Proceeds

                  Item 4.       Submission of Matters to a Vote of Security
                                Holders

                  Item 6.       Exhibits and Reports on Form 8-K

Signature

                            WIND RIVER SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended                 Six months ended
                                                                July 31,                          July 31,
                                                         1999             1998             1999             1998
                                                     --------------  ----------------  --------------  ---------------
Revenues:
  Products                                           $      28,702    $       23,737   $      52,241   $       43,403
  Services                                                  10,902             8,065          20,839           15,123
                                                     --------------  ----------------  --------------  ---------------
     Total revenues                                         39,604            31,802          73,080           58,526
                                                     --------------  ----------------  --------------  ---------------

Cost of revenues:
  Products                                                   2,822             2,371           4,569            4,373
  Services                                                   4,708             3,245           8,924            6,080
                                                     --------------  ----------------  --------------  ---------------
     Total cost of revenues                                  7,530             5,616          13,493           10,453
                                                     --------------  ----------------  --------------  ---------------

          Gross margin                                      32,074            26,186          59,587           48,073
                                                     --------------  ----------------  --------------  ---------------

Operating expenses:
   Selling and marketing                                    14,269            11,229          26,555           21,216
   Product development and engineering                       7,306             4,707          13,789            8,864
   General and administrative                                4,574             1,923           7,112            3,549
                                                     --------------  ----------------  --------------  ---------------

            Total operating expenses                        26,149            17,859          47,456           33,629
                                                     --------------  ----------------  --------------  ---------------

              Operating income                               5,925             8,327          12,131           14,444
                                                     --------------  ----------------  --------------  ---------------

Other income (expense):
   Interest income                                           3,775             3,547           7,459            6,634
   Interest expense and other, net                         (2,278)           (2,322)         (5,403)          (4,460)

                                                     --------------------------------  --------------  ---------------
            Total other income                               1,497             1,225           2,056            2,174
                                                     --------------  ----------------  --------------  ---------------

Income before provision for income taxes                     7,422             9,552          14,187           16,618
Provision for income taxes                                   3,180             3,698           5,675            6,496
                                                     --------------  ----------------  --------------  ---------------
                Net income                           $       4,242    $        5,854   $       8,512   $       10,122
                                                     ==============  ================  ==============  ===============

Net income per share:
     Basic                                           $        0.10    $         0.15   $        0.21   $         0.25
     Diluted                                         $        0.10    $         0.13   $        0.19   $         0.23
Weighted average shares:
     Basic                                                  41,385            40,233          41,325           39,880
     Diluted                                                43,735            43,833          43,827           43,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                 July 31,          January 31,
                                                                                   1999                1999
                                                                            -------------------  -----------------
                                                                               (unaudited)         (audited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                   $        59,201    $         42,837
  Short-term investments                                                               24,262              11,043
  Accounts receivable, net                                                             27,399              30,926
  Prepaid and other current assets                                                     10,250              10,598
                                                                            ------------------   ------------------
          Total current assets                                                        121,112              95,404
Investments                                                                           148,177             158,628
Land and equipment, net                                                                34,005              31,513
Other assets                                                                            8,855              10,011
Restricted cash                                                                        35,879              34,157
                                                                            --------------------------------------
                    Total assets                                              $       348,028    $        329,713
                                                                            ==================  ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $         4,319    $          3,472
  Accrued liabilities                                                                  10,153              10,005
  Accrued compensation                                                                  8,093               6,030
  Income taxes payable                                                                  5,230                 445
  Deferred revenue                                                                     16,412              17,318
                                                                            ------------------  ------------------
          Total current liabilities                                                    44,207              37,270
Convertible subordinated notes                                                        140,000             140,000
                                                                            ------------------  ------------------
          Total liabilities                                                           184,207             177,270
                                                                            ------------------  ------------------

Minority interest in consolidated subsidiary                                              653                 551
                                                                            ------------------  ------------------

Stockholders' equity:
  Common stock, par value $.001; 125,000 shares authorized;
      43,020 and 41,718 shares issued; 41,743 and 40,606
      shares outstanding                                                                   42                  41
  Additional paid in capital                                                          130,456             126,856
  Treasury stock, 1,277 and 1,112 shares, at cost                                    (29,488)            (25,491)
  Accumulated other comprehensive income (loss)                                         1,082             (2,155)
  Retained earnings                                                                    61,076              52,641
                                                                            ------------------  ------------------
          Total stockholders' equity                                                  163,168             151,892
                                                                            ------------------  ------------------
                    Total liabilities and stockholders' equity                $       348,028    $        329,713
                                                                            ==================  ==================

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               Six months ended
                                                                                                   July 31,
                                                                                             1999                1998
                                                                                     ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                          $        8,512     $        10,122
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                              4,573               3,790
    Minority interest in consolidated subsidiary                                                 102                 158
    Write-off of investment                                                                      500               -
    Change in assets and liabilities:
       Accounts receivable, net                                                                3,527             (3,117)
       Prepaid and other assets                                                                (460)               1,241
       Accounts payable                                                                          847                 303
       Accrued liabilities                                                                       148             (4,304)
       Accrued compensation                                                                    2,063               (820)
       Income taxes payable                                                                    4,785               3,371
       Deferred revenue                                                                        (906)                 581
                                                                                     ----------------    ----------------
        Net cash provided by operating activities                                             23,691              11,325
                                                                                     ----------------    ----------------

Cash flows from investing activities:
  Acquisition of equipment                                                                   (5,601)             (5,746)
  Cash received in acquisitions                                                                -                      25
  Purchases of investments                                                                  (73,094)           (150,664)
  Sales and maturities of investments                                                         74,144             100,712
  Restricted cash                                                                            (1,722)            (16,515)
                                                                                     ----------------    ----------------
        Net cash used in investing activities                                                (6,273)            (72,188)
                                                                                     ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                                  3,601               4,972
  Purchase of treasury stock                                                                 (3,997)             (4,997)
                                                                                     ----------------    ----------------
       Net cash used in financing activities                                                   (396)                (25)
                                                                                        -------------      --------------
Effect of exchange rate changes on cash and cash equivalents                                   (581)                 102
                                                                                     ----------------    ----------------
Effect of changing fiscal year end of acquired subsidiary                                       (77)              -
                                                                                     ----------------    ----------------
       Net increase (decrease) in cash and cash equivalents                                   16,364            (60,786)
Cash and cash equivalents at beginning of period                                              42,837             100,788
                                                                                     ----------------    ----------------
Cash and cash equivalents at end of period                                            $       59,201     $        40,002
                                                                                     ================    ================

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation


The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River"or the "Company") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1999 included in Wind River's Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2000 or for any future period.


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


The condensed consolidated financial statements include the accounts of Wind River and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.


2.       Write-Off of Investment


During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT, Inc. ("XACT") that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind River believes the future operations and cash flows of XACT have become uncertain and that Wind River's original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.


3.       RouterWare Acquisition


On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc., a California corporation. RouterWare develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of

RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger. Wind River recorded this transaction using the pooling-of-interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare.The results of operations previously reported by RouterWare and the combined amounts for the fiscal years ended January 31, 1999 and 1998, and for the quarters ended April 30, 1999 and 1998, are summarized as follows:


                                                               Year ended                    Three months ended
                                                               January 31,                       April 30,
(In thousands)                                           1999             1998             1999             1998
                                                     --------------  ----------------  --------------  ---------------
Revenues:
  Wind River                                         $     129,400    $       92,400   $      32,600   $       26,400
  RouterWare                                                 2,503             1,370             876              324
                                                     ==============  ================  ==============  ===============
     Total revenues                                  $     131,903    $       93,770   $      33,476   $       26,724
                                                     ==============  ================  ==============  ===============

Net income (loss):
  Wind River                                         $      26,051    $        4,870   $       4,154   $        4,435
  RouterWare                                                 (428)             (544)             116            (167)
                                                     ==============  ================  ==============  ===============
     Total net income                                $      25,623    $        4,326   $       4,270   $        4,268
                                                     ==============  ================  ==============  ===============


Because the fiscal year ends of Wind River and RouterWare differ, the statements of operations date for RouterWare have been recast as shown below:

          Wind River                                 RouterWare
Fiscal year ended January 31, 1999         Fiscal year ended December 31, 1998
Fiscal year ended January 31, 1998         Fiscal year ended December 31, 1997
Fiscal year ended January 31, 1997         Fiscal year ended December 31, 1996

RouterWare's net loss of $77,000 for the period January 1, 1999 through January 31, 1999 has been recorded as a decrease to stockholders' equity for the quarter ended April 30, 1999.

4.       Revenue Recognition


Wind River adopted the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1.


In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition' with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is Vendor-Specific Objective Evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 became effective for transactions entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We have evaluated the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies and believe the effects of adopting SOP 98-9 will be immaterial to our financial statements.

5.       Cash and Cash Equivalents, Investments and Restricted Cash


Cash equivalents consist of highly liquid investments with an original maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.


Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.


Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and an accreting interest rate swap agreement.


6.       Comprehensive Income


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


Comprehensive income for the three and six months ended July 31, 1999 and 1998 is as follows:


                                                          Three Months Ended               Six Months Ended
                                                               July 31,                        July 31,
                                                     -----------------------------   ------------------------------
(In thousands)                                            1999          1998              1999            1998
                                                     -------------  --------------   -------------  ---------------
Net income                                           $      4,242    $      5,854    $      8,512   $       10,122
                                                     -------------  --------------   -------------  ---------------
Other comprehensive income
   Foreign currency translation adjustments                 (185)             381           (581)               66
   Unrealized gain (loss) on investments                    4,455           (434)           3,818            (944)
                                                     -------------  --------------   -------------  ---------------

Other comprehensive income (loss)                           4,270            (53)           3,237            (878)
                                                     =============  ==============   =============  ===============
Total comprehensive income                           $      8,512    $      5,801    $     11,749   $        9,244
                                                     =============  ==============   =============  ===============

7.       Net Income Per Share


Wind River reports both basic net income per share, which is based on the weighted-average number of common shares outstanding and diluted net income per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Potential dilutive common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method).


The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:


                                                           Three Months Ended            Six Months Ended
                                                                July 31,                     July 31,
                                                       ---------------------------   -------------------------
(In thousands, except per share information)                  1999          1998       1999         1998
                                                       -------------  ------------   -----------  ------------
Shares used in basic net income
      per share computation                                  41,385        40,233        41,325        39,880
Effect of dilutive potential common shares                    2,350         3,600         2,502         3,691
                                                       =============  ============   ===========  ============
Shares used in diluted net income
     per share computation                                   43,735        43,833        43,827        43,571
                                                       =============  ============   ===========  ============


The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 4.5 million and 2.7 million common shares which were outstanding at July 31, 1999 and 1998, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter and the effect would be anti-dilutive. The exercise prices of these options ranged from $16.75 to $31.92 and $23.00 to $30.68 at July 31, 1999 and 1998, respectively.


8.       Treasury Stock


In June 1999, Board of Directors rescinded the $25.0 million increase in stock repurchases authorized in April 1999 and Wind River's ongoing stock repurchase program of $4.0 million per quarter. Wind River did not repurchase any shares under either authorization during the second quarter ended July 31, 1999.


9.       Derivative Financial Instruments


Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At July 31, 1999, Wind River had outstanding forward contracts to hedge certain foreign currency transaction exposures primarily in Japanese yen and certain European currencies. The difference between cost and estimated fair value at July 31, 1999, was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The Swap Agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. At July 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the Swap Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Swap Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.


10.      Recent Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. Wind River has not yet determined the impact, if any, of adopting this statement.


11.      Segment and Geographic Information


Through the first six months of fiscal 2000, Wind River operated in one industry segment --technology for embedded operating systems, and management used one measurement of profitability for its business.


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

                                             Revenue                                       Assets
                        ---------------------------------------------------   ---------------------------------
                          Three months ended         Six months ended
(In thousands)                  July 31,                  July 31,                 July 31,         January 31,
                        ------------------------ --------------------------   ----------------  ---------------
                            1999          1998       1999          1998              1999              1999
                        ------------ ----------- ------------ -------------   ----------------  ---------------
 United States           $   26,389   $  22,282   $   46,594   $    40,126       $    321,035     $    298,739
 Japan                        5,792       2,944       11,564         7,052              9,789           12,043
 Other International          7,423       6,576       14,922        11,348             17,204           18,931
                        ============   =========  ===========  ============      =============    =============
 Consolidated            $   39,604   $  31,802   $   73,080   $    58,526       $    348,028     $    329,713
                        ============   =========  ===========  ============      =============    =============


Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

12.      Chief Executive Officer Retirement Package


During the second quarter, Wind River incurred approximately $1.2 million associated with the retirement package of the chief executive officer who relinquished his responsibilities as president and chief executive officer as of June 24, 1999. This non-recurring charge is included in general and administrative expenses for the three months ended July 31, 1999.

                            WIND RIVER SYSTEMS, INC.


This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired business and technologies and others discussed in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River's flagship product, Tornado II -TM-, enables customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.


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


On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc., a California corporation. RouterWare develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock including shares issuable upon exercise of employee stock options. Wind River recorded this transaction using the pooling-of-interests accounting method and all financial data of Wind River has been restated to include the historical financial information of RouterWare.

Results of Operations

REVENUES

Total revenues for the three and six months ended July 31, 1999 were $39.6 million and $73.1 million, respectively, compared to $31.8 million and $58.5 million for the same periods in fiscal 1999. The increase in revenues for both periods is due to increases in revenues of our products and services.

Revenue from the sale of products increased 21% and 20%, to $28.7 million and $52.2 million, for the three and six months ended July 31, 1999, respectively, compared to $23.7 million and $43.4 million for the same periods in fiscal 1999. Product revenues primarily consist of development license fees and run-time license fees. Wind River typically charges a one-time fee for development licenses and OEM licenses and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. The increase in product revenues was due primarily to an increase in development license and OEM licenses revenues, an increase in run-time license revenues, and revenues related to the sale of RouterWare products. In addition, during the second quarter, we began shipping Tornado for Managed Switches.


Services revenue increased 35% and 38%, to $10.9 million and $20.8 million, for the three and six months ended July 31, 1999, respectively, compared to $8.1 million and $15.1 million for the same periods in the prior fiscal year. The increase was primarily due to increases in revenue from (1) maintenance support agreements, both new and recurring, (2) training resulting from the increase in Wind River's installed base of Tornado -TM- software development environment and software applications provided to customers; and (3) professional services. These increases were partially offset by a decline in revenues from engineering services.


Total revenues from international sales for the three and six months ended July 31, 1999 were $13.2 million and $26.5 million, respectively, compared to $9.5 million and $18.4 million for the same periods in the prior fiscal year. The increase of 39% and 44% for the three and six months ended July 31, 1999 was primarily due to increased demand for our products and services in Japan and Europe. International revenues accounted for 33% and 36% of total revenues for the three and six months ended July 31, 1999, compared to 30% and 31% for the same periods in the prior fiscal year. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce our revenues and backlog in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on our results of operations. We enter into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related weakening of certain foreign currencies against the dollar has occurred. These factors could adversely affect our future sales, which could have a material adverse effect on our business, results of operations and financial condition. Revenues from Asia Pacific sources including Japan represented 17% and 19% of international revenues for the three and six months ended July 31, 1999, compared to 12% and 14% for the same periods in the prior fiscal year. See "Additional Risk Factors that may affect Future Results of Operations-Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business."

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 19% and 18% for the three and six month periods ended July 31, 1999, compared to 18% for the same periods of fiscal 1999. Product-related cost of sales as a percentage of product revenues was 10% and 9% for the three and six month period ended July 31, 1999, compared to 10% for each of the corresponding periods of the prior fiscal year. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software and documentation and packaging. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products, including Tornado II, Tornado for Embedded Internet products and Tornado for Managed Switches and by the royalty payments to other third parties for sales related to their products.

Service related cost of revenue as a percentage of service revenue was 43% for each of the three and six month period ended July 31, 1999, compared to 40% for the same periods in fiscal 1999. Service related costs consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our investment in developing new services offerings and the addition of our new professional services organization. We expect that customer services costs will increase in absolute dollars as we continue to increase our customer support staff, customer support capabilities and professional services organization.

OPERATING EXPENSES

Selling and marketing expenses were $14.3 million and $26.6 million for the three and six months ended July 31, 1999, compared to $11.2 million and $21.2 million for the same periods in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 36% for both the three and six months ended July 31, 1999, compared to 35% and 36% for the corresponding periods in the prior fiscal year. The increase in absolute dollars resulted primarily from the growth in the number of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs including third party marketing costs for product introductions and promotions. During the six months ended July 31, 1999, Wind River continued its introduction of Tornado II to the marketplace, and first customer shipment took place in the second quarter of fiscal 2000. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

Product development and engineering expenses were $7.3 million and $13.8 million for the three and six months ended July 31, 1999, compared to $4.7 million and $8.9 million for the same periods in the prior fiscal year. As a percentage of total revenue, product development and engineering expenses were 18% and 19% for the three and six months ended July 31, 1999, compared to 15% for both the corresponding periods in the prior fiscal year. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating the XACT engineering team Wind River hired in April 1999 and with the additional engineering staff through the acquisition of RouterWare in June 1999. In addition, Wind River had $148,000 of funded research and development for the second quarter of fiscal 2000. We believe that product development and engineering expenses will continue to increase in absolute dollars as we continue to invest in the development of new products, technologies, applications and product enhancements.

General and administrative expenses were $4.6 million and $7.1 million for the three and six months ended July 31, 1999, compared to $1.9 million and $3.5 million, respectively, for the corresponding periods in the prior fiscal year. As a percentage of total revenue, general and administrative expenses were 12% and 10% for the three and six months ended July 31, 1999, compared to 6% for each of the corresponding periods in the prior fiscal year. The increase during the second quarter was due primarily to (1) a non-recurring charge of $1.2 million incurred for the retirement package for our former chief executive officer, (2) the costs incurred for the acquisition of RouterWare of approximately $930,000 and (3) the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. The increase for the first six months was attributed, in addition to the above, to (1) the write-off of a distribution agreement with XACT in which XACT is unable to complete the development of their product that is subject to the distribution agreement; and (2) the costs associated with hiring the XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for another product with XACT. We believe that general and administrative expenses will continue to increase in absolute dollars excluding the non-recurring charges related to the chief executive officer retirement package, RouterWare and XACT as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration.

OTHER INCOME AND EXPENSES

Interest income was $3.8 million and $7.5 million for the three and six months ended July 31, 1999, respectively, compared to $3.5 million and $6.6 million for the same periods in the prior fiscal year. The increase in interest income was primarily due to larger cash and cash equivalent, investment portfolio and restricted cash accounts compounded with higher interest rates. Total cash and cash equivalent, investment and restricted cash at July 31, 1999 and 1998 was approximately $268 million and $232 million, respectively.

Interest expense and other, net was $2.3 million and $5.4 million for the three and six months ended July 31, 1999, compared to $2.3 million and $4.5 million for the same periods in the prior fiscal year. Wind River pays interest on the 5.0% Convertible Subordinated Notes, due in 2002 and maturities of certain issuance costs associated with these Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.


During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind River believes the future operations and cash flows of XACT have become uncertain and that its original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and six months ended July 31, 1999 was 42.8% and 40.0%, compared to 38.7% and 39.1% for the same periods in the prior fiscal year. The overall changes in the effective tax rates result primarily from certain non-deductible acquisition costs related to RouterWare. In addition, the changes are attributed to the difference between foreign and domestic tax rates, the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, Wind River had working capital of approximately $76.9 million and cash and investments, excluding restricted cash, of approximately $231.6 million, which include investments with maturities greater than one year of $148.2 million. The decrease in long-term investments of $10.5 million from January 31, 1999 was primarily due to transfer of funds held from long-term securities to short-term investments and cash equivalents. The decrease in long-term investment was partially offset by an approximately $8.0 million increase in the market value of our equity securities.

During the first six months of fiscal 2000, Wind River's operating activities provided net cash of $23.7 million due primarily to net income adjusted for depreciation and amortization, and changes in accounts receivable, accrued compensation and income taxes payable. These sources of cash were partially offset by the changes in prepaid and other assets and deferred revenue.

During the first six months of fiscal 2000, investing activities used net cash of $6.3 million due primarily to purchases of investments, the acquisition of equipment, and changes in restricted cash. These uses of cash were partially offset by cash provided relating to the sales of investments. As Wind River transitioned its investment portfolio from long-term to short-term investments and cash equivalents, our long-term investments decreased by $10.5 million. During the six months ended July 31, 1999, Wind River purchased fixed assets of $5.6 million including $1.8 million for its new financial databases, applications, and reporting systems. Restricted cash increased primarily due to the increased collateral funding required for the operating lease of Wind River's headquarters. The collateral consists of direct obligations of the United States government, with the majority being long-term securities.

Wind River's financing activities used net cash of $396,000 due primarily for stock repurchases of approximately $4.0 million in the first quarter substantially offset by cash provided by the issuance of common stock from employee stock option exercises and a purchase of stock by a member of the Board of Directors. During the six months ended July 31, 1999, Wind River repurchased as part of its systematic stock repurchase program, 165,000 shares of its common stock at a cost of approximately $4.0 million. In June 1999, the Board of Directors rescinded all stock repurchase authorizations and we have not made any repurchases since March 17, 1999.

In fiscal 1998, Wind River entered into an operating lease agreement for a new headquarters facility to be constructed on land owned by Wind River in Alameda, California. The lessor of the building funded the costs of the building construction directed by the Company. The building construction was completed in August 1999 and the final balance on the commitment amounted to $32.4 million. Operating lease payments commenced upon completion of construction and will vary based on the London interbank offering rate ("LIBOR".)

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on one month LIBOR to a fixed rate of 5.9%. At July 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The swap agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.


In connection with the lease, Wind River is obligated to enter into a lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the building at the lessor's original cost or arrange for the building to be acquired. Wind River has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's funding obligation. Wind River is also required to maintain fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of July 31, 1999, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.


Wind River has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Wind River attempts to limit this exposure by investing primarily in high-grade securities.


Management believes Wind River's working capital and the cash flow from operations will be sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for the next twelve months.

"YEAR 2000" ISSUES

Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on and after January 1, 2000. As a result, in approximately four months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.


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


To address Year 2000 issues, Wind River has an ongoing program designed to address the most critical Year 2000 items that would affect its products, its worldwide business systems, and the operations of research and development, finance, sales and marketing, manufacturing, and human resources. Assessment and remediation efforts regarding these critical items are proceeding in parallel.


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

In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems are targeted at bringing Wind River's business and production computer systems into Year 2000 Compliance. Wind River anticipates its financial and production systems will be operational in the fourth quarter of fiscal 2000. In January 1998, Wind River initiated an analysis of the condition of Year 2000 readiness for the programs it uses for internal development. Wind River will modify or replace programs that were determined not to be Year 2000 Compliant. Wind River believes the software and hardware it uses internally or will have installed for internal use will comply with Year 2000 requirements and is not aware of any material operational issues or costs associated with preparing its internally used software and hardware for the Year 2000. However, Wind River provides no assurances that it will not experience serious, unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. The occurrence of any of the foregoing could have a material adverse effect on Wind River's business, operating results or financial condition.


Wind River has funded its Year 2000 Compliance review from operating cash flows and, except for its new financial reporting system, has not separately accounted for these costs. Wind River will incur additional amounts related to the Year 2000 Compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. Excluding the implementation of its financial reporting system, we believe that we have completed approximately 90% of the work required to obtain Year 2000 Compliance. We expect to incur costs of approximately $4.0 million to implement its financial reporting system. As of July 31, 1999, Wind River has incurred $2.9 million for the implementation. Wind River's Year 2000 budget will be modified as necessary to address correction of any additional systems identified to be non-compliant. However, management does not anticipate that Wind River will incur other significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 Compliant.

Wind River is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Wind River expects to complete its contingency plans by the fourth quarter of fiscal 2000. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If Wind River is required to implement any of these contingency plans, it could have a material adverse effect on Wind River's financial condition and results of operations.


Wind River's ability to achieve Year 2000 Compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify propriety software, and unanticipated problems identified in the ongoing compliance review. Such failures could have a material adverse affect on Wind River's business, financial condition and results of operations.

EURO CURRENCY

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their sovereign currencies and adopted the Euro as their new common legal currency. Since that date, the Euro has traded on currency exchanges. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, non-cash payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Wind River is assessing its pricing and marketing strategy in order to insure that it remains competitive in a broader European market and is reviewing whether certain existing contracts will need to be modified. Wind River has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. Wind River does not presently expect that introduction and use of the Euro will materially affect Wind River's foreign exchange exposures and hedging activities or will result in any material increase in costs to Wind River. Wind River's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental, legal and regulatory guidance is not available. Wind River will continue to evaluate issues involving introduction of the Euro. Based on current information and our current assessment, we do not expect that the Euro conversion will have a material adverse effect on our business, financial condition or results of operations.

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


NUMEROUS FACTORS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD


Our revenues and operating results have fluctuated significantly in the past and may continue to do so in the future. If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the market price of our common stock could decline significantly. A number of factors, many of which are outside our control, may cause or contribute to these fluctuations, including:


-   the amount and timing of orders we receive
- changes in the length of our products' sales cycles, which increase as our customers' purchase decisions become more strategic and are made at higher management levels
- the success of our customers' products from which we derive our royalty revenues

- the mix of our revenues from the sale of services as compared to products, which have higher margins
- our ability to control our operating expenses, which we anticipate will continue to increase during the current fiscal year
- our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly
- announcements, new product introductions and price reductions by our competitors
-   our ability to manage costs for fixed-price consulting engagements
- changes in business cycles that affect the markets in which we sell our products;
- economic conditions generally and in international markets, which historically have provided a significant portion of our revenues
-   foreign currency exchange rates


In addition, we often recognize a significant portion of our quarterly revenues from orders we receive and ship in the last month of the quarter and, as a result, we may not be able to forecast our revenues until late in the period. Further, our customers historically have purchased more of our products in our fourth fiscal quarter than in other quarters. A decrease in orders is likely to adversely and disproportionately affect our operating results, because a significant portion of our expenses are fixed and are based, in part, on our expectations of future revenues. Therefore, we have a limited ability to reduce expenses in response to a shortfall in anticipated revenues. We believe that period-to-period comparisons of our operating results may not be meaningful, and should not be relied on as an indication of our future performance.

WE ONLY RECENTLY BEGAN TO FOCUS ON OFFERING SOFTWARE CONSULTING SERVICES AND THEREFORE, MAY NOT BE AS EXPERIENCED IN THIS BUSINESS AS OTHERS. TO BE SUCCESSFUL WITH OUR PROFESSIONAL SERVICES BUSINESS, WE MUST OVERCOME SEVERAL FACTORS INCLUDING:

- Services contracts can be fixed-price commitments and if our cost of performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could materially adversely affect our business, financial condition and results of operations.
- Our cost of services personnel and certified consultants is high which results in lower gross margins than our software business.

If we cannot accurately estimate our costs and achieve milestones during consulting engagements and retain competent services personnel, our business, financial condition and results of operations could be materially adversely affected.

OUR OPERATING RESULTS ARE DEPENDENT UPON SALES OF A SMALL NUMBER OF PRODUCTS

Revenue from sales of our Tornado and VxWorks family of products and services has historically accounted for substantially all of our revenue, and we expect this concentration will continue in the foreseeable future. Any reduction in the demand for Tornado or VxWorks family of products and services could materially adversely affect our operating results and cause the price of our common stock to decline.

A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT UPON THE MARKET ACCEPTANCE OF OUR CUSTOMERS' PRODUCTS

One of the key components of our business strategy is to increase revenue through royalty fees for each copy of our operating system embedded in the products our customers sell. Success of this strategy depends upon our ability to successfully negotiate royalty agreements with our customers and their successful commercialization of the underlying products. To the extent that our customers are not successful, for whatever reason, our revenues may be reduced significantly and our business, financial condition and results of operations could be materially adversely affected.

OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE

The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. Additionally, we have from time to time experienced delays in the development of new products and the enhancement of existing products, including, most recently, a delay in the development of our new product "Tornado for Managed Switches." Such delays are commonplace in the software industry. Furthermore, if we cannot achieve design wins with key customers, our business will be significantly affected. Once a customer has designed the product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot, for technical, legal, financial or other reasons, adapt or respond in a cost effective and timely manner to changing market conditions or customer requirements, our business and operating results would suffer.

IF OUR NEW PRODUCT LINES ARE NOT ACCEPTED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED

Our future success is substantially dependent upon whether our new product lines gain wide market acceptance. We are continuously engaged in product development for new or changing markets. In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of I2O, a new specification that is intended to create an open standard set of interface specifications for high performance Input Output (I/O) systems. In parallel with this effort, we have developed IxWorks, a real-time operating system for use in conjunction with the I2O specification. The success of the I2O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry.

We have also spent, and continue to spend, substantial time and financial resources to develop software for Internet appliances and Internet infrastructure, including "Tornado for Managed Switches." The commercial Internet market has only recently begun to develop, is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there are an increasing number of new Internet protocols to which our products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which our Internet products are based ultimately fail to be widely adopted, our business, financial condition and results of operations may be materially and adversely affected.

It is difficult to predict whether demand for any of these products will develop or increase in the future. If these markets, or any other new market we target in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if our products are not developed in a timely manner, or if our products and services do not achieve or sustain market acceptance, our business, financial condition and results of operations would suffer.


WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS


The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase such systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including Accelerated Technology, Inc., Integrated Systems, Inc., Mentor Graphics, Inc., Microsoft Corporation, Microware Systems Corporation, QNX Software Systems, Ltd., and Sun Microsystems, Inc. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of our products. Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment in research and development, marketing and customer service and support. In addition, competitive pressures could cause us to reduce the prices of our products, run-time royalties and services, which would result in reduced profit margins. If we are unable to compete successfully, our business, financial condition and results of operations would be materially and adversely affected.


ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND INCREASE OUR INDEBTEDNESS


As part of our business strategy, we have acquired or made investments in several businesses, products and technologies that complement ours, and we anticipate that we will continue to do so in the future. We may experience difficulties integrating an acquired company's operations into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our business. Acquisitions have additional inherent risks, including:


-   difficulties assimilating acquired operations, technologies or products
-   unanticipated costs
-   adverse effects on relationships with customers, suppliers and employees


We may not be successful in integrating the businesses, products, technologies or personnel we acquire, and our failure to do so could materially adversely affect our business, financial condition and results of operations. Similarly, we cannot guarantee that our investments will yield a significant return if any. In addition, to finance acquisitions, we may issue equity securities, which may dilute our earnings per share, or incur significant indebtedness, which could materially adversely affect our results of operations.

Certain of our acquisitions have been accounted for under the pooling-of-interests accounting method and financial reporting rules. To qualify these acquisitions as pooling-of-interests for accounting purposes, certain criteria established in opinions by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Securities and Exchange Commission must be met. These opinions are complex and the interpretation of them is subject to change. In addition, the availability of pooling-of-interests accounting treatment depends in part upon circumstances and events occurring after the acquisition. The failure of an acquisition to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially adversely affect our reported earnings and likely, the price of our common stock.


WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO CUSTOMERS DEPENDENT UPON GOVERNMENT FUNDING, WHICH MAY NOT CONTINUE TO BE AVAILABLE


We have derived a portion of our revenues historically from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although we believe that revenues from sales of products designed for embedded systems applications (non-VME customers) will account for an increasing percentage of our revenues in the future, we do expect revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate most of our VME revenues, are dependent on government funding. Any unanticipated future termination of government funding of VME customers could have a material adverse effect on our business, financial condition and results of operations.


FAILURE TO MANAGE OUR GROWTH COULD SIGNIFICANTLY STRAIN OUR PERSONNEL AND OTHER RESOURCES


We have experienced, and expect to continue to experience, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. Our future success will depend, in part, on our ability to continue to integrate new operations and personnel. To support this expansion, we must continue to hire, train, motivate and manage our workforce and improve our management controls, reporting systems and procedures. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to forecast our needs accurately or to manage our growth appropriately could materially adversely affect our business, financial condition and results of operations.


WE DEPEND ON OUR KEY PERSONNEL AND ON ATTRACTING QUALIFIED EMPLOYEES FOR OUR FUTURE SUCCESS


Our success depends to a significant degree upon the continued contributions of our senior management and key technical personnel, any of whom would be difficult to replace. The loss of these individuals could materially adversely affect our operations. We believe our future success will also depend on our ability to attract and retain additional highly skilled managerial, product development, marketing, sales, customer support and operations personnel to support our growing business. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area where we maintain our headquarters. We cannot be certain that we will be successful in recruiting and retaining such personnel. Our failure to do so could materially adversely affect our business, financial condition and results of operations.

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS


During the three and six month period ended July 31, 1999 and the fiscal year ended January 31, 1999, we derived approximately 33%, 36% and 32%, respectively, of our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia.


Risks inherent in international operations include:

-   The imposition of governmental controls and regulatory requirements
-   The costs and risks of localizing products for foreign countries
- Unexpected changes in tariffs, import and export restrictions and other barriers and restrictions
-   Greater difficulty in accounts receivable collection
-   The restrictions of repatriation of earnings
-   The burdens of complying with a variety of foreign laws
- Difficulties in staffing and managing foreign subsidiaries and branch operations


In addition, sales by Wind River's foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce our revenues in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Gains and losses on the conversion to dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Although we enter into forward contracts to hedge the short-term impact of foreign currency fluctuations, foreign currency fluctuations could materially adversely affect Wind River's business, financial condition and results of operations.


We rely on distributors for sales of our products in certain foreign countries. Accordingly, we are dependent on their ability to promote and support our products and, in some cases, to translate them into foreign languages. Wind River's international distributors generally offer products of several different companies, including in some cases products that are competitive with Wind River's products. We cannot predict that our international distributors will continue to market our products or provide them with adequate levels of support. Any changes in the relationships we have with our international distributors may have a material adverse effect on our business, financial condition and results of operations.


OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY WOULD IMPAIR OUR COMPETITIVE POSITION


We believe that our continued success depends primarily upon continuing innovation, marketing, and technical expertise, as well as the quality of product support and customer relations. At the same time, our success is partially dependent upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. End user licenses of our software are frequently in the form of shrink wrap or click wrap license agreements, which are not signed by licensees, and these may be unenforceable in some cases. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. Finally, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. Our failure to protect our intellectual property rights could have a material adverse effect on our business, and financial condition and results of operations.


THIRD PARTY CLAIMS OF PATENT INFRINGEMENT COULD RESULT IN SUBSTANTIAL COST


We occasionally receive communications from third parties alleging patent infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, expense of significant resources to develop non-infringing technology, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected. We believe that our products and technology do not infringe on the intellectual property rights of others or upon intellectual property rights that may be granted in the future pursuant to pending applications. We also believe that we will not be required to obtain licenses of technology owned by other parties.


DEFECTS IN OUR PRODUCTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND EXPOSE WIND RIVER TO SIGNIFICANT PRODUCT LIABILITY CLAIMS


Because of their complexity, software products, including Wind River's, have in the past and may in the future contain undetected or unresolved errors, particularly when first introduced or as new versions are released. Despite extensive testing, errors may be found in our current or future products or enhancements after commencement of commercial shipments. If this occurs, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation, and increased service and warranty costs, any of which could materially adversely affect our business, financial condition and results of operations.


Our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the embedded system could cause property damage, personal injury or economic loss resulting in product liability claims against us. Although our agreements with our customers typically contain provisions intended to limit our exposure to liability claims, these provisions may not be effective in doing so in all circumstances or in all jurisdictions. We maintain product liability insurance covering certain damages arising from use of our products, however such insurance may not adequately cover claims brought against us. Liability claims against us could require us to spend significant time and money in litigation and, if successful, to pay significant damages. As a result, such claims could damage our reputation and materially adversely affect our business, financial condition and results of operations.

WE HAVE SUBSTANTIAL DEBT SERVICE AND PRINCIPAL REPAYMENT OBLIGATIONS, WHICH COULD MAKE IT DIFFICULT FOR US TO OBTAIN FINANCING


We sold $140 million of 5% convertible subordinated notes in 1997, which mature in 2002. This debt financing increased significantly both the ratio of our long-term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could materially adversely affect our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and no notes have been converted to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash reserves significantly.


THE YEAR 2000 PROBLEM MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The "year 2000 problem" is typically the result of limitations of certain software written using two digits rather than four digits to define the applicable year resulting in certain programs recognizing "00" as the year 1900 rather than the year 2000. If systems do not currently recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in four areas:


- Potential warranty or other claims from our customers, which may result in significant expense to Wind River
- Failure of systems we use to run our business, which could disrupt our business operations
- Failure of systems used by our suppliers, which could delay or affect the quality of our manufacturing or products
- The potential failure of our products due to Year 2000 problems, which may require that we replace any such products and potentially incur significant unexpected expenses


Although we believe our most current releases of our products, including third party software integrated into certain products are year 2000 compliant, because all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues may increase. Significant customer claims or litigation, even if decided in our favor, could have a material adverse impact on our business, financial condition, or results of operations.


The majority of our products are combined by our customers with other software programs or hardware devices not provided by us. These combinations with other products that are not year 2000 compliant or modifications of our products by our customers may introduce year 2000 issues for our customers. Our customers' inability to remedy their own year 2000 problems could affect their demand for our products which could materially and adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE


The trading price of our common stock has been and is likely to be volatile. It could fluctuate widely in response to a variety of factors, including:


-   actual or anticipated variations in our operating results
- announcements of new products or significant events or transactions by us or our competitors
-   changes in our industry
-   changes in financial estimates by securities analysts
-   pricing pressures
-   general market conditions
- events affecting other companies that investors believe to be comparable to us
-   other events or factors that may be beyond our control


In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the companies affected. Any change in investors' perception of our prospects could depress our stock price regardless of our results. Other broad market and industry factors may decrease our stock price, as may general political or economic conditions such as recessions or interest rate or currency fluctuations. In the past, following declines in the market price of a company's securities, securities class action litigation often has been instituted against the company. Litigation of this type, even if ultimately unsuccessful, could result in substantial costs and a diversion of management's time and focus, which could materially affect our business, financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


INTEREST RATE SENSITIVITY

Wind River's exposure to market risk for changes in interest rates relate primarily to its investment portfolio and long-term debt obligations.


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


Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of July 31, 1999 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.


FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and loses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gains and losses on the outstanding forward contracts at July 31, 1999 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at July 31, 1999 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.


INTEREST RATE SWAP RISK

Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At July 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at July 31, 1999 was negligible.

EQUITY PRICE RISK

Wind River owns 633,752 shares of common stock of e-SIM Ltd., formerly known as Emultek, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-SIM's public offering price of $7.50 per share. e-SIM went public in July 1998, and at July 31, 1999, the closing price of e-SIM's stock was $11.13 per share. Wind River also owns 208,333 shares of common stock of Liberate Technologies, Inc, a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering price of $16.00 per share. Liberate went public in July 1999, and at July 31, 1999, the closing price of Liberate's stock was $19.13 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at July 31, 1999 at their market value of approximately $11.0 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income or loss component of stockholders' equity.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS


                  On June 30, 1999, Wind River sold 100,000 shares of unregistered common stock to William B. Elmore, a director of the Company, for a purchase price of $16.50 per share, the fair market value of the common stock on such date. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.


                  On June 30, 1999, Wind River issued an aggregate of 720,923 shares of unregistered common stock to the shareholders of RouterWare, Inc. in exchange for all the outstanding common stock of RouterWare. As a result, RouterWare is now a wholly owned subsidiary of Wind River. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  The Company's Annual Meeting of Stockholders was held on June 24, 1999 in Alameda, California. Of the 40,492,666 shares outstanding as of the record date, 33,614,716 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:


                  (1) To elect the following to serve as directors of the Company for the ensuing year:

                  Name                                      For                        Withheld
                  ----                                      ---                        --------
                  Jerry L. Fiddler                          33,544,599                 70,117
                  Ronald A. Abelmann                        33,544,418                 70,298
                  William B. Elmore                         33,544,599                 70,117
                  David B. Pratt                            33,544,599                 70,117
                  Grant Inman                               33,544,455                 70,261


                  (2)   To approve Wind River's 1993 Employee Stock Purchase
                        Plan, as amended, to increase the number of shares of
                        common stock authorized for issuance under such plan by
                        150,000 shares:
                        Votes for:                             32,610,493
                        Votes against:                            933,171
                        Votes abstaining:                          71,052

                  (3)   To ratify the selection of PricewaterhouseCoopers LLP as
                        independent accountants of Wind River for its fiscal
                        year ending January 31, 2000:
                        Votes for:                             33,536,526
                        Votes against:                             45,175
                        Votes abstaining:                          33,015


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  EXHIBITS

                  10.24 Retirement and Consulting Agreement between the Registrant and Ronald A. Abelmann, dated as of July 29, 1999

                  27.1          Financial Data Schedule


                  (b)  REPORTS ON FORM 8-K


                  On July 16, 1999, Wind River filed a Current Report on Form 8-K reporting under Item 5 thereof that (i) on June 30, 1999, the Board of Directors of Wind River Systems, Inc. rescinded the Company's stock repurchase programs and (ii) on June 30, 1999, the Company acquired RouterWare, Inc., a leading supplier of networking protocol source code, in a stock-for-stock acquisition.

                                    SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                     WIND RIVER SYSTEMS, INC.


Date:    September 13, 1999          \s\ RICHARD W. KRABER
                                     -----------------------------
                                     Richard W. Kraber
                                     Vice President and Chief Financial Officer