Form 10-Q
period 1999-10-31
WIND RIVER SYSTEMS INC
filed 1999-12-14
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1999.

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

  42,105,633 shares of Common Stock, $.001 par value, as of November 30, 1999

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 1999

                                      INDEX

Part I:            FINANCIAL INFORMATION

                   Item 1.      Financial Statements
                                Condensed Consolidated Statements of Income for the three and nine month periods ended
                                October 31, 1999 and 1998

                                Condensed Consolidated Balance Sheets at October
                                31, 1999 and January 31, 1999

                                Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 31, 1999 and 1998

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


Signature

                            WIND RIVER SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three months ended    Nine months ended
                                                         October 31,          October 31,
                                                       1999       1998      1999       1998
                                                     --------  ---------  ---------  --------
Revenues:
  Products                                           $32,403    $25,716   $ 84,644   $69,119
  Services                                            12,198      8,483     33,037    23,606
                                                     --------  ---------  ---------  --------
            Total revenues                            44,601     34,199    117,681    92,725
                                                     --------  ---------  ---------  --------

Cost of revenues:
  Products                                             3,133      2,118      7,702     6,491
  Services                                             5,189      3,343     14,113     9,423
                                                     --------  ---------  ---------  --------

            Total cost of revenues                     8,322      5,461     21,815    15,914
                                                     --------  ---------  ---------  --------

            Gross margin                              36,279     28,738     95,866    76,811
                                                     --------  ---------  ---------  --------

Operating expenses:
   Selling and marketing                              15,931     11,596     42,486    32,812
   Product development and engineering                 7,580      4,765     21,369    13,629
   General and administrative                          4,849      1,935     11,961     5,484
                                                     --------  ---------  ---------  --------

            Total operating expenses                  28,360     18,296     75,816    51,925
                                                     --------  ---------  ---------  --------

            Operating income                           7,919     10,442     20,050    24,886
                                                     --------  ---------  ---------  --------

Other income (expense):
   Interest income                                     3,743      3,393     11,202    10,027
   Interest expense and other, net                    (2,233)    (2,163)    (7,636)   (6,623)
                                                     --------  ---------  ---------  --------
            Total other income                         1,510      1,230      3,566     3,404
                                                     --------  ---------  ---------  --------

Income before provision for income taxes               9,429     11,672     23,616    28,290
Provision for income taxes                             3,535      4,541      9,210    11,037
                                                     --------  ---------  ---------  --------
            Net income                               $ 5,894    $ 7,131   $ 14,406   $17,253
                                                     --------  ---------  ---------  --------
                                                     --------  ---------  ---------  --------

Net income per share:
     Basic                                           $  0.14    $  0.18   $   0.35   $  0.43
     Diluted                                         $  0.13    $  0.16   $   0.33   $  0.40
Weighted average shares:
     Basic                                            41,837     40,466     41,496    40,075
     Diluted                                          43,989     43,841     43,881    43,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                            October 31,  January 31,
                                                                               1999         1999
                                                                            -----------  ----------
                                                                            (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 49,413    $ 42,837
  Short-term investments                                                        24,436      11,043
  Accounts receivable, net                                                      33,329      30,926
  Prepaid and other current assets                                              12,081      10,598
                                                                            -----------  ----------
          Total current assets                                                 119,259      95,404
Investments                                                                    172,972     158,628
Land and equipment, net                                                         35,505      31,513
Other assets                                                                     9,546      10,011
Restricted cash                                                                 35,544      34,157
                                                                            -----------  ----------
                    Total assets                                              $372,826    $329,713
                                                                            -----------  ----------
                                                                            -----------  ----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  4,914    $  3,472
  Accrued liabilities                                                           12,002      10,005
  Accrued compensation                                                          11,098       6,030
  Income taxes payable                                                           8,605         445
  Deferred revenue                                                              19,951      17,318
                                                                            -----------  ----------
          Total current liabilities                                             56,570      37,270
Convertible subordinated notes                                                 140,000     140,000
                                                                            -----------  ----------
          Total liabilities                                                    196,570     177,270
                                                                            -----------  ----------

Minority interest in consolidated subsidiary                                       820         551
                                                                            -----------  ----------

Stockholders' equity:
  Common stock, par value $.001; 125,000 shares authorized;
      43,219 and 42,449 shares issued; 41,942 and 41,337
      shares outstanding                                                            43          42
  Additional paid in capital                                                   130,949     126,855
  Loan to stockholder                                                           (1,000)          -
  Treasury stock, 1,277 and 1,112 shares, at cost                              (29,488)    (25,491)
  Accumulated other comprehensive income (loss)                                  7,962      (2,155)
  Retained earnings                                                             66,970      52,641
                                                                            -----------  ----------
          Total stockholders' equity                                           175,436     151,892
                                                                            -----------  ----------
                    Total liabilities and stockholders' equity                $372,826    $329,713
                                                                            -----------  ----------
                                                                            -----------  ----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine months ended
                                                                                            October 31,
                                                                                        1999           1998
                                                                                     -----------    ----------
Cash flows from operating activities:
  Net income                                                                          $  14,406     $  17,253
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                         7,856         4,980
    Minority interest in consolidated subsidiary                                            269            92
    Write-off of investment                                                                 500       -
    Change in assets and liabilities:
       Accounts receivable, net                                                          (2,403)       (5,484)
       Prepaid and other assets                                                          (3,813)       (1,535)
       Accounts payable                                                                   1,442          (895)
       Accrued liabilities                                                                1,997         1,222
       Accrued compensation                                                               5,068           741
       Income taxes payable                                                               8,160         7,828
       Deferred revenue                                                                   2,633           854
                                                                                     -----------    ----------
        Net cash provided by operating activities                                        36,115        25,056
                                                                                     -----------    ----------

Cash flows from investing activities:
  Acquisition of equipment                                                               (9,553)       (8,514)
  Purchases of investments                                                             (109,519)     (188,505)
  Sales and maturities of investments                                                    92,396       145,219
  Restricted cash                                                                        (1,387)      (26,353)
                                                                                     -----------    ----------
        Net cash used in investing activities                                           (28,063)      (78,153)
                                                                                     -----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                             4,095         7,696
  Purchase of treasury stock                                                             (3,997)       (7,506)
  Loan to stockholder                                                                    (1,000)            -
                                                                                     -----------    ----------
       Net cash provided by (used in) financing activities                                 (902)          190
                                                                                     -----------    ----------
Effect of exchange rate changes on cash and cash equivalents                               (497)           32
                                                                                     -----------    ----------
Effect of changing fiscal year of acquired subsidiary                                       (77)            -
                                                                                     -----------    ----------
       Net increase (decrease) in cash and cash equivalents                               6,576       (52,875)
Cash and cash equivalents at beginning of period                                         42,837       100,788
                                                                                     -----------    ----------
Cash and cash equivalents at end of period                                            $  49,413     $  47,913
                                                                                     -----------    ----------
                                                                                     -----------    ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River"or the "Company") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 1999 included in Wind River's Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2000 or for any future period.

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

The condensed consolidated financial statements include the accounts of Wind River and its wholly- owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstance surrounding these estimates could result in a change to the estimates and impact future operating results.

Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

2.       Write-Off of Investment

During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT, Inc. ("XACT") that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently, but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind River believes the future operations and cash flows of XACT have become uncertain and that Wind River's original investment is not recoverable. Accordingly, Wind River recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value during the first quarter of fiscal year 2000.

3.       Acquisitions

On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc., ("RouterWare") a California corporation. RouterWare develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger. Wind River recorded this transaction using the pooling-of-interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. The results of operations for the three and nine months ended October 31, 1998, are summarized as follows:

                                      Three months Ended       Nine months Ended
                                          October 31,             October 31,
                                             1998                    1998
                                   ----------------------     ----------------------
(In thousands)
Revenues:
  Wind River                       $                33,600   $              91,200
  RouterWare                                           599                   1,525
                                     ----------------------  ----------------------
     Total revenues                $                34,199   $              92,725
                                     ----------------------  ----------------------
                                     ----------------------  ----------------------

Net income (loss):
  Wind River                                         7,165                  17,531
  RouterWare                                          (34)                   (278)
                                     ----------------------  ----------------------
     Total net income              $                 7,131   $              17,253
                                     ----------------------  ----------------------
                                     ----------------------  ----------------------

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

RouterWare's net loss of $77,000 for the month of January 1999 has been recorded as a decrease to stockholders' equity for the quarter ended April 30, 1999.

In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

On October 21, 1999, Wind River entered into an agreement to merge with Integrated Systems, Inc., an embedded operating systems and development tool software developer, in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, each issued and outstanding common share of Integrated Systems will be exchanged for .92 shares of Wind River common stock. Additionally, approximately 4,847,000 Integrated Systems stock options will become options to purchase approximately 4,459,000 shares of Wind River stock. Consummation of the transactions is subject to certain conditions, including approval by the stockholders of each company.

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

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in accumulated other comprehensive income component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and an accreting interest rate swap agreement.

6.       Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income, for Wind River, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

Comprehensive income for the three and nine months ended October 31, 1999 and 1998 is as follows:

                                                          Three Months Ended               Nine months Ended
                                                             October 31,                      October 31,
                                                     -----------------------------   ------------------------------
(In thousands)                                            1999          1998              1999            1998
                                                     -------------  --------------   -------------  ---------------
Net income                                           $      5,894    $      7,131    $     14,406   $       17,253
                                                     -------------  --------------   -------------  ---------------
Other comprehensive income
   Foreign currency translation adjustments                    84            (70)           (497)               32
   Unrealized gain (loss) on investments                    6,796           (621)          10,614          (2,074)
                                                     -------------  --------------   -------------  ---------------
Other comprehensive income (loss)                           6,880           (691)          10,117          (2,042)
                                                     -------------  --------------   -------------  ---------------
Total comprehensive income                           $     12,774    $      6,440    $     24,523   $       15,211
                                                     -------------  --------------   -------------  ---------------
                                                     -------------  --------------   -------------  ---------------

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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

                                                           Three Months Ended           Nine months Ended
                                                              October 31,                  October 31,
                                                       ---------------------------   -------------------------
(In thousands, except per share information)                1999          1998           1999         1998
                                                       -------------  ------------   -----------  ------------
Shares used in basic net income
      per share computation                                  41,837        40,466        41,496        40,075
Effect of dilutive potential common shares                    2,152         3,375         2,385         3,586
                                                       -------------  ------------   -----------  ------------
Shares used in diluted net income
     per share computation                                   43,989        43,841        43,881        43,661
                                                       -------------  ------------   -----------  ------------
                                                       -------------  ------------   -----------  ------------

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 4.9 million and 1.8 million common shares which were outstanding at October 31, 1999 and 1998, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter and the effect would be anti-dilutive. The exercise prices of these options ranged from $17.44 to $31.92 and $26.46 to $31.92 at October 31, 1999 and 1998,
respectively.

8.       Treasury Stock

In June 1999, Board of Directors rescinded the $25.0 million increase in stock repurchases authorized in April 1999 and Wind River's ongoing stock repurchase program of $4.0 million per quarter. Wind River has not repurchased any shares since March 17, 1999.

9.       Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At October 31, 1999, Wind River had outstanding forward contracts to hedge certain foreign currency transaction exposures in certain European currencies. The difference between cost and estimated fair value at October 31, 1999 was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The Swap Agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. At October 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the Swap Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Swap Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

10.      Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. Wind River has not yet determined the impact, if any, of adopting this statement.

11.      Segment and Geographic Information

Wind River operates in one industry segment --technology for embedded operating systems, and management used one measurement of profitability for its business.

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

                                             Revenue                                       Assets
                        ---------------------------------------------------   ---------------------------------
                          Three months ended         Nine months ended
(In thousands)                October 31,               October 31,               October 31,     January 31,
                        ------------------------ --------------------------   ----------------- ----------------
                            1999          1998       1999          1998              1999             1999
                        ------------ ----------- ------------ -------------   ----------------- ----------------

 United States           $   28,683   $  23,715   $   75,277   $    63,843       $      343,762   $    298,739
 Japan                        7,859       4,489       19,423        11,540               10,167         12,043
 Other International          8,059       5,995       22,981        17,342               18,897         18,931
                         ----------   ---------   ----------   -----------       --------------   ------------
 Consolidated            $   44,601   $  34,199   $  117,681   $    92,725       $      372,826   $    329,713
                        ------------ ----------- ------------ -------------   ------------------  ------------
                        ------------ ----------- ------------ -------------   ------------------  ------------

Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

12.      Special Charges

During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT, Inc, which was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement wtih XACT. Subsequently, but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind River recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value during the first quarter of fiscal year 2000. This charge is included in interest expense and other for the nine months ended October 31, 1999. In addition, the Company wrote-off $302,000 in connection with the costs associated with hiring the XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for another product wtih XACT. This charge is included in general and administrative expenses for the nine months ended October 31, 1999.

During the second quarter of fiscal year 2000, Wind River incurred approximately $1.2 million associated with the retirement package of its former chief executive officer, who relinquished his responsibilities as president and chief executive officer as of June 24, 1999. This charge, which was incurred in the quarter ended July 31, 1999, is included in general and administrative expenses for the nine months ended October 31, 1999. Additionally, in connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

During the third quarter of fiscal year 2000, Wind River incurred approximately $1.3 million in connection with hiring its new chief executive officer, and approximately $975,000 related to non-capitalizable costs associated with the implementation of an enterprise resource planning system. These charges are included in general and administrative expenses for the three months ended October 31, 1999.

13.      Secured Promissory Note with a Stockholder

On September 7, 1999, the Company's Chief Executive Officer, signed a secured promissory note ("Note") to borrow up to $2.4 million from the Company to purchase shares of Wind River's common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7,2008. As of October 31, 1999, Mr. St. Dennis had borrowed $1.0 million against the Note. This loan is full recourse and is secured by a pledge of shares of Wind River common stock owned by Mr. St. Dennis. The loan amount is outstanding as of October 31, 1999 and is reflected as a reduction of equity in the accompanying consolidated balance sheet.

                            WIND RIVER SYSTEMS, INC.

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired business and technologies and others are discussed in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River's flagship products, Tornado II(TM) and VxWorks, enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

On October 21, 1999, Wind River entered into an agreement to merge with Integrated Systems, Inc., an embedded operating systems and development tool software developer, in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, each issued and outstanding common share of Integrated Systems will be exchanged for .92 shares of Wind River common stock. Additionally, shares of approximately 4,847,000 Integrated Systems stock options will become options to purchase approximately 4,459,000 shares of Wind River stock. Consummation of the transaction is subject to certain conditions, including approval by the stockholders of each company.

During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT, Inc. which was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees. As a result of these events, Wind River believes the future operations and cash flows of XACT have become uncertain and that its original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.

On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc., a California corporation. RouterWare develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock including shares issuable upon exercise of employee stock options. Wind River recorded this transaction using the pooling-of-interests accounting method and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

Results of Operations

Operating results as a percentage of revenue for the three and nine month periods ended October 31, 1999 and 1998 are summarized in the following table:

                                                            Three months ended                 Nine months ended
                                                               October 31,                        October 31,
                                                          1999              1998             1999              1998
                                                       ------------      -----------      ------------      -----------
Revenues:
  Products                                                      73%              75%               72%              75%
  Services                                                      27               25                28               25
                                                     --------------   --------------    --------------    -------------
     Total revenues                                            100              100               100              100
                                                     --------------   --------------    --------------    -------------

Cost of revenues:
  Products                                                       7                6                 7                7
  Services                                                      12               10                12               10
                                                     --------------   --------------    --------------    -------------
     Total cost of revenues                                     19               16                19               17
                                                     --------------   --------------    --------------    -------------

          Gross margin                                          81               84                81               83
                                                     --------------   --------------    --------------    -------------

Operating expenses:
   Selling and marketing                                        36               34                36               35
   Product development and engineering                          17               14                18               15
   General and administrative                                   11                6                10                6
                                                     --------------   --------------    --------------    -------------
            Total operating expenses                            64               54                64               56
                                                     --------------   --------------    --------------    -------------

              Operating income                                  17               30                17               27
                                                     --------------   --------------    --------------    -------------

Other income (expense):
   Interest income                                               8               10                10               11
   Interest expense and other, net                              (5)              (6)               (6)              (7)
                                                     --------------   --------------    --------------    -------------
            Total other income                                   3                4                 4                4
                                                     --------------   --------------    --------------    -------------

Income before provision for income taxes                        20               34                21               31
Provision for income taxes                                       8               13                 8               12
                                                     --------------   --------------    --------------    -------------
                Net income                                      12%              21%               13%              19%
                                                     --------------   --------------    --------------    -------------
                                                     --------------   --------------    --------------    -------------

REVENUES

Total revenues for the three and nine months ended October 31, 1999 were $44.6 million and $117.7 million, respectively, compared to $34.2 million and $92.7 million for the same periods in fiscal 1999. The increase in total revenues of 30% and 27% , for the three and nine months ended October 31, 1999, respectively, is due to increases in revenues from both products and services.

Revenues from the sale of products increased 26% and 22%, to $32.4 million and $84.6 million, for the three and nine months ended October 31, 1999, respectively, compared to $25.7 million and $69.1 million for the same periods in fiscal 1999. Product revenues primarily consist of development, OEM and run-time license fees. Wind River typically charges a one-time fee for development licenses, a separate OEM licenses fee for each customer development project and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. The increase in product revenues was due primarily to an increase in run-time license revenues, as customer developed products continue to be accepted by end-users, and to the expansion of our product lines resulting from research and development and the integration of products from acquired companies.

Services revenue increased 44% and 40%, to $12.2 million and $33.0 million, for the three and nine months ended October 31, 1999, respectively, compared to $8.5 million and $23.6 million for the same periods in the prior fiscal year. The increase was primarily due to increases in revenue from (1) maintenance support agreements, both new and recurring, (2) professional services as the new business unit attracts additional customers; and (3) training resulting from the increase in Wind River's installed base of Tornado(TM) software development environment and software applications provided to customers. These increases were partially offset by a decline in revenues from engineering services.

Total revenues from international sales for the three and nine months ended October 31, 1999 were $15.9 million and $42.4 million, respectively, compared to $10.5 million and $28.9 million for the same periods in the prior fiscal year. The increase of 52% and 47% for the three and nine months ended October 31, 1999 was primarily due to increased demand for our products and services in Japan and Europe. International revenues accounted for 36% of total revenues for both the three and nine months ended October 31, 1999, compared to 31% for both the same periods in the prior fiscal year. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce our revenues and backlog in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on our results of operations. We enter into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related fluctuations of certain foreign currencies against the dollar have occurred. These factors could adversely affect our future sales and operating expenses, which could have a material adverse effect on our business, results of operations and financial condition. Revenues from Asia Pacific sources including Japan represented 56% and 54% of international revenues for the three and nine months ended October 31, 1999, compared to 47% and 46% for the same periods in the prior fiscal year. See "Additional Risk Factors that may affect Future Results of Operations-Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business."

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 19% for both the three and nine month periods ended October 31, 1999, compared to 16% and 17% for the same periods of fiscal 1999.

Product-related cost of sales as a percentage of product revenues was 10% and 9% for the three and nine month periods ended October 31, 1999, compared to 8% and 9% for each of the corresponding periods of the prior fiscal year. Product-related costs consist primarily of salaries and benefits for production employees, product media, and royalty payments to third parties for the use of their software and documentation and packaging. Amortization of technology purchased through acquisition of companies for the three and nine month periods ended October 31, 1999, was $168,000 and $504,000, respectively. We expect to expense approximately $168,000 on technology acquired through acquisitions over each of the next five quarters. Future acquisitions, including our contemplated acquisition of Integrated Systems, would increase this amount. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products, including Tornado II, Tornado for Embedded Internet products and Tornado for Managed Switches and by royalty payments to other third parties for sales related to their products.

Service related cost of revenue as a percentage of service revenue was 43% for each of the three and nine month period ended October 31, 1999, compared to 39% and 40% for the same periods in fiscal year 1999. Service related cost of revenue consist primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our investment in developing new services offerings and the addition of new personnel and certified third party contractors to our professional services organization. We expect that cost of service revenues will increase in absolute dollars as we continue to increase our customer support staff, customer support capabilities and professional services organization.

OPERATING EXPENSES

Selling and marketing expenses were $15.9 million and $42.5 million for the three and nine month periods ended October 31, 1999, compared to $11.6 million and $32.8 million for the same periods in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 36% for both the three and nine months ended October 31, 1999, compared to 34% and 35% for the corresponding periods in the prior fiscal year. The increase resulted primarily from the growth in the number of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs including costs for new product introductions, promotions and trade shows. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

Product development and engineering expenses were $7.6 million and $21.4 million for the three and nine month periods ended October 31, 1999, compared to $4.8 million and $13.6 million for the same periods in the prior fiscal year. As a percentage of total revenue, product development and engineering expenses were 17% and 18% for the three and nine month periods ended October 31, 1999, compared to 14% and 15% for each of the corresponding periods in the prior fiscal year. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating the XACT engineering team Wind River hired in April 1999 and with the additional engineering staff as a result of the acquisition of RouterWare in June 1999. In addition, Wind River had $148,000 and $223,000 of funded research and development for the second and third quarters of fiscal year 2000. We believe that product development and engineering expenses will continue to increase in absolute dollars as we continue to invest in the development of new products, technologies, applications and product enhancements.

General and administrative expenses were $4.8 million and $12.0 million for the three and nine months ended October 31, 1999, compared to $1.9 million and $5.5 million, respectively, for the corresponding periods in
                                       15
the prior fiscal year. As a percentage of total revenue, general and administrative expenses were 11% and 10% for the three and nine months ended October 31, 1999, compared to 6% for each of the corresponding periods in the prior fiscal year. The increase during the third quarter of fiscal year 2000 was due primarily to (1) a charge of $1.3 million incurred in connection with hiring a chief executive officer; (2) the non-capitalizable costs associated with the implementation of an enterprise resource planning system ("ERP") of approximately $975,000; and (3) the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. We expect to continue to incur expenses related to our ERP system in the fourth quarter as we complete data conversions and maintain support during the start-up months of the system. The increase for the nine month period was attributed, in addition to the above, to (1) a charge of $1.2 million associated with the retirement package of the former chief executive officer during the second quarter; (2) the costs incurred for the acquisition of RouterWare of approximately $930,000; (3) the write-off of a distribution agreement with XACT because XACT is unable to complete the development of their product that is subject to the distribution agreement; and (4) the costs associated with hiring the XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for another product with XACT. Even excluding the charges related to the retirement of the former chief executive officer and the search for and hire of a new chief executive officer, RouterWare and XACT, we believe that general and administrative expenses will continue to increase in absolute dollars as we continue to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration. Amortization of goodwill totaled $39,000 and $105,000 for the three and nine month periods ended October 31, 1999 compared to $27,000 and $80,000 for the same periods ended October 31, 1998.

OTHER INCOME AND EXPENSES

Interest income was $3.7 million and $11.2 million for the three and nine months ended October 31, 1999, respectively, compared to $3.4 million and $10.0 million for the same periods in the prior fiscal year. The increase in interest income was primarily due to a larger investment portfolio and restricted cash accounts as well as higher interest rates on invested balances. Total cash and cash equivalents, investments and restricted cash at October 31, 1999 and 1998 was approximately $282.4 million and $246.7 million, respectively.

Interest expense and other, net was $2.2 million and $7.6 million for the three and nine months ended October 31, 1999, compared to $2.2 million and $6.6 million for the same periods in the prior fiscal year. During the first quarter of fiscal year 2000, Wind River recognized a charge totaling $500,000 relating to the difference between the carrying amount of our investment in XACT and the net realizable value. Wind River pays interest on the 5.0% Convertible Subordinated Notes, due in 2002 and maturities of certain issuance costs associated with these Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

PROVISION FOR INCOME TAXES

The effective tax rate for the three and nine months ended October 31, 1999 was 37.5% and 39.0%, compared to 38.9% and 39.0% for the same periods in the prior fiscal year. The overall changes in the effective tax rates result primarily from certain non-deductible acquisition costs related to RouterWare. In addition, the changes are attributed to the difference between foreign and domestic tax rates, the ratio of foreign taxable income to domestic taxable income and varying levels of available research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, Wind River had working capital of approximately $62.7 million and cash and investments, excluding restricted cash of $35.5 million, of approximately $246.8 million, which include investments with maturities greater than one year of $173.0 million.

During the first nine months of fiscal 2000, Wind River's operating activities provided net cash of $36.1 million due primarily to net income adjusted for depreciation and amortization, and changes in accrued compensation, income taxes payable and deferred revenue. These sources of cash were partially offset by the changes in accounts receivable and prepaid and other assets.

During the first nine months of fiscal 2000, investing activities used net cash of $28.1 million due primarily to purchases of investments, the acquisition of equipment, and changes in restricted cash. These uses of cash were partially offset by cash provided relating to the sales of investments. During the nine months ended October 31, 1999, Wind River purchased fixed assets of $9.6 million including $3.3 million for its new financial databases, applications, and reporting systems. Restricted cash increased primarily due to the increased collateral funding required for the operating lease of Wind River's headquarters. The collateral consists of direct obligations of the United States government.

Wind River's financing activities used net cash of $902,000 primarily for stock repurchases of approximately $4.0 million in the first quarter, substantially offset by cash provided by the issuance of common stock from employee stock option exercises and a purchase of stock by a member of the Board of Directors. During the nine months ended October 31, 1999, Wind River repurchased as part of its systematic stock repurchase program, 165,000 shares of its common stock at a cost of approximately $4.0 million. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999. On September 7, 1999, our chief executive officer signed a secured promissory note with the Company to borrow up to $2.4 million. As of October 31, 1999, the CEO had borrowed $1.0 million against this note. In fiscal 1998, Wind River entered into an operating lease agreement for its headquarters facility in Alameda, California. The building construction was completed in August 1999 and the final balance on the commitment amounted to $32.4 million. Operating lease payments commenced upon completion of construction and will vary based on the London interbank offering rate ("LIBOR".)

In connection with the lease, Wind River was obligated to enter into a lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the building at the lessor's original cost or arrange for the building to be acquired. Wind River has guaranteed the residual value associated with the building to the lessor of approximately 82% of the lessor's funding obligation. Wind River is also required to maintain fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of October 31, 1999, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material effect on Wind River's financial condition or results of operations.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on one month LIBOR to a fixed rate of 5.9%. At October 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The swap agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

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

"YEAR 2000" ISSUES

Many currently installed computer systems and software products include coding to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish dates prior to January 1, 2000, from dates on and after January 1, 2000. As a result, in approximately two weeks, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

Wind River has conducted Year 2000 compliance reviews for current versions of its products. The review has included assessment, implementation, validation testing and contingency planning. Although Wind River believes the most current releases of its products will neither cease to perform nor generate incorrect or ambiguous data or results solely due to a change in date on or after January 1, 2000 and will calculate any information dependent on such dates in the same manner, and with the same functionality, data integrity and performance as such products on or before December 31, 1999 (collectively "Year 2000 Compliance"), Wind River provides no assurance that its software products contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates. Failure of Wind River's software products to contain all the necessary software routines and programs for the accurate calculation, display, storage and manipulation of data involving dates would have a material adverse effect on Wind River's business, financial condition and results of operation. The majority of Wind River's products are combined by its customers with other software programs or hardware devices not provided by Wind River. Such combination with other products that are not Year 2000 Compliant or modifications of Wind River's products by its customers may introduce Year 2000 Compliance issues for its customers. Wind River's customers' inability to remedy their own Year 2000 Compliance issues could affect their demand for Wind River's products, which may materially and adversely affect Wind River's business, financial condition and results of operations. Wind River continues to respond to customer concerns about prior versions of Wind River's products on a case-by-case basis. For certain older versions of Wind River's products which may not be Year 2000 compliant, Wind River is providing a patch to bring the product into compliance.

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

Wind River has worked with critical suppliers to determine that such suppliers' operations and the products and services they provide Wind River are Year 2000 Compliant and has monitored their progress towards Year 2000 Compliance. Wind River has obtained from its critical suppliers completed questionnaire that provides information regarding Year 2000 Compliance. The suppliers have rated themselves as currently Year 2000 Compliant or are engaged in programs to become Year 2000 Compliant. Wind River will continue to monitor the status of suppliers who have not completed their Year 2000 Compliance programs. Wind River has reviewed information published by its largest customers regarding Year 2000 Compliance. According to their statements, the customers believe that they will not incur any business interruptions related to Year 2000 Compliance issues. However, as is the case with other software companies, if Wind River's current or future outside customers or suppliers fail to achieve Year 2000 Compliance or if they divert technology expenditures to address their own Year 2000 Compliance problems, Wind River's business, financial condition or results of operations could be materially adversely affected.

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

Wind River has funded its Year 2000 Compliance review from operating cash flows and, except for its new financial reporting system, has not separately accounted for these costs. Wind River will incur additional amounts related to the Year 2000 Compliance review including administrative personnel to manage the review, outside contractors to provide technical advice and technical support for its products, product engineering and customer satisfaction. Excluding the implementation of our financial reporting system, we believe that we have completed approximately 95% of the work required to obtain Year 2000 Compliance. As of October 31, 1999, we have incurred approximately $240,000 on the Year 2000 Compliance project. We have incurred approximately $4.4 million to implement our financial reporting system, which was implemented on November 1, 1999. We believe the total cost incurred to implement this system will be approximately $5.7 million. Wind River's Year 2000 budget will be modified as necessary to address correction of any additional systems identified to be non-compliant. However, management does not anticipate that Wind River will incur other significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 Compliant.

Wind River has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. Wind River expects to complete its contingency plans by the fourth quarter of fiscal 2000. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct (on an accelerated schedule) any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. If Wind River is required to implement any of these contingency plans, it could have a material adverse effect on Wind River's financial condition and results of operations.

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

NUMEROUS FACTORS MAY CAUSE OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD.

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

         -  the amount and timing of orders we receive;

         - changes in the length of our products' sales cycles, which increase as our customers' purchase decisions become more strategic and are made at higher management levels;

         - the success of our customers' products from which we derive our royalty revenues;

         - the mix of our revenues from the sale of services (which have lower margins than our revenue from the sale of products) as compared to products;

         - our ability to control our operating expenses, which we anticipate will continue to increase during the current fiscal year;

         - our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

         - announcements, new product introductions and price reductions by our competitors;

         -  our ability to manage costs for fixed-price consulting engagements;

         - changes in business cycles that affect the markets in which we sell our products;

         - economic conditions generally and in international markets, which historically have provided a significant portion of our revenues; and

         -  foreign currency exchange rates.

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

         As part of our business strategy, we have acquired or made investments in several businesses, products and technologies that complement ours, and we anticipate that we will continue to do so in the future. We may experience difficulties integrating an acquired company's operations into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our business. Acquisitions have additional inherent risks, including:

         - difficulties assimilating acquired operations, technologies or products;

         -  unanticipated costs; and

         - adverse effects on relationships with customers, suppliers and employees.

ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND INCREASE OUR INDEBTEDNESS.

     On October 21, 1999, Wind River entered into an agreement to merge with Integrated Systems, Inc., an embedded operating systems and development tool software developer, in a transaction to be accounted for as a pooling of interests. Under the terms of the agreement, each issued and outstanding common share of Integrated Systems will be exchanged for .92 shares of Wind River common stock. Additionally, approximately 4,847,000 Integrated Systems stock options will become options to purchase approximately 4,459,000 Wind River stock. Consummation of the transactions is subject to certain conditions, including approval by the stockholders of each company. The issuance of Wind River common stock in the merger could dilute our earnings per share. We have incurred and will continue to incur significant costs in connection with the proposed merger whether or not it actually occurs. The merger may not be completed in a timely manner or at all. If the merger does occur, we will face significant challenges integrating the two companies and other risks, including:

         -  possible customer or supplier confusion;

         - a decrease in our stock price if the combined company fails to meet revenue and earnings expectations;

         - loss of key Integrated Systems employees critical to the ongoing success of Integrated Systems products and to the integration of the two companies' product lines;

         - the potential effect on the combined company of the lower rates of Integrated Systems' revenue and earnings growth relative to Wind River's over the last two years.

         In any acquisition, we may not be successful in integrating the businesses, products, technologies or personnel we acquire, and our failure to do so could materially adversely affect our business, financial condition and results of operations. Similarly, we cannot guarantee that our investments will yield a significant return if any. In addition, to finance acquisitions, we may issue equity securities, which may dilute our earnings per share, or incur significant indebtedness, which could materially adversely affect our results of operations.

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

WE FACE INTENSE COMPETITION, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS.

         The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including Accelerated Technology, Inc., Mentor Graphics, Inc., Microsoft Corporation, Microware Systems Corporation, QNX Software Systems, Ltd., Integrated Systems, Inc., Sun Microsystems, Inc. and Symbian Inc. In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of our products. Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, maintaining these advantages will require a continued high level of investment in research and development, marketing and customer service and support. In addition, competitive pressures could cause us to reduce the prices of our products, run-time royalties and services, which would result in reduced profit margins. If we were unable to compete successfully, our business, financial condition and results of operations would be materially and adversely affected.

OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE.

         The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. We have from time to time experienced delays in the development of new products and the enhancement of existing products, including, most recently, a delay in the development of our recently introduced product Tornado for Managed Switches. Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot, for technical, legal, financial or other reasons, adapt or respond in a cost effective and timely manner to changing market conditions or customer requirements, our business and operating results would suffer.

OUR OPERATING RESULTS ARE DEPENDENT UPON SALES OF A SMALL NUMBER OF PRODUCTS.

         Revenue from sales of our Tornado and VxWorks family of products and services has historically accounted for substantially all of our revenue, and we expect this concentration will continue in the foreseeable future. Any reduction in the demand for our Tornado or VxWorks family of products and services could materially adversely affect our operating results and cause the price of our common stock to decline.

IF OUR NEW PRODUCTS ARE NOT ACCEPTED, OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED.

         Our future success is substantially dependent upon whether our new products gain wide market acceptance. We are continuously engaged in product development for new or changing markets. It is difficult to predict whether demand for any of these products will develop or increase in the future.

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

A SIGNIFICANT PORTION OF OUR REVENUE IS DEPENDENT UPON THE MARKET ACCEPTANCE OF OUR CUSTOMERS' PRODUCTS.

         One of the key components of our business strategy is to increase revenue through royalty fees for each copy of our operating system embedded in the products our customers sell. Success of this strategy depends upon our ability to successfully negotiate royalty agreements with our customers and, in turn, their successful commercialization of the underlying products. To the extent that our customers are not successful, for whatever reason, our revenues may be reduced significantly and our business, financial condition and results of operations could be materially adversely affected.

FAILURE TO MANAGE OUR GROWTH COULD SIGNIFICANTLY STRAIN OUR PERSONNEL AND OTHER RESOURCES.

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

OUR INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         During the three and nine month period ended October 31, 1999 and the fiscal year ended January 31, 1999, we derived approximately 36%, 36% and 32%, respectively, of our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future, and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia.

         Risks inherent in international operations include:

         -  the imposition of governmental controls and regulatory requirements;

         -  the costs and risks of localizing products for foreign countries;

         - unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

         -  greater difficulty in accounts receivable collection;

         -  the restrictions of repatriation of earnings;

         -  the burdens of complying with a variety of foreign laws; and

         - difficulties in staffing and managing foreign subsidiaries and branch operations.

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

WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO CUSTOMERS DEPENDENT UPON GOVERNMENT FUNDING, WHICH MAY NOT CONTINUE TO BE AVAILABLE.

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

WE ONLY RECENTLY BEGAN TO FOCUS ON OFFERING SOFTWARE CONSULTING SERVICES AND THEREFORE, MAY NOT BE AS EXPERIENCED IN THIS BUSINESS AS OTHERS.

            To be successful with our professional services business, we must overcome several factors, including:

         - services contracts can be fixed-price commitments, and if our cost of performing the services consistently and significantly exceeds the amount the customer has agreed to pay, it could materially adversely affect our business, financial condition and results of operations; and

         - our cost of services personnel and certified consultants is high which results in lower gross margins than our software business.

         If we cannot accurately estimate our costs and achieve milestones during consulting engagements and retain competent services personnel, our business, financial condition and results of operations could be materially adversely affected.

WE DEPEND ON OUR KEY PERSONNEL AND ON ATTRACTING QUALIFIED EMPLOYEES FOR OUR FUTURE SUCCESS.

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

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY WOULD IMPAIR OUR COMPETITIVE POSITION.

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

THIRD PARTY CLAIMS OF PATENT INFRINGEMENT COULD RESULT IN SUBSTANTIAL COSTS.

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

DEFECTS IN OUR PRODUCTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS AND EXPOSE US TO SIGNIFICANT PRODUCT LIABILITY CLAIMS.

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

THE YEAR 2000 PROBLEM MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The "year 2000 problem" is typically the result of limitations of certain software written using two digits rather than four digits to define the applicable year resulting in certain programs recognizing "00" as the year 1900 rather than the year 2000. If software does not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists primarily in four areas:

         - potential warranty or other claims from our customers, which may result in significant expense to Wind River;

         - failure of systems we use to run our business, which could disrupt our business operations;

         - failure of systems used by our suppliers, which could delay or affect the quality of our manufacturing or products; and

         - the potential failure of our products due to year 2000 problems, which may require that we replace any such products and potentially incur significant unexpected expenses.

         Although we believe our most current releases of our products, including third party software integrated into certain products, are year 2000 compliant, because all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues may increase. Significant customer claims or litigation, even if decided in our favor, could have a material adverse impact on our business, financial condition, or results of operations.

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

WE HAVE SUBSTANTIAL DEBT SERVICE AND PRINCIPAL REPAYMENT OBLIGATIONS, WHICH COULD MAKE IT DIFFICULT FOR US TO OBTAIN FINANCING.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         The trading price of our common stock has been and is likely to be volatile. It could fluctuate widely in response to a variety of factors, including:

         -  actual or anticipated variations in our operating results;

         - announcements of new products or significant events or transactions by us or our competitors;

         -  changes in our industry;

         -  changes in financial estimates by securities analysts;

         -  pricing pressures;

         -  general market conditions;

         - events affecting other companies that investors believe to be comparable to us; and

         -  other events or factors that may be beyond our control.

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

Wind River believes an immediate 10 percent point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of October 31, 1999 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 10 percent move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and loses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The unrealized gains and losses on the outstanding forward contracts at October 31, 1999 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at October 31, 1999 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At October 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at October 31, 1999 was negligible.

EQUITY PRICE RISK

Wind River owns 633,752 shares of common stock of e-SIM Ltd., formerly known as Emultek, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-SIM's public offering. e-SIM went public in July 1998 at $7.50 per share, and at October 31, 1999, the closing price of e-SIM's stock was $6.13 per share. Wind River also owns 208,333 shares of common stock of Liberate Technologies, Inc, a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at October 31, 1999, the closing price of Liberate's stock was $68.13 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at October 31, 1999 at their market value of approximately $18.1 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income component of stockholders' equity.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) EXHIBITS

                  10.25 Executive Employment Agreement between the Company and Thomas St. Dennis, dated as of September 7, 1999.

                  10.26    Secured Promissory Note, dated as of
                           September 7, 1999 between the Company and
                           Thomas St. Dennis.

                  10.27 Investment Propriety Security Agreement by Thomas St. Dennis in favor of the Company.

                  10.28 Non-Statutory Stock Option Agreement between the Company and Marla A. Stark.

                  10.29(1) Agreement and Plan of Merger and Reorganization
                           dated as of October 21, 1999, among Wind River Systems, Inc., University Acquisition Corp. and Integrated Systems, Inc.

                  10.30(1) Stock Option Agreement dated as of October 21,
                           1999 between Wind River Systems, Inc. and Integrated Systems, Inc.

                  10.31(1) Form of Voting Agreement between Wind River
                           Systems. Inc. and certain shareholders of Integrated Systems, Inc.

                  10.32(1) Form of Voting Agreement betweeen Integrated
                           Systems, Inc. and certain stockholders of Wind River Systems, Inc.

                  10.33(2) Stockholder Rights Plan.

                  27.1     Financial Data Schedule


                  (1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed November 23, 1999 (No. 333-91545).

                  (2) Incorporated by reference to the Company's Form 8-K, dated November 4, 1999.


                  (b) REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K, dated September 13, 1999, reporting the appointment of Thomas St. Dennis as Chief Executive Officer.

                  The Company filed a report on Form 8-K, dated October 21, 1999, reporting the execution of a definitive merger agreement to acquire Integrated Systems, Inc.

                  The Company filed a report on Form 8-K, dated November 4, 1999, reporting the Stockholder Rights Plan adopted by the Company on October 21, 1999

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                    WIND RIVER SYSTEMS, INC.


Date:    December 14, 1999          \s\ RICHARD W. KRABER
                                    ----------------------------
                                    Richard W. Kraber
                                    Vice President and Chief Financial Officer