Form 10-K
period 2000-01-31
WIND RIVER SYSTEMS INC
filed 2000-04-28
CIK 833829

                          ANNUAL REPORT AND FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


              / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 31, 2000
                                      OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $2,149,951,000.


Number of shares of Common Stock outstanding as of March 31, 2000: 70,692,511

                        DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on July 26, 2000 are incorporated by reference into Part III of this Form 10-K.

                                 TABLE OF CONTENTS

------------------------------------------------------------------------------------------
Part I      Item 1.     Business                                                       3

            Item 2.     Properties                                                    22

            Item 3.     Legal Proceedings                                             22

            Item 4.     Submission of Matters to a Vote of Security Holders           22

            Item 4A.    Executive Officers of the Registrant                          23

------------------------------------------------------------------------------------------
Part II     Item 5.     Market for Registrant's Common Equity and
                        Related Stockholder Matters                                   26

            Item 6.     Selected Consolidated Financial Data                          27

            Item 7.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                 27

            Item 7A.    Quantitative and Qualitative Disclosures about Market Risk    40

            Item 8.     Financial Statements and Supplementary Data                   42

            Item 9.     Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                        42

------------------------------------------------------------------------------------------
Part III    Item 10.    Directors and Executive Officers of the Registrant            64

            Item 11.    Executive Compensation                                        64

            Item 12.    Security Ownership of Certain Beneficial Owners
                        and Management                                                64

            Item 13.    Certain Relationships and Related Transactions                64

------------------------------------------------------------------------------------------
Part IV     Item 14.    Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                           65

                        Signatures                                                    68


                                   PART I


This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others discussed below and under the captions "Additional Risk Factors That May Affect Future Results of Operations" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments.

ITEM 1.

BUSINESS

Wind River Systems, Inc. develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River flagship products, the Tornado-Registered Trademark- II development platform and the VxWorks-Registered Trademark- real-time operating system, enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

Wind River markets its products and services in North America and Europe primarily through its own direct sales organization, which consists of salespersons and field engineers. Wind River has eighteen licensed international distributors principally to serve customers in regions not serviced by its direct sales force or its Japanese master distributors. Wind River's customers include Boeing Company, Cisco Systems, Inc., Ericsson Radio Systems AB, General Motors Corporation, Hewlett-Packard Company, Hitachi, Ltd., Hughes Aircraft Company, Lucent Technologies Inc., Intel Corporation, Lockheed-Martin Corporation, McDonnell Douglas Corporation, Mitsubishi Electric Corporation, Motorola, Inc., Liberate Technologies, Nippon Electric Corporation, Northern Telecom Ltd., Raytheon Company, Siemens AG, Sun Microsystems, Inc., and TRW Inc.

During April 1999, Wind River entered into an asset purchase agreement with XACT Inc. ("XACT"), a network software developer, pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently, but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees.

On June 30, 1999, Wind River acquired RouterWare, Inc. RouterWare develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. In the acquisition, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger. Wind River recorded this transaction using the pooling-of-interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare.

On February 15, 2000, Wind River acquired Integrated Systems, Inc., pursuant to a merger agreement entered into on October 21, 1999. Integrated Systems provides solutions for embedded software development that consist of real-time operating systems and software components for embedded microprocessors; tools for designing, developing and optimizing embedded applications; networking products for device connectivity and management; and engineering design services for accelerated co-sourced product development. Integrated Systems' products help users accelerate the design, development, debugging, implementation and maintenance of embedded software. Integrated Systems' products and services are intended to reduce the expense associated with embedded software and system development and enable customers to develop systems with a wide variety of features characterized by greater functionality, enhanced performance, improved reliability and ease of use. In connection with the acquisition, each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock.
In addition, approximately 4,493,000 of Integrated Systems stock options became options to purchase approximately 4,133,000 shares of Wind River stock. The acquisition was accounted for as a pooling of interests.

On March 13, 2000, Wind River announced a definitive agreement to acquire AudeSi Technologies Inc., a privately held supplier of innovative embedded Java technology based tools and other components for building flexible, multi-application consumer devices. Wind River will acquire AudeSi for approximately 1.075 million shares of Wind River common stock. The closing of the acquisition is subject to Canadian regulatory approvals. The merger agreement provides that Wind River will account for this transaction using the purchase accounting method.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation, a worldwide provider of integrated hardware and software tools for programming, testing and debugging embedded systems. Wind River issued an aggregate of 5,474,792 shares of its common stock in exchange for all outstanding common shares of Embedded Support Tools Corporation and reserved an additional 1,122,855 shares for issuance upon exercise of outstanding employee stock options assumed in the transaction. The acquisition was accounted for as a purchase.

Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Its principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and its telephone number at that location is (510) 748-4100.

BACKGROUND

Embedded systems consist of a microprocessor and related software incorporated into a larger device, dedicated to performing a specific set of tasks. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and have decreased in price, embedded systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new products. In addition, emerging Embedded Internet-Registered Trademark- applications for interactive entertainment network computers, remote maintenance, and other areas may offer significant additional opportunities for embedded systems.

To succeed in today's increasingly competitive markets, manufacturers using embedded computers must bring complex applications for embedded systems to market rapidly and economically. Developing real-time embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. In addition, the complexity of embedded software is increasing dramatically, while the time available for product development is decreasing. More sophisticated software is required to develop these more complex applications, frequently including a real-time operating system that provides developers far more features, higher performance and greater productivity than that was necessary or feasible for programming prior generations of microprocessors. Wind River's flexible operating systems and powerful development tools allow customers to create and standardize complex real-time embedded software applications quickly and efficiently.

As real-time embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time-to-market, conformance to standards, and product reliability have become critical issues for companies developing real-time embedded applications.

PRODUCTS AND SERVICES

Wind River's operating systems and development tools allow customers to create complex real-time embedded software applications more quickly, more economically and with less risk than creating such applications using internally developed systems and tools. Wind River typically charges a one-time fee for a development license and a run-time license fee for each copy of its operating system embedded in the customer's product. In addition, for certain large customers, we will charge an annual fee to use our development license and provide renewal options that reflect the future needs of our customers. A key component of Wind River's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on our continued efforts to successfully negotiate run-time license agreements and on the successful commercialization by its customers of the underlying products. Our core family of products consists of our Tornado development environment and VxWorks real-time operating systems.

TORNADO

Tornado is a development platform for embedded applications and is available for UNIX, Windows NT, Windows 95, and Windows 98 host development workstations. Tornado was introduced in September 1995 and subsequently won the Electronic Design News award for Innovation of the Year. In November 1998, Wind River introduced Tornado II. Tornado II provides significant technical advances for accelerated productivity, advanced networking connectivity, and a platform for HTML, Java, and C++ graphics development.

Tornado is a scalable cross-development environment that enables engineers to develop embedded applications on a host workstation or PC and download the code via a network or other communications channel to an RTOS that runs on all significant 32- and 64- bit embedded target microprocessors.

Tornado consists of three integrated components: Tornado tools, which comprise a comprehensive suite of core and optional cross-development tools and utilities; the VxWorks run-time system, a high-performance, scalable RTOS that executes on the target processor; and a full range of communications options for the target connection to the host.

Tornado core development and debugging tools include an integrated simulator (VxSim-Lite-TM-), WindView-TM- for the integrated simulator, project facility and configuration tools, an integrated, high-performance debugger, C and C++ cross-compilers, a launcher, the interactive WindSh-TM- user-interface shell, a browser that is a graphical companion to the shell, and the WindNavigator-TM-multilanguage browsing tool for evaluating source code. Optional Tornado tools address a particular aspect of application development for C, C++, and Java developers. Tornado also offers a completely open and extensible environment that facilitates the integration of a wide variety of third-party tools as well as the customization of Tornado tools by the developer. Wind River believes that this open environment may make Tornado the development foundation of choice for embedded and real-time applications.

VxWorks is a high-performance, scalable RTOS based on an object-oriented microkernel architecture that can form the foundation for memory-constrained applications as small as 20 kilobytes or support large, complex applications. VxWorks provides broad portability over a wide variety of commercial processors and custom target hardware boards and adheres to a variety of computing standards, including POSIX 1003.1/1b, ANSI C, and TCP/IP. VxWorks is flexible, with more than 1,800 powerful application program interfaces ("APIs") available and published on the Internet for reference, from the graphical user interface ("GUI") to the connection implementation.

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

TORNADO FOR INTELLIGENT I/O

A consortium of leading enterprise computing vendors has proposed an architecture, known as I(2)O, to define and promote an open, standard set of interface specifications for high-performance I/O subsystems. These specifications will be used to simplify the task of building and maintaining those subsystems for interface cards and PC server platforms. The I(2)O specification makes it possible for systems to distribute I/O functions across multiple processors, dramatically improving I/O and overall system performance. Additionally, the specification allows vendors of network and peripheral interface cards to write a single device driver that will be compatible with a comprehensive range of operating systems, OS releases, and vendor OS implementations. Wind River has entered into agreements with Intel Corporation, under which Intel will bundle Wind River's IxWorks-Registered Trademark- operating system into their input/output processors ("IOPs"). IxWorks, Wind River's I(2)O real-time operating system ("IRTOS") based on VxWorks, is a component of Wind River's Tornado for Intelligent I/O products and facilitates the development of I(2)O-capable products by ensuring ongoing I(2)O compliance. It also permits companies to get their products to market faster by offering immediate availability of the IRTOS, the most significant software building block of an I(2)O-ready system. A license for IxWorks may be included with IOPs shipped. This arrangement permits manufacturers to develop their products quickly, since IxWorks is available immediately. Wind River believes that its relationships with Intel and LSI Logic for the implementation of the I(2)O specification may open up a new market opportunity for its products.

CENTER OF EXCELLENCE PROGRAM

Wind River's Center of Excellence program was initiated to enable Wind River and key microprocessor manufacturers to work closely together in order to facilitate the porting, optimization, and distribution of Wind River software across various families of microprocessors. For example, Intel Corporation and Wind River agreed to work closely together to optimize Wind River's development software for Intel's family of embedded Pentium microprocessors. Pentium family microprocessors have traditionally been used in desktop-based applications. This joint initiative so far has produced new software drivers and evaluation board support packages ("BSPs").

ADDITIONAL PRODUCT FAMILIES

In addition to the preceding core products and market initiatives, Wind River offers a variety of products in the following product families:

OPERATING SYSTEM AND RUN-TIME PRODUCTS:

     MULTIPROCESSING OPTIONS: Wind River offers a suite of multiprocessing options: The VxVMI-TM- virtual memory interface provides run-time memory management and debugging facilities and an application program interface standardized across different microprocessing architectures. The VxMP-TM-multiprocessing package allows applications to be scaled beyond the performance of single microprocessors by allowing tasks on different microprocessors to synchronize and communicate. The VxFusion-TM-multiprocessing option permits VxWorks message queues to operate over any loosely coupled, distributed hardware configuration. VxFusion is tailored to complement emerging standards-based solutions such as CORBA and DCOM.

     VXDCOM. VxDCOM-TM- implements the DCOM standard - scaled for embedded applications - on the Tornado II development platform.

     GOAHEAD FIELDUPGRADER 2.1. GoAhead FieldUpgrader 2.1 permits manufacturers of VxWorks-based embedded devices to automatically upgrade their products in the field.

     TORNADO BOARD SUPPORT PACKAGE DEVELOPER'S KIT. The VxWorks operating system can be used with a wide variety of processor types and target environments that isolate all hardware-specific features into a special section of code called a board support package. The Tornado BSP Developer's Kit provides assistance to the developer porting Tornado or VxWorks to custom hardware or to a commercial board not supported by Wind River. It includes comprehensive documentation, a software validation suite, project management tools and a template BSP to provide a convenient starting point.

     TRUEFFS FOR TORNADO. TrueFFS for Tornado is an integrated flash file system for embedded products built with Tornado. TrueFFS for Tornado is based on the data format of M-Systems Flash Disk Pioneers' TrueFFS patented core technology, which implements the PCMCIA Flash Translation Layer (FTL) standard.

     TORNADO FOR AUTOMOTIVE CONTROL. Tornado for Automotive Control implements the open OSEK/VDX standard as a development platform and real-time operating system for automotive electronic control units (ECUs). As a result, automotive manufacturers can write application code on a standard interface that facilitates portability and makes it easier to interconnect ECUs from different vendors.

OPTIONAL TORNADO DEVELOPMENT TOOLS:

     CODETEST FOR TORNADO. CodeTEST for Tornado is a software-only version of Applied Microsystems' CodeTEST family of embedded software verification tools. CodeTEST for Tornado enables developers to identify software errors easily, reliably, and cost effectively.

      ESPIAL ARCHITECT. Espial (formerly Kalos) Architect provides an easy-to-use environment for developing graphical Internet appliances based on Sun Microsystems' PersonalJava specification.

      LOOK! FOR TORNADO. Look! for Tornado is a C++ visualization and debugging tool designed to graphically explore a C++ program as it executes.

      PERFORMANCEPAK. PerformancePak provides Tornado developers two important visualization tools for developing fast, reliable real-time systems. The ScopeProfile tool helps developers optimize system performance, while MemScope quickly locates memory problems.

      STETHOSCOPE. StethoScope is a real-time data visualization, profiling and debugging tool that lets the end user examine and analyze an embedded application while it is running. StethoScope features a multi-window environment that allows program variables to be plotted dynamically on a workstation.

      TURBOJ. Wind River's TurboJ ahead-of-time compiler dramatically speeds up the execution of Java applications on embedded devices.

      VISUAL SLICKEDIT - TORNADO EDITION. Visual SlickEdit - Tornado Edition provides extensive software editing features that help developers improve their productivity.

      VXSIM EMBEDDED SYSTEM SIMULATOR. VxSim-TM- is a comprehensive prototyping and simulation tool that provides full VxWorks simulation on a UNIX or Windows NT workstation. VxSim enables application development to begin before hardware becomes available and allows software testing to occur early in the development cycle.

     WIND FOUNDATION CLASSES. Wind Foundation Classes-TM- enable embedded systems developers to use and reuse highly optimized and extensively tested code to create real-time embedded applications.

     WINDVIEW. WindView-TM- is a diagnostic and analysis tool that provides detailed visibility into the dynamic operation of an embedded system. With WindView, the user can quickly and easily visualize the complicated interaction among tasks and interrupt service routines and system objects in an application. This information is presented through a GUI.

EMBEDDED INTERNET AND USER INTERFACE TECHNOLOGIES:

Wind River's Embedded Internet technologies enable customers to build and deploy products throughout the Internet, including its infrastructure, servers, and smart appliances. Wind River's user interface technologies make it possible for customers to incorporate graphical user interfaces ("GUIs") and to render, or display, rich graphical content on traditional embedded devices and leading-edge information and Internet-based appliances. Examples of products employing Wind River's user interface technologies include process visualization terminals, front panels for digital imaging devices, instrumentation and medical equipment, point-of-sale terminals and information kiosks, as well as graphics and Internet-centric devices such as screen phones, television set-top boxes, and car navigation systems. Products include:

     PERSONAL JWORKS. Personal JWorks-TM- is the first RTOS port of Sun Microsystems' PersonalJava - a Java application environment targeted at personal consumer devices - to be certified for full compatibility. The Personal JWorks is also bundled into a product suite which integrates Java technology-based components with Wind River's Personal JWorks. Components include a full deployment and execution environment, an optimized GUI tool kit, a complete application operating environment, and out-of-box solutions for building Internet appliances.

     WIND WEB SERVER. Wind-Registered Trademark- Web Server displays timely, dynamic information on an embedded device running VxWorks by means of a standard Web browser.

     ZINC FOR VXWORKS. Zinc-Registered Trademark- for VxWorks is a comprehensive tool suite for developing small-footprint, natively compiled GUIs for performance-driven embedded devices. Zinc for VxWorks provides a complete, object-oriented C++ API for the creation of graphical user interfaces and event-driven applications.

NETWORKING PRODUCTS:

     TORNADO FOR MANAGED SWITCHES. Tornado for Managed Switches provides a software solution for building management capabilities into layer 2 and layer 3 Ethernet switches.

     WINDNET. The WindNet-TM- networking environment comprises Wind River core technology such as TCP/IP, as optional products such as SNMP, STREAMS, and OSPF and numerous integrated products from third-party partners that provide various communications protocols and network management and distributed computing solutions.

     ROUTERWARE PRODUCTS. Wind River's RouterWare-Registered Trademark-product line provides standard ANSI C source code for a wide range of internetworking protocol stacks.

     VXWORKS NETWORK STACK. The VxWorks Network Stack is a real-time, full-featured, BSD 4.4-compliant TCP/IP suite within the VxWorks RTOS.

PRODUCTS OF INTEGRATED SYSTEMS

Wind River provides a number of additional products and services as a result of its acquisition of Integrated Systems. These products and services are suitable for a wide variety of applications and are sold to a broad range of customers across key markets comprising telecommunications, data communications, automotive, aerospace, office products and point-of-sale, and consumer electronics. A complete suite of products has been developed that addresses these markets, and provides products that reduce the time and expense associated with system development.

PRISM+. pRISM+-TM- is a software development environment optimized for embedded systems development with the pSOSystem-Registered Trademark-real-time operating system. Tools within pRISM+ cover each aspect of embedded application development: team development across mixed UNIX and PC platforms; software configuration management interfaces; source code comprehension tools for effective reuse of legacy code; highly optimized compilers and debuggers; and real-time systems analysis tools. pRISM+ speeds time to market by providing network development teams a comprehensive set of pSOSystem-integrated protocol products for the majority of embedded networking needs: bringing up target hardware platforms, developing real-time application software, and implementing networking support for embedded devices. pRISM+ supports Microsoft Windows NT, Windows 95, UNIX Solaris, and Hewlett-Packard (HP) host platforms and a wide variety of 32-bit target microprocessors.

PSOSYSTEM. pSOSystem is a modular, high-performance, real-time operating system designed specifically for embedded microprocessors. It provides a complete multitasking environment, offering performance, reliability, and ease of use on custom and commercial hardware. pSOSystem is a priority-based, interrupt-oriented multitasking kernel requiring as little as 16KB of storage, operating on either tightly or loosely coupled microprocessors. With companion software components such as a remote procedure call library, a file system manager, and an ANSI C library, as well as third-party products from partner companies, pSOSystem gives developers a full palette of options, tools, and support that extends far beyond the kernel.

SNIFF+. SNiFF+-TM- is an integrated object-oriented development environment for UNIX and Windows programmers working with C, C++, Java, Fortran, CORBA, IDL, and other programming languages. Available as part of pRISM+ for pSOSystem, SNiFF+ provides advanced, object-oriented comprehensive source code analysis capabilities such as symbol, hierarchy and class browsers, component analyzers and cross-referencing tools to assist the developer in developing application code. The SNiFF+ tool is ideally suited for large teams and complex application development.

DIAB COMPILERS. Diab-TM- high-performance compiling solutions for 32-bit embedded microprocessors include Diab C/C++ compiler suites, which are available for the most demanding embedded applications. The Diab FastJ-TM-cross compiler enables developers to use the Java language in a manner similar to C/C++ while offering the performance and code size required for both high performance and deeply embedded applications. Drawing on information generated by the compiler suites, the Diab RTA Suite provides visual run-time analysis tools for enhancing program performance, reliability, and memory usage in embedded applications, enabling developers to create faster, higher quality code in less time.

SINGLESTEP DEBUGGERS. The SingleStep-TM- hardware/software debugging solution provides developers a mix of debugging and diagnostic capabilities, including real-time trace, advanced run control, high-speed code downloading, and C/C++ and Java source-level debugging.

BETTERSTATE. The BetterState-TM- graphical programming product supports the pSOSystem and OSEK/VDX operating systems. Once designs have been drawn, BetterState automatically generates consistent, maintainable and accurate ready-to-use code in a wide range of programming languages, including C/C++, Java, C++ for MFC, Visual Basic, Perl, and CGI. BetterState also eases the debugging process through full-featured visual debugging facilities.

MATRIXx. The MATRIXx-Registered Trademark- product family provides a complete solution for graphical design, simulation, automatic code and document generation, and testing of real-time dynamic systems. Using these tools, applications are developed, analyzed, validated, implemented, and documented by way of a single graphical representation. The product family features SystemBuild-TM- for graphical modeling and simulation; Xmath-Registered Trademark- for object-oriented mathematical analysis and visualization; AutoCode-TM- for automatic C and Ada source code generation; DocumentIt-TM-for automatic document generation; and the RealSim-TM- AC-104 rapid prototyping computer.

NETWORKING PRODUCTS. A comprehensive suite of networking products enables users to develop applications for device management, security, monitoring, and routing technologies. The networking product suite supports the development of communications devices with networked management and security capabilities and integrates SNMP, TCP/IP, and HTTP capabilities into the pRISM+ development environment and pSOSystem RTOS.

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

     ENGINEERING SERVICES. A number of services are provided on a fee-for-service basis, including board support package validation, application-level consulting, customization, and porting to strategic semiconductor architectures. These are coordinated and performed by the Engineering Services Group in North America and Japan, though they may on occasion be supported by the Engineering Group or outside subcontractors in North America and Europe.

     PROFESSIONAL SERVICES. Through its Professional Services organization, and through the acquisition of Integrated Systems' Doctor Design professional services unit, Wind River offers consulting, design, integration, and maintenance services to assist customers in developing applications for embedded devices.

STRATEGIC ALLIANCES

Wind River believes that strategic relationships with semiconductor manufacturers and embedded device manufacturers are significant strengths that are key to its future success in the embedded systems marketplace. Wind River has strategic relationships with most of the major semiconductor companies including Advanced RISC Machines Limited, Fujitsu Limited, Hitachi, Ltd., Intel Corporation, MIPS Technologies, Inc., Mitsubishi Electric Corporation, Motorola, Inc., NEC Corporation, ST Microelectronics, Siemens AG and Sun Microsystems, Inc. Wind River has ported its VxWorks technology to their semiconductors, allowing Wind River to leverage its partners' sales channels to give its products broad market exposure. Wind River also enters into joint marketing and sales agreements with certain developers of third-party applications as a means to enhance its products with industry-specific features. In addition, Intel and Wind River have a strategic relationship pursuant to which Intel supplies an evaluation copy of Tornado for Intelligent I/O to each customer purchasing an Intel i960Rx I/O microprocessor and a license for IxWorks for each such microprocessor sold. Wind River also has developed strategic relationships with Liberate Technologies, Inc. and Sun Microsystems for Embedded Internet applications ranging from network computers to handheld and intelligent phones.

CUSTOMERS

Wind River's products have been deployed by a broad range of organizations, including companies in the following industries: global communications (both data and voice), digital imaging, consumer electronics, computers and peripherals, medical instrumentation, defense electronics and aerospace, research, automotive control, and industrial measurement and control. No single customer accounted for more than 10% of our total revenues in fiscal 2000, 1999 or 1998.

MARKETING, SALES AND DISTRIBUTION

In North America and Europe, Wind River markets products and services primarily through our own direct sales organization, which consists of salespersons and field application engineers. Wind River's sales force presents Wind River and its products for licensing to prospective customers, while application engineers provide technical pre-sales and post-sales support. As of January 31, 2000, Wind River had 183 domestic direct salespersons and field application engineers located throughout North America, 70 direct salespersons and field application engineers throughout Europe and 16 sales employees in Japan.

Wind River distributes products in Japan through Wind River Systems, K.K.("WRSKK"), a subsidiary in which we own a 70% equity interest. Innotech Corporation, Kobe Steel Ltd. and Nissin Electric Ltd., each owns a 10% equity interest. We have licensed our products to WRSKK for distribution in Japan. WRSKK has in turn entered into master distributor agreements with its three joint venture partners that provide the right to appoint sub-distributors. See Note 13 of Notes to Consolidated Financial Statements.

Wind River has licensed six international distributors, principally to serve customers in regions not serviced by our direct sales force or its Japanese master distributors. We also have established strategic relationships with computer, semiconductor and software vendors and work closely with a number of system integrators worldwide that enable us to further broaden the geographic and market scope for our products.

Revenues from international sales represented $57.3 million, $41.6 million, and $26.9 million or approximately 33%, 32% and 29% of total revenue in fiscal 2000, 1999 and 1998, respectively. See Note 14 of Notes to Consolidated Financial Statements for a summary of operations by geographic region, and "Additional Risk Factors That May Affect Future Results of Operations".
Prices for international customers are quoted in local currency and are based on U.S. dollar prices as adjusted to reflect the higher cost of doing business outside the United States. International customers are invoiced either in the local currency using current exchange rates, or U.S. dollars.

Wind River has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year.

COMPETITION

The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including, Accelerated Technology, Inc., Mentor Graphics, Inc., Microsoft Corporation through its introduction of Windows CE, Microware Systems Corporation, QNX Software Systems, Ltd., Sun Microsystems, Inc. through its acquisition of Chorus, Motorola, Inc., and Symbian Inc. As well as a number of other vendors that address one or more segments of the system design process.

Recently, a number of companies, including RedHat, Inc. and Lynx Real-Time Systems, Inc. have promoted Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty free operating system. Because Linux is royalty free, Wind River may be forced to reduce the prices of run time royalties, which could result in reduced profit margins.

In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of our products. Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we have certain technological and other advantages over our competitors, maintaining these advantages will require a continued high level of investment in research and development, marketing and customer service and support. In addition, competitive pressures could cause us to reduce the prices of our products, run-time royalties and services, which would result in reduced profit margins.

PRODUCT DEVELOPMENT AND ENGINEERING

Wind River believes that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. Wind River's product development and engineering group, at January 31, 2000, includes 265 full-time employees. During fiscal 2000, 1999 and 1998, product development and engineering expenses were $29.7 million, $19.1 million, and $12.9 million, respectively, excluding capitalized software development costs. In fiscal years 2000 and 1999, Wind River did not incur any material capitalizable costs. In fiscal year 1998, costs capitalized for software development were $803,000. See "Notes to Consolidated Financial Statements" for a more complete description of Wind River's capitalization of certain software development costs. We anticipate that we will continue to commit substantial resources to research and product development in the future.

The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. We have from time to time experienced delays in the development of new products and the enhancement of existing products, including, most recently, a delay in the development of our new product "Tornado for

Managed Switches." Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer. From time to time, we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. We cannot provide assurance that announcements of currently planned or other new products by Wind River or others will not cause customers to defer purchasing existing Wind River products. Any failure to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on our business, financial condition and results of operations. See "Additional Risk Factors That May Affect Future Results of Operations".

Wind River is continuously engaged in product development for new or changing markets. In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of I(2)O, a specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. Wind River also has developed IxWorks, a real-time operating system for use in conjunction with the I(2)O specification. The success of the I(2)O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. We have also expended, and continue to expend, substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which our products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which our Internet products are based ultimately fail to be widely adopted, Wind River's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by Wind River in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if our products are not developed in a timely manner, or if Wind River's products and services do not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

Like all software products, Wind River's products may contain undetected errors that could cause loss or delay in market acceptance or cause failures in the products containing the embedded systems. Damages and injury from such failures could result in product liability claims against Wind River. See "Additional Risk Factors That May Affect Future Results of Operations."

PROPRIETARY RIGHTS

Wind River's success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. Wind River seeks to protect our software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, Wind River has seven registered U.S. patents. We cannot provide assurance that the claims allowed will be of sufficient scope or strength (or be upheld in all countries where our products can be sold) to provide meaningful protection or any commercial advantage. As a part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information. End user licenses of our software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. Despite Wind River's efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. Our competitors could independently develop technologies that are substantially equivalent or superior to our technologies. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of U.S. patent protection in the software industry is not well defined and is likely to evolve as the U.S. Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue in the future that relate to fundamental technologies incorporated into our products.

As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Wind River has received in the past and may receive in the future letters from third parties asserting infringement claims. Any such claims, whether with or without merit, could result in costly litigation, cause product shipment delays or require Wind River to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Wind River, or at all, which could have a material adverse effect on our business, financial condition and results of operations. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks.

MANUFACTURING AND BACKLOG

Wind River's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Limited manufacturing is currently performed in our Alameda, California facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials.

Wind River does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. Wind River's order fulfillment process is intended to efficiently manage the flow of products to customers, often resulting in a number of weeks of backlog. At January 31, 2000, and 1999, backlog was approximately 8 to 11 weeks and 9 to 12 weeks of sales. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES

Wind River had, at January 31, 2000, 818 employees, including 436 in sales, marketing and support activities, 265 in product development and engineering and 117 in management, operations, finance and administration. Of these employees, 619 were located in North America and 199 were located outside of North America. No employees of Wind River are represented by a labor union or are subject to a collective bargaining agreement. Wind River has never experienced a work stoppage. See "Additional Risk Factors That May Affect Future Results of Operations- Failure to Manage Our Growth Could Significantly Strain Our Personnel and Other Resources; We Depend on Our Key Personnel and On Attracting Qualified Employees for Our Future Success."

In connection with the acquisition of Integrated Systems on February 15, 2000, Wind River hired approximately 800 employees of Integrated Systems.

                                 RISK FACTORS

     OUR BUSINESS FACES SIGNIFICANT RISKS. THE RISKS DESCRIBED BELOW MAY NOT BE THE ONLY RISKS WE FACE. ADDITIONAL RISKS THAT WE DO NOT YET KNOW OF OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

     OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD AND CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

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

     - the mix of our revenues from the sale of services (which have lower gross margins than our revenue from the sale of products) as compared to products;

     - our ability to control our operating expenses, which we anticipate will continue to increase;

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

IF WE DO NOT INTEGRATE OUR PRODUCTS WITH THOSE OF COMPANIES WE HAVE ACQUIRED, WE MAY LOSE CUSTOMERS AND FAIL TO ACHIEVE OUR FINANCIAL OBJECTIVES.

      We recently completed two significant business acquisitions. In February and March 2000, we acquired Integrated Systems, Inc., and Embedded Support Tools Corporation in merger transactions. Achieving the benefits of the mergers depends in part on the integration of Wind River's, Integrated Systems' and Embedded Support Tools' products in a timely and efficient manner. In order for us to provide enhanced and more valuable products to our customers since the mergers, we will need to integrate our product lines and development organizations. This will be difficult and unpredictable because our products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and results of operations may be seriously harmed.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING OUR ORGANIZATIONS, WE WILL NOT BE ABLE TO OPERATE EFFICIENTLY.

     Achieving the benefits of the mergers also depends in part on the successful integration of Wind River's, Integrated Systems' and Embedded Support Tools' operations and personnel in a timely and efficient manner. Such integration requires coordination of different development and engineering teams. This, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. If we cannot successfully integrate our operations and personnel, we will not realize the expected benefits of the mergers.

INTEGRATING OUR COMPANIES MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR OPERATIONS.

     Successful integration of Wind River's, Integrated Systems' and Embedded Support Tools' operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company's business, financial condition and operating results.

IF WE DO NOT SUCCESSFULLY INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE MERGERS, WE WILL HAVE INCURRED SIGNIFICANT COSTS WHICH MAY HARM OUR BUSINESS.

     Wind River expects to incur costs from integrating Integrated Systems' and Embedded Support Tools' operations, products and personnel. These costs may be substantial and may include costs for:

     -   employee redeployment, relocation or severance;

     -   conversion of information systems;

     -   combining research and development teams and processes;

     -   reorganization or closures of facilities; and

     -   relocation or disposition of excess equipment.

     We do not know whether Wind River will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the mergers.

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE BENEFITS OF THE MERGERS.

     The successful combination of Wind River, Integrated Systems and Embedded Support Tools depends in part on the retention of key personnel. There can be no assurance that Wind River will be able to retain Integrated Systems' and Embedded Support Tools' key management, technical, sales and customer support personnel, or that Wind River will realize the anticipated benefits of the mergers.

IF CUSTOMER RELATIONSHIPS ARE DISRUPTED BY THE MERGERS, OUR SALES COULD
DECLINE.

     Customers may not continue their buying patterns in place prior to the mergers. Any significant delay or reduction in orders for Wind River's, Integrated Systems' or Embedded Support Tools' products could have a material adverse effect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Wind River's, Integrated Systems' and Embedded Support Tools' products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Wind River's, Integrated Systems' and Embedded Support Tools' business, the mergers may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than Wind River, Integrated Systems or Embedded Support Tools as an independent company.

WE FACE INTENSE COMPETITION, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS OR CAUSE US TO REDUCE THEIR PRICES.

     The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including:

     -   Accelerated Technology, Inc.

     -   Mentor Graphics, Inc.

     -   Microsoft Corporation

     -   Microware Systems Corporation

     -   Motorola, Inc.

     -   QNX Software Systems, Ltd.

     -   Sun Microsystems, Inc.; and

     -   Symbian Inc.

     Recently, a number of companies, including RedHat, Inc. and Lynx Real-Time Systems, Inc. have promoted Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty free operating system. Because Linux is royalty free, Wind River may be forced to reduce the price of run time royalties, which could result in reduced profit margins.

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

OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. We have from time to time experienced delays in the development of new products and the enhancement of existing products. Such delays are commonplace in the software industry. We plan to introduce and market several new products in the next several months and must achieve design wins with key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer.

BECAUSE OUR OPERATING RESULTS DEPEND UPON SALES OF A SMALL NUMBER OF PRODUCTS, A REDUCTION IN DEMAND FOR A SINGLE PRODUCT MAY DISPROPORTIONATELY DECREASE OUR OPERATING RESULTS.

     Revenue from sales of our Tornado and VxWorks family of products and services has historically accounted for substantially all of our revenue, and we expect this concentration will continue in the foreseeable future. Although we have added new products to our offering as a result of the mergers, any decline in price or reduction in the demand for our Tornado or VxWorks family of products and services could materially adversely affect our operating results and cause the price of our common stock to decline.

IF WE DO NOT CONTINUE TO SUCCESSFULLY ADDRESS NEW AND RAPIDLY CHANGING MARKETS, OUR REVENUES WILL DECLINE.

     We are continuously engaged in product development for new or rapidly changing markets. It is difficult to predict whether demand for any of these products will develop or increase in the future.

     In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of I(2)O, a new specification that is intended to create an open standard set of interface specifications for high performance Input Output (I/O) systems. In parallel with this effort, we have developed IxWorks, a real-time operating system for use in conjunction with the I(2)O specification. The success of the I(2)O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. We have also spent, and continue to spend, substantial time and financial resources, through two new business units, to develop software solutions for Internet appliances and Internet infrastructure, including Tornado for Managed Switches. These products must be ported to an increasing number of Internet protocols and semiconductor architectures designed specifically for the Internet. If the protocols and semiconductors upon which our Internet products are based ultimately fail to be widely adopted, our products based on those protocols and architectures will fail to achieve market acceptance. If our products fail to achieve market acceptance or if their targeted markets fail to develop, our revenues will decline.

A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM ROYALTIES, WHICH ARE DEPENDENT UPON THE EFFORTS OF THIRD PARTIES OUTSIDE OUR CONTROL.

     Our operating systems are embedded in customers' end-user products, and we receive royalty fees for each copy of our operating system embedded in those products. Our royalty revenues depend upon our ability to successfully negotiate royalty agreements with our customers and, in turn, their successful commercialization of the underlying products. We cannot control their product development or predict its success. If our customers are not successful, our royalty revenues will decline significantly.

WE HAVE RECENTLY BEGUN TO OFFER SOFTWARE CONSULTING SERVICES, WHICH HAVE LOWER MARGINS THAN OUR CORE BUSINESS.

     Our new professional services business is characterized by fixed-price commitments and high costs for personnel and consultants. If this business is not successful, or if it grows more slowly than anticipated, our gross margin will suffer. In addition, we may enter into contracts with development schedules in excess of a year. Failure to manage these contracts efficiently could put additional pressure on our gross margin.

ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND INCREASE OUR INDEBTEDNESS.

     As part of our business strategy, we anticipate that we will continue to acquire or make investments in businesses, products and technologies that complement ours. We have incurred significant costs in connection with completed and pending transactions, and may incur significant costs in connection with future transactions whether or not they actually occur. The transactions may not be completed in a timely manner or at all. We may experience difficulties integrating an acquired company's operations into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our business. In particular, if we are unable to combine our financial and customer databases, we will be unable to operate efficiently. Acquisitions have additional inherent risks, including:

     - difficulties assimilating acquired operations, technologies or products;

     -   unanticipated costs; and

     - adverse effects on relationships with customers, suppliers and employees.

     We may not be successful in integrating the businesses, products, technologies or personnel we acquire. Similarly, we cannot guarantee that our investments will yield a significant return if any. To finance acquisitions, we may issue equity securities, which may dilute our earnings per share, or incur significant indebtedness and related interest expense.

FAILURE OF OUR CURRENT AND PLANNED SYSTEMS, PROCEDURES AND CONTROLS TO ADEQUATELY MANAGE AND SUPPORT OUR ANTICIPATED GROWTH AND FUTURE OPERATIONS, COULD DISRUPT OUR BUSINESS.

     We have experienced, and expect to continue to experience, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must continue to improve our management controls, reporting systems and procedures. To implement those improvements, we must purchase, develop and maintain complex and expensive systems, such as our enterprise resource planning system and our planned sales force automation system. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs could disrupt our operations.

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES IN AN INCREASINGLY COMPETITIVE ENVIRONMENT, OUR BUSINESS MAY SUFFER.

     Our future success depends, and will continue to depend, on our ability to hire, train, motivate and retain additional highly skilled managerial, product development, marketing, sales, customer support and operations personnel to support our growing business. Competition for these personnel is intense, especially for engineers and especially in the San Francisco Bay Area where we maintain our headquarters and principal engineering facilities. We cannot be certain that we will be successful in recruiting and retaining such personnel. Our failure to do so could impair our ability to compete successfully.

OUR SIGNIFICANT INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO ECONOMIC
RISKS.

     During the fiscal years ended January 31, 2000 and 1999, we derived approximately 33% and 32%, respectively, our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future, and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia.

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

     Any of these events could reduce our international sales and increase our costs of doing business internationally.

GAINS AND LOSSES RESULTING FROM FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD HARM OUR INTERNATIONAL BUSINESS AND OUR OVERALL OPERATING RESULTS.

     As a business with significant international operations, we face exposure to adverse movements in foreign currency exchange rates. Sales by our foreign subsidiaries are denominated in the local currency, and an increase in the relative value of the dollar against such currencies would reduce our revenues in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Gains and losses on the conversion to dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.

OUR INTERNATIONAL BUSINESS DEPENDS ON THE EFFORTS OF THIRD PARTY DISTRIBUTORS OUTSIDE OUR CONTROL.

     We rely on distributors for sales of our products in certain foreign countries. Accordingly, we are dependent on their ability to promote and support our products and, in some cases, to translate them into foreign languages. Wind River's international distributors generally offer products of several different companies, including in some cases products that are competitive with Wind River's products. We cannot predict that our international distributors will continue to market our products or provide them with adequate levels of support. If our international distributors do not promote our products effectively, our international revenues could decline.

WE SELL A SIGNIFICANT PORTION OF OUR PRODUCTS TO CUSTOMERS DEPENDENT UPON GOVERNMENT FUNDING, WHICH MAY NOT CONTINUE TO BE AVAILABLE.

     We have derived a portion of our revenues historically from sales of systems built to the VME (versabus module eurocard) standard. These systems typically are used in high cost, low volume applications, including military, telecommunications, space and research applications. Although we believe that revenues from sales of products designed for embedded systems applications (non-VME customers) will account for an increasing percentage of our revenues in the future, we do expect revenues from the VME market to continue to be significant for the foreseeable future. Academic institutions and defense industry participants, which generate most of our VME revenues, are dependent on government funding. Any unanticipated future termination of government funding of VME customers would reduce our revenues.

IF WE LOSE THIRD-PARTY LICENSE RIGHTS, WE MAY NOT BE ABLE TO SELL SOME OF OUR PRODUCTS.

     We license software products from other companies to distribute with some of our products. These third parties may not be able to provide competitive products with adequate features and high quality on a timely basis or to provide sales and marketing cooperation. In addition, our products compete with products produced by some of our licensors. When these licenses terminate or expire, continued license rights might not be available to us on reasonable terms. In addition, we might not be able to obtain similar products to substitute into our tool suites.

THE RIGHTS WE RELY UPON TO PROTECT THE INTELLECTUAL PROPERTY UNDERLYING OUR PRODUCTS MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY AND REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

     Our success is partially dependent upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. For example, end user licenses of our software are frequently in the form of shrink wrap or click wrap license agreements, which are not signed by licensees, and these may be unenforceable in some cases. In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries, where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach.

IF WE ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS THROUGH LITIGATION, THE COSTS COULD BE SIGNIFICANT.

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

DEFECTS IN OUR PRODUCTS COULD HURT OUR OPERATING RESULTS AND EXPOSE US TO SIGNIFICANT PRODUCT LIABILITY CLAIMS.

     Because of their complexity, software products, including Wind River's, have in the past and may in the future contain undetected or unresolved errors, particularly when first introduced or as new versions are released. Despite extensive testing, errors may be found in our current or future products or enhancements after commencement of commercial shipments. If this occurs, we may experience delay in or loss of market acceptance and sales, product returns, diversion of development resources, injury to our reputation, and increased service and warranty costs.

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

THE YEAR 2000 PROBLEM MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Although we have not experienced any significant Year 2000 problems in our own or third party software or with our suppliers, it is possible that such problems still exist. If so, we could face unexpected expenses to fix such problems or suffer unexpected outages, either of which would harm our business.

WE HAVE SUBSTANTIAL DEBT SERVICE AND PRINCIPAL REPAYMENT OBLIGATIONS, WHICH COULD MAKE IT DIFFICULT FOR US TO OBTAIN FINANCING.

     We sold $140 million of 5% convertible subordinated notes in 1997, which mature in 2002. This debt financing increased significantly both the ratio of our long-term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could impair our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and no notes have been converted to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash reserves significantly.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE; A SIGNIFICANT DECREASE IN OUR STOCK PRICE MAY INCREASE OUR EXPOSURE TO SECURITIES LITIGATION.

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

         In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the companies affected. Any change in investors' perception of our prospects could depress our stock price regardless of our results. Other broad market and industry factors may decrease our stock price, as may general political or economic conditions such as recessions or interest rate or currency fluctuations. In the past, following declines in the market price of a company's securities, securities class action litigation often has been instituted against the company. Litigation of this type, even if ultimately unsuccessful, could result in substantial costs and a diversion of management's time and focus.

ITEM 2.

PROPERTIES

During the fourth quarter in fiscal 1999, Wind River relocated its principal administrative, sales, marketing, product development and engineering facilities to a new headquarters facility consisting of two buildings in Alameda, California. The new facility provides approximately 148,000 square feet of space. Lease payments for the new facility began in August 1999. In March 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for the new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease to a fixed rate of 5.9%. In addition, Wind River has entered into a second lease agreement for the construction of two additional buildings. The new buildings will provide approximately 125,000 square feet of space and are scheduled to be completed by January 2001. Wind River leases a customer training facility in Alameda, California, which provides approximately 11,300 square feet of office space as well as a 3,300 square foot facility in the Washington D.C. area. In addition, Wind River leases two research and development offices in Dallas, Texas and Newport, California. Wind River also leases other domestic sales offices in the United States and international sales and/or service facilities in Canada, France, Germany, Israel, Italy, Japan, Korea, Scotland, Singapore, Sweden, Taiwan and the United Kingdom.

In connection with the acquisition of Integrated Systems, Wind River acquired approximately 150,000 square feet of owned space, located in Sunnyvale, California. In addition, Integrated Systems leases a number of sales and services as well as research and development offices in North America, Europe, Asia and Israel.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse affect on Wind River's business, financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Wind River, and certain information about them as of April 1, 2000, are as follows:

Name                 Age   Position with Wind River
Jerry L. Fiddler     48    Chairman of the Board

Thomas St. Dennis    46    President, Chief Executive Officer and Director

David G. Fraser      36    Vice President and General Manager, Wind River Networks business unit

Richard W. Kraber    59    Vice President of Finance, Chief Financial Officer and Secretary

Peter J. Richards    52    Vice President of Americas Sales

Curtis B. Schacker   39    Vice President of Marketing and Corporate Development

Marla A. Stark       47    Vice President, Intellectual Property and Legal Affairs

John C. Fogelin      34    Vice President and Co-General Manager, Wind River Platforms business unit

David E. Stepner     55    Vice President and Co-General Manager, Wind River Platforms business unit

Kamran Sokhanvari    39    Vice President and General Manager, Wind River Services business unit

Scot J. Morrison     37    Vice President and General Manager, Wind River Transportation, Defense and Industrial
                           business unit

Jean-Claude Sarner   41    Vice President and General Manager, Wind River Consumer business unit

Peter S. Dawson      45    Vice President and General Manager, Wind River Hardware Software
                           Integration business unit


Mr. Fiddler co-founded Wind River in February 1983, and currently serves as chairman of the board. From February 1983 to March 1994 he served as chief executive officer of Wind River. He served as interim CEO from April to September 1999. Prior to founding Wind River, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and an M.S. in computer science from the University of Illinois.

Mr. St. Dennis joined Wind River in September 1999 as chief executive officer. From July 1992 to September 1999, Mr. St. Dennis was at Applied Materials, Inc., a supplier of semiconductor processing equipment, where he last served as group vice president and president of the Planarization and Dielectric Deposition Product business group. From 1987 to 1992, Mr. St. Dennis was vice president of technology at the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry. From 1983 to 1987 he served as vice president of sales and marketing at Semiconductor Systems, Inc., a manufacturer of photoprocessing tools for the semiconductor industry. Mr. St. Dennis has an M.S. and a B.S. in physics from the University of California at Los Angeles.

Mr. Fraser joined Wind River in September 1991 and currently serves as vice president and general manager of the Wind River Networks business unit. From 1988 to 1991, he served as a product marketing manager at Unisys/Convergent. From 1985 to 1988, he was a software engineer at Hewlett-Packard in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

Mr. Kraber joined Wind River in August 1995 and has been serving as vice president of finance and chief financial officer and secretary. From 1991 to 1995, he served as chief operating officer and chief financial officer of Peerless Lighting, an industrial lighting products company. Prior to then, he was chief financial officer for GardenAmerica and a consultant and engagement manager for McKinsey & Company. Mr. Kraber has a B.S. in mathematics from Stanford University and an M.B.A. from Harvard University.

Mr. Richards joined Wind River in September 1998 as vice president of sales. From March 1997 to August 1998, he served as president and chief executive officer for Toronto, Canada-based King Products Inc., which builds Internet-enabled products. From December 1979 to March 1997, Mr. Richards held various positions at Tandem Computers, a manufacturer of computer and related products, where he last served as vice president and general manager. Mr. Richards studied at Westminster College, United Kingdom, and has an equivalent B.A. in marketing management.

Mr. Schacker joined Wind River in 1990 and has served as vice president of marketing and corporate development since November 1997. He has also served as a customer engineering manager, a sales representative and sales manager for Wind River's northwest region in the United States. Prior to joining Wind River, he was an engineer for Ready Systems and for Lockheed Missile and Space Company. Mr. Schacker has a B.S. in computer science from Wright State University.

Ms. Stark joined Wind River in September 1999 as vice president of intellectual property and legal affairs. From 1995 to 1999, she served as the managing director of intellectual property litigation at Applied Materials. Prior to then, Ms. Stark was an attorney at Wilson Sonsini Goodrich & Rosati, and Brown & Bain, law firms that specialize in the high technology business sector. Ms. Stark holds a B.A. from Stanford University and a J.D. from the University of California, Hastings School of Law.

Mr. Fogelin joined Wind River in May 1987 and currently serves as vice president and co-general manager of the Wind River Platforms business unit. He has held a number of positions at Wind River, including chief technologist, director of application environments, vice president of core technology, vice president of technology, and vice president of platform engineering.

Dr. Stepner has served as vice president and co-general manager of the Wind River Platforms business unit since February 2000. From December 1993 until February 2000 Dr. Stepner was vice president, research and development for Integrated Systems. From April 1984 to March 1993 he served as founder, president and chief executive officer of Greyhawk Systems, Inc., a manufacturer of high-resolution liquid crystal displays. In March 1993 Greghawk Systems, Inc. was sold to AmPro Corporation. Dr. Stepner served as executive vice president of AmPro Corporation and general manger of the AmPro/Greyhawk division from March 1993 to December 1993. Dr. Stepner holds a B.S. in general engineering from Brown University and an M.S. and a Ph.D., both in electrical engineering, from Stanford University.

Mr. Sokhanvari joined Wind River in 1998 and currently serves as vice president and general manager of the Wind River Services business unit. From 1995 to 1998 Mr. Sokhanvari was a senior program manger for the Global Commercial Enterprise business unit at Silicon Graphics, a manufacturer of high-performance computing technology. Mr. Sokhanvari started his career at Imperial Chemical Industries (ICI) (Wales, U.K.) as the plant chemical engineer, then became senior project engineer at Swiss Life International (Zurich, Switzerland) at the Advanced Technologies Laboratory. Mr. Sokhanvari holds a B.S. in chemical engineering from the University of Glamorgan in Wales and an M.S. in computer science from the University of Maryland.

Mr. Morrison has served as vice president and general manager of the Wind River Transportation, Defense and Industrial business unit since February 2000. From 1986 until the present, Mr. Morrison held numerous positions at Integrated Systems, where he last served as a vice president and general manager of the Design Automation Solutions business unit. Mr. Morrison holds a B.S. in applied science from the University of Toronto and an M.S. in aerospace engineering from the Massachusetts Institute of Technology.

Mr. Sarner has served as vice president and general manager of the Wind River Consumer business unit since February 2000. From December 1995 until February 2000 Mr. Sarner was vice president and general manager of the Embedded Platforms Group business unit at Integrated Systems, and previously, vice president of sales and marketing for Diab Data, Inc., a subsidiary of Integrated Systems. Mr. Sarner had joined Diab Data in April 1994, prior to the company's acquisition by Integrated Systems. From January 1992 to February 1994 Mr. Sarner served as vice president of marketing at Ready Systems. From September 1984 to January 1992 he was employed at Intel Corporation. Mr. Sarner holds an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Dawson has served as vice president of the Wind River Hardware Software Integration business unit since April 2000. In January 1989, Mr. Dawson founded Embedded Support Tools Corporation where he served as chairman of the board of directors, president and chief executive officer until the company's acquisition by Wind River in April 2000. Prior to 1989, Mr. Dawson served as principal engineer, software engineer, and project leader at various high technology companies, including EMC Co., Foxboro Co., and Taylor Instruments. Mr. Dawson holds a B.S. in electrical engineering from the University of Hull in England.

                                    PART II


ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Wind River's Common Stock is traded on the Nasdaq National Market under the symbol WIND. All share and per share amounts below have been adjusted to give effect to a three-for-two stock split by means of a stock dividends paid on February 4, 1999.

The closing price of Wind River's common stock as reported by the Nasdaq National Market on March 31, 2000 was $36.25 per share. The prices per share in the following table sets forth the low and high prices on the Nasdaq National Market for the quarters indicated:

                                        LOW        HIGH
--------------------------------------------------------
Fiscal 1999
First quarter ended April 30, 1998    $21.58      $28.08
Second quarter ended July 31, 1998     19.00       25.92
Third quarter ended October 31, 1998   18.67       34.42
Fourth quarter ended January 31, 1999  20.17       33.42

                                        LOW        HIGH
--------------------------------------------------------
Fiscal 2000
First quarter ended April 30, 1999    $11.25      $25.50
Second quarter ended July 31, 1999     13.69       22.75
Third quarter ended October 31, 1999   13.38       21.00
Fourth quarter ended January 31, 2000  20.88       45.00

Wind River has not paid cash dividends and does not plan to pay dividends on its common stock in the foreseeable future. Wind River presently intends to retain all of its earnings for use in its business.

At March 31, 2000, there were approximately 849 stockholders of record of Wind River. Certain record holders are represented by brokers and other institutions on behalf of stockholders. Wind River has estimated the total number of such stockholders to be 52,844.

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

                                                            YEARS ENDED JANUARY 31,
(In thousands, except per share data)       2000       1999       1998         1997      1996
--------------------------------------------------------------------------------------------------------------
Revenues                                $171,110   $131,902   $ 93,770     $ 65,804   $44,000
Operating income                          30,641     36,610      9,713(1)    16,372     8,130
Net income                                22,471     25,623      4,326(1)    11,524     5,383
Net income per share:
  Basic                                      .54        .64        .11(1)       .33       .17
  Diluted                                    .50        .58        .10(1)       .28       .15
Working capital                           90,271     58,134    152,277       58,336    27,701
Total assets                             423,210    329,713    290,841      132,111    45,480
Convertible subordinated notes
  and long-term debt                     140,000    140,000    140,000         -         -
Stockholders' equity                     202,705    151,892    114,892      112,199    32,813
---------------------------------------------------------------------------------------------------

(1) Operating income, net income and net income per share includes the effect of the one-time write-offs of $15,159 ($13,353 after tax) which resulted from the acquisition of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd. during the fiscal year ended January 31, 1998.


ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Wind River's actual results could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as under the caption "Business", including "-Additional Risk Factors That May Affect Future Results of Operations." All forward-looking statements included in this document are based on information available to Wind River on the date hereof, and Wind River assumes no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

Wind River was founded in 1983 to provide consulting and custom software development services for a variety of business clients. From its inception, Wind River directed its development efforts towards real-time and embedded system applications and released its first commercial product, VxWorks-Registered Trademark-, in 1987. Wind River subsequently broadened its product offerings both internally and through technology and business acquisitions, and has become a leading provider of operating systems and development tools for the real-time embedded systems marketplace. Wind River has invested heavily in the development and introduction of its products and in the establishment of worldwide sales, distribution, customer support and consulting capabilities. Wind River markets its products on a worldwide basis through its direct sales force, distributors and value-added resellers. Wind River provides sales, marketing and product support for foreign customers through wholly-owned subsidiary companies in the United States, Europe and a majority-owned subsidiary in Japan.

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

On June 30, 1999, Wind River acquired RouterWare, Incorporated, a California corporation that develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock in exchange for all of the outstanding shares of RouterWare common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options assumed in the merger. Wind River recorded this transaction using the pooling of interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

On February 15, 2000, Wind River acquired Integrated Systems, an embedded operating systems and development tool software developer, in a transaction accounted for as a pooling of interests. In the acquisition, each outstanding share of Integrated Systems common stock was exchanged for .92 shares of Wind River, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock. Additionally, approximately 4,493,000 Integrated Systems stock options became options to purchase approximately 4,133,000 shares of Wind River stock. In connection with the merger of Integrated Systems, Wind River had incurred approximately $2.2 million in deferred merger related costs as of January 31, 2000. These costs are to be charged in the period the acquisition was completed. For additional details on the consummation of the merger, see "Notes to Consolidated Financial Statements-Subsequent Events."

On March 13, 2000, Wind River announced a definitive agreement to acquire AudeSi, a privately held company that supplies innovative embedded Java based tools and other components for building flexible, multi-application consumer devices. Wind River will acquire AudeSi in exchange for an aggregate of 1.075 million shares of Wind River common stock. Consummation of the acquisition is subject to Canadian regulatory approvals. Upon completion of the acquisition, certain AudeSi's staff members will become part of Wind River's Consumer business unit and remain located in Calgary, Alberta, Canada.

On March 15, 2000, Wind River announced its strategic equity investment in Highlander Engineering, Inc. ("Highlander"), a privately held company. A member of Wind River management will join the Highlander board of directors. During fiscal 2000, Wind River also made equity investments in Liberate Technologies, Inc. and privately held FlashPoint Technology, Inc.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation, a worldwide provider of integrated hardware and software tools for programming, testing and debugging embedded systems. Wind River issued an aggregate of 5,474,792 shares of common stock in exchange for all outstanding shares of Embedded Support Tools Corporation common stock and reserved an additional 1,122,855 shares for issuance upon exercise of employee stock options assumed in the merger. The acquisition is being accounted for as a purchase.

RESULTS OF OPERATIONS

The results of operations presented below are for Wind River and have been restated to include the historical financial information of RouterWare. The results of operations do not include any of the financial information of Integrated Systems, a company acquired by Wind River subsequent to year end. As such, Wind River believes that these operating results are not necessarily indicative of results for any future periods. The acquisition of Integrated Systems was accounted for as a pooling of interests, and Wind River will, beginning with the first quarter of fiscal year ending January 31, 2001, restate all historical financial data of Wind River to include the historical financial information of Integrated Systems. For Form 8-K filings relating to this transaction, see Item 14: Exhibits, Financial Statements Schedules, and Reports on Form 8-K(b). The following table sets forth certain consolidated income statement data and its percentage of revenues for the periods indicated:

                                                           YEARS ENDED JANUARY 31,
(In thousands)                                  2000                 1999                1998
------------------------------------------------------------------------------------------------------
Revenues:
 Products                                   $125,529     73%     $ 98,844     75%     $68,380     73%
 Services                                     45,581     27        33,058     25       25,390     27
------------------------------------------------------------------------------------------------------
    Total revenues                           171,110    100       131,902    100       93,770    100
------------------------------------------------------------------------------------------------------
Cost of revenues:

Cost of revenues:
  Products                                    11,124      7         8,224      6        6,349      7
  Services                                    20,508     12        12,999     10        9,633     10
------------------------------------------------------------------------------------------------------
    Total cost of revenues                    31,632     19        21,223     16       15,982     17
------------------------------------------------------------------------------------------------------
         Gross profit                        139,478     81       110,679     84       77,788     83
------------------------------------------------------------------------------------------------------
Operating expenses:

Operating Expenses:
  Selling and marketing                       60,962     36        45,968     35       33,226     35
  Product development and engineering         29,659     17        19,147     15       12,898     14
  General and administrative                  15,964      9         8,174      6        6,792      7
  Acquisition related and other                1,436      1          -         0       15,159     16
  Amortization of goodwill &
    purchased intangibles                        816      -           780      1         -         0
------------------------------------------------------------------------------------------------------
    Total operating expenses                 108,837     63        74,069     57       68,075     73
------------------------------------------------------------------------------------------------------
Income from operations                        30,641     18        36,610     28        9,713     10
Other income, net                              5,939      3         4,801      4        3,442      4
------------------------------------------------------------------------------------------------------
Income before provision for income taxes      36,580     21        41,411     31       13,155     14
Provision for income taxes                    14,109      8        15,788     12        8,829      9
------------------------------------------------------------------------------------------------------
      Net income                            $ 22,471     13%     $ 25,623     19%     $ 4,326 (1)  5%
======================================================================================================

(1) Net income before the effect of the adjustment for acquisition related and other charges of $15,159 ($13,353 after tax) was $17,679 or 19% of total revenue for the year ended January 31, 1998. The adjustment resulted from the acquisition of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd.

YEARS ENDED JANUARY 31, 2000 AND 1999

REVENUES

Revenues for fiscal year 2000 were $171.1 million compared to $131.9 million for fiscal 1999. Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from software development and porting contracts, software maintenance and support contracts, customer training and consulting. Software maintenance and support contracts are generally sold separately from the software licenses and tools. The increase in revenues of 30% is due to increases in both product revenues and service revenues. Product revenues accounted for approximately 73% and 75% of the total revenues in fiscal 2000 and 1999, respectively, with service revenues accounting for the balance of total revenue over this period.

Product revenues were $125.5 million for fiscal 2000 compared to $98.8 million for fiscal 1999. The increase of 27% in product revenues was due primarily to the continued acceptance of Wind River's products, to an increase in run-time license revenues as customer-developed products continue to be accepted by end-users and to the expansion of our product lines resulting from research and development, including the Tornado II integrated development environment, and the integration of products from acquired companies, including Tornado for Managed Switches from XACT and Network Protocols from RouterWare. Product revenues are generally recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Service revenues were $45.6 million for fiscal 2000 compared to $33.1 million for fiscal 1999. The increase of 38% was primarily due to increases in revenue from maintenance support agreements, both new and recurring and training resulting from the increase in Wind River's installed base of Tornado software development environments and software applications provided to customers. In addition, revenue from professional services increased as Wind River placed additional strategic emphasis in this area. In addition, through the acquisition of Integrated Systems, we expect the percentage of revenue from services to increase. Maintenance contracts are generally prepaid, with the revenue recognized ratably over the period of the contract.

Deferred revenue results primarily from customer prepayments under software maintenance, which are recognized ratably over the life of the agreements and certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed.

Revenues from international sales were $57.3 million for fiscal 2000 compared to $41.6 million for fiscal 1999. International revenues accounted for 33% and 32% of total revenues for the fiscal years ended January 31, 2000 and 1999, respectively. Revenues from European sources increased 23% from fiscal 1999 to 2000 while revenues from Japan increased 55% over the same period. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Revenues derived from indirect sales channels worldwide represented 22% and 26% of total revenues in fiscal 2000 and 1999, respectively. Significant portions of these indirect revenues are attributable to revenues from WRSKK, a Japanese subsidiary in which we own 70% and three distributors own 10% each. Wind River sells products to WRSKK at discounts that approximate those offered to other independent distributors of Wind River's products. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations to date. Wind River enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Revenues from Asia Pacific sources including Japan represented 47% of international revenues for both fiscal 2000 and 1999. See "Business -Additional Risk Factors That May Affect Future Results of Operations". Our International Business Activities Subject Us To Risks That Could Adversely Affect Our Business".

COST OF PRODUCTS

Cost of products was $11.8 million for fiscal 2000 compared to $8.9 million for fiscal 1999. Product-related cost of revenues as a percentage of product revenues remained at 9% for both fiscal 2000 and 1999. As a result, gross profit margins for products remained constant at 91%. Product-related costs consist primarily of salaries and benefits for production employees, product media, and royalty payments to third parties for the use of their software and documentation and packaging. Wind River's cost of revenue as a percentage of product revenues will be affected in the future by the distribution rights related to the introduction of new products, including Tornado II and a next generation Tornado product, Tornado for Embedded Internet products and Tornado for Managed Switches and by royalty payments to third parties for sales related to their products which are integrated into our technology and are sold as support tools. During fiscal 2000, Wind River introduced a new pricing model in which it created product bundles that include third party tools that were previously sold separately. As a result, Wind River has experienced an increase in absolute dollars paid to third party vendors for their software tools. We expect the amount paid to third party vendors in the future to increase in absolute dollars. Amortization of capitalized software development costs included in cost of products amounted to $446,000 and $530,000 in fiscal 2000 and 1999, respectively. Capitalized software development costs were fully amortized as of January 31, 2000. Through our acquisition of Integrated Systems, Wind River will amortize approximately $600,000 of capitalized software development costs in each of the next 5 quarters.

COST OF SERVICES

Cost of services was $20.5 million for fiscal 2000 compared to $13.0 million for fiscal 1999. Service related cost of revenues as a percentage of service revenues was 45% and 39% for fiscal 2000 and 1999, respectively. Service related cost of revenue consists primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our investment in developing new services offerings and the addition of new personnel and certified third party contractors to our professional services organization. We expect the cost of service revenues will increase in absolute dollars as we continue to increase our customer support staff, customer support capabilities and professional services organization. In addition, we expect our cost of services as percentage of total revenues to increase as we invest more resources in professional services through Integrated Systems' Doctor Design Unit.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $61.0 million for fiscal 2000 compared to $46.0 million for fiscal 1999. The increase resulted primarily from increases in sales and marketing personnel both domestically and internationally and increased advertising. As a percentage of total revenues, selling and marketing expenses were 36% and 35% for fiscal 2000 and 1999, respectively. The increase in absolute dollars and as a percentage of total revenues from fiscal 1999 to 2000 resulted primarily from the growth of sales and marketing personnel, field engineers, expenses related to marketing and advertising programs and third-party marketing costs for product introductions, including Tornado II, and promotions. We expect our selling and marketing expenses to increase in absolute dollars as we continue to increase our sales and marketing personnel and marketing and advertising programs.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $29.7 million for fiscal 2000 compared to $19.1 million for fiscal 1999, an increase of 55%. As a percentage of revenues, product development and engineering expenses increased from 15% to 17% from fiscal 1999 to 2000, respectively. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating the XACT engineering team Wind River hired in April 1999 and integrating the engineering staff added as a result of the acquisition of RouterWare in June 1999. In addition, Wind River had $594,000 of funded research and development for fiscal year 2000 related to our Center of Excellence initiative. We believe that product development and engineering expenses will continue to increase in absolute dollars as a result of the investment in the internal development of new products, technologies, and through acquisitions of companies and technologies. See "Business--Additional Risk Factors That May Affect Future Results of Operations."

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $16.0 million for fiscal 2000 compared to $8.2 million for fiscal 1999, an increase of 95%. As a percentage of revenues, general and administrative expenses increased to 9% in fiscal 2000 from 6% in fiscal 1999. The increase was primarily due to the growth in infrastructure investments in the areas of information systems, finance and administration and worldwide staff. In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems brought Wind River's business and production computer systems into compliance with Year 2000 requirements and will create the financial system infrastructure backbone to support integration of acquired company's financial systems. The financial and production systems became operational during the fourth quarter of fiscal year 2000. In fiscal years 2000 and 1999, Wind River incurred $4.9 and $1.1 million, respectively, to implement the Oracle software. Wind River believes that general and administrative expenses will increase as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and integrating the financial and administrative operations of Integrated Systems.

We allocate the total costs for information technology and facilities to each of the functional areas that uses the information technology and facilities services based on their headcount. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for shared infrastructure costs. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs.

ACQUISITION RELATED COSTS

Acquisition related costs were $1.4 million for fiscal 2000. These costs relate to the integration of Integrated Systems into Wind River, the acquisition of RouterWare and the costs associated with hiring the XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for another product with XACT. As a result of future events, Wind River believes the future operations and cashflows of XACT have become uncertain and that Wind River's original investment is not recoverable. Accordingly, Wind River has recognized a charge totaling $500,000 for the difference between the carrying amount of its investment and the net realizable value.

In connection with the acquisition of Integrated Systems, we expect to incur integration costs in fiscal 2001. The costs estimated to be incurred in fiscal 2001 is approximately $25.0 million of which the majority is expected to be incurred during the first quarter.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

Amortization of goodwill and purchased technology increased to $816,000 in fiscal 2000 from $780,000 in fiscal 1999. Amortization of goodwill and purchased technology includes the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions. In the first quarter of fiscal year 2001, we expect to expense approximately $6.8 million of goodwill and purchased technology and write off approximately $3.7 million of in process research and development as a result of recent acquisitions. During the following 16 quarters, we expect to expense approximately $19.5 million of goodwill and purchased intangibles. The $19.5 million per quarter primarily consists of amortization of goodwill and purchased technology relating to the acquisition of Embedded Support Tools Corporation. The increase is primarily due to our recent acquisition of EST. Wind River's results from operations will also be affected in the future by the amortization of goodwill and purchased intangibles related to the acquisition of AudeSi.

OTHER INCOME AND EXPENSE

Other income and expense includes interest income earned from the investment of excess cash, interest expense incurred on the 5.0% Convertible
Subordinated Notes, due in 2002 issued in July 1997, gains and losses related to inter-company foreign currency transactions and income and losses related to the 30% minority interest held by the Japanese participants in WRSKK.

Interest income was $15.4 million for fiscal 2000 compared to $13.7 million for fiscal 1999. The increase is primarily due to a larger investment portfolio and restricted cash accounts as well as higher interest rates on invested balances. Total cash, investments and restricted cash at January 31, 2000 and 1999 was approximately $308.3 million and $246.7 million, respectively.

Net interest expense and other was $9.1 million for fiscal 2000 compared to $8.7 million for fiscal 1999. The increase in net interest expense and other is related to a charge during the first quarter of $500,000 relating to the difference between the carrying amount of our investment in XACT and the net realizable value and a distribution agreement with XACT because XACT was unable to complete the development of their product that is subject to the distribution agreement. The Company also incurred interest on the Notes and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

Minority interest in consolidated subsidiary increased to $327,000 in fiscal 2000 from $151,000 in fiscal 1999. This amount represent the 30% minority interest held by the Japanese participants in WRSKK. Wind River distributes its products in Japan through WRSKK, a joint venture in which Wind River owns a 70% equity interest. Innotech Corporation, Kobe Steel Ltd. and Nissin Electric Ltd., the other partners in the joint venture, each owns a 10% equity interest.

PROVISION FOR TAXES

The effective tax rate was 38.6% for fiscal 2000 compared to 38.1% for fiscal 1999. The overall changes in the effective tax rates result primarily from difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits and certain non-deductible acquisition costs related to RouterWare.

YEARS ENDED JANUARY 31, 1999 AND 1998

REVENUES

Revenues for fiscal 1999 were $131.9 million compared to $93.8 million for fiscal 1998. The increase in revenues of 41% is due to increases in both Wind River's product revenue and services revenues. Product revenues accounted for approximately 75% and 73% of the total revenues in fiscal 1999 and 1998, respectively, with service revenues accounting for the balance of total revenue over this period.

Revenues from the sale of products were $98.8 million for fiscal 1999 compared to $68.4 million for fiscal 1998. The increase of 45% in product revenues was due primarily to the continued acceptance of Wind River's products and increased run-time license revenues. Tornado was first introduced in fiscal 1996, and its sales have continued to grow, as Tornado has become available for use with more host platforms and microprocessor targets. In addition, demand grew for Tornado in Windows-based customer development environments. Run-time license revenue has increased each year in conjunction with growing shipments of customers' products and systems that incorporate the VxWorks operating system.

Wind River's service revenues were $33.1 million for fiscal 1999 compared to $25.4 million for fiscal 1998. The increase of 30% was primarily due to an increase in maintenance support agreements and training resulting from the increase in Wind

River's installed base of Tornado software development environment and software applications provided to customers and engineering services contracts primarily related to porting Wind River's VxWorks operating system to microprocessor families.

Revenues from international sales were $41.6 million for fiscal 1999 compared to $26.9 million for fiscal 1998. International revenues accounted for 32% and 29% of total revenues for the fiscal years ended January 31, 1999 and 1998, respectively. Revenues from European sources increased 34% from fiscal 1998 to 1999 while revenues from Japan increased over 100% over the same periods. Revenues derived from indirect sales channels worldwide represented 26% and 21% of total revenues in fiscal 1999 and 1998, respectively. Significant portions of these indirect revenues are attributable to revenue from WRSKK. Revenues from Asia Pacific sources including Japan represented 47% and 38% of international revenues for the year ended January 31, 1999 and 1998, respectively. (See "Business - Additional Risk Factors That May Affect Future Results of Operations.")

COST OF PRODUCTS

Cost of products was $8.9 million for fiscal 1999 compared to $6.3 million for fiscal 1998. Product-related cost of revenues as a percentage of product revenues remained constant at 9% in both fiscal years 1998 and 1999. As a result, gross profit margins for products remained constant at 91%. Product costs also include license and other direct purchase costs of third-party software that is distributed by or integrated into Wind River's products and the amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of products amounted to $530,000 and $654,000 in fiscal 1999 and 1998 respectively.

COST OF SERVICES

Cost of services was $13.0 million for fiscal 1999 compared to $9.6 million for fiscal 1998. Service related cost of revenues as a percentage of service revenues was 39% and 38% for fiscal 1999 and 1998, respectively. The increase in costs of service revenues is due to investment in developing new services offerings, including consulting, and the addition of service professionals.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses were $46.0 million for fiscal 1999 compared to $33.2 million for fiscal 1998 or 35% of total revenues for both fiscal years. The increase of 38% from fiscal 1998 to 1999 in absolute dollars resulted primarily from the growth of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs and third-party marketing costs for product introductions and promotions. During the fourth quarter of fiscal year 1999, Wind River announced and launched the introduction of Tornado II, an enhanced version of its integrated development environment.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $19.1 million for fiscal 1999 compared to $12.9 million for fiscal 1998, an increase of 48%. As a percentage of revenues, product development and engineering expenses increased from 14% to 15% from fiscal 1998 to 1999. The dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the Tornado II integrated development environment.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $8.2 million for fiscal 1999 compared to $6.8 million for fiscal 1998, an increase of 20%. As a percentage of revenues, general and administrative expenses decreased to 6% in fiscal 1999 from 7% in fiscal 1998. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems were implemented, in part, to bring Wind River's business and production computer systems into compliance with Year 2000 requirements.

ACQUISITION RELATED COSTS

On December 31, 1997, Wind River entered into an OEM license agreement with Liberate Technologies, Inc. to license the right to access and modify the source code version of certain Liberate Technologies, Inc. technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under this agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for Liberate Technologies, Inc. engineering services incurred prior to source code delivery. In addition, selected elements of the Liberate Technologies, Inc. technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified Liberate Technologies, Inc. technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

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

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

Amortization of goodwill and purchased intangibles increased to $780,000 in fiscal 1999 from $0 in fiscal 1998. Amortization of goodwill and purchased intangible assets include the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions.

OTHER INCOME AND EXPENSE

Interest income was $13.7 million for fiscal 1999 compared to $7.7 million for fiscal 1998. The increase is primarily due to higher average cash and investment balances, primarily due to the cash received from the issuance of the Notes, and to the transition of Wind River's investment portfolio from tax-free investments to taxable investments.

Net interest expense and other was $8.7 million for fiscal 1999 compared to $4.2 for fiscal 1998. The net increase in interest expense and other is primarily related to the interest incurred for the entire year in fiscal year 1999 on the Notes and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

PROVISION FOR TAXES

The effective tax rate was 38.1% for fiscal 1999 compared to 67.1% for fiscal 1998. The higher tax rate in fiscal 1998 was attributable to a portion of the write-off of certain acquired in-process research and development being non-deductible. The overall changes in the effective tax rates is also attributable to the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly information for Wind River's last eight fiscal quarters, which has been restated to include the historical financial information of RouterWare. Wind River believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K and believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

All share and per share amounts in this report have been adjusted to give effect to a three-for-two stock split by means of a stock dividend paid on February 4, 1999.


                                                                       THREE MONTHS ENDED,
----------------------------------- ------------------------------------------------------------------------------------------
(In thousands,                       JAN. 31    OCT. 31    JUL. 31   APR. 30      JAN. 31     OCT. 31    JUL. 31    APR. 30
except per share amounts)             2000       1999       1999        1999        1999       1998       1998        1998
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
Revenues:
   Products                           $40,885    $32,403    $28,702     $23,539     $29,725    $25,716    $23,737     $19,666
   Services                            12,544     12,198     10,902       9,937       9,452      8,483      8,065       7,058
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
      Total revenues                   53,429     44,601     39,604      33,476      39,177     34,199     31,802      26,724
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
Cost of revenues:
   Products                             4,038      3,077      2,766       1,691       2,349      2,062      2,315       1,946
   Services                             6,395      5,189      4,708       4,216       3,576      3,343      3,245       2,835
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
      Total cost of revenues           10,433      8,266      7,474       5,907       5,925      5,405      5,560       4,781
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
                 Gross profit          42,996     36,335     32,130      27,569      33,252     28,794     26,242      21,943
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
Operating Expenses:
   Selling and marketing               18,476     15,931     14,269      12,286      13,156     11,596     11,229       9,987
   Product development and
              Engineering               8,290      7,580      7,306       6,483       5,518      4,765      4,707       4,157
   General and administrative           5,339      4,810      3,606       2,209       2,771      1,908      1,896       1,599
   Acquisition related and other          205          -        929         302           -          -          -           -
   Amortization of goodwill &
      purchased intangibles                95         95         95          83          83         83         83          83
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
      Total operating expenses         32,405     28,416     26,205      21,363      21,528     18,352     17,915      15,826
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
Income  from operations                10,591      7,919      5,925       6,206      11,724     10,442      8,327       6,117
Other income, net                       2,373      1,510      1,497         559       1,397      1,230      1,225         949
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
Income  before provision for
      income taxes                     12,964      9,429      7,422       6,765      13,121     11,672      9,552       7,066
Provision for income taxes              4,897      3,535      3,180       2,497       4,751      4,541      3,698       2,798
----------------------------------- ---------- ---------- ---------- ----------- ----------- ---------- ---------- -----------
      Net income                       $8,067     $5,894     $4,242      $4,268      $8,370     $7,131     $5,854      $4,268
=================================== ========== ========== ========== =========== =========== ========== ========== ===========
Net income per share:
      Basic                             $0.19      $0.14      $0.10       $0.10       $0.20      $0.18      $0.15       $0.11
      Diluted                           $0.17      $0.13      $0.10       $0.10       $0.19      $0.16      $0.13       $0.10
=================================== ========== ========== ========== =========== =========== ========== ========== ===========
Weighted average common and common equivalent shares:
      Basic                            42,207     41,837     41,385      41,265      40,840     40,466     40,233      39,527
      Diluted                          47,416     44,043     43,735      43,918      44,391     43,841     43,833      43,308
=================================== ========== ========== ========== =========== =========== ========== ========== ===========

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2000, Wind River had working capital of approximately $90.3 million and cash and investments of approximately $268.6 million, which include investments with maturities of greater than one year of $181.6 million and excludes restricted cash of $39.7 million. Wind River invests primarily in instruments that are highly liquid and of investment grade.

In fiscal 2000, Wind River's operating activities provided net cash of $32.5 million due primarily to net income, the non-cash impact of depreciation and amortization, the increase in income taxes payable, an increase in deferred revenue and the tax benefit related to employee stock option exercises. These sources of cash were partially offset by increases in accounts receivable and prepaid and other assets. The increase in accounts receivable is due to the increased sales activities in response to higher customer demand for Wind River's products and services and certain delays in the collection of invoices as a result of the implementation of Oracle Financial System. The increase in prepaid and other current assets is primarily due to a receivable relating to an equity investment sale, interest receivable on investments, prepaid merger costs, prepaid royalty costs and prepaid sales expenses.

In fiscal 2000, Wind River's investing activities used net cash of $23.8 million. Uses of cash relating to the purchases of investments, purchases of investments held as collateral for the second operating lease and the acquisition of equipment were partially offset by cash provided from the sale of investments. As Wind River transitioned its investment portfolio from short-term to long-term investments, its long-term investments increased by $23.0 million. Restricted cash increased due to the new collateral funding for the second corporate facility operating lease discussed further below. The collateral consists of direct obligations of the United States government, with the majority being long-term investments.

In fiscal 2000, Wind River's financing activities provided net cash of $8.1 million. Cash provided by the issuance of common stock for stock option exercises and the line of credit through a Japanese subsidiary were offset by a treasury stock repurchase and a loan to a member of the Board of Directors for the purchase of Wind River stock. During fiscal 2000, Wind River repurchased approximately 165,000 shares of common stock at an aggregate cost of approximately $4.0 million. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999. On September 7, 1999, our chief executive officer signed a secured promissory note with the Company to borrow up to $2.4 million. As of January 31, 2000, the CEO had borrowed $1.9 million against this note.

In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes (the "Notes"), which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock at a price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

On February 15, 2000, Wind River acquired Integrated Systems, Inc. In connection with the acquisition, Wind River issued an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock. In addition, approximately 4,493,000 of Integrated Systems stock options became options to purchase approximately 4,133,000 shares of Wind River stock.

On March 31, 2000, Wind River acquired Embedded Support Tools Corporation. In connection with the acquisition, Wind River issued an aggregate of 5,474,792 shares of its common stock in exchange for all outstanding common shares of Embedded Support Tools Corporation and reserved an additional 1,122,855 shares for issuance upon exercise of outstanding employee stock options assumed in the transaction.

In fiscal 1998, Wind River entered into an operating lease for its new headquarters facility constructed on land owned by Wind River in Alameda, California. Construction was completed in the second quarter of fiscal year 2000. The lease was finalized in August 1999 and the lessor has funded a total of $32.4 million of construction costs. The operating lease payments began in August 1999 and are based on the total construction costs of the property, including capitalized interest, and LIBOR.

In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of January 31, 2000, the lessor has funded a total of $4.0 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, which include capitalized interest and LIBOR.

In connection with the lease of Wind River's current headquarters, Wind River is obligated to enter into a ground lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of January 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR to a fixed rate of 5.9%. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of the contract) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

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

"YEAR 2000" ISSUES

We reviewed and tested our internal programs and those of our newly acquired businesses and determined that there are no significant Year 2000 issues within our or their mission critical systems or services. Our review of the third-party software we and our subsidiaries use identified certain software "patches" for third-party software that needed to be implemented for Year 2000 compliance. All of these patches were implemented prior to January 1, 2000. We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

EURO CURRENCY

On January 1, 1999, several member countries of the European Union established fixed conversion rates between their sovereign currencies and adopted the Euro as their new common legal currency. Since that date, the Euro has traded on currency exchanges. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, non-cash payments can be made in Euros, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Wind River is assessing its pricing and marketing strategy in order to insure that it remains competitive in a broader European market and is reviewing whether certain existing contracts will need to be modified. Wind River has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. Wind River does not presently expect that introduction and use of the Euro will materially affect Wind River's foreign exchange exposures and hedging activities or will result in any material increase in costs to Wind River. Wind River's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental, legal and regulatory guidance is not available. Wind River will continue to evaluate issues involving introduction of the Euro. Based on current information and our current assessment, we do not expect that the Euro conversion will have a material adverse effect on our business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. See Note 1 of Notes to Consolidated Financial Statements included in "Item 8-Financial Statements and
Supplementary Data."

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

Wind River's exposure to market risk for changes in interest rates relate primarily to its investment portfolio and long-term debt obligations.

Wind River places its investments with high quality credit issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, Wind River's first priority is to reduce the risk of principal loss. Consequently, Wind River seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. Wind River mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of January 31, 2000 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency-hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and loses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At January 31, 2000, Wind River had outstanding forward contracts to hedge Japanese Yen with notional amounts totaling approximately $0.9 million.

The unrealized gains and losses on the outstanding forward contracts at January 31, 2000 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 31, 2000 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At January 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at January 31, 2000 was negligible.

EQUITY PRICE RISK

Wind River owns 433,752 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering of $7.50 per share. e-Sim went public in July 1998, and at January 31, 2000, the closing price of e-Sim's stock was $19.63 per share. In addition, Wind River owns 416,666 shares of common stock of Liberate Technologies, Inc, a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at January 31, 2000, the closing price of Liberate's stock was $78.81 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at January 31, 2000 at their market value of approximately $41.4 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income component of stockholders' equity. At April 20, 2000, the closing prices of e-Sim's and Liberate's stock were $16.75 and $33.00, respectively.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             PAGE
---------------------------------------------------------------------------------------------------------------------------
Financial Statements:

   Report of Independent Accountants                                    43

   Consolidated Statements of Income for
   the years ended January 31, 2000, 1999, and 1998                     44

   Consolidated Balance Sheets
   at January 31, 2000 and 1999                                         45

   Consolidated Statements of Cash Flows
   for the years ended January 31, 2000, 1999, and 1998                 46

   Consolidated Statements of Stockholders' Equity
   for the years ended January 31, 2000, 1999, and 1998                 47

   Notes to Consolidated Financial Statements                           48


Financial Statement Schedules:
   Schedule II - Valuation and Qualifying Accounts                      70

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

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Wind River Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule identified in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


San Jose, California
March 2, 2000

                            WIND RIVER SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     YEARS ENDED JANUARY 31,
(In thousands, except per share amounts)                               2000                   1999                1998
---------------------------------------------------------------------------------------------------------------------------
Revenues:
   Products                                                         $ 125,529               $ 98,844            $ 68,380
   Services                                                            45,581                 33,058              25,390
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                   171,110                131,902              93,770
---------------------------------------------------------------------------------------------------------------------------

Cost of revenues:
   Products                                                            11,124                  8,224               6,349
   Services                                                            20,508                 12,999               9,633
---------------------------------------------------------------------------------------------------------------------------
     Total cost of revenues                                            31,632                 21,223              15,982
---------------------------------------------------------------------------------------------------------------------------

       Gross profit                                                   139,478                110,679              77,788
---------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling and marketing                                               60,962                 45,968              33,226
   Product development and engineering                                 29,659                 19,147              12,898
   General and administrative                                          15,964                  8,174               6,792
   Acquisition related costs                                            1,436                      -              15,159
   Amortization of goodwill and purchased intangibles                     816                    780                   -
---------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                         108,837                 74,069              68,075
---------------------------------------------------------------------------------------------------------------------------

Income from operations                                                 30,641                 36,610               9,713
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
   Interest income                                                     15,378                 13,679               7,743
   Interest expense and other, net                                     (9,112)                (8,727)             (4,213)
   Minority interest in consolidated subsidiary                          (327)                  (151)                (88)
---------------------------------------------------------------------------------------------------------------------------
     Total other income                                                 5,939                  4,801               3,442
---------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                               36,580                 41,411              13,155
Provision for income taxes                                             14,109                 15,788               8,829
---------------------------------------------------------------------------------------------------------------------------
     Net income                                                     $  22,471              $  25,623           $   4,326
===========================================================================================================================
Net income per share:
   Basic                                                            $     .54              $     .64           $     .11
   Diluted                                                          $     .50              $     .58           $     .10
---------------------------------------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares:
   Basic                                                               41,674                 40,267              38,915
   Diluted                                                             44,778                 43,843              43,567
---------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  JANUARY 31,
(In thousands, except par value)                                                        2000                      1999
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $   58,621                $   42,837
   Short-term investments                                                               28,355                    11,043
   Accounts receivable, net of allowances of $2,405 and $1,550                          48,621                    30,926
   Prepaid and other current assets                                                     21,893                    10,598
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             157,490                    95,404
Investments                                                                            181,600                   158,628
Land and equipment, net                                                                 35,755                    31,513
Other assets                                                                             8,621                    10,011
Restricted cash                                                                         39,744                    34,157
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                $  423,210                $  329,713
===========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $     6,393               $     3,472
   Line of credit                                                                        5,094                         -
   Accrued liabilities                                                                  11,059                    10,005
   Accrued compensation                                                                 10,335                     6,030
   Income taxes payable                                                                  9,862                       445
   Deferred revenue                                                                     24,476                    17,318
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         67,219                    37,270
Deferred taxes payable                                                                  12,408                         -

Convertible subordinated notes                                                         140,000                   140,000

---------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                219,627                   177,270
---------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiary                                               878                       551
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Stockholders' equity:
   Common Stock, par value $.001; 125,000 authorized; 43,730
     and 42,449 shares issued; 42,453 and 41,337 shares outstanding                         43                        42
   Additional paid in capital                                                          140,715                   126,855
   Loan to stockholder                                                                  (1,900)                        -
   Treasury stock, 1,277 and 1,112 shares at cost                                      (29,488)                  (25,491)
   Accumulated other comprehensive income (loss)                                        18,300                    (2,155)
   Retained earnings                                                                    75,035                    52,641
---------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                       202,705                   151,892
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                     $ 423,210                $  329,713
===========================================================================================================================

            See accompanying notes to consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED JANUARY 31,
(In thousands)                                                         2000                   1999                1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                       $  22,471              $  25,623            $  4,326
   Adjustments to reconcile net income to net cash
     provided by operations:
        Depreciation and amortization                                  10,523                  8,531               4,806
        Tax benefit from stock plan                                     5,000                 13,400               7,000
        Write-off of impaired assets                                      500                      -                   -
        Deferred income taxes                                             (92)                  (244)             (2,894)
        Minority interest in consolidated subsidiary                      327                    151                  88
        Acquired in-process research and development                        -                      -              15,159
        Change in assets and liabilities:
          Accounts receivable                                         (17,695)               (12,552)             (4,449)
          Prepaid and other assets                                    (13,415)                (5,318)             (5,670)
          Accounts payable                                              2,921                   (487)              2,015
          Accrued liabilities                                           1,054                   (235)              4,387
          Accrued compensation                                          4,305                    489               1,050
          Income taxes payable                                          9,417                   (729)              2,368
          Deferred revenue                                              7,158                  2,164               8,883
---------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                    32,474                 30,793              37,069
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Acquisition of land and equipment                                  (11,755)               (12,770)            (19,704)
   Capitalized software development costs                                   -                      -                (803)
   Acquisitions, net of cash acquired                                       -                      -             (20,553)
   Purchases of investments                                          (124,907)              (232,193)           (264,048)
   Sales and maturities of investments                                118,422                188,231             236,010
   Restricted cash                                                     (5,587)               (31,647)             (2,510)
---------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                       (23,827)               (88,379)            (71,608)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Line of credit                                                       5,094                      -                   -
   Issuance of Common Stock, net                                        8,861                  9,484               4,265
   Purchase of treasury stock                                          (3,997)               (10,006)            (12,364)
   Loan to stockholder                                                 (1,900)                     -                   -
   Issuance of convertible subordinated notes, net                          -                      -             134,925
---------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities          8,058                   (522)            126,826
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents             (844)                   157              (1,390)
Effect of changing fiscal year of acquired subsidiary                     (77)                     -                   -
---------------------------------------------------------------------------------------------------------------------------
           Net increase (decrease) in cash and cash equivalents        15,784                (57,951)             90,897
Cash and cash equivalents at beginning of year                         42,837                100,788               9,891
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $  58,621             $   42,837         $   100,788
===========================================================================================================================
Supplemental disclosures of cash flow information:
        Cash paid for interest                                      $   9,414             $    7,000                   -
        Cash paid for income taxes                                  $   1,995             $    1,897          $    3,372
---------------------------------------------------------------------------------------------------------------------------

              See accompanying notes to consolidated financial statements

                              WIND RIVER SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              ACCUMULATED                  TOTAL
                                                ADDITIONAL                                       OTHER                     STOCK-
                                COMMON   STOCK   PAID IN     LOAN TO   TREASURY     STOCK    COMPREHENSIVE     RETAINED    HOLDERS'
(In thousands)                  SHARES   AMOUNT  CAPITAL   STOCKHOLDER  SHARES     AMOUNT    INCOME (LOSS)     EARNINGS    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997     38,805      39    92,127        -       (169)      (3,121)          (663)       23,817      112,199
                                                                                            ----------------               ---------
Net income                           -       -         -        -          -          -                -         4,326        4,326
Unrealized gain on investments       -       -         -        -          -          -              856             -          856
Currency translation                 -       -         -        -          -          -           (1,390)            -       (1,390)
   adjustments
                                                                                            ----------------               ---------
      Comprehensive income           -       -         -        -          -          -             (534)            -        3,792
                                                                                            ----------------               ---------
Common Stock issued
   upon exercise of stock        1,080       1     2,403        -          -          -                -             -        2,404
   options
Common Stock issued under
   stock purchase plan              96       -     1,861        -          -          -                -             -        1,861
Tax benefit from stock plans         -       -     7,000        -          -          -                -             -        7,000
Purchase of treasury stock           -       -         -        -       (546)   (12,364)               -             -      (12,364)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998     39,981      40   103,391        -       (715)   (15,485)          (1,197)       28,143      114,892
                                                                                            ----------------               ---------
Net income                           -       -         -        -          -          -                -        25,623       25,623
Unrealized loss on investments       -       -         -        -          -          -           (1,115)            -       (1,115)
Currency translation                 -       -         -        -          -          -              157             -          157
   adjustments
                                                                                            ----------------               ---------
      Comprehensive income           -       -         -        -          -          -             (958)            -       24,665
                                                                                            ----------------               ---------
Common Stock issued upon
   acquisition of Zinc             339       -       582        -          -          -                -        (1,125)        (543)
Software, Inc.
Common Stock issued
   upon exercise of a warrant      337       -      1,109       -          -          -                -             -        1,109
Common Stock issued
   upon exercise of stock        1,671       2      5,926       -          -          -                -             -        5,928
   options
Common Stock issued under
   stock purchase plan             121       -      2,447       -          -          -                -             -        2,447
Tax benefit from stock plans         -       -     13,400       -          -          -                -             -       13,400
Purchase of treasury stock           -       -          -       -       (397)   (10,006)               -             -      (10,006)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999     42,449      42    126,855       -     (1,112)  $(25,491)         $(2,155)      $52,641     $151,892
                                                                                            ----------------               ---------
Net income                           -       -          -       -          -          -                -        22,471       22,471
Unrealized gain on investments       -       -          -       -          -          -           21,299             -       21,299
Currency translation
   adjustments                       -       -          -       -          -          -             (844)            -         (844)
                                                                                            ----------------               ---------
      Comprehensive income           -       -          -       -          -          -           20,455             -       42,926
                                                                                            ----------------               ---------
Common Stock issued
   upon exercise of stock          955       1      3,917       -          -          -                -             -        3,918
   options
Common Stock issued under
   stock purchase plan             226       -      3,075       -          -          -                -             -        3,075
Tax benefit from stock plans         -       -      5,000       -          -          -                -             -        5,000
Accelerated vesting of
   stock options                                      218                                                                       218
Loan to stockholder                  -       -          -  (1,900)         -          -                -             -       (1,900)
Effect of fiscal year end
   change for acquired subsidiary    -       -          -       -          -          -                -           (77)         (77)
Purchase of treasury stock           -       -          -       -       (165)    (3,997)               -             -       (3,997)
Sale of Treasury Stock             100       -      1,650       -          -          -                -             -        1,650
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2000     43,730     $43   $140,715 $(1,900)    (1,277)  $(29,488)         $18,300       $75,035     $202,705
------------------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River's flagship products, the Tornado-Registered Trademark- II-TM-development platform and the VxWorks-Registered Trademark- real-time operating systems ("RTOS"), enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

In June 1999, Wind River issued 730,923 shares of its common stock in exchange for all of the outstanding common stock of RouterWare, Inc. ("RouterWare") in a transaction accounted for as a pooling of interests and, accordingly, Wind River's consolidated financial statement have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of both Wind River and RouterWare.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Wind River and its wholly owned subsidiaries: Wind River Systems International, Inc., a United States corporation; Wind River Systems, E.C., S.A.R.L., a French corporation; Wind River Systems GmbH, a German corporation; Wind River Systems Italia, S.r.l, an Italian corporation; Wind River Systems UK, Ltd., a United Kingdom corporation; Wind River Systems Scotland Ltd., a Scottish corporation; Zinc Software, Incorporated, a United States Corporation; RouterWare, Incorporated, a United States Corporation; and its majority-owned subsidiary Wind River Systems K.K. ("WRSKK"), a Japanese corporation. All significant inter-company accounts and transactions have been eliminated.

Wind River has a fiscal year end of January 31. The international subsidiaries have fiscal year-ends of December 31. The consolidated financial statements include the subsidiaries' financial information as of December 31.

Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a remaining maturity of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and an accreting interest rate swap agreement. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

INVESTMENTS

Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

CONCENTRATION OF CREDIT RISK

Wind River's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. Wind River's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy is intended to limit Wind River's exposure to concentration of credit risk. Wind River's accounts receivable results primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. Wind River performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses; historically, such losses have been immaterial. As a consequence, concentrations of credit risk are limited.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of Wind River's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The estimated fair value for the convertible subordinated notes (with a carrying amount of $140 million at January 31, 2000) is approximately $152.8 million at January 31, 2000. The fair value for the convertible subordinated notes is based on quoted market prices.

LAND AND EQUIPMENT

Land and equipment are stated at cost. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for computer equipment and four to ten years for furniture and equipment. Leasehold improvements are amortized over the term of the related lease or useful economic life, if shorter.

INTERNAL USE SOFTWARE

SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes substantially all external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period. The Company had $6.9 million and $4.2 million of capitalized software costs and $0.8 million and $0.4 million of accumulated amortization included in land and equipment at January 31, 2000 and 1999, respectively.

SOFTWARE DEVELOPMENT COSTS

Wind River accounts for software development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of eighteen months is assigned to capitalized software development costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred. The amortization of capitalized software costs which were charged to cost of product revenues during fiscal 2000, 1999 and 1998 were $446,000, $530,000 and $654,000, respectively. At January 31, 2000 and 1999, Wind River had capitalized software costs of $0 and $446,000, respectively.

OTHER ASSETS

Other assets include bond issuance costs, purchased intangibles, capitalized software development costs, equity investments, and deposits. Bond issuance costs are amortized over five years and purchased intangibles is amortized over three years.

Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers.

INTANGIBLE ASSETS

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer lists, workforce, technological know how, covenants not to compete and goodwill. Intangible assets are amortized over the periods from eight months to ten years on a straight-line basis.

REVENUE RECOGNITION

Wind River recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Wind River's existing licensing or revenue recognition practices.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from fees from professional services, software porting and development contracts, software maintenance and support contracts, customer training and consulting. Maintenance contracts are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, The FASB issued Statement No. 137, in which it agreed to defer for one year the implementation date of SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000. The Company is assessing the impact of SFAS No. 133 on its consolidated financial statements.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

NOTE 2: ACQUISITIONS

On December 31, 1997, Wind River entered into an OEM license agreement with Liberate Technologies, Inc. to license the right to access and modify the source code version of certain Liberate Technologies, Inc. technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under the agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for Liberate Technologies, Inc. engineering services incurred prior to source code delivery. In addition, selected elements of the Liberate Technologies, Inc. technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified Liberate Technologies, Inc. technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

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

In June 1999, Wind River acquired RouterWare, Incorporated, a California corporation that develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger.

Wind River recorded this transaction using the pooling of interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

In October 1999, Wind River entered into an agreement to merge with Integrated Systems, Incorporation ("ISI"), an embedded operating systems and development tool software developer, in a transaction accounted for as a pooling of interests. The merger was consummated on February 15, 2000. In connection with the merger, each outstanding share of ISI common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of ISI common stock. In addition, approximately 4,493,000 of ISI stock options became options to purchase approximately 4,133,000 shares of Wind River common stock. As of January 31, 2000, Wind River incurred approximately $205,000 in one-time integration related expenses consisting primarily of transaction fees. Wind River's financial statements will be combined with those of Integrated Systems beginning with the first quarter of fiscal year ending January 31, 2001. For additional details on the merger, see "Note 17".

NOTE 3: LAND AND EQUIPMENT

Land and equipment consist of the following:


                                          JANUARY 31,
(In thousands)                         2000         1999
---------------------------------------------------------------------------------------------------------------------------
Land                                $ 13,643    $  13,640
Computer equipment                    34,964       28,103
Furniture and equipment                5,766        4,552
Leasehold improvements                 1,648        1,127
---------------------------------------------------------------------------------------------------------------------------
                                      56,021       47,422
Less accumulated depreciation        (20,266)     (15,909)
---------------------------------------------------------------------------------------------------------------------------
                                    $ 35,755    $  31,513
===========================================================================================================================

In fiscal 2000 Wind River made virtually no land improvements on its real property for its headquarters located in the City of Alameda, California. In fiscal 1999, Wind River made $2.2 million of related land improvements.

NOTE 4: INVESTMENTS

Cash equivalents and investments consist of the following:


                                                      JANUARY 31,
(In thousands)                                   2000           1999
---------------------------------------------------------------------------------------------------------------------------
Money market fund                               $  6,745       $  8,903
Municipal bonds                                        -          4,935
U.S. government and agency obligations            33,277         43,267
Corporate bonds                                   68,133         85,326
Other debt securities                            106,760         61,423
---------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities              214,915        203,854
Less amounts classified as cash equivalents      (46,311)       (37,193)
---------------------------------------------------------------------------------------------------------------------------
Total marketable securities                     $168,604       $166,661
---------------------------------------------------------------------------------------------------------------------------
Equity investments                                41,351          3,010
---------------------------------------------------------------------------------------------------------------------------
Total market value of investments               $209,955       $169,671
===========================================================================================================================
Unrealized gain (loss) on marketable securities   (2,254)           339
Unrealized gain (loss) on equity investments      36,587         (1,016)
---------------------------------------------------------------------------------------------------------------------------
Total unrealized gain (loss) on investments     $ 34,333       $   (677)
---------------------------------------------------------------------------------------------------------------------------
Total cost of investments                       $175,622       $170,348
---------------------------------------------------------------------------------------------------------------------------


Fiscal 2000 equity investments are composed of the market value of Wind River's stock holdings on Liberate and e-Sim. Fiscal 1999 equity investments are composed of the market value of Wind River's stock holdings on e-Sim.

The contractual maturities of marketable securities, regardless of their balance sheet classification, were as follows:

                                               JANUARY 31,
 (In thousands)                                   2000
Due in 1 year or less                           $ 28,355
Due in 1-2 years                                  52,883
Due in 2-5 years                                  52,490
Due in 5 years or more                            34,876
---------------------------------------------------------------------------------------------------------------------------
Total marketable securities                     $168,604
===========================================================================================================================

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended January 31, 2000, 1999 and 1998. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 5:     DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At January 31, 2000, Wind River had outstanding forward contracts with notional amounts totaling approximately $0.9 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency transaction exposures in certain European currencies. The difference between cost and estimated fair value at January 31, 2000 was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement (the "Swap Agreement") to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The Swap Agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. At January 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the Swap Agreement will be recognized as an adjustment to rent expense related to the operating lease. The Swap Agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

NOTE 6: PROVISION FOR INCOME TAXES

The provision for income taxes was composed as follows:


                              YEARS ENDED JANUARY 31,
(In thousands)             2000         1999        1998
---------------------------------------------------------------------------------------------------------------------------
Current:
  Federal               $ 6,878      $11,754      $ 7,405
  State                   1,972        1,839        1,610
  Foreign                 4,985        2,439        2,708
---------------------------------------------------------------------------------------------------------------------------
                         13,835       16,032       11,723
---------------------------------------------------------------------------------------------------------------------------

Deferred:
  Federal                   257         (245)      (1,901)
  State                      17            1         (207)
  Foreign                     0            0         (786)
---------------------------------------------------------------------------------------------------------------------------
                            274         (244)      (2,894)
---------------------------------------------------------------------------------------------------------------------------
                        $14,109      $15,788      $ 8,829
===========================================================================================================================


The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                     YEARS ENDED JANUARY 31,
                                     2000      1999     1998
---------------------------------------------------------------------------------------------------------------------------
Expected Rate                        35.0%     35.0%     35.0%
State taxes, net of federal benefit   3.6       4.1       7.1
Foreign taxes                         4.0       1.3       8.8
In-process technology write-off        -         -       26.2
Research and development, net        (1.8)     (1.3)     (0.7)
Tax exempt interest                    -       (0.3)     (8.0)
Foreign sales corporation benefit    (1.4)     (0.5)     (1.3)
Other                                (0.8)     (0.2)      -
---------------------------------------------------------------------------------------------------------------------------
                                     38.6%     38.1%     67.1%
===========================================================================================================================

The effective consolidated tax rate in fiscal 1998 was higher due to the permanent difference resulting from the write-off of in-process research and development during the fourth quarter of fiscal 1998. In fiscal 2000, 1999 and 1998, tax benefits resulting from the exercise of employee stock options amounting to $5.0 million, $13.4 million, and $7.0 million, respectively, were credited to stockholders' equity and reduced income taxes payable.

Deferred tax assets which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following:

---------------------------------------------------------------------------------------------------------------------------
                                          JANUARY 31,
(In thousands)                         2000         1999
---------------------------------------------------------------------------------------------------------------------------
Amortization                         $  1,300      $1,898
Employee benefit accruals               1,063         737
Accounts receivable reserves              891         524
Accrued expenses and other                972       1,253
---------------------------------------------------------------------------------------------------------------------------
Gross deferred tax assets               4,226       4,412
---------------------------------------------------------------------------------------------------------------------------
Depreciation                             (800)       (589)
Unrealized gains on investments       (12,500)          -
Other                                    (408)       (401)
---------------------------------------------------------------------------------------------------------------------------
Gross deferred tax liabilities        (13,708)       (990)
---------------------------------------------------------------------------------------------------------------------------
Net deferred tax assets              $ (9,482)     $3,422
===========================================================================================================================

The tax effect on comprehensive income totaled $12.5 million for fiscal 2000.


NOTE 7: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes, which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's Common Stock at a conversion price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

In December 1999, the Company borrowed approximately $5.1 million from its $5.9 million line of credit through a subsidiary. The amount borrowed bears an annual interest rate of 0.81% and was outstanding as of January 31, 2000. The amount borrowed was paid in full during February 2000.

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

Wind River's comprehensive income has been presented in the Consolidated Statements of Stockholders' Equity. As of January 31, 2000, accumulated other comprehensive income consisted of foreign currency translation adjustments of $2,387,000 and unrealized gain on investments of $20,687,000, net of tax.

NOTE 9: NET INCOME PER SHARE

In accordance with SFAS 128, the calculation of basic and diluted net income per share is presented below:



                                                               YEARS ENDED JANUARY 31,
(In thousands, except per share information)           2000            1999           1998
----------------------------------------------------------------------------------------------
Basic computation:
Net income                                           $22,471         $25,623        $ 4,326
Weighted average common shares outstanding            41,674          40,267         38,915
----------------------------------------------------------------------------------------------
Basic net income per share                           $  0.54         $  0.64        $  0.11
----------------------------------------------------------------------------------------------
Diluted computation:
Net income                                           $22,471         $25,623        $ 4,326
----------------------------------------------------------------------------------------------
Weighted average common shares outstanding            41,674          40,267         38,915
Incremental shares from assumed conversions:
         Stock options                                 3,104           3,576          4,652
         Convertible subordinated notes                    -               -              -
Dilutive potential common shares                       3,104           3,576          4,652
----------------------------------------------------------------------------------------------
Total dilutive average common shares outstanding      44,778          43,843         43,567
----------------------------------------------------------------------------------------------
Diluted net income per share                         $  0.50         $  0.58        $  0.10
==============================================================================================

The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. Options to purchase approximately 4.0 million, 1.9 million and 0.8 million common shares which were outstanding at January 31, 2000, 1999 and 1998, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective fiscal year and the effect would be anti-dilutive. The exercise prices of these options ranged from $21.88 to $42.88, $26.04 to $31.92 and $23.67 to $30.68 at January 31, 2000, 1999 and 1998, respectively.

NOTE 10: COMMON STOCK

On each of March 10, 1997 and February 4, 1999, Wind River effected three-for-two splits of its common stock in the form of stock dividends. Accordingly, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

During fiscal 1999, Wind River repurchased approximately 397,000 shares of common stock at an aggregate cost of approximately $10.0 million. During fiscal 2000, Wind River repurchased approximately 165,000 shares of common stock at an aggregate cost of approximately $4.0 million. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999.

In May 1998, Wind River issued 339,917 unregistered shares of its common stock to the shareholders of Zinc Software, Incorporated in exchange for all of the then outstanding shares of Zinc. In January 1999 Wind River issued 337,500 of unregistered shares of its common stock to Innotech Corporation upon Innotech's exercise of a warrant issued in January 1995, for an aggregate exercise price of approximately $1.1 million. In June 1999, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger.

On February 15, 2000, Wind River issued an aggregate of 22,499,895 shares of Wind River Systems common stock in conjunction with the acquisition of Integrated Systems, Inc. Additionally, approximately 4,493,000 Integrated Systems stock options became options to purchase approximately 4,133,000 shares of Wind River common stock.

NOTE 11: STOCK BASED COMPENSATION PLANS

As of January 31, 2000, Wind River had six stock-based compensation plans including the option plan assumed in connection with the acquisition of RouterWare. Wind River accounts for its stock-based compensation plans in conformity with APB 25 and related Interpretations and has adopted the additional pro forma disclosure provisions of SFAS 123. Accordingly, no compensation expense has been recognized for its five fixed stock option plans and its stock purchase plan.

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

In April 1998, Wind River adopted the 1998 Non-Officer Stock Option Plan (the "Non-Officer Plan"). The Non-Officer Plan provides for grants of nonstatutory stock options to employees and consultants who are not officers or directors of Wind River. An aggregate of 3,450,000 shares of Common Stock have been reserved for issuance under the Non-Officer Plan. The exercise price of nonstatutory stock option granted under the Non-Officer Plan may not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All nonstatutory stock options may be granted under the Non-Officer Plan have a maximum term of 10 years. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. The Non-Officer Plan and options thereunder may be amended by the Board from time to time. The Non-Officer Plan will terminate on April 22, 2008.

In June 1998, Wind River adopted the 1998 Equity Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants of options and other stock awards to Company employees, directors and consultants to purchase a maximum of 4,100,000 shares of Common Stock. Stock options granted under the 1998 Plan may be incentive stock options or nonstatutory stock options. Individuals owning more than 10% of Wind River's stock are not eligible to receive incentive stock options under the 1998 Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Nonstatutory stock options issued to holders of less than 10% of Wind River's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although Wind River's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the 1998 Plan, option vesting provisions are established by the Board of Directors when options are granted. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. Unexercised options are automatically canceled three months after termination of the optionee's employment or other service with Wind River.

In June 1999, Wind River assumed the 1994 RouterWare Stock Option Plan in connection with the acquisition of RouterWare. Pursuant to the acquisition, Wind River reserved 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger. Wind River recorded this transaction using the pooling of interests accounting method, and all financial data, including the number of options outstanding, of Wind River has been restated to include the historical financial information of RouterWare.

The number of shares for which options under these five plans were exercisable was approximately 4,131,644, 2,338,000 and 2,603,000, at January 31, 2000, 1999, and 1998, respectively. Activity under the 1987 Plan, the Directors' Plan, the 1998 Plan, the Non-Officer Plan and the 1994 RouterWare Stock Option Plan is summarized as follows:


                            FISCAL 2000               FISCAL 1999                 FISCAL 1998
                      -------------------------------------------------------------------------------
                                       WEIGHTED                    WEIGHTED                 WEIGHTED
  (In thousands,                       AVERAGE      NUMBER         AVERAGE      NUMBER       AVERAGE
  except per share       NUMBER OF    PRICE PER       OF          PRICE PER       OF        PRICE PER
  amounts)                SHARES        SHARE       SHARES          SHARE       SHARES        SHARE
  ---------------------------------------------------------------------------------------------------
  Beginning balance        7,614        $18.27        7,266         $12.30       5,948         $ 4.58
  Granted                  3,887         16.85        2,498          24.52       2,986          22.36
  Exercised                 (956)         4.27       (1,671)          3.92      (1,080)          2.24
  Canceled                  (471)        19.87         (479)         17.41        (588)         11.45
  ---------------------------------------------------------------------------------------------------
  Ending balance          10,074        $17.88        7,614         $18.27       7,266         $12.30
  ===================================================================================================

The following table summarizes information about fixed stock options outstanding at January 31, 2000:


                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                     -----------------------------------------------------------------------------------------
                                      WEIGHTED-AVERAGE       WEIGHTED-                          WEIGHTED-
 RANGE OF EXERCISE       NUMBER           REMAINING            AVERAGE           NUMBER           AVERAGE
      PRICES          OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
                     (In thousands)      (In years)                          (In thousands)
--------------------------------------------------------------------------------------------------------------
      $.07 -  $4.69         1,133              4.0               $2.42          1,133              $2.42
     $5.45 -  $9.88           569              5.2               $7.66            557              $7.65
    $10.20 - $14.99         2,017              8.1              $13.31            514             $12.22
    $15.00 - $19.75         1,832              9.5              $16.21             16             $16.19
    $20.46 - $24.96         1,472              7.7              $22.30            671             $22.35
    $25.00 - $29.58         2,632              7.1              $26.56          1,217             $26.44
    $30.00 - $34.81           382              9.7              $32.15             23             $30.74
    $36.13 - $39.19            29              9.9              $37.15              -                  -
    $40.69 - $42.88             8              9.9              $41.81              -                  -
--------------------------------------------------------------------------------------------------------------
      $.07 - $42.88        10,074              7.5              $17.88          4,131             $14.87
==============================================================================================================

In March 1993, Wind River adopted the Employee Stock Purchase Plan (the "Purchase Plan"). In April 1999, the Board amended the Purchase Plan to increase the aggregate shares from 1,350,000 to 1,500,000 shares of Common Stock, which are authorized for issuance under the Purchase Plan. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock, determined by the closing price on the Nasdaq National Market, at the commencement date or the ending date of each six month offering period.

Shares issued under the Purchase Plan in fiscal 2000, 1999, and 1998 were 226,000, 121,000, and 96,000 shares of Common Stock, respectively, at an average price of $27.20, $20.28, and $19.43, respectively. At January 31, 2000, 278,456 shares of Common Stock were available for future purchase.

PRO FORMA DISCLOSURES

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2000, 1999 and 1998:

                                                              YEARS ENDED JANUARY 31,
                                                   2000              1999             1998
---------------------------------------------------------------------------------------------------------------------------
Risk free interest rates                           5.70              5.30%            6.04%
Expected volatility                                 54%               48%              54%
Expected option life                             6.5 years         6.5 years         6.3 years
Expected dividends                                   -                 -                -
---------------------------------------------------------------------------------------------------------------------------

Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River's net income and net income per share would have been as follows:


(In thousands except                            YEARS ENDED JANUARY 31,
per share amounts)                   2000                 1999                1998
---------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                      $22,471               $25,623              $ 4,326
  Pro Forma                        $(8,876)              $ 3,275              $(6,850)

Net income per share:
  Basic:
     As reported                   $  0.54               $  0.64              $  0.11
     Pro Forma                     $ (0.21)              $  0.08              $ (0.18)
  Diluted:
---------------------------------------------------------------------------------------------------------------------------
     As reported                   $  0.50               $  0.58              $  0.10
---------------------------------------------------------------------------------------------------------------------------
     Pro Forma                     $ (0.21)              $  0.07              $ (0.18)

The pro forma amounts include compensation expense related to fiscal 2000, 1999 and 1998 stock option grants and sales of Common Stock under the Purchase Plan only. The effects of applying SFAS 123 on pro forma disclosures of net income and net income per share for fiscal 2000, 1999, and 1998 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Wind River leases certain property consisting of subsidiary headquarters, customer training facilities, sales facilities and equipment under non-cancelable operating leases that expire at various dates through March 2004. Future minimum rental payments under non-cancelable operating leases subsequent to fiscal 2000 are as follows:


(In thousands)
---------------------------------------------------------------------------------------------------------------------------
Year ending January 31,
         2001            2,665
         2002            1,812
         2003              699
         2004              632
         2005              516
         Thereafter          0
---------------------------------------------------------------------------------------------------------------------------
                        $6,324
===========================================================================================================================

Rental expense for fiscal 2000, 1999 and 1998 was $4.9 million, $3.1 million and $2.5 million, respectively.

In fiscal 1998, Wind River entered into an operating lease for its new headquarters facility constructed on the land Wind River purchased in Alameda, California. Construction of the buildings was completed in the first quarter of fiscal year 2000. The lease was finalized in August 1999 and the lessor has funded a total of $32.4 million of construction costs. The operating lease payments began in August 1999 and will vary based on the total construction costs of the property, including capitalized interest, and LIBOR.

In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarter facility. As of January 31, 2000, the lessor has funded a total of $4.0 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the building is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and LIBOR.

In connection with the lease of Wind River's current headquarters, Wind River is obligated to enter into a lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. As of January 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

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

All products in Japan are sold through WRSKK's three master distributors. Revenues derived from master distributor transactions in Japan amounted to $26.4 million, $17.0 million, and $8.5 million in fiscal 2000, 1999 and 1998, respectively. The percentage of Japan revenues from Innotech in fiscal year 2000, 1999 and 1998 was 30%, 53% and 32%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 2000, 1999 and 1998 was 27%, 34% and 52%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 2000, 1999 and 1998 was 9%, 13% and 16%, respectively. Advances from the joint venture partners were approximately $1.5 million and $310,000 million at January 31, 2000 and 1999, respectively.

NOTE 14: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective beginning fiscal year 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

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


(In thousands)                                REVENUES            ASSETS
----------------------------------------------------------------------------
Fiscal year ended January 31, 2000
   North America                            $    113,799       $    355,751
   Japan                                          26,411             25,596
   Other International                            30,900             41,863
----------------------------------------------------------------------------
   Consolidated                             $    171,110       $    423,210
----------------------------------------------------------------------------
Fiscal year ended January 31, 1999
   North America                            $     90,289       $    298,739
   Japan                                          17,018             12,043
   Other International                            24,595             18,931
----------------------------------------------------------------------------
   Consolidated                             $    131,902       $    329,713
----------------------------------------------------------------------------
Fiscal year ended January 31, 1998
   North America                            $     66,845       $    270,003
   Japan                                           8,504              7,196
   Other International                            18,421             13,642
----------------------------------------------------------------------------
   Consolidated                             $     93,770       $    290,841
----------------------------------------------------------------------------

Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

NOTE 15: SECURED PROMISSORY NOTE WITH A STOCKHOLDER

On September 7, 1999, the Company's Chief Executive Officer signed a secured promissory note to borrow up to $2.4 million from the Company to purchase shares of common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. As of January 31, 2000, Mr. St. Dennis had borrowed $1.9 million against the note. This loan is full recourse and is secured by certain personal assets owned by the CEO. The loan amount as of January 31, 2000 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

NOTE 16: SPECIAL CHARGES

During the fiscal year ended January 31, 2000, Wind River incurred approximately $1.2 million associated with the retirement package of its former chief executive officer, who relinquished his responsibilities as president and chief executive officer as of June 24, 1999. Subsequent to that, Wind River incurred approximately $1.3 million in connection with the hiring of its new chief executive officer. Furthermore, in connection with the acquisition of RouterWare and planned merger with ISI, Wind River incurred approximately $930,000 in merger related and $205,000 integration related expenses, respectively, consisting primarily of transaction fees. All of these charges are included in general and administrative expenses.

NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)

On February 15, 2000, Wind River completed its acquisition of ISI in a stock-for-stock transaction. As a result, ISI became a wholly owned subsidiary of Wind River. In connection with the acquisition, each outstanding share of ISI common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of ISI common stock, and all options to purchase shares of ISI common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase shares of Wind River common stock. The acquisition is being accounted for as a pooling of interests. ISI provides solutions for embedded software development that consist of real-time operating systems and software components for embedded microprocessors; tools for designing, developing and optimizing embedded applications; networking products for device connectivity and management; and engineering design services for accelerated co-sourced product development.

On March 31, 2000, Wind River completed its acquisition of EST, a worldwide provider of integrated hardware and software tools for programming, testing and debugging embedded systems. In connection with the acquisition, Wind River issued an aggregate of 5,474,792 shares of its common stock and reserved an additional 1,122,855 shares for issuance upon exercise of outstanding employee stock options in exchange for all outstanding shares of EST common stock, including shares issuable upon exercise of employee stock options. The acquisition was accounted for as a purchase method of accounting. Based on Wind River's average shares price at the time the merger was announced, the transaction was valued at approximately $327.1 million.

Presented below are condensed combined financial statements as of and for the year ended January 31, 2000:

Pro Forma Condensed Combined Statement of Operations



Year Ended January 31, 2000                                      PRO FORMA                                PRO FORMA
(in 000s)                          WIND RIVER         ISI       ADJUSTMENTS       COMBINED      EST      ADJUSTMENTS      COMBINED
----------------------------------------------------------------------------------------------------------------------------------
Revenue                             $171,110      $145,845        $(901)         $316,054     $28,451    $   (578)        $343,927
Net Income                          $ 22,471      $(11,645)       $(463)         $ 10,363     $(2,977)   $(83,770)        $(76,384)
----------------------------------------------------------------------------------------------------------------------------------
Net Income per share:
  basic                             $   0.54      $  (0.50)                      $   0.16     $ (0.25)                    $ (1.12)
----------------------------------------------------------------------------------------------------------------------------------
  dilutive                          $   0.50      $  (0.50)                      $   0.15     $ (0.25)                    $ (1.12)
----------------------------------------------------------------------------------------------------------------------------------

PART III


ITEM 10.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to the registrant's executive officers is included in Item 4A of this 10-K. The information required by the item relating to the registrant's directors is incorporated by reference from Wind River's proxy statement related to the annual stockholders' meeting to be held on July 26, 2000, to be filed by Wind River with the Securities and Exchange Commission ("Proxy Statement").

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

PART IV


ITEM 14.

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements and Schedules

        Schedules - See Index to Consolidated Financial Statements at Item 8 of this report.

        All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

    2.  Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER          EXHIBIT TITLE
-------------------------------------------------------------------------------------------------------------------------------
 3.1    (xi)    Certificate of Incorporation of Wind River, as amended to date.

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

10.19   (vii)   Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.

10.13*  (viii)  Executive Officers' Change of Control Incentive and Severance
                Benefit Plan dated as of November 16, 1995.

10.20*  (viii)  Form of Performance Option under the Amended and Restated
                Wind River Systems, Inc. 1987 Equity Incentive Plan.

10.21   (xvii)  1998 Non-Officer Stock Option Plan as amended.

10.22*  (xviii) 1998 Equity Incentive Plan as amended.

10.23*  (x)     Form of Stock Option Agreement under the 1998 Equity Incentive Plan.

10.24   (xii)   Retirement and Consulting Agreement between the Registrant and Ronald A. Abelmann, dated as of July 29, 1999.

10.25   (xiii)  Executive Employment Agreement between the Company and Thomas
                St. Dennis, dated as of September 7, 1999.

10.26   (xiii)  Secured Promissory Note, dated as of September 7, 1999 between the Company and Thomas St. Dennis.



10.27   (xiii)  Investment Propriety Security Agreement by Thomas St. Dennis
                in favor of the Company.

10.28   (xiii)  Non-Statutory Stock Option Agreement between the Company and
                Marla A. Stark.

10.29   (xiv)   Agreement and Plan of Merger and Reorganization dated as of
                October 21, 1999, among Wind River Systems, Inc., University
                Acquisition Corp. and Integrated Systems, Inc.

10.30   (xiv)   Stock Option Agreement dated as of October 21, 1999 between
                Wind River Systems, Inc. and Integrated Systems, Inc.

10.31   (xiv)   Form of Voting Agreement between Wind River Systems. Inc. and certain shareholders of Integrated Systems, Inc.

10.32   (xiv)   Form of Voting Agreement between Integrated Systems, Inc. and certain stockholders of Wind River Systems, Inc.

10.33   (xv)    Stockholder Rights Plan

10.34   (xvi)   Lease Agreement between Deutsche Bank AG, and Wind River
                Systems, Inc., dated as of November 30, 1999.

21              Subsidiaries of Registrant.

23              Consent of Independent Accountants.

27.1            Financial Data Schedule.
-------------------------------------------------------------------------------------------------------------------------------

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

        (xii)   Filed as an exhibit to Form 10-Q for the quarter ended July
                31, 1999 and incorporated herein by reference.

        (xiii)  Filed as an exhibit to Form 10-Q for the quarter ended
                October 31, 1999 and incorporated herein by reference.

        (xiv)   Incorporated by reference to the Company's Registration
                Statement on Form S-4 filed November 23, 1999 (No. 333-91545).

        (xv)    Incorporated by reference to the Company's Form 8-K, dated
                November 4, 1999.

        (xvi) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 2000.

       (xvii)*  Filed as an exhibit to the Company's Registration Statement on Form S-8 dated April 14, 2000 (No. 33-34874).

      (xviii)   Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 27, 2000 (No. 33-33348).

        * Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b) (10) of Regulations S-K.


(b) Reports on Form 8-K

            The Company has filed no report on Form 8-K during the fourth quarter of fiscal 2000.

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

Wind River Systems, E.C., S.A.R.L, a French corporation.
Wind River Systems GmbH, a German corporation.
Wind River Systems UK, Ltd., a United Kingdom corporation.
Wind River Systems Scotland Ltd., a Scottish corporation
Wind River Systems Italia, S.r.l., a Italian corporation.
Wind River Systems K.K., a Japanese corporation, a majority (70%)-owned subsidiary.
Wind River Systems International, Inc., a U.S. corporation.
Zinc Software, Incorporated, a Utah corporation.
RouterWare, Incorporated, a California corporation
Integrated Systems, Inc., a California corporation
Embedd Support Tools Corp., a Massachusetts Corporation

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-34874, 333-33348, 333-86367, 333-82109,
33-63796, 33-59146, 333-06921, 333-66245 and 333-61053) and the Prospectuses
constituting part of Form S-3 (Nos. 333-59311 and 333-38987) of Wind River Systems, Inc. of our report dated March 2, 2000, relating to the consolidated financial statements and financial statement schedule, which appear in this 10-K.

PRICEWATERHOUSECOOPERS LLP
San Jose, California

April 28, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Wind River Systems, Inc.



Dated: April 28, 2000                           /S/ RICHARD W. KRABER
                                                ---------------------
                                                Richard W. Kraber

                                                Vice President of Finance and
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on April 28, 2000.

NAME                                          TITLE


/S/ JERRY L. FIDDLER                          Chairman of the Board
----------------------------------
Jerry L. Fiddler



/S/ THOMAS ST. DENNIS                         President, Chief Executive Officer
----------------------------------            and Director
Thomas St. Dennis                             (principal executive officer)


/S/ RICHARD W. KRABER                         Vice President of Finance, Chief Financial
----------------------------------            Officer and Secretary
Richard W. Kraber                             (principal financial and accounting officer)


/S/ RONALD A. ABELMANN                        Director
----------------------------------
Ronald A. Abelmann


/S/ JOHN C. BOLGER                            Director
----------------------------------
John C. Bolger


/S/ WILLIAM B. ELMORE                         Director
----------------------------------
William B. Elmore


/S/ NAREN K. GUPTA                            Director
----------------------------------
Naren K. Gupta



/S/ GRANT INMAN                               Director
----------------------------------
Grant Inman

/S/ DAVID B. PRATT                            Director
----------------------------------
David B. Pratt

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT     ADDITIONS                   BALANCE
                                    BEGINNING OF    CHARGED TO                  END OF
(In thousands)                        THE YEAR      EXPENSES(1)   WRITE-OFFS   THE YEAR
---------------------------------------------------------------------------------------
Year ended January 31, 2000:
  Allowance for doubtful accounts     $  752          $ 640         $ (287)     $1,105
  Allowance for sales returns            798            502             -        1,300
---------------------------------------------------------------------------------------
                                      $1,550         $1,142          $(287)     $2,405
---------------------------------------------------------------------------------------
Year ended January 31, 1999:
  Allowance for doubtful accounts     $  800           $  -          $ (48)     $  752
  Allowance for sales returns            660            288           (150)        798
---------------------------------------------------------------------------------------
                                      $1,460           $288          $(198)     $1,550
---------------------------------------------------------------------------------------

Year ended January 31, 1998:
  Allowance for doubtful accounts     $  589           $223          $ (12)     $  800
  Allowance for sales returns            615            114            (69)        660
---------------------------------------------------------------------------------------
                                      $1,204           $337         $  (81)     $1,460
---------------------------------------------------------------------------------------

(1) Additions resulting from increase in allowance for sales returns were offset against revenue.