Form 10-K/A
period 2000-01-31
WIND RIVER SYSTEMS INC
filed 2000-05-26
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                  AMENDMENT NO. 1

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $2,149,951,000. Number of shares of Common Stock outstanding as of March 31, 2000: 70,692,511.

                    DOCUMENTS INCORPORATED BY REFERENCE:
Part III - Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on July 26, 2000, are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Business                                                                                           1

Item 2.   Properties                                                                                        16

Item 3    Legal Proceedings                                                                                 16

Item 4.   Submission of Matters to a Vote of Security Holders                                               16

Item 4A.  Executive Officers of the Registrant                                                              17

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                             19

Item 6.   Selected Consolidated Financial Data                                                              20

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations             20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                        32

Item 8.   Financial Statements and Supplementary Data                                                       33

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              34

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                                53

Item 11.  Executive Compensation                                                                            53

Item 12.  Security Ownership of Certain Beneficial Owners and Management                                    53

Item 13.  Certain Relationships and Related Transactions                                                    53

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  54

          Signature                                                                                         56

Schedule II Valuations and Qualifying Accounts                                                              58


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

ITEM 1.

BUSINESS

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River flagship products, the Tornado-Registered Tradmark- II development platform and the VxWorks -Registered Tradmark- real-time operating system, enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

     Wind River markets its products and services in North America and Europe primarily through its own direct sales organization, which consists of salespersons and field engineers. Wind River has eighteen licensed international distributors principally to serve customers in regions not serviced by its direct sales force or its Japanese master distributors. Wind River's customers include Boeing Company, Cisco Systems, Inc., Ericsson Radio Systems AB, General Motors Corporation, Hewlett-Packard Company, Hitachi, Ltd., Hughes Aircraft Company, Lucent Technologies Inc., Intel Corporation, Lockheed-Martin Corporation, McDonnell Douglas Corporation, Mitsubishi Electric Corporation, Motorola, Inc., Liberate Technologies, Inc., Nippon Electric Corporation, Northern Telecom Ltd., Raytheon Company, Siemens AG, Sun Microsystems, Inc., and TRW Inc.

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

     On March 13, 2000, Wind River announced a definitive agreement to acquire AudeSi Technologies Inc., a privately held supplier of innovative embedded Java technology-based tools and other components for building flexible, multi-application consumer devices. Wind River will acquire AudeSi for approximately 1.075 million shares of Wind River common stock. The closing of the acquisition is subject to Canadian regulatory approvals. The merger agreement provides that Wind River will account for this transaction using the purchase accounting method.

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

BACKGROUND

     Embedded systems consist of a microprocessor and related software incorporated into a larger device, dedicated to performing a specific set of tasks. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and have decreased in price, embedded systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new products. In addition, emerging Embedded Internet-Registered Tradmark- applications for interactive entertainment, network computers, remote maintenance, and other areas may offer significant additional opportunities for embedded systems.

     To succeed in today's increasingly competitive markets, manufacturers using embedded computers must bring complex applications for embedded systems to market rapidly and economically. Developing real-time embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. In addition, the complexity of embedded software is increasing dramatically, while the time available for product development is decreasing. More sophisticated software is required to develop these more complex applications, frequently including a real-time operating system that provides developers far more features, higher performance and greater productivity than was necessary or feasible for programming prior generations of microprocessors. Wind River's flexible operating systems and powerful development tools allow customers to create and standardize complex real-time embedded software applications quickly and efficiently.

     As real-time embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time to market, conformance to standards, and product reliability have become critical issues for companies developing real-time embedded applications.

PRODUCTS AND SERVICES

     Wind River's operating systems and development tools allow customers to create complex real-time embedded software applications more quickly, more economically and with less risk than creating such applications using internally developed systems and tools. Wind River typically charges a one-time fee for a development license and a run-time license fee for each copy of its operating system embedded in the customer's product. In addition, for certain large customers, Wind River will charge an annual fee to use a development license and provide renewal options that reflect customers' future needs. A key component of Wind River's strategy is to increase revenue through run-time license fees. Any increase in the percentage of revenues attributable to run-time licenses will depend on the company's continued efforts to successfully negotiate run-time license agreements and on the successful commercialization by its customers of the underlying products. Core Wind River products consist of the Tornado development environment and VxWorks real-time operating system.

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

     Tornado core development and debugging tools include an integrated simulator (VxSim-Lite-TM-), WindView-TM- for the integrated simulator, project facility and configuration tools, an integrated, high-performance debugger, C and C++ cross-compilers, a launcher, the interactive WindSh-TM-user-interface shell, a browser that is a graphical companion to the shell, and the WindNavigator-Registered Tradmark- multilanguage browsing tool for evaluating source code. Optional Tornado tools address a particular aspect of application development for C, C++, and Java developers. Tornado also offers a completely open and extensible environment that facilitates the integration of a wide variety of third-party tools as well as the customization of Tornado tools by the developer. Wind River believes that this open environment may make Tornado the development foundation of choice for embedded and real-time applications.

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

     For communication between the development platform and the embedded target, Tornado provides a variety of options, including Ethernet, serial line, in-circuit emulator, ROM emulator, or custom backend. Tornado eliminates many of the dependencies of a traditional cross-development environment. With Tornado, developers can use any host-target communications option and the capabilities of the toolset remain the same regardless of target processor resources.

TORNADO FOR INTELLIGENT I/O

     A consortium of leading enterprise computing vendors has proposed an architecture, known as I(2)O, to define and promote an open, standard set of interface specifications for high-performance I/O subsystems. These specifications will be used to simplify the task of building and maintaining those subsystems for interface cards and PC server platforms. The I(2)O specification makes it possible for systems to distribute I/O functions across multiple processors, dramatically improving I/O and overall system performance. Additionally, the specification allows vendors of network and peripheral interface cards to write a single device driver that will be compatible with a comprehensive range of operating systems, OS releases, and vendor OS implementations. Wind River has entered into agreements with Intel Corporation under which Intel will bundle Wind River's IxWorks-Registered Tradmark-operating system into their input/output processors ("IOPs"). IxWorks, Wind River's I(2)O real-time operating system ("IRTOS") based on VxWorks, is a component of Wind River's Tornado for Intelligent I/O products and facilitates the development of I(2)O-capable products by ensuring ongoing I(2)O compliance. It also permits companies to get their products to market faster by offering immediate availability of the IRTOS, the most significant software building block of an I(2)O-ready system. A license for IxWorks may be included with IOPs shipped. This arrangement permits manufacturers to develop their products quickly, since IxWorks is available immediately. Wind River believes that its relationships with Intel and LSI Logic for the implementation of the I(2)O specification may open up a new market opportunity for its products.

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

OPERATING SYSTEM AND RUN-TIME PRODUCTS

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

     VxDCOM. VxDCOM-TM- implements the DCOM standard -- scaled for embedded applications -- on the Tornado II development platform.

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

OPTIONAL TORNADO DEVELOPMENT TOOLS

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

     STETHOSCOPE. StethoScope is a real-time data visualization, profiling and debugging tool that lets the end user examine and analyze an embedded application while it is running. StethoScope features a multiwindow environment that allows program variables to be plotted dynamically on a workstation.

     TURBOJ. Wind River's TurboJ ahead-of-time compiler dramatically speeds up the execution of Java applications on embedded devices.

     VISUAL SLICKEDIT - TORNADO EDITION. Visual SlickEdit - Tornado Edition provides extensive software edit-ing features that help developers improve their productivity.

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

     WINDVIEW. WindView is a diagnostic and analysis tool that provides detailed visibility into the dynamic operation of an embedded system. With WindView, the user can quickly and easily visualize the complicated interaction among tasks and interrupt service routines and system objects in an application. This information is presented through a GUI.

EMBEDDED INTERNET AND USER INTERFACE TECHNOLOGIES

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

     PERSONAL JWORKS. Personal JWorks-TM- is the first RTOS port of Sun Microsystems' PersonalJava -- a Java application environment targeted at personal consumer devices -- to be certified for full compatibility. Personal JWorks is also bundled into a product suite which integrates Java technology-based components with Wind River's Personal JWorks. Components include a full deployment and execution environment, an optimized GUI tool kit, a complete application operating environment, and out-of-box solutions for building Internet appliances.

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

NETWORKING PRODUCTS

     TORNADO FOR MANAGED SWITCHES. Tornado for Managed Switches provides a software solution for building management capabilities into layer 2 and layer 3 Ethernet switches.

     WINDNET. The WindNet-TM- networking environment comprises Wind River core technology such as TCP/IP, optional products such as SNMP, STREAMS, and OSPF, and numerous integrated products from third-party partners that provide various communications protocols and network management and distributed computing solutions.

     ROUTERWARE PRODUCTS. Wind River's RouterWare-Registered Trademark- product line provides standard ANSI C source code for a wide range of internetworking protocol stacks.

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

     PRISM+. pRISM+-TM- is a software development environment optimized for embedded systems development with the pSOSystem-Registered Trademark- real-time operating system. Tools within pRISM+ cover each aspect of embedded application development: team development across mixed UNIX and PC platforms, software configuration management interfaces, source code comprehension tools for effective reuse of legacy code, highly optimized compilers and debuggers, and real-time systems analysis tools. pRISM+ speeds time to market by providing network development teams a comprehensive set of pSOSystem-integrated protocol products for the majority of embedded networking needs: bringing up target hardware platforms, developing real-time application software, and implementing networking support for embedded devices. pRISM+ supports Microsoft Windows NT, Windows 95, UNIX Solaris, and Hewlett-Packard (HP) host platforms and a wide variety of 32-bit target microprocessors.

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

     DIAB COMPILERS. Diab-TM- high-performance compiling solutions for 32-bit embedded microprocessors include Diab C/C++ compiler suites, which are available for the most demanding embedded applications. The Diab FastJ-Registered Trademark- cross compiler enables developers to use the Java language in a manner similar to C/C++ while offering the performance and code size required for both high performance and deeply embedded applications. Drawing on information generated by the compiler suites, the Diab RTA Suite provides visual run-time analysis tools for enhancing program performance, reliability, and memory usage in embedded applications, enabling developers to create faster, higher quality code in less time.

     SINGLESTEP DEBUGGERS. The SingleStep-TM- hardware and software debugging solution provides developers a mix of debugging and diagnostic capabilities, including real-time trace, advanced run control, high-speed code downloading, and C/C++ and Java source-level debugging.

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

     MATRIX(X). The MATRIX(X)-Registered Trademark- product family provides a complete solution for graphical design, simulation, automatic code and document generation, and testing of real-time dynamic systems. Using these tools, applications are developed, analyzed, validated, implemented, and documented by way of a single graphical representation. The product family features SystemBuild-TM- for graphical modeling and simulation; Xmath-Registered Trademark- for object-oriented mathematical analysis and visualization; AutoCode-Registered Trademark- for automatic C and Ada source code generation; DocumentIt-TM- for automatic document generation; and the RealSim-TM- AC-104 rapid prototyping computer.

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

     PROFESSIONAL SERVICES. Through its Professional Services organization, and through the acquisition of Integration Systems' Doctor Design-TM- professional services unit, Wind River offers consulting, design, integration, and maintenance services to assist customers in developing applications for embedded devices.

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

     Revenues from international sales represented $57.3 million, $41.6 million, and $26.9 million or approximately 33%, 32% and 29% of total revenue in fiscal 2000, 1999 and 1998, respectively. See Note 14 of Notes to Consolidated Financial Statements for a summary of operations by geographic region, and "Additional Risk Factors That May Affect Future Results of Operations." Prices for international customers are quoted in local currency and are based on U.S. dollar prices as adjusted to reflect the higher cost of doing business outside the United States. International customers are invoiced either in the local currency using current exchange rates, or U.S. dollars.

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

COMPETITION

The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including, Accelerated Technology, Inc., Mentor Graphics, Inc., Microsoft Corporation through its introduction of Windows CE, Microware Systems Corporation, QNX Software Systems, Ltd., Sun Microsystems, Inc. through its acquisition of Chorus, Motorola, Inc., and Symbian Inc, as well as a number of other vendors that address one or more segments of the system design process.

     Recently, a number of companies, including RedHat, Inc. and Lynx Real-Time Systems, Inc. have promoted Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty-free operating system. Because Linux is royalty free, Wind River may be forced to reduce the prices of run-time royalties, which could result in reduced profit margins.

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

     The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. We have from time to time experienced delays in the development of new products and the enhancement of existing products, including, most recently, a delay in the development of our new product "Tornado for Managed Switches." Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer. From time to time, we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. We cannot provide assurance that announcements of currently planned or other new products by Wind River or others will not cause customers to defer purchasing existing Wind River products. Any failure to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, would have a material adverse effect on our business, financial condition and results of operations. See "Additional Risk Factors That May Affect Future Results of Operations."

     Wind River is continuously engaged in product development for new or changing markets. In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of I2O, a specification that is intended to create an open standard set of interface specifications for high performance I/O systems. The specification is intended to be used by system, network and peripheral interface card and operating systems vendors to simplify the task of building and maintaining high-performance I/O subsystems. Wind River also has developed IxWorks, a real-time operating system for use in conjunction with the I2O specification. The success of the I2O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. We have also expended, and continue to expend, substantial time and financial resources to develop embedded operating software and development tools for Internet applications. The commercial Internet market is rapidly changing and is characterized by an increasing number of new entrants with competitive products. Moreover, there is an increasing number of new Internet protocols to which our products must be ported. It is unclear which of these competing protocols ultimately will achieve market acceptance. If the protocols upon which our Internet products are based ultimately fail to be widely adopted, Wind River's business, financial condition and results of operations may be materially and adversely affected. It is difficult to predict with any assurance whether demand for any of these products will develop or increase in the future. If these markets, or any other new market targeted by Wind River in the future, fail to develop, develop more slowly than anticipated or become saturated with competitors, if our products are not developed in a timely manner, or if Wind River's products and services do not achieve or sustain market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

     Like all software products, Wind River's products may contain undetected errors that could cause loss or delay in market acceptance or cause failures in the products containing the embedded systems. Damages and injury from such failures could result in product liability claims against Wind

River. See "Additional Risk Factors That May Affect Future Results of Operations--Defects in Our Products Could Adversely Affect Our Operating Results and Expose Us to Significant Product Liability Claims."

PROPRIETARY RIGHTS

Wind River's success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of copyright, trade secret, patent and trademark laws, nondisclosure and other contractual restrictions on copying, distribution and technical measures. Wind River seeks to protect our software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, Wind River has seven registered U.S. patents. We can not provide assurance that the claims allowed will be of sufficient scope or strength (or be upheld in all countries where our products can be sold) to provide meaningful protection or any commercial advantage. As a part of ours confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information. End user licenses of our software are frequently in the form of shrink wrap license agreements, which are not signed by licensees, and therefore may be unenforceable under the laws of many jurisdictions. Despite Wind River's efforts to protect our proprietary rights, it may be possible for unauthorized third parties to copy our products or to reverse engineer or obtain and use information that we regard as proprietary. Our competitors could independently develop technologies that are substantially equivalent or superior to our technologies. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which software piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. The status of U.S. patent protection in the software industry is not well defined and is likely to evolve as the U.S. Patent and Trademark Office grants additional patents. Patents have been granted on fundamental technologies in software, and patents may issue in the future that relate to fundamental technologies incorporated into our products.

     As the number of patents, copyrights, trademarks, trade secrets and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Wind River has received in the past and may receive in the future letters from third parties asserting infringement claims. Any such claims, whether with or without merit, could result in costly litigation, cause product shipment delays or require Wind River to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Wind River, or at all, which could have a material adverse effect on ours business, financial condition and results of operations. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in our favor, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks.

MANUFACTURING AND BACKLOG

Wind River's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Limited manufacturing is currently performed in our Alameda, California, facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials. Wind River does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. Wind River's order fulfillment process is intended to efficiently manage the flow of products to customers, often resulting in a number of weeks of backlog. At January 31, 2000, and 1999, backlog was approximately 8 to 11 weeks and 9 to 12 weeks of sales. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES

Wind River had, at January 31, 2000, 818 employees, including 436 in sales, marketing and support activities, 265 in product development and engineering and 117 in management, operations, finance and administration. Of these employees, 619 were located in North America and 199 were located outside of North America. No employees of Wind River are represented by a labor union or are subject to a collective bargaining agreement. Wind River has never experienced a work stoppage. See "Additional Risk Factors That May Affect Future Results of Operations."

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

     WE FACE INTENSE COMPETITION, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS OR CAUSE US TO REDUCE THEIR PRICES.

     The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including:

-    Accelerated Technology, Inc.

-    Mentor Graphics, Inc.

-    Microsoft Corporation

-    Microware Systems Corporation

-    Motorola, Inc.

-    QNX Software Systems, Ltd.

-    Sun Microsystems, Inc.; and

-    Symbian Inc.

     Recently, a number of companies, including RedHat, Inc. and Lynx Real-Time Systems, Inc. have promoted Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty-free operating system. Because Linux is royalty free, Wind River may be forced to reduce the prices of run time royalties, which could result in reduced profit margins.

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

     In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of I 2 O, a new specification that is intended to create an open standard set of interface specifications for high-performance input/output (I/O) systems. In parallel with this effort, we have developed IxWorks, a real-time operating system for use in conjunction with the I 2 O specification. The success of the I 2 O specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. We have also spent, and continue to spend, substantial time and financial resources, through two new business units, to develop software solutions for Internet appliances and Internet infrastructure, including Tornado for Managed Switches. These products must be ported to an increasing number of Internet protocols and semiconductor architectures designed specifically for the Internet. If the protocols and semiconductors upon which our Internet products are based ultimately fail to be widely adopted, our products based on those protocols and architectures will fail to achieve market acceptance. If our products fail to achieve market acceptance or if their targeted markets fail to develop, our revenues will decline.

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

     OUR INTERNATIONAL BUSINESS DEPENDS ON THE EFFORTS OF THIRD-PARTY DISTRIBUTORS OUTSIDE OUR CONTROL.

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

     THIRD-PARTY CLAIMS OF PATENT INFRINGEMENT COULD RESULT IN SUBSTANTIAL
COSTS.

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

ITEM 2.

PROPERTIES

During the fourth quarter in fiscal 1999, Wind River relocated its principal administrative, sales, marketing, product development and engineering facilities to a new headquarters facility consisting of two buildings in Alameda, California. The new facility provides approximately 148,000 square feet of space. Lease payments for the new facility began in August 1999. In March 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for the new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease to a fixed rate of 5.9%. In addition, Wind River has entered into a second lease agreement for the construction of two additional buildings. The new buildings will provide approximately 125,000 square feet of space and are scheduled to be completed by January 2001. Wind River leases a customer training facility in Alameda, California, which provides approximately 11,300 square feet of office space as well as a 3,300 square foot facility in the Washington D.C. area. In addition, Wind River leases two research and development offices in Dallas, Texas, and Newport, California. Wind River also leases other domestic sales offices in the United States and international sales and/or service facilities in Canada, France, Germany, Israel, Italy, Japan, Korea, Scotland, Singapore, Sweden, Taiwan and the United Kingdom.

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

     Mr. St. Dennis joined Wind River in September 1999 as chief executive officer. From July 1992 to September 1999, Mr. St. Dennis was at Applied Materials, Inc., a supplier of semiconductor processing equipment, where he last served as group vice president and president of the Planarization and Dielectric Deposition Product business group. From 1987 to 1992, Mr. St. Dennis was vice president of technology at the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry. From 1983 to 1987 he served as vice president of sales and marketing at Semiconductor Systems, Inc., a manufacturer of photo-processing tools for the semiconductor industry. Mr. St. Dennis has an M.S. and a B.S. in physics from the University of California at Los Angeles.

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

     Ms. Stark joined Wind River in September 1999 as vice president of intellectual property and legal affairs. From 1995 to 1999, she served as the managing director of intellectual property litigation at Applied Materials. Prior to then, Ms. Stark was an attorney at Wilson Sonsini Goodrich & Rosati, and Brown & Bain, law firms that specialize in the high tech-nology business sector. Ms. Stark holds a B.A. from Stanford University and a J.D. from the University of California, Hastings School of Law.

     Mr. Fogelin joined Wind River in May 1987 and currently serves as vice president and co-general manager of the Wind River Platforms business unit. He has held a number of positions at Wind River, including chief technologist, director of application environments, vice president of core technology, vice president of technology, and vice president of platform engineering.

     Dr. Stepner has served as vice president and co-general manager of the Wind River Platforms business unit since February 2000. From December 1993 until February 2000 Dr. Stepner was vice president, research and development for Integrated Systems. From April 1984 to March 1993 he served as founder, president and chief executive officer of Greyhawk Systems, Inc., a manufacturer of high-resolution liquid crystal displays. In March 1993 Greyhawk Systems, Inc. was sold to AmPro Corporation. Dr. Stepner served as executive vice president of AmPro Corporation and general manger of the AmPro/Greyhawk division from March 1993 to December 1993. Dr. Stepner holds a B.S. in general engineering from Brown University and an M.S. and a Ph.D., both in electrical engineering, from Stanford University.

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

Mr. Dawson has served as vice president of the Wind River Hardware Software Integration business unit since April 2000. In January 1989, Mr. Dawson founded Embedded Support Tools Corporation where he served as chairman of the board of directors, president and chief executive officer until the company's acquisition by Wind River in April 2000. Prior to 1989, Mr. Dawson served as principal engineer, software engineer, and project leader at various high technology companies, including EMC Co., Foxboro Co., and Taylor Instruments. Mr. Dawson holds a B.S. in electri-cal engineering from the University of Hull in England.

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Wind River's Common Stock is traded on the Nasdaq National Market under the symbol WIND. All share and per share amounts below have been adjusted to give effect to a three-for-two stock split by means of a stock dividend paid on February 4, 1999.

     The closing price of Wind River's common stock as reported by the Nasdaq National Market on March 31, 2000, was $36.25 per share. The prices per share in the following table sets forth the low and high prices on the Nasdaq National Market for the quarters indicated:

                                         LOW          HIGH
--------------------------------------------------------------
FISCAL 1999

First quarter ended April 30, 1998      $21.58       $28.08

Second quarter ended July 31, 1998       19.00        25.92

Third quarter ended October 31, 1998     18.67        34.42

Fourth quarter ended January 31, 1999    20.17        33.42

                                         LOW          HIGH
--------------------------------------------------------------
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

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the more detailed financial statements presented in Item 8 of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein and have been restated to reflect historical financial information of RouterWare.


                                                                            YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                       2000          1999          1998         1997          1996
-----------------------------------------------------------------------------------------------------------------------
Revenues                                              $171,110      $131,902       $93,770      $65,804       $44,000

Operating income                                        30,641(1)     36,610(2)      9,713(3)    16,372         8,130

Net income                                              22,471(1)     25,623(2)      4,326(3)    11,524         5,383

Net income per share:

Basic                                                      .54(1)        .64(2)        .11(3)       .33           .17

Diluted                                                    .50(1)        .58(2)        .10(3)       .28           .15

Working capital                                         90,271        58,134       152,277       58,336        27,701

Total assets                                           423,210       329,713       290,841      132,111        45,480

Convertible subordinated notes and long-term debt      140,000       140,000       140,000            -             -

Stockholders' equity                                   202,705       151,892       114,892      112,199        32,813
-----------------------------------------------------------------------------------------------------------------------



(1) Operating income, net income, and net income per share include the effect of charges of $1.8 million related to the implementation of an enterprise resource planning system, $205,000 in connection with the integration of Integrated Systems, Inc., $816,000 of amortization of goodwill, $802,000 incurred with hiring Xact employees and the write-offs of an investment in and distribution agreement with Xact, $1.2 million incurred for the retirement package of the chief executive officer, $929,000 for the transaction costs associated with the acquisition of RouterWare, Inc, and $1.3 million in connection with hiring our new chief executive officer. Net income before these charges was $27.2 million.

(2) Operating income, net income, and net income per share include the effect of amortization of goodwill of $780,000. Net income before this charge was $26.1 million.

(3) Operating income, net income, and net income per share include the charge of $15.2 million which resulted from the acquisition of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd. during the fiscal year ended January 31, 1998. Net income before this charge was $17.7 million.


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

     On June 30, 1999, Wind River acquired RouterWare, Incorporated, a California corporation that develops and markets a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. Pursuant to the merger agreement, Wind River issued 730,923 shares of its common stock in exchange for all of the outstanding shares of RouterWare common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock assumed in the merger. Wind River recorded this transaction using the pooling of interests accounting method, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

     On February 15, 2000, Wind River acquired Integrated Systems, an embedded operating systems and development tool software developer, in a transaction accounted for as a pooling of interests. In the acquisition, each outstanding share of Integrated common stock was exchanged for .92 shares of Wind River, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River Systems common stock for all outstanding shares of Integrated Systems common stock. Additionally, approximately 4,493,000 Integrated Systems stock options became options to purchase approximately 4,133,000 shares of Wind River stock. In connection with the merger of Integrated Systems, Wind River had incurred approximately $2.2 million in deferred merger related costs as of January 31, 2000. These costs are to be charged in the period the acquisition was completed. For additional details on the consummation of the merger, see "Notes to Consolidated Financial Statements -- Subsequent Events."

     On March 13, 2000, Wind River announced a definitive agreement to acquire AudeSi, a privately held company that supplies innovative embedded Java based tools and other components for building flexible, multiapplication consumer devices. Wind River will acquire AudeSi in exchange for an aggregate of 1.075 million shares of Wind River common stock. Consummation of the acquisition is subject to Canadian regulatory approvals. Upon completion of the acquisition, certain AudeSi staff members will become part of Wind River's Consumer business unit and remain located in Calgary, Alberta, Canada.

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



                                                                                YEARS ENDED JANUARY 31,
IN THOUSANDS                                                      2000                   1999                    1998
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Products                                                 $125,529        73%     $ 98,844        75%     $ 68,380        73%
  Services                                                   45,581        27        33,058        25        25,390        27
--------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                          171,110       100       131,902       100        93,770       100
--------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:
  Products                                                   11,124         7         8,224         6         6,349         7
  Services                                                   20,508        12        12,999        10         9,633        10
--------------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues                                   31,632        19        21,223        16        15,982        17
--------------------------------------------------------------------------------------------------------------------------------
      Gross profit                                          139,478        81       110,679        84        77,788        83
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Selling and marketing                                      60,962        36        45,968        35        33,226        35
  Product development and engineering                        29,659        17        19,147        15        12,898        14
  General and administrative                                 15,964         9         8,174         6         6,792         7
  Acquisition related and other                               1,436         1             -         0        15,159        16
  Amortization of goodwill & purchased intangibles              816         -           780         1             -         0
--------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                108,837        63        74,069        57        68,075        73
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                       30,641        18        36,610        28         9,713        10
Other income, net                                             5,939         3         4,801         4         3,442         4
--------------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                     36,580        21        41,411        31        13,155        14
Provision for income taxes                                   14,109         8        15,788        12         8,829         9
--------------------------------------------------------------------------------------------------------------------------------
    Net income                                             $ 22,471(1)     13%     $ 25,623(2)     19%     $ 4,326(3)       5%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



(1) Net income after charges of $1.8 million related to the implementation of an enterprise resource planning system, $205,000 in connection with the integration of Integrated Systems, Inc., $816,000 of amortization of goodwill, $802,000 incurred with hiring Xact employees and the write-offs of an investment in and distribution agreement with Xact, $1.2 million incurred for the retirement package of the chief executive officer, $929,000 for the transaction costs associated with the acquisition of RouterWare, Inc, and $1.3 million in connection with hiring our new chief executive officer. Net income before these charges was $27.2 million.

(2) Net income after amortization of goodwill of $780,000. Net income before this charge was $26.1 million.

(3) Net income after charges of $15.2 million resulting from the acquisition of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd. Net income before this charge was $17.7 million.

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

     Deferred revenue results primarily from customer prepayments under software maintenance, which are recognized ratably over the life of the agreements, certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed.

     Revenues from international sales were $57.3 million for fiscal 2000 compared to $41.6 million for fiscal 1999. International revenues accounted for 33% and 32% of total revenues for the fiscal years ended January 31, 2000 and 1999, respectively. Revenues from European sources increased 23% from fiscal 1999 to 2000 while revenues from Japan increased 55% over the same period. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Revenues derived from indirect sales channels worldwide represented 22% and 26% of total revenues in fiscal 2000 and 1999, respectively. Significant portions of these indirect revenues are attributable to revenues from WRSKK, a Japanese subsidiary in which we own 70% and three distributors own 10% each. Wind River sells products to WRSKK at discounts that approximate those offered to other independent distributors of Wind River's products. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations to date. Wind River enters into forward contracts to hedge the short-term impact of foreign currency fluctuations. Revenues from Asia Pacific sources including Japan represented 47% of international revenues for both fiscal 2000 and 1999. See "Business -- Additional Risk Factors That May Affect Future Results of Operations."

COST OF PRODUCTS


Cost of products was $11.1 million for fiscal 2000 compared to $8.2 million for fiscal 1999. Product-related cost of revenues as a percentage of product revenues was 9% and 8% for fiscal 2000 and 1999, respectively. As a result, gross profit margins for products were 91% and 92%, respectively. Product-related costs consist primarily of salaries and benefits for production employees, product media, and royalty payments to third parties for the use of their software and documentation and packaging. Wind River's cost of revenue as a percentage of product revenues will be affected in the future by the distribution rights related to the introduction of new products, including Tornado II and a next generation

Tornado product, Tornado for Embedded Internet products and Tornado for Managed Switches and by royalty payments to third parties for sales related to their products which are integrated into our technology and are sold as support tools. During fiscal 2000, Wind River introduced a new pricing model in which it created product bundles that include third party tools that were previously sold separately. As a result, Wind River has experienced an increase in absolute dollars paid to third party vendors for their software tools. We expect the amount paid to third party vendors in the future to increase in absolute dollars. Amortization of capitalized software development costs included in cost of products amounted to $446,000 and $530,000 in fiscal 2000 and 1999, respectively. Capitalized software development costs were fully amortized as of January 31, 2000. Through our acquisition of Integrated Systems, Wind River will amortize approximately $600,000 of capitalized software development costs in each of the next 5 quarters.


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

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $29.7 million for fiscal 2000 compared to $19.1 million for fiscal 1999, an increase of 55%. As a percentage of revenues, product development and engineering expenses increased from 15% to 17% from fiscal 1999 to 2000, respectively. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating the XACT engineering team Wind River hired in April 1999 and integrating the engineering staff added as a result of the acquisition of RouterWare in June 1999. In addition, Wind River had $594,000 of funded research and development which reduced our research and development expenses for fiscal year 2000 related to our Center of Excellence initiative. We believe that product development and engineering expenses will continue to increase in absolute dollars as a result of the investment in the internal development of new products and technologies and through acquisitions of companies and technologies. See "Business -- Additional Risk Factors That May Affect Future Results of Operations."

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $16.0 million for fiscal 2000 compared to $8.2 million for fiscal 1999, an increase of 95%. As a percentage of revenues, general and administrative expenses increased to 9% in fiscal 2000 from 6% in fiscal 1999. The increase was primarily due to a charge of $1.2 million associated with the retirement package of the former chief executive officer, a charge of $1.3 million in connection with the hiring of a new chief executive officer, the non-capitalizable costs associated with the implementation of an enterprise resource planning system ("ERP") of approximately $1.8 million, and the growth in infrastructure investments in the areas of information systems, finance and administration and worldwide staff. In 1997, Wind River commenced a worldwide financial business and production systems replacement project that uses software primarily from Oracle. The new systems brought Wind River's business and production computer systems into compliance with Year 2000 requirements and will create the financial system infra-structure to support integration of acquired companies' financial systems.
The financial and production systems became operational during the fourth quarter of fiscal year 2000. In fiscal years 2000 and 1999, Wind River funded $4.9 million and $1.1 million, respectively, to implement the Oracle software. Wind River believes that general and administrative expenses will increase as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and integrating the financial and administrative operations of Integrated Systems and future acquisitions.

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


ACQUISITION RELATED COSTS


Acquisition related costs were $1.4 million for fiscal 2000. These costs relate to the integration of Integrated Systems into Wind River, and the acquisition of RouterWare and the costs associated with hiring the XACT employees and acquiring equipment and other assets of XACT.


     In connection with the acquisition of Integrated Systems, we expect to incur integration costs in fiscal 2001. The costs estimated to be incurred in fiscal 2001 is approximately $25.0 million of which the majority is expected to be incurred during the first quarter.

AMORTIZATION OF GOODWILL AND PURCHASED
INTANGIBLES

Amortization of goodwill and purchased intangibles increased to $816,000 in fiscal 2000 from $780,000 in fiscal 1999. Amortization of goodwill and purchased intangible assets include the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions. In the first quarter of fiscal year 2001, we expect to expense approximately $6.8 million of goodwill and purchased technology and write off approximately $3.7 million of in process research and development as a result of recent acquisitions. During each of the following 16 quarters, we expect to expense approximately $19.5 million of goodwill and purchased intangibles. The $19.5 million per quarter primarily consists of amortization of goodwill and purchased technology relating to the acquisition of Embedded Support Tools Corporation. The increase is primarily due to our recent acquisition of EST. Wind River's results from operations will also be affected in the future by the amortization of goodwill and purchased intangibles related to the acquisition of AudeSi.

OTHER INCOME AND EXPENSE

Other income and expense includes interest income earned from the investment of excess cash, interest expense incurred on the 5.0% Convertible Subordinated Notes ("Note"), due in 2002 issued in July 1997, gains and losses related to intercompany foreign currency transactions and income and losses related to the 30% minority interest held by the Japanese participants in WRSKK.

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

PROVISION FOR TAXES

The effective tax rate was 38.6% for fiscal 2000 compared to 38.1% for fiscal 1999. The overall changes in the effective tax rates result primarily from difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits and certain nondeductible acquisition costs related to RouterWare.

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

     Revenues from international sales were $41.6 million for fiscal 1999 compared to $26.9 million for fiscal 1998. International revenues accounted for 32% and 29% of total revenues for the fiscal years ended January 31, 1999 and 1998, respectively. Revenues from European sources increased 34% from fiscal 1998 to 1999 while revenues from Japan increased over 100% over the same periods. Revenues derived from indirect sales channels worldwide represented 26% and 21% of total revenues in fiscal 1999 and 1998, respectively. Significant portions of these indirect revenues are attributable to revenue from WRSKK. Revenues from Asia Pacific sources including Japan represented 47% and 38% of international revenues for the year ended January 31, 1999 and 1998, respectively. (See "Business -- Additional Risk Factors That May Affect Future Results of Operations: Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business").

COST OF PRODUCTS


Cost of products was $8.2 million for fiscal 1999 compared to $6.3 million for fiscal 1998. Product-related cost of revenues as a percentage of product revenues was 8% and 9% in fiscal years 1999 and 1998, respectively. Product costs also include license and other direct purchase costs of third-party software that is distributed by or integrated into Wind River's products and the amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of products amounted to $530,000 and $654,000 in fiscal 1999 and 1998, respectively.


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

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

Product development and engineering expenses were $19.1 million for fiscal 1999 compared to $12.9 million for fiscal 1998, an increase of 48%. As a percentage of revenues, product development and engineering expenses increased from 14% to 15% from fiscal 1998 to 1999. The dollar increase in product development and engineering expense is primarily due to the increase in staff and associated support for engi-neers to expand and enhance Wind River's product line, including the Tornado II integrated development environment.

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

ACQUISITION RELATED COSTS

On December 31, 1997, Wind River entered into an OEM license agreement with Liberate Technologies, Inc. to license the right to access and modify the source code version of certain Liberate Technologies, Inc. technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under this agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for Liberate Technologies, Inc. engineering services incurred prior to source code delivery. In addition, selected elements of the Liberate Technologies, Inc. technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified Liberate Technologies, Inc. technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real-time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as in-process research and development.

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

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

Amortization of goodwill and purchased intangibles was $780,000 in fiscal 1999 and $0 in fiscal 1998. Amortization of goodwill and purchased intangible assets include the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions.

OTHER INCOME AND EXPENSE

Interest income was $13.7 million for fiscal 1999 compared to $7.7 million for fiscal 1998. The increase is primarily due to higher average cash and investment balances, primarily due to the cash received from the issuance of the Notes, and to the transition of Wind River's investment portfolio from tax-free investments to taxable investments.

     Net interest expense and other was $8.7 million for fiscal 1999 compared to $4.2 for fiscal 1998. The increase in net interest expense and other is primarily related to the interest incurred for the entire year in fiscal year 1999 on the Notes and amortization of certain issuance costs associated with the Notes. The interest on the Notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The Notes mature on August 1, 2002.

PROVISION FOR TAXES

The effective tax rate was 38.1% for fiscal 1999 compared to 67.1% for fiscal 1998. The higher tax rate in fiscal 1998 was attributable to a portion of the write-off of certain acquired in-process research and development being nondeductible. The overall changes in the effective tax rates is also attributable to the difference between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income, varying levels of available research and development credits, and varying levels of tax-exempt interest income.

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



                                                                         THREE MONTHS ENDED,
                                        JAN. 31     OCT. 31      JUL. 31   APR. 30  JAN. 31   OCT. 31      JUL. 31     APR. 30
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS   2000        1999         1999      1999     1999      1998         1998        1998
------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Products                              $40,885     $32,403      $28,702   $23,539  $29,725   $25,716      $23,737     $19,666

  Services                               12,544      12,198       10,902     9,937    9,452     8,483        8,065       7,058
------------------------------------------------------------------------------------------------------------------------------
    Total revenues                       53,429      44,601       39,604    33,476   39,177    34,199       31,802      26,724
------------------------------------------------------------------------------------------------------------------------------
Cost of revenues:

  Products                                3,926       2,965        2,654     1,579    2,237     1,950        2,203       1,834

  Services                                6,395       5,189        4,708     4,216    3,576     3,343        3,245       2,835
------------------------------------------------------------------------------------------------------------------------------
    Total cost of revenues               10,321       8,154        7,362     5,795    5,813     5,293        5,448       4,669
------------------------------------------------------------------------------------------------------------------------------
      Gross profit                       43,108      36,447       32,242    27,681   33,364    28,906       26,354      22,055
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:

  Selling and marketing                  18,476      15,931       14,269    12,286   13,156    11,596       11,229       9,987

  Product development and
    Engineering                           8,290       7,580        7,306     6,483    5,518     4,765        4,707       4,157

  General and administrative              5,339       4,810        3,606     2,209    2,771     1,908        1,896       1,599

  Acquisition related and other             205           -          929       302        -         -            -           -

  Amortization of goodwill and
    purchased intangibles                   207         207          207       195      195       195          195         195
------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses             32,517      28,528       26,317    21,475   21,640    18,464       18,027      15,938
------------------------------------------------------------------------------------------------------------------------------
Income from operations                   10,591       7,919        5,925     6,206   11,724    10,442        8,327       6,117

Other income, net                         2,373       1,510        1,497       559    1,397     1,230        1,225         949
------------------------------------------------------------------------------------------------------------------------------
Income before provision for
  income taxes                           12,964       9,429        7,422     6,765   13,121    11,672        9,552       7,066

Provision for income taxes                4,897       3,535        3,180     2,497    4,751     4,541        3,698       2,798
------------------------------------------------------------------------------------------------------------------------------
    Net income                          $ 8,067     $ 5,894      $ 4,242   $ 4,268  $ 8,370   $ 7,131      $ 5,854     $ 4,268
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Net income per share:

  Basic                                 $  0.19     $  0.14      $  0.10   $  0.10  $  0.20   $  0.18      $  0.15     $  0.11

  Diluted                               $  0.17     $  0.13      $  0.10   $  0.10  $  0.19   $  0.16      $  0.13     $  0.10
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Weighted average common and
  common equivalent shares:

  Basic                                  42,207      41,837       41,385    41,265   40,840    40,466       40,233      39,527

  Diluted                                47,416      44,043       43,735    43,918   44,391    43,841       43,833      43,308
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


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

     In connection with the lease of Wind River's current headquarters, Wind River is obligated to enter into a ground lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of January 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

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

"YEAR 2000" ISSUES

We reviewed and tested our internal programs and those of our newly acquired businesses and determined that there are no significant Year 2000 issues within our or their mission-critical systems or services. Our review of the third-party software we and our subsidiaries use identified certain software "patches" for third-party software that needed to be implemented for Year 2000 compliance.
All of these patches were implemented prior to January 1, 2000. We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our customers or suppliers. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruption as a result of any year 2000 issues.

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

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

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

     Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of January 31, 2000, would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

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

     The unrealized gains and losses on the outstanding forward contracts at January 31, 2000, were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 31, 2000 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK
In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At January 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at January 31, 2000, was negligible.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                               PAGE
-----------------------------------------------------------------------------------------------------------------------------
Financial Statements:
    Report of Independent Accountants                                                                                     35
    Consolidated Statements of Income for the years ended January 31, 2000, 1999, and 1998                                36
    Consolidated Balance Sheets at January 31, 2000 and 1999                                                              37
    Consolidated Statements of Cash Flows for the years ended January 31, 2000, 1999, and 1998                            38
    Consolidated Statements of Stockholders' Equity for the years ended January 31, 2000, 1999, and 1998                  39
    Notes to Consolidated Financial Statements                                                                            40


Financial Statement Schedules:
    Schedule II -- Valuation and Qualifying Accounts                                                                      58


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

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 2, 2000

                              WIND RIVER SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                     2000          1999        1998
-------------------------------------------------------------------------------------------
Revenues:

  Products                                              $ 125,529    $  98,844    $  68,380
  Services                                                 45,581       33,058       25,390
-------------------------------------------------------------------------------------------
    Total revenues                                        171,110      131,902       93,770
-------------------------------------------------------------------------------------------
Cost of revenues:

  Products                                                 11,124        8,224        6,349
  Services                                                 20,508       12,999        9,633
-------------------------------------------------------------------------------------------
    Total cost of revenues                                 31,632       21,223       15,982
-------------------------------------------------------------------------------------------
      Gross profit                                        139,478      110,679       77,788
-------------------------------------------------------------------------------------------

Operating expenses:

  Selling and marketing                                    60,962       45,968       33,226
  Product development and engineering                      29,659       19,147       12,898
  General and administrative                               15,964        8,174        6,792
  Acquisition related costs                                 1,436         --         15,159
  Amortization of goodwill and purchased intangibles          816          780         --
-------------------------------------------------------------------------------------------
    Total operating expenses                              108,837       74,069       68,075
-------------------------------------------------------------------------------------------

Income from operations                                     30,641       36,610        9,713
-------------------------------------------------------------------------------------------

Other income (expense):

  Interest income                                          15,378       13,679        7,743
  Interest expense and other, net                          (9,112)      (8,727)      (4,213)
  Minority interest in consolidated subsidiary               (327)        (151)         (88)
-------------------------------------------------------------------------------------------
    Total other income                                      5,939        4,801        3,442
-------------------------------------------------------------------------------------------
Income before provision for income taxes                   36,580       41,411       13,155
Provision for income taxes                                 14,109       15,788        8,829
-------------------------------------------------------------------------------------------
    Net income                                          $  22,471    $  25,623    $   4,326
-------------------------------------------------------------------------------------------
Net income per share:
  Basic                                                 $     .54    $     .64    $     .11
  Diluted                                               $     .50    $     .58    $     .10
-------------------------------------------------------------------------------------------
Weighted average common and common equivalent shares:
  Basic                                                    41,674       40,267       38,915
  Diluted                                                  44,778       43,843       43,567
-------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             WIND RIVER SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       JANUARY 31,
IN THOUSANDS, EXCEPT PAR VALUE                                      2000          1999
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                          $  58,621    $  42,837
  Short-term investments                                                28,355       11,043
  Accounts receivable, net of allowances of $2,405 and $1,550           48,621       30,926
  Prepaid and other current assets                                      21,893       10,598
-------------------------------------------------------------------------------------------
    Total current assets                                               157,490       95,404
Investments                                                            181,600      158,628
Land and equipment, net                                                 35,755       31,513
Other assets                                                             8,621       10,011
Restricted cash                                                         39,744       34,157
-------------------------------------------------------------------------------------------
    Total assets                                                     $ 423,210    $ 329,713
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $   6,393    $   3,472
  Line of credit                                                         5,094         --
  Accrued liabilities                                                   11,059       10,005
  Accrued compensation                                                  10,335        6,030
  Income taxes payable                                                   9,862          445
  Deferred revenue                                                      24,476       17,318
-------------------------------------------------------------------------------------------
    Total current liabilities                                           67,219       37,270
Deferred taxes payable                                                  12,408         --
Convertible subordinated notes                                         140,000      140,000
-------------------------------------------------------------------------------------------
    Total liabilities                                                  219,627      177,270
-------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiary                               878          551
-------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)

Stockholders' equity:
  Common Stock, par value $.001; 125,000 authorized; 43,730
    and 42,449 shares issued; 42,453 and 41,337 shares outstanding          43           42
  Additional paid in capital                                           140,715      126,855
  Loan to stockholder                                                   (1,900)        --
  Treasury stock, 1,277 and 1,112 shares at cost                       (29,488)     (25,491)
  Accumulated other comprehensive income (loss)                         18,300       (2,155)
  Retained earnings                                                     75,035       52,641
-------------------------------------------------------------------------------------------
    Total stockholders' equity                                         202,705      151,892
-------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                     $ 423,210    $ 329,713
-------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                           WIND RIVER SYSTEMS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED JANUARY 31,
IN THOUSANDS                                                                   2000         1999         1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $  22,471    $  25,623    $   4,326
  Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                              10,523        8,531        4,806
    Tax benefit from stock plan                                                 5,000       13,400        7,000
    Write-off of impaired assets                                                  500         --           --
    Deferred income taxes                                                         (92)        (244)      (2,894)
    Minority interest in consolidated subsidiary                                  327          151           88
    Acquired in-process research and development                                 --           --         15,159
    Change in assets and liabilities:
      Accounts receivable                                                     (17,695)     (12,552)      (4,449)
      Prepaid and other assets                                                (13,415)      (5,318)      (5,670)
      Accounts payable                                                          2,921         (487)       2,015
      Accrued liabilities                                                       1,054         (235)       4,387
      Accrued compensation                                                      4,305          489        1,050
      Income taxes payable                                                      9,417         (729)       2,368
      Deferred revenue                                                          7,158        2,164        8,883
---------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                32,474       30,793       37,069
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Acquisition of land and equipment                                         (11,755)     (12,770)     (19,704)
    Capitalized software development costs                                       --           --           (803)
    Acquisitions, net of cash acquired                                           --           --        (20,553)
    Purchases of investments                                                 (124,907)    (232,193)    (264,048)
    Sales and maturities of investments                                       118,422      188,231      236,010
    Restricted cash                                                            (5,587)     (31,647)      (2,510)
---------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                   (23,827)     (88,379)     (71,608)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Line of credit                                                              5,094         --           --
    Issuance of Common Stock, net                                               8,861        9,484        4,265
    Purchase of treasury stock                                                 (3,997)     (10,006)     (12,364)
    Loan to stockholder                                                        (1,900)        --           --
    Issuance of convertible subordinated notes, net                              --           --        134,925
---------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                       8,058         (522)     126,826
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                     (844)         157       (1,390)
Effect of changing fiscal year of acquired subsidiary                             (77)        --           --
---------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                     15,784      (57,951)      90,897
Cash and cash equivalents at beginning of year                                 42,837      100,788        9,891
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $  58,621    $  42,837    $ 100,788
---------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
      Cash paid for interest                                                $   9,414    $   7,000         --
      Cash paid for income taxes                                            $   1,995    $   1,897    $   3,372
---------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            WIND RIVER SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   ADDITIONAL                          ACCUMULATED OTHER            TOTAL
                                      COMMON STOCK  PAID IN   LOAN TO  TREASURY  STOCK  COMPREHENSIVE  RETAINED STOCKHOLDERS'
IN THOUSANDS                          SHARES AMOUNT CAPITAL STOCKHOLDER SHARES   AMOUNT  INCOME (LOSS) EARNINGS    EQUITY
------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997           38,805  $39  $ 92,127     --       (169)  $ (3,121)  $   (663)  $ 23,817   $ 112,199
                                                                                           ---------             ---------
Net income                              --     --      --       --       --         --         --        4,326       4,326
Unrealized gain on investments          --     --      --       --       --         --          856       --           856
Currency translation adjustments        --     --      --       --       --         --       (1,390)      --        (1,390)
                                                                                           ---------             ---------
  Comprehensive income                  --     --      --       --       --         --         (534)      --         3,792
                                                                                           ---------             ---------
Common Stock issued
  upon exercise of stock options       1,080    1     2,403     --       --         --         --         --         2,404
Common Stock issued under
  stock purchase plan                     96   --     1,861     --       --         --         --         --         1,861
Tax benefit from stock plans            --     --     7,000     --       --         --         --         --         7,000
Purchase of treasury stock              --     --      --       --       (546)   (12,364)      --         --       (12,364)
------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1998           39,981   40   103,391     --       (715)   (15,485)    (1,197)    28,143     114,892
                                                                                           ---------             ---------

Net income                              --     --      --       --       --         --         --       25,623      25,623
Unrealized loss on investments          --     --      --       --       --         --       (1,115)      --        (1,115)

Currency translation adjustments        --     --      --       --       --         --          157       --           157
                                                                                           ---------             ---------
  Comprehensive income                  --     --      --       --       --         --         (958)      --        24,665
                                                                                           ---------             ---------
Common Stock issued upon
  acquisition of Zinc Software, Inc.     339   --       582     --       --         --         --       (1,125)       (543)
Common Stock issued
  upon exercise of a warrant             337   --     1,109     --       --         --         --         --         1,109
Common Stock issued
  upon exercise of stock options       1,671    2     5,926     --       --         --         --         --         5,928

Common Stock issued under
  stock purchase plan                    121   --     2,447     --       --         --         --         --         2,447
Tax benefit from stock plans            --     --    13,400     --       --         --         --         --        13,400
Purchase of treasury stock              --     --      --       --       (397)   (10,006)      --         --       (10,006)
------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999           42,449   42   126,855     --     (1,112)   (25,491)    (2,155)    52,641     151,892
                                                                                           ---------             ---------
Net income                              --     --      --       --       --         --         --       22,471      22,471
Unrealized gain on investments          --     --      --       --       --         --       21,299       --        21,299
Currency translation adjustments        --     --      --       --       --         --         (844)      --          (844)
                                                                                           ---------             ---------
  Comprehensive income                  --     --      --       --       --         --       20,455       --        42,926
                                                                                           ---------             ---------
Common Stock issued
  upon exercise of stock options         955    1     3,917     --       --         --         --         --         3,918
Common Stock issued under
  stock purchase plan                    226   --     3,075     --       --         --         --         --         3,075

Tax benefit from stock plans            --     --     5,000     --       --         --         --         --         5,000
Accelerated vesting of stock options    --     --       218     --       --         --         --         --           218
Loan to stockholder                     --     --      --    $(1,900)    --         --         --         --        (1,900)
Effect of fiscal year end change
  for acquired subsidiary               --     --      --       --       --         --         --          (77)        (77)
Purchase of treasury stock              --     --      --       --       (165)    (3,997)      --                   (3,997)
Sale of treasury stock                   100   --     1,650     --       --         --         --         --         1,650
------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 2000           43,730  $43  $140,715  $(1,900)  (1,277)  $(29,488)  $ 18,300   $ 75,035   $ 202,705
------------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River's flagship products, the Tornado II development platform and the VxWorks real-time operating system ("RTOS"), enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

     In June 1999, Wind River issued 730,923 shares of its common stock in exchange for all of the outstanding common stock of RouterWare, Inc. ("RouterWare") in a transaction accounted for as a pooling of interests and, accordingly, Wind River's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of both Wind River and RouterWare.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Wind River and its wholly owned subsidiaries: Wind River Systems International, Inc., a United States corporation; Wind River Systems, E.C., S.A.R.L., a French corporation; Wind River Systems GmbH, a German corporation; Wind River Systems Italia, S.r.l, an Italian corporation; Wind River Systems UK, Ltd., a United Kingdom corporation; Wind River Systems Scotland Ltd., a Scottish corporation; Zinc Software, Incorporated, a United States Corporation; RouterWare, Incorporated, a United States Corporation; and its majority-owned subsidiary Wind River Systems K.K. ("WRSKK"), a Japanese corporation. All significant intercompany accounts and transactions have been eliminated.

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

INVESTMENTS

Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

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

OTHER ASSETS

Other assets include bond issuance costs, purchased intangibles, capitalized software development costs, equity investments, and deposits. Bond issuance costs are amortized over five years.

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

INTANGIBLE ASSETS

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer lists, workforce, technological know how, covenants not to compete and goodwill. Intangible assets are amortized over periods from one year to ten years on a straight-line basis.

REVENUE RECOGNITION

Wind River recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on Wind River's existing licensing or revenue recognition practices.

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

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock compensation" - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

NOTE 2: ACQUISITIONS

On December 31, 1997, Wind River entered into an OEM license agreement with Liberate Technologies, Inc. to license the right to access and modify the source code version of certain Liberate Technologies, Inc. technology and to duplicate, distribute and sublicense the object code version of such modified source code included with certain of Wind River's future products. Under the agreement, Wind River paid $9.8 million for non-exclusive, restricted, perpetual rights to the technology and $200,000 for Liberate Technologies, Inc. engineering services incurred prior to source code delivery. In addition, selected elements of the Liberate Technologies, Inc. technology require Wind River to pay additional per unit royalties in the event Wind River's future sales of products that include the modified Liberate Technologies, Inc. technology exceed specified volume levels. The licensed source code will be ported by Wind River to its VxWorks, IxWorks, WiSP and other real time embedded operating systems and will become a component of future products. At the date the source code was acquired, there were no working models of such products incorporating the licensed technology and because of the restrictive nature of the license agreement, there were no alternative future uses for such technology in research and development. Accordingly, the aggregate purchase price of $10 million was expensed immediately as inprocess research and development.

     On January 30, 1998, Wind River acquired Objective Software Technology, Ltd. ("OST"), a privately held Scotland-based company that designs and markets visualization tools for development of embedded systems. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $6.1 million, of which $4.1 million was allocated to inprocess research and development and expensed immediately. Wind River used the discounted cash flow ("DCF") approach to determine the fair value of OST and its identifiable assets, including the value of the products in the development stage which were not considered to have reached technological feasibility. The DCF approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The balance of the excess acquisition cost was allocated to acquired technology ($2.0 million) which is being amortized over three years.

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

     During the fiscal year ended January 31, 1999, Wind River paid $500,000 for a 10% interest in the common stock of XACT, Inc. ("XACT"), that was accounted for under the cost method. During April 1999, Wind River entered into an asset purchase agreement with XACT pursuant to which Wind River acquired certain office and other equipment from XACT and revised the terms of an existing distribution agreement with XACT. Subsequently, but not pursuant to the asset purchase agreement, Wind River hired a significant number of XACT employees.

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

     In October 1999, Wind River entered into an agreement to merge with Integrated Systems, Inc. ("ISI"), an embedded operating systems and development tool software developer, in a transaction accounted for as a pooling of interests. The merger was consummated on February 15, 2000. In connection with the merger, each outstanding share of ISI common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of ISI common stock. In addition, approximately 4,493,000 of ISI stock options became options to purchase approximately 4,133,000 shares of Wind River common stock. As of January 31, 2000, Wind River incurred approximately $205,000 in one-time integration related expenses consisting primarily of transaction fees. Wind River's financial statements will be combined with those of Integrated Systems beginning with the first quarter of fiscal year ending January 31, 2001. For additional details on the merger, see "Note 17."

NOTE 3: LAND AND EQUIPMENT

                                      JANUARY 31,
(IN THOUSANDS)                    2000      1999
--------------------------------------------------
Land                           $ 13,643   $ 13,640
Computer equipment               34,964     28,103
Furniture and equipment           5,766      4,552
Leasehold improvements            1,648      1,127
--------------------------------------------------
                                 56,021     47,422
Less accumulated depreciation   (20,266)   (15,909)
--------------------------------------------------
                               $ 35,755   $ 31,513
--------------------------------------------------

In fiscal 2000 Wind River made virtually no land improvements on its real property for its headquarters located in the City of Alameda, California. In fiscal 1999, Wind River made $2.2 million of related land improvements.

NOTE 4: INVESTMENTS

Cash equivalents and investments consist of the following:

                                                    JANUARY 31,
(IN THOUSANDS)                                  2000        1999
------------------------------------------------------------------
Money market fund                            $   6,745   $   8,903
Municipal bonds                                   --         4,935
U.S. government and agency obligations          33,277      43,267
Corporate bonds                                 68,133      85,326
Other debt securities                          106,760      61,423
------------------------------------------------------------------
Total available-for-sale securities            214,915     203,854
Less amounts classified as cash equivalents    (46,311)    (37,193)
------------------------------------------------------------------
Total marketable securities                    168,604     166,661
------------------------------------------------------------------
Equity investments                              41,351       3,010
------------------------------------------------------------------
Total market value of investments              209,955     169,671
------------------------------------------------------------------
Unrealized gain (loss) on
  marketable securities                         (2,254)        339
Unrealized gain (loss) on
  equity investments                            36,587      (1,016)
------------------------------------------------------------------
Total unrealized gain (loss) on
  investments                                   34,333        (677)
------------------------------------------------------------------
Total cost of investments                    $ 175,622   $ 170,348
------------------------------------------------------------------


Fiscal 2000 equity investments are composed of the market value of Wind River's stock holdings in Liberate and e-Sim. Fiscal 1999 equity investments are composed of the market value of Wind River's stock holdings in e-Sim. The contractual maturities of marketable securities, regardless of their balance sheet classification, were as follows:

                            JANUARY 31,
(IN THOUSANDS)                 2000
---------------------------------------
Due in 1 year or less       $ 28,355
Due in 1-2 years              52,883
Due in 2-5 years              52,490
Due in 5 years or more        34,876
---------------------------------------
Total marketable securities $168,604
---------------------------------------

Gross realized gains and losses from the sale of securities classified as available-for-sale were not material for the years ended January 31, 2000, 1999 and 1998. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At January 31, 2000, Wind River had outstanding forward contracts with notional amounts totaling approximately $0.9 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency transaction exposures in certain European currencies. The difference between cost and estimated fair value at January 31, 2000, was immaterial.

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

NOTE 6: PROVISION FOR INCOME TAXES

The provision for income taxes was composed as follows:

                 YEARS ENDED JANUARY 31,
(IN THOUSANDS)   2000      1999       1998
-------------------------------------------
Current:
  Federal    $  6,878   $ 11,754   $  7,405
  State         1,972      1,839      1,610
  Foreign       4,985      2,439      2,708
-------------------------------------------
               13,835     16,032     11,723
-------------------------------------------
Deferred:
  Federal         257       (245)    (1,901)
  State            17          1       (207)
  Foreign           0          0       (786)
-------------------------------------------
                  274       (244)    (2,894)
-------------------------------------------
             $ 14,109   $ 15,788   $  8,829
-------------------------------------------
-------------------------------------------

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

                                      YEARS ENDED JANUARY 31,
(IN THOUSANDS)                        2000     1999    1998
-------------------------------------------------------------
Expected rate                          35.0%   35.0%   35.0%
State taxes, net of federal benefit     3.6     4.1     7.1
Foreign taxes                           4.0     1.3     8.8
In-process technology write-off          --      --    26.2
Research and development, net          (1.8)   (1.3)   (0.7)
Tax exempt interest                      --    (0.3)   (8.0)
Foreign sales corporation benefit      (1.4)   (0.5)   (1.3)
Other                                  (0.8)   (0.2)     --
-------------------------------------------------------------
                                       38.6%   38.1%   67.1%
-------------------------------------------------------------
-------------------------------------------------------------


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


     Deferred tax assets which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following:

                                        JANUARY 31,
(IN THOUSANDS)                       2000        1999
--------------------------------------------------------
Amortization                       $ 1,300      $1,898
Employee benefit accruals            1,063         737
Accounts receivable reserves           891         524
Accrued expenses and other             972       1,253
--------------------------------------------------------
Gross deferred tax assets            4,226       4,412
--------------------------------------------------------
Depreciation                          (800)       (589)
Unrealized gains on investments    (12,500)         --
Other                                 (408)       (401)
--------------------------------------------------------
Gross deferred tax liabilities     (13,708)       (990)
--------------------------------------------------------
Net deferred tax assets           $ (9,482)     $3,422
--------------------------------------------------------
--------------------------------------------------------

The tax effect on comprehensive income totaled $12.5 million for fiscal 2000.

NOTE 7: CONVERTIBLE SUBORDINATED
NOTES AND OTHER BORROWINGS

In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes, which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's Common Stock at a conversion price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000, at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These unamortized costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997, and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

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

NOTE 9: NET INCOME PER SHARE

In accordance with SFAS 128, the calculation of basic and diluted net income per share is presented below:

                                                YEARS ENDED JANUARY 31,
(IN THOUSANDS, EXCEPT PER SHARE INFORMATION)    2000     1999     1998
-----------------------------------------------------------------------
Basic computation:
Net income                                    $22,471  $25,623  $ 4,326
Weighted average common
shares outstanding                             41,674   40,267   38,915
-----------------------------------------------------------------------
Basic net income per share                    $  0.54  $  0.64  $  0.11
-----------------------------------------------------------------------
Diluted computation:
Net income                                    $22,471  $25,623  $ 4,326
-----------------------------------------------------------------------
Weighted average common
shares outstanding                             41,674   40,267   38,915
Incremental shares from assumed conversions:
Stock options                                   3,104    3,576    4,652
Convertible subordinated notes                     --       --       --
Dilutive potential common shares                3,104    3,576    4,652
-----------------------------------------------------------------------
Total dilutive average common
shares outstanding                             44,778   43,843   43,567
-----------------------------------------------------------------------
Diluted net income per share                  $  0.50  $  0.58  $  0.10
-----------------------------------------------------------------------
-----------------------------------------------------------------------

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

NOTE 10: COMMON STOCK

On each of March 10, 1997, and February 4, 1999, Wind River effected three-for-two splits of its common stock in the form of stock dividends. Accordingly, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

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

     In May 1998, Wind River issued 339,917 unregistered shares of its common sock to the shareholders of Zinc Software, Incorporated in exchange for all of the then outstanding shares of Zinc. In January 1999, Wind River issued 337,500 of unregistered shares of its common stock to Innotech Corporation upon Innotech's exercise of a warrant issued in January 1995, for an aggregate exercise price of approximately $1.1 million. In June 1999, Wind River issued 730,923 shares of its common stock and reserved an additional 634,065 shares for issuance upon exercise of outstanding employee stock options in exchange for all of the outstanding shares of RouterWare common stock and shares issuable upon exercise of employee stock options assumed in the merger.

     On February 15, 2000, Wind River issued an aggregate of 22,499,895 shares of Wind River Systems common stock in conjunction with the acquisition of Integrated Systems, Inc. Additionally, approximately 4,493,000 of Integrated Systems' stock options became options to purchase approximately 4,133,000 shares of Wind River common stock.


     In October 1999, Wind River's Board of Directors adopted a share purchase rights plan declaring a dividend of one preferred share purchase right for each share of Wind River's common stock outstanding on November 15, 1999. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $160.00 per 1/100th of a preferred share, subject to certain adjustments.

     The rights will not be distributed until the earlier of the date of a public announcement that a person or a group have acquired beneficial ownership of 15% or more of the outstanding common stock ("Acquiring Person"), or 10 business days following the commencement of, or announcement of an intention to commence a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person. The rights will expire on October 22, 2001, unless earlier redeemed or exchanged by Wind River.


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

     The number of shares for which options under these five plans were exercisable was approximately 4,131,644, 2,338,000 and 2,603,000, at January 31, 2000, 1999, and 1998, respectively. Activity under the 1987 Plan, the Directors' Plan, the 1998 Plan, the Non-Officer Plan and the 1994 RouterWare Stock Option Plan is summarized as follows:

                   FISCAL 2000            FISCAL 1999           FISCAL 1998
               NUMBER      WEIGHTED   NUMBER     WEIGHTED   NUMBER       WEIGHTED
                 OF     AVERAGE PRICE   OF    AVERAGE PRICE  OF        AVERAGE PRICE
               SHARES     PER SHARE   SHARES   PER SHARE   SHARES       PER SHARE
-------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Beginning
  balance       7,614      $ 18.27    7,266      $12.30     5,948      $   4.58
Granted         3,887      $ 16.85    2,498      $24.52     2,986      $  22.36
Exercised        (956)     $  4.27   (1,671)     $ 3.92    (1,080)     $   2.24
Canceled         (471)     $ 19.87     (479)     $17.41      (588)     $  11.45
-------------------------------------------------------------------------------------
Ending
  balance      10,074      $ 17.88    7,614      $18.27     7,266      $  12.30
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at January 31, 2000:

                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------------
                                   WEIGHTED-
                                    AVERAGE   WEIGHTED-                WEIGHTED-
                     NUMBER        REMAINING   AVERAGE    NUMBER        AVERAGE
RANGE OF           OUTSTANDING    CONTRACTUAL  EXERCISE EXERCISABLE     EXERCISE
EXERCISE PRICES  (IN THOUSANDS) LIFE (IN YEARS) PRICE (IN THOUSANDS)     PRICE
--------------------------------------------------------------------------------
$.07 - $4.69           1,133         4.0     $   2.42    1,133       $   2.42
$5.45 - $9.88            569         5.2     $   7.66      557       $   7.65
$10.20 - $14.99        2,017         8.1     $  13.31      514       $  12.22
$15.00 - $19.75        1,832         9.5     $  16.21       16       $  16.19
$20.46 - $24.96        1,472         7.7     $  22.30      671       $  22.35
$25.00 - $29.58        2,632         7.1     $  26.56    1,217       $  26.44
$30.00 - $34.81          382         9.7     $  32.15       23       $  30.74
$36.13 - $39.19           29         9.9     $  37.15       --             --
$40.69 - $42.88            8         9.9     $  41.81       --             --
--------------------------------------------------------------------------------
$.07 - $42.88         10,074         7.5     $  17.88    4,131       $  14.87
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

PRO FORMA DISCLOSURES

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during fiscal 2000, 1999 and 1998:

                               YEARS ENDED JANUARY 31,
                             2000       1999       1998
----------------------------------------------------------
Risk free interest rates     5.70%      5.30%      6.04%
Expected volatility            54%        48%        54%
Expected option life         6.5 years  6.5 years  6.3 years
Expected dividends            --         --         --
----------------------------------------------------------

Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River's net income and net income per share would have been as follows:

(IN THOUSANDS EXCEPT                   YEARS ENDED JANUARY 31,
PER SHARE AMOUNTS)              2000            1999            1998
----------------------------------------------------------------------
Net income:
  As reported             $    22,471      $   25,623     $   4,326
  Pro Forma               $    (8,876)     $    3,275     $  (6,850)

Net income per share:
  Basic:
    As reported           $      0.54      $     0.64     $    0.11
    Pro Forma             $     (0.21)     $     0.08     $   (0.18)

  Diluted:

    As reported           $      0.50      $     0.58     $    0.10
    Pro Forma             $     (0.21)     $     0.07     $   (0.18)
----------------------------------------------------------------------

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

Wind River leases certain property consisting of subsidiary headquarters, customer training facilities, sales facilities and equipment under noncancelable operating leases that expire at various dates through March 2004. Future minimum rental payments under noncancelable operating leases subsequent to fiscal 2000 are as follows:

(IN THOUSANDS)
---------------------------
Year ending January 31,
      2001     $2,665
      2002      1,812
      2003        699
      2004        632
      2005        516
Thereafter          0
---------------------------
               $6,324
---------------------------
---------------------------


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

     In connection with the lease of Wind River's current headquarters, Wind River is obligated to enter into a lease of its land in Alameda, California, with the lessor of the build-ing at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. As of January 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

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


     Products in Japan are sold through WRSKK's three master distributors and through WRSKK's direct sales force. Revenues derived from master distributor transactions in Japan amounted to $21.2 million, $17.0 million, and $8.5 million in fiscal 2000, 1999 and 1998, respectively. The percentage of Japan revenues from Innotech in fiscal year 2000, 1999 and 1998 was 34%, 53% and 32%, respectively. The percentage of Japan revenues from Kobe Steel Ltd. in fiscal year 2000, 1999 and 1998 was 31%, 34% and 52%, respectively. The percentage of Japan revenues from Nissin Electric Ltd. in fiscal year 2000, 1999 and 1998 was 15%, 13% and 16%, respectively. Advances from the joint venture partners were approximately $1.5 million and $310,000 at January 31, 2000 and 1999, respectively.


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

(IN THOUSANDS)                         REVENUES      ASSETS
------------------------------------------------------------
Fiscal year ended January 31, 2000
  North America                        $113,799     $355,751
  Japan                                  26,411       25,596
  Other International                    30,900       41,863
------------------------------------------------------------
  Consolidated                         $171,110     $423,210
------------------------------------------------------------
Fiscal year ended January 31, 1999
  North America                        $ 90,289     $298,739
  Japan                                  17,018       12,043
  Other International                    24,595       18,931
------------------------------------------------------------
  Consolidated                         $131,902     $329,713
------------------------------------------------------------
Fiscal year ended January 31, 1998
  North America                        $ 66,845     $270,003
  Japan                                   8,504        7,196
  Other International                    18,421       13,642
------------------------------------------------------------
  Consolidated                         $ 93,770     $290,841
------------------------------------------------------------

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

     On March 31, 2000, Wind River completed its acquisition of EST, a worldwide provider of integrated hardware and software tools for programming, testing and debugging embedded systems. In connection with the acquisition, Wind River issued an aggregate of 5,474,792 shares of its common stock and reserved an additional 1,122,855 shares for issuance upon exercise of outstanding employee stock options in exchange for all outstanding shares of EST common stock, including shares issuable upon exercise of employee stock options. The acquisition was accounted for as a purchase. Based on Wind River's average share price at the time the merger was announced, the transaction was valued at approximately $329.1 million.

     Presented below are pro forma condensed combined financial statements as of and for the year ended January 31, 2000:


PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(In thousands,                  WIND                     PRO FORMA                         PRO FORMA
except per share information)  RIVER          ISI       ADJUSTMENTS   COMBINED     EST    ADJUSTMENTS  COMBINED
----------------------------------------------------------------------------------------------------------------
Year ended January 31, 2000:
Revenue                        $171,110     $145,845       $ (901)    $316,054    $28,451  $    (715)  $343,790
Net income (loss)              $ 22,471    $ (11,645)      $ (463)    $ 10,363   $ (3,747) $ (81,324)  $(74,708)
Net income (loss) per share:
  Basic                          $ 0.54      $ (0.50)                   $ 0.16    $ (0.49)              $ (1.09)
  Diluted                        $ 0.50      $ (0.50)                   $ 0.16    $ (0.49)              $ (1.09)
----------------------------------------------------------------------------------------------------------------

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

    2. Exhibits
       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT
NUMBER         EXHIBIT TITLE
-------------------------------------------------------------------------------
 3.1 (xi)      Certificate of Incorporation of Wind River, as amended to date.

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

10.22*(xviii)  1998 Equity Incentive Plan as amended.

10.23* (x)     Form of Stock Option Agreement under the 1998 Equity Incentive
               Plan.

10.24 (xii)    Retirement and Consulting Agreement between the Registrant and
               Ronald A. Abelmann, dated as of July 28, 1999.

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

10.31 (xiv)    Form of Voting Agreement between Wind River Systems. Inc. and certain shareholders of Integrated Systems, Inc.

10.32 (xiv)    Form of Voting Agreement between Integrated Systems, Inc. and certain stockholders of Wind River Systems, Inc.

10.33 (xv)     Stockholder Rights Plan

10.34 (xvi)    Lease Agreement between Deutsche Bank AG, and Wind River
               Systems, Inc., dated as of November 30, 1999.

21    (xix)    Subsidiaries of Registrant.

23             Consent of Independent Accountants.

27.1  (xix)   Financial Data Schedule.
-------------------------------------------------------------------------------

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

       (xiv) Incorporated by reference to the Company's Registration Statement on Form S-4 filed November 23, 1999 (No. 333-91545).

        (xv) Incorporated by reference to the Company's Form 8-K, dated November 4, 1999.

       (xvi) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 2000 and incorporated by reference.

      (xvii) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated April 14, 2000 (No. 333-34874) and incorporated by reference.

     (xviii) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 27, 2000 (No. 333-33348) and incorporated by reference.

       (xix) Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 31, 2000.

         * Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b) (10) of Regulations S-K.

(b) Reports on Form 8-K

The Company has filed no reports on Form 8-K during the fourth quarter of fiscal 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Wind River Systems, Inc.

Dated: May 25, 2000                    /s/ RICHARD W. KRABER
                                       ------------------------------
                                       RICHARD W. KRABER
                                       VICE PRESIDENT OF FINANCE AND CHIEF
                                       FINANCIAL OFFICER

                                                                    Exhibit 23

                        CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-34874, 333-33348, 333-86367, 333-82109,
33-63796, 33-59146, 333-06921, 333-66245 and 333-61053) and the Prospectuses
constituting part of Form S-3 (Nos. 333-59311, 333-38987 and 333-36084) of
Wind River Systems, Inc. of our report dated March 2, 2000, relating to the consolidated financial statements and financial statement schedule, which appear in this 10-K.


/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP


San Jose, California
May 25, 2000

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT    ADDITIONS                BALANCE AT
                                BEGINNING OF   CHARGED TO                 END OF
(In thousands)                    THE YEAR      EXPENSES (1)  WRITE-OFFS THE YEAR
-------------------------------------------------------------------------------
Year ended January 31, 2000:
  Allowance for doubtful accounts   $  752     $   640      $  (287)     $1,105
  Allowance for sales returns          798         502          --        1,300
-------------------------------------------------------------------------------
                                    $1,550     $ 1,142      $  (287)     $2,405
-------------------------------------------------------------------------------
Year ended January 31, 1999:
  Allowance for doubtful accounts   $  800     $   --       $   (48)     $  752
  Allowance for sales returns          660         288         (150)        798
-------------------------------------------------------------------------------
                                    $1,460     $   288      $  (198)     $1,550
-------------------------------------------------------------------------------
Year ended January 31, 1998:
  Allowance for doubtful accounts   $  589     $   223      $   (12)     $  800
  Allowance for sales returns          615         114          (69)        660
-------------------------------------------------------------------------------
                                    $1,204     $   337      $   (81)     $1,460
-------------------------------------------------------------------------------

(1) Additions resulting from increase in allowance for sales returns were offset against revenue.