Form 10-K/A
period 2000-01-31
WIND RIVER SYSTEMS INC
filed 2000-05-30
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                     or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21342

                            WIND RIVER SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               94-2873391
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

              500 WIND RIVER WAY                             94501
             ALAMEDA, CALIFORNIA                           (Zip Code)
   (Address of principal executive offices)

                                 (510) 748-4100
               (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2000 was $2,149,951,000.

         Number of shares of Common Stock outstanding as of March 31, 2000:
70,692,511.

                                    TABLE OF CONTENTS

                                                                                        PAGE
PART III.................................................................................1

Item 10.    Directors and Executive Officers of the Registrant...........................1

Item 11.    Executive Compensation.......................................................2

Item 12.    Security Ownership of Certain Beneficial Owners and Management...............8

Item 13.    Certain Relationships and Related Transactions...............................9







                                             i.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Set forth below is biographical information regarding directors of the Company.

NAME                                     POSITION WITH THE COMPANY
----                                     -------------------------
Jerry L. Fiddler (3)                     Chairman of the Board
Narendra K. Gupta                        Vice-Chairman and Director
Thomas St. Dennis                        President, Chief Executive Officer and Director
Ronald A. Abelmann                       Director
John C. Bolger (2)                       Director
William B. Elmore (1)                    Director
Grant M. Inman (2)                       Director
David B. Pratt (1) (2)                   Director

----------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Non-Officer Stock Option Sub-Committee.


         JERRY L. FIDDLER, 48, co-founded Wind River in February 1983, and currently serves as chairman of the board. From February 1983 to March 1994 he served as chief executive officer of Wind River. He served as interim CEO from April to September 1999. Prior to founding Wind River, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and an M.S. in computer science from the University of Illinois.

         NARENDRA K. GUPTA, 51, became a director and Vice-Chairman of Wind River in February 2000 in connection with Wind River's acquisition of Integrated Systems Inc. He is a founder of Integrated Systems and was a director since its formation in 1980. Before joining Wind River, Dr. Gupta was Chairman of the Board of Integrated Systems since March 1993 and Secretary since September 1989. Dr. Gupta was Chief Executive Officer from 1988 to May 1994 and President from Integrated Systems' formation in 1980 to May 1994. Dr. Gupta holds a B.Tech degree in engineering from the India Institute of Technology, an M.S. in engineering from the California Institute of Technology and a Ph.D. in engineering from Stanford University. He was elected a Fellow of the Institute of Electrical and Electronics Engineers in 1991. Dr. Gupta is a director of Numerical Technologies, Inc. and Quick Eagle Networks.

         THOMAS ST. DENNIS, 46, joined Wind River in September 1999 as Chief Executive Officer and a director. From July 1992 to September 1999, Mr. St. Dennis was employed at Applied Materials, Inc., a supplier of semiconductor processing equipment, where he last served as Group Vice President and President of the Planarization and Dielectric Deposition Product business group. From 1987 to 1992, Mr. St. Dennis was Vice President of Technology at the Silicon Valley Group, a supplier of automated wafer processing equipment for the semiconductor industry. From 1983 to 1987 he served as Vice President of Sales and Marketing at Semiconductor Systems, Inc., a manufacturer of photoprocessing tools for the semiconductor industry. Mr. St. Dennis has an M.S. and a B.S. in physics from the University of California at Los Angeles.

         RONALD A. ABELMANN, 61, joined Wind River in March 1994 as Chief Executive Officer, President and a director. From 1987 to 1993, he served as the founding Chief Executive Officer of Vantage Analysis Systems, a developer of VHDL-based simulation software for design automation. Previously, he served as Group Vice President and General Manager for the Instrument Division of Varian Associates. Mr. Abelmann currently serves as a director of Emultek, Inc. and Antrim Design Systems, Inc. Mr. Abelmann holds a B.S. and an M.S. in applied physics from the University of California at Los Angeles, and an M.B.A. from Stanford University.

         JOHN C. BOLGER, 53, became a director of Wind River in February 2000 in connection with Wind River's acquisition of Integrated Systems Inc. From July 1993 to February 2000, Mr. Bolger was a director of Integrated Systems. He served as Vice President, Finance and Administration, and Secretary of Cisco Systems, Inc., a networking systems company, from 1989 until his retirement in 1992. Mr. Bolger is also a director of Integrated Device Technology, Inc., a semiconductor manufacturer; TCSI, a communication software company; Sanmina Corporation, a contract assembly manufacturer; and Mission West Properties, a REIT. He holds a B.A. in English Literature from the University of Massachusetts and an M.B.A. from Harvard University.

         WILLIAM B. ELMORE, 47, was elected a director of Wind River in August 1990. He has been a general partner of Foundation Capital, a venture capital investment firm since 1995. From 1987 to 1995, he was a general partner of Inman & Bowman and Inman & Bowman Entrepreneurs, venture capital investment firms. Mr. Elmore currently serves as a director of ParcPlace-Digitalk, Inc. and Onyx Software, Inc. Mr. Elmore holds a B.S. and an M.S. in electrical engineering from Purdue University and an M.B.A. from Stanford University.

         GRANT M. INMAN, 58, is currently the President of Inman Investment Management, a private venture capital investment firm. From 1985 to 1998 he was a general partner of Inman & Bowman, a private venture capital investment firm. Mr. Inman serves as a director of LAM Research Corporation, My Software Company, Paychex, Inc. and several privately held companies. He is a trustee of the University of California, Berkeley Foundation, and is also a trustee of the University of Oregon Foundation. Mr. Inman holds a B.A. degree in economics from the University of Oregon and an M.B.A. in finance from the University of California, Berkeley.

         DAVID B. PRATT, 60, became a director of Wind River in April 1995. He has been the president and chief executive officer of FlashPoint Technology, Inc. since January 1999. He was a Venture Partner with Foundation Capital from January 1998 to June 1998. From 1988 to December 1997, he was an officer, most recently Executive Vice President and Chief Operating Officer of Adobe Systems Incorporated, a developer of software for printing and publishing. From 1987 to 1988, he was Executive Vice President and Chief Operating Officer of Logitech Corporation. From 1986 to 1987, he was Senior Vice President and Chief Operating Officer of Quantum Corporation. Mr. Pratt holds a B.S.E.E. degree from the Massachusetts Institute of Technology and an M.B.A. from the University of Chicago.

         The biographical information relating to executive officers of the Company other than Messrs. Fiddler and St. Dennis is contained in Part I of the Company's Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended January 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that an initial report of ownership was filed late by each of Mr. John C. Fogelin, Ms. Marla A. Stark and Mr. Thomas St. Dennis, and each of Messrs. William B. Elmore, Jerry L. Fiddler, David G. Fraser, Richard W. Kraber, David B. Pratt, Graham Shenton, and Kamran Sokhanvari failed to report an option grant.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Each director who is not an employee of Wind River (a "Non-Employee Director") receives a per meeting fee of $1,200. In accordance with Company policy, Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Directors who are also executive officers of Wind River are not separately compensated for their service as directors.

         All Non-Employee Directors except Mr. Abelmann participate in Wind River's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase common stock of Wind

River to Non-Employee Directors. Stock options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Under the Directors' Plan, each person who was a Non-Employee Director on April 27, 1995 was granted, and each person after such date who is elected for the first time as a Non-Employee Director is automatically granted, an option to purchase 15,000 shares of common stock upon the date of his or her election to the Board, which vests in four equal annual installments. Additionally, on April 1 of each year, each person who is then a Non-Employee Director automatically is granted an option to purchase 3,000 shares of common stock vesting in full one year from the grant date, provided the optionee has attended at least 75% of the meetings of the Board and any committees on which he or she serves held during such period. As of March 31, 2000, options to purchase 103,125 shares were outstanding under the Directors' Plan and 217,500 shares remained available for grant.

         During the last fiscal year, options were granted under the Directors' Plan covering an aggregate of 3,000 shares to each of Messrs. Elmore and Pratt at an exercise price per share of $16.4375. Options covering 15,000 shares were granted to Mr. Inman at an exercise price per share of $16.1875 upon his initial election as a director during the last fiscal year. All options have exercise prices equal to the fair market value of the common stock at the time of the grant. As of March 31, 2000, 16,875 options had been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

                      SUMMARY OF COMPENSATION (1)


         The following table shows for the fiscal years ended January 31, 2000, 1999 and 1998 compensation awarded or paid to, or earned by, each person who served as the Company's Chief Executive Officer during the fiscal year ended January 31, 2000 and its other four most highly compensated executive officers at January 31, 2000 (the "Named Executive Officers"):

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                ANNUAL COMPENSATION              AWARDS
                                                                -------------------           ------------
                                               FISCAL                                       SHARES UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR          SALARY         BONUS (2)       OPTIONS (#) (3)       COMPENSATION (4)
---------------------------                     ----          ------         ---------       ---------------       ----------------
Jerry L. Fiddler (5).................           2000      $   252,619     $     164,063           55,000        $      28,523
     Chairman                                   1999      $   124,833     $      41,506           31,500        $      28,523
                                                1998      $   109,729     $      40,979          136,500                  --

Thomas St. Dennis (5)................           2000      $   160,769     $   1,281,321        1,100,000        $      71,984
     President and                              1999            --              --                 --                     --
     Chief Executive Officer                    1998            --              --                 --                     --

Ronald A. Abelmann (5)...............           2000      $   363,636 (6)       --               112,500        $     194,403 (7)
     Former President and                       1999      $   325,000     $     132,075 (8)      112,500        $     187,553
     Chief Executive Officer                    1998      $   271,250     $     127,875 (8)      325,000                  --

David G. Fraser......................           2000      $   195,750     $     107,037           80,000        $      18,622
     Vice President and General Manager,        1999      $   178,333     $      68,226           45,000        $      18,622
     Wind River Networks business unit          1998      $   153,417     $      73,147          100,000                  --

Richard W. Kraber....................           2000      $   197,500     $      99,537           60,000        $      67,909
     Vice President of Finance,                 1999      $   178,333     $      67,714           45,000        $      67,909
     Chief Financial Officer and Secretary      1998      $   153,750     $      72,992          100,000                  --

Peter J. Richards (9)................           2000      $   212,500     $     112,308           80,000        $      88,509 (10)
     Vice President of Americas Sales           1999      $    79,558     $      27,659          420,000                  --
                                                1998            --              --                 --                     --

---------------------------

(1) In accordance with the rules of the Commission, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2) Includes bonuses and sales commissions earned in respective fiscal year and paid the following fiscal year pursuant to the Company's fiscal management incentive arrangements.

(3) With the exception of the option grants to Mr. Fiddler, all options granted have exercise prices equal to 100% of the fair market value of the common stock at the time of the grant. Option grants to Mr. Fiddler were made at 110% of the fair market value of the common stock at the time of the grant.

(4) Amounts represent life insurance premiums paid on behalf of each Named Executive Officer. Of the premiums paid in fiscal year 2000, the following amounts were reported as taxable income to each individual: Mr. Fiddler ($102), Mr. St. Dennis ($1,575), Mr. Abelmann ($2,203), Mr. Fraser ($400),
     Mr. Kraber ($632), and Mr. Richards ($910).

(5) In July 1999, Mr. Abelmann, Wind River's former Chief Executive Officer, resigned as an officer of the Company. Mr. Fiddler served as chief executive on an interim basis until Mr. St. Dennis joined the Company as its President and Chief Executive Officer in September 1999.

(6) Compensation for fiscal year 2000 includes consulting payments made to Mr. Abelmann following his resignation.

(7)  Includes $6,850 of travel expenses for Mr. Abelmann's spouse.

(8) Payment of all of Mr. Abelmann's bonus for fiscal years 1998 and 1999 has been deferred.

(9)  Mr. Richards became an officer of the Company in September 1998.

(10) Includes $41,229 in relocation expenses and $6,850 of travel expenses for Mr. Richards' spouse.


                      STOCK OPTION GRANTS AND EXERCISES

         Wind River's executive officers are awarded stock options under the 1987 Equity Incentive Plan and 1998 Equity Incentive Plan (the "Equity Plans"). The Equity Plans provide that, in the event of a dissolution or liquidation of the company, specified type of merger or other corporate reorganization, at the sole discretion of the Board and to the extent permitted by law, any surviving corporation will be required to either assume options outstanding under the Equity Plans or substitute similar awards for those outstanding under the Equity Plans, outstanding options will continue in full force and effect or outstanding options will be accelerated. In the event that any surviving corporation declines to assume or continue options outstanding under the Equity Plans, or to substitute similar awards, then the time during which such options may be exercised will be accelerated and the options terminated if not exercised at or prior to such event. The Equity Plans also provide for the acceleration of vesting for options that otherwise would vest within the thirty (30) month period following the occurrence of certain hostile changes of control. A "hostile" change of control would involve either (i) the acquisition by any person or related group of a majority of the Company's voting securities which has not been approved by the Board of Directors or (ii) a change of a majority of the members of the Board of Directors in a 24-month period where the new directors were not approved by a majority of the members of the Board of Directors at the beginning of such period or were seated as the result of a proxy contest or other contest over election of members of the Board of Directors.

         The following tables show for the fiscal year ended January 31, 2000, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers:

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                          % OF TOTAL
                         NUMBER OF         OPTIONS                                      POTENTIAL REALIZABLE VALUE AT
                           SHARES         GRANTED TO                                 ASSUMED ANNUAL RATES OF STOCK PRICE
                         UNDERLYING      EMPLOYEES IN    PER SHARE                    APPRECIATION FOR OPTION TERM (4)
                         OPTIONS            FISCAL       EXERCISE      EXPIRATION    ----------------------------------
NAME                  GRANTED (#) (1)     YEAR (2)         PRICE          DATE              5%               10%
------------------    ---------------     ---------        -----          ----              --               ---

Jerry L. Fiddler             31,500           0.73%     $    14.9875   4/12/2009     $        699,101  $     1,113,202
                             23,500           0.55%     $    15.675     5/5/2009     $        545,476  $       868,580

Thomas St. Dennis         1,100,000          25.66%     $    16.00      9/6/2009     $     28,668,545  $    45,649,867

Ronald A. Abelmann          112,500           2.62%     $    13.625    4/12/2009     $      2,496,790  $     3,975,721

David G. Fraser              55,000           1.28%     $    13.625    4/12/2009     $      1,220,653  $     1,943,686
                             45,000           1.05%     $    14.25      5/5/2009     $      1,044,529  $     1,663,237

Richard W. Kraber            45,000           1.05%     $    13.625    4/12/2009     $        998,716  $     1,590,288
                             15,000           0.35%     $    14.25      5/5/2009     $        348,176  $       554,412

Peter J. Richards            80,000           1.87%     $    13.625    4/12/2009     $      1,775,495  $     2,827,179

---------------------

(1) Options generally become exercisable at a rate of 1/4 of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each month thereafter.

(2) Based on options to purchase 4,286,377 shares of common stock granted in the fiscal year ended January 31, 2000.

(3) For all options granted in fiscal year 2000 (with the exception of the grants to Mr. Fiddler as explained in the summary compensation table), the exercise price is equal to the fair market value of the Company's common stock at the time of the grant.

(4) The potential realizable value is based on the term of the option at its time of grant. In accordance with rules promulgated the Securities and Exchange Commission, it is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Unless the market price of the Company's common stock appreciates over the option term, no value will be realized from these option grants. There can be no assurance that the values shown in this table will be achieved.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                AND VALUE OF OPTIONS AT END OF FISCAL YEAR 2000

         The Named Executive Officers did not exercise any stock options during the fiscal year ended January 31, 2000. The following table sets forth for each of the Named Executive Officers the number and value of securities underlying unexercised options held by the Named Executive Officers at January 31, 2000:


                             NUMBER OF SECURITIES UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                                  OPTIONS AT END OF FISCAL 2000(#)                        END OF FISCAL 2000
                             -------------------------------------------     --------------------------------------------
          NAME                  EXERCISABLE            UNEXERCISABLE             EXERCISABLE            UNEXERCISABLE
--------------------------   -----------------      -------------------       -----------------      -------------------
Jerry L. Fiddler............        164,937                    128,938      $        1,946,713      $            999,816

Thomas St. Dennis...........              0                  1,100,000      $                0      $         14,987,500

Ronald A. Abelmann..........        783,125                    387,813      $       12,309,776      $          3,097,667

David G. Fraser.............         91,257                    252,871      $        1,141,395      $          2,160,084

Richard W. Kraber...........        158,859                    216,141      $        2,666,727      $          1,599,257

Peter J. Richards...........        109,998                    390,002      $          371,243      $          2,326,257


         EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

         THOMAS ST. DENNIS. In September 1999, Wind River and Mr. St. Dennis entered into an employment agreement providing for the employment of Mr. St. Dennis as President and Chief Executive Officer. The agreement provided for Mr. St. Dennis to receive, for fiscal year 2000, an annualized base salary of $400,000, an annualized bonus of $800,000 for on-plan performance, as determined by the Board of Directors, and a sign-on bonus of $959,121. For fiscal years subsequent to 2000, Mr. St. Dennis will receive a bonus equal to twice his base salary for on-plan performance and an additional performance bonus of up to 50% of such amount for performance exceeding plan.

         The employment agreement also provided that Mr. St. Dennis would receive an option to purchase 1,100,000 shares of Wind River common stock. In addition, the company agreed to lend Mr. St. Dennis up to $2,397,802 to purchase shares of Wind River common stock during the first six months of his employment with the company, secured by a pledge of personal property.

         In the event Mr. St. Dennis' employment with the company is terminated other than for Cause, or if he resigns his employment with Good Reason (as each is defined in the employment agreement), in each case other than within 12 months of a change of control (in which event Mr. St. Dennis would receive benefits under the Change in Control Incentive and Severance Benefit Plan described below), Mr. St. Dennis will provide certain consulting services for one year thereafter in exchange for compensation in an amount equal to his annual salary at the time of such termination and a pro rata share of the target on-plan bonus for the year.

         RONALD A. ABELMANN. In connection with Mr. Abelmann's resignation as Wind River's chief executive officer in July 1999, the company and Mr. Abelmann entered into a retirement and consulting agreement under which, in exchange for certain consulting services, the company will pay Mr. Abelmann $29,356 per month through March 31, 2002. The company also will make three years of payments under Mr. Abelmann's split dollar life insurance arrangement. In addition, Mr. Ablemann's unvested options to purchase 225,723 shares of Wind River common stock were accelerated to become fully vested as of the resignation date, and options to purchase 207,500 shares were cancelled.

         CHANGE IN CONTROL INCENTIVE AND SEVERANCE BENEFIT PLAN. In November 1995, the Compensation Committee of the Board of Directors adopted the Change in Control Incentive and Severance Benefit Plan (the "Severance Plan") to provide an incentive to officers of Wind River with the title of Vice President or above in the event of certain change of control transactions, and severance benefits in the event of certain terminations of employment within 12 months of the change of control.

         Upon the occurrence of a change of control, all executive officers, except the Chief Executive Officer, will receive acceleration of vesting for all shares subject to stock options that otherwise would have vested within one year of the date of the change of control. The Chief Executive Officer will receive two years' worth of accelerated vesting, except to the extent that the option acceleration would create adverse tax consequences for the Chief Executive Officer and Wind River under the golden parachute provisions of sections 280G and 49999 of the Internal Revenue Code of 1986, as amended, in which case the Chief Executive Officer will have accelerated the maximum number of shares allowed under the golden parachute provisions.

         If an executive officer other than the Chief Executive Officer is terminated without Cause or voluntarily terminates with Good Reason (as each is defined in the Severance Plan), within 12 months of a change in control, the executive will receive continued compensation for 12 months (including an estimated bonus amount), continued health insurance for the same period, and accelerated vesting of stock options that otherwise would vest within one year of the date of termination. In addition, for the Chief Executive Officer, any shares which would have received acceleration of vesting on account of the change in control but did not because of the limitation to avoid the golden parachute tax provisions shall receive accelerated vesting on the termination date. If the total severance payments would cause an executive to become liable for golden parachute excise tax payments, then Wind River shall pay that executive's excise tax liability and all other taxes associated with Wind River's payment of the excise tax in order to leave the executive in the same after-tax position as if no excise tax had been imposed.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 2000 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                               BENEFICIAL OWNERSHIP (1)

           BENEFICIAL OWNERS                       NUMBER OF SHARES                       PERCENT OF TOTAL
----------------------------------------      --------------------------             --------------------------
Firsthand Capital Management, Inc. ...                4,738,300                                 6.70%
     101 Park Center Plaza
     San Jose, CA 95113

Narendra Gupta (2)....................                4,383,876                                 6.20%
     500 Wind River Way
     Alameda, CA 94501

Jerry L. Fiddler (3)..................                4,336,226                                 6.12%
     500 Wind River Way
     Alameda, CA 94501

Franklin Advisers, Inc................                3,743,000                                 5.30%
     777 Mariners Island Blvd.
     San Mateo, CA 94404

Ronald A. Abelmann (4)................                  906,826                                 1.27%

William B. Elmore (5) ................                  355,782                                   *

Richard W. Kraber (6) ................                  222,051                                   *

Peter J. Richards (7) ................                  189,165                                   *

David G. Fraser (8)...................                  170,770                                   *

Thomas St. Dennis (9).................                  136,000                                   *

Grant Inman (10)......................                  144,000                                   *

John C. Bolger (11)...................                   59,340                                   *

David B. Pratt (12)...................                   42,107                                   *

All executive officers and directors
as a group (21 persons) (13)..........               14,673,028                                19.94%


------------------------
* Less than one percent.

(1) This table is based upon information known to the Company. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 70,692,511 shares outstanding on March 31, 2000, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(2) Includes 3,431,784 held by the Narendra and Vinita Gupta Living Trust, dated 12/2/94, of which Mr. Gupta is a trustee; 920,000 shares held by the Gupta Irrevocable Children Trust, of which Mr. Gupta is also a trustee; and 7,176 shares held in an account under the Uniform Gift to Minors Act, of which Mr. Gupta is the custodian. Also includes 24,916 shares subject to stock options exercisable within 60 days of March 31, 2000.

(3) Includes 3,262,930 shares held by the Fiddler and Alden Family Trust, of which Mr. Fiddler is a trustee; 555,000 shares held by the Jazem II Family Partners LP, of which Mr. Fiddler is a general partner; and 324,953 shares held by Jazem III Family Partners LP, of which Mr. Fiddler is a partner. Also includes 193,343 shares subject to stock options exercisable within 60 days of March 31, 2000.

(4) Includes 871,093 shares subject to stock options exercisable within 60 days of March 31, 2000.

(5) Includes 46,875 shares subject to stock options exercisable within 60 days of March 31, 2000.

(6) Shares are subject to stock options exercisable within 60 days of March 31, 2000.

(7) Shares are subject to stock options exercisable within 60 days of March 31, 2000.

(8) Includes 162,477 shares subject to stock options exercisable within 60 days of March 31, 2000.

(9) Shares are held by the St. Dennis Family Trust, of which Mr. St. Dennis is a trustee.

(10) Includes 75,000 shares held by the Inman Living Trust UAD 5/9/89, of which Mr. Inman is a trustee; 42,000 shares held by the Grant N. Inman SSB Keogh PS Custodian the West Ven Keogh, of which Mr. Inman is a custodian; 4,000 shares held by GWIK, a partnership, of which Mr. Inman is a partner; 11,500 shares held by the Bonner Trust 1988 MBI UAD 12/22/99, of which Mr. Inman's wife is a trustee; and 11,500 shares held by the Bonner Trust 1988 CAI UAD 12/22/88, of which Mr. Inman's wife is a trustee.

(11) Includes 55,200 shares subject to stock options exercisable within 60 days of March 31, 2000.

(12) Includes 30,000 shares subject to stock options exercisable within 60 days of March 31, 2000.

(13) Includes 2,905,315 shares subject to stock options held by officers and directors exercisable within 60 days of March 31, 2000.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO OFFICERS

         In April 1999, Wind River loaned Mr. Richards $145,000 to purchase real property. The loan bears interest at the rate of 7% per annum and has a five-year term. The loan may be accelerated to become due 30 days following Mr. Richards' termination of employment with Wind River. The loan is secured by personal property. As of May 15, 2000, the principal and interest outstanding under the loan totaled $155,714.

         In September 1999, Wind River agreed to lend Mr. St. Dennis up to $2,400,000 to purchase Wind River common stock, of which Mr. St. Dennis has borrowed $1,900,000. The loan bears interest at the rate of 5.98% per annum, and has a nine-year term. The loan may be accelerated if certain events of default occur, including termination of Mr. St. Dennis' employment with Wind River. As of May 15, 2000, principal and interest outstanding under the loan totaled $1,956,740.

         In May 2000, Wind River loaned Curtis B. Schacker, Vice President of Marketing and Corporate Development, $1,850,000 to purchase real property. The loan bears interest at the rate of 7.125% per annum and has a two-year term. The loan may be accelerated if certain events of default occur, including termination of Mr. Schacker's employment with Wind River. The loan is secured by real and personal property. As of May 25, 2000, principal and interest outstanding under the loan totaled $1,850,000.

INDEMNIFICATION AND LIMITATION OF DIRECTOR AND OFFICER LIABILITY

         The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

                                   SIGNATURE

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alameda, State of California, on the 30th day of May, 2000.



                                    WIND RIVER SYSTEMS, INC.


                                    By: /s/ Richard W. Kraber
                                        --------------------------------
                                        Richard W. Kraber
                                        Vice President of Finance, Chief
                                        Financial Officer and Secretary