Form 10-Q
period 2000-04-30
WIND RIVER SYSTEMS INC
filed 2000-06-14
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 2000.

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

     72,423,814 shares of Common Stock, $.001 par value, as of June 9, 2000

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                          QUARTER ENDED APRIL 30, 2000

                                      INDEX

Part I:           FINANCIAL INFORMATION

                  Item 1.           Financial Statements                                  3

                                    Condensed Consolidated Statements of Operations
                                    for the three month periods ended April 30,
                                    2000 and 1999                                         3

                                    Condensed Consolidated Balance Sheets at
                                    April 30, 2000 and January 31, 2000                   4

                                    Condensed Consolidated Statements of Cash
                                    Flows for the three month periods ended
                                    April 30, 2000 and 1999                               5

                                    Notes to the Condensed Consolidated
                                    Financial Statements                                  6

                  Item 2.           Management's  Discussion and Analysis of
                                    Financial Condition and Results of Operations        15

                  Item 3.           Quantitative and Qualitative Disclosures
                                    about Market Risk                                    32

Part II:          OTHER INFORMATION

                  Item 2.           Changes in Securities and Use of Proceeds            34

                  Item 6.           Exhibits and Reports on Form 8-K                     34

Signature                                                                                35

                            WIND RIVER SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended
                                                                April 30,
                                                         2000             1999
                                                     --------------   ---------------
Revenues:
  Products                                           $       63,258   $        42,928
  Services                                                   28,380            25,354
                                                     --------------   ---------------
          Total revenues                                     91,638            68,282
                                                     --------------   ---------------

Cost of revenues:
  Products                                                    9,158             5,675
  Services                                                   13,008             9,801
                                                     --------------   ---------------
          Total cost of revenues                             22,166            15,476
                                                     --------------   ---------------

          Gross margin                                       69,472            52,806
                                                     --------------   ---------------

Operating expenses:
   Selling and marketing                                     38,232            26,224
   Product development and engineering                       18,261            11,632
   General and administrative                                 9,599             6,411
   Amortization of intangibles                                9,580               283
   Acquisition-related and other                             30,699               302
                                                     --------------   ---------------
            Total operating expenses                        106,371            44,852
                                                     --------------   ---------------

            Operating income (loss)                         (36,899)            7,954
                                                     --------------   ---------------

Other income (expense):
   Interest income                                            5,077             4,720
   Realized gain (loss) on investments                        6,356              (639)
   Interest expense and other, net                           (2,262)           (2,165)
                                                     --------------   ---------------
            Total other income                                9,171             1,916
                                                     --------------   ---------------

Income (loss) before provision for income taxes             (27,728)            9,870
Provision for income taxes                                    4,705             3,489
                                                     --------------   ---------------
            Net income (loss)                        $      (32,433)   $        6,381
                                                     ==============   ===============

Net income (loss) per share:
     Basic                                           $        (0.48)  $          0.10
     Diluted                                         $        (0.48)  $          0.10
Weighted average shares:
     Basic                                                   66,939            62,162
     Diluted                                                 66,939            65,557


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                April 30,          January 31,
                                                                                   2000                2000
                                                                            -------------------  -----------------
                                                                               (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                   $        87,227    $         77,929
  Short-term investments                                                               39,663              25,711
  Accounts receivable, net                                                             81,353              79,586
  Prepaid and other current assets                                                     40,096              35,375
                                                                            ------------------  ------------------
          Total current assets                                                        248,339             218,601
Investments                                                                           168,281             208,917
Land and equipment, net                                                                58,289              56,331
Intangibles                                                                           363,301              35,728
Other assets                                                                            9,701               9,769
Restricted cash                                                                        41,844              39,744
                                                                            --------------------------------------
                    Total assets                                              $       889,755    $        569,090
                                                                            ==================  ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $        26,449    $         10,551
  Line of credit                                                                           --               5,094
  Accrued liabilities                                                                  28,280              22,287
  Accrued compensation                                                                 20,871              17,910
  Income taxes payable                                                                 13,234               9,581
  Deferred revenue                                                                     55,712              49,401
                                                                            ------------------  ------------------
          Total current liabilities                                                   144,546             114,824
  Deferred taxes payable                                                               20,617              11,574
  Long-term debt                                                                      140,515             140,598
                                                                            ------------------  ------------------
          Total liabilities                                                           305,678             266,996
                                                                            ------------------  ------------------

Minority interest in consolidated subsidiary                                              712                 878
                                                                            ------------------  ------------------

Stockholders' equity:

  Common stock, par value $.001; 125,000 shares authorized;
      72,167 and 66,230 shares issued; 70,890 and 64,953
      shares outstanding                                                                   72                  66
  Additional paid in capital                                                          552,031             216,149
  Loan to stockholders                                                                 (3,081)             (1,900)
  Treasury stock, 1,277 shares, at cost                                               (29,488)            (29,488)
  Accumulated other comprehensive income (loss)                                        (3,626)             16,499
  Retained earnings                                                                    67,457              99,890
                                                                            ------------------  ------------------
          Total stockholders' equity                                                  583,365             301,216
                                                                            ------------------  ------------------
                    Total liabilities and stockholders' equity                $       889,755    $        569,090
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

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Three months ended
                                                                                                  April 30,
                                                                                             2000                1999
                                                                                     ----------------    ----------------
Cash flows from operating activities:

  Net income (loss)                                                                   $     (32,433)     $         6,381

  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                             13,561               3,695
    Deferred income taxes                                                                       (432)               (366)
    Minority interest in consolidated subsidiary                                                (166)                149
    Write-off of investment                                                                       --                 500
    Acquired in-process research and development                                               3,700                  --
    Change in assets and liabilities:
       Accounts receivable, net                                                                4,296              15,221
       Prepaid and other assets                                                                 (450)             (3,517)
       Accounts payable                                                                       12,751                 885
       Accrued liabilities                                                                     2,356              (7,201)
       Accrued compensation                                                                    1,235                 520
       Income taxes payable                                                                    3,653                 531
       Deferred revenue                                                                        4,866              (1,674)
       Other assets and liabilities                                                            1,417                (655)
                                                                                     ----------------    ----------------
        Net cash provided by operating activities                                             14,354              14,469
                                                                                     ----------------    ----------------

Cash flows from investing activities:

  Acquisition of equipment                                                                    (3,850)             (3,877)
  Capitalized software development costs                                                          --                (267)
  Purchases of investments                                                                   (21,553)            (55,772)
  Sales and maturities of investments                                                         28,466              73,078
  Acquisitions, net of cash acquired                                                          (5,474)                 --
  Restricted cash                                                                             (2,100)             (1,887)
                                                                                     ----------------    ----------------
        Net cash provided by (used in) investing activities                                   (4,511)             11,275
                                                                                     ----------------    ----------------

Cash flows from financing activities:

  Proceeds from issuance of Common Stock, net                                                  6,672               1,338
  Repayment of bank borrowings                                                                (2,584)                 --
  Repayment of line of credit                                                                 (5,094)                 --
  Purchase of treasury stock                                                                      --              (4,781)
  Repayment of loan by stockholder                                                               550                  --
                                                                                     ----------------    ----------------
       Net cash used in financing activities                                                    (456)             (3,443)
                                                                                     ----------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                                     (89)               (520)
                                                                                     ----------------    ----------------
Effect of changing fiscal year of acquired subsidiary                                             --              (4,816)
                                                                                     ----------------    ----------------
       Net increase in cash and cash equivalents                                               9,298              16,965
Cash and cash equivalents at beginning of period                                              77,929              61,916
                                                                                     ----------------    ----------------
Cash and cash equivalents at end of period                                            $       87,227     $        78,881
                                                                                     ================    ================


                The accompanying notes are an integral part of these
                   condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River" or the "Company") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2000 which are included in Wind River's Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2001, or for any future period.

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

On February 15, 2000, Wind River completed its acquisition of Integrated Systems, Inc. in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock, and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation in a stock-for-stock merger transaction. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The acquisition has been accounted for as a purchase.

Wind River's fiscal year ends on January 31. Prior to its acquisition by Wind River, Integrated Systems' fiscal year ended on the last day of February. Integrated Systems changed its fiscal year-end to January 31 to conform to Wind River's fiscal year-end. Prior to its acquisition by Wind River, Embedded Support Tools' fiscal year ended on the last day of December. The condensed consolidated statement of operations for the quarters ended April 30, 2000 and 1999 reflect the combined results of operations of Wind River and Integrated Systems for the quarters ended April 30, 2000 and 1999, respectively, which include the results of operations for the quarters ended March 31, 2000 and 1999, respectively, of Wind River's and Integrated Systems' international subsidiaries. The condensed consolidated statement of operations for the quarter ended April 30, 2000 also includes the results subsequent to the acquisition date of Embedded Support Tools, which incorporates the results of domestic operations for the month ended April 30, 2000.

The condensed consolidated balance sheets as of January 31, 2000, combine the assets, liabilities and stockholders' equity of Wind River at January 31, 2000 with the assets, liabilities and stockholders' equity of Integrated Systems as of January 31, 2000. The condensed consolidated balance sheets as of April 30, 2000, combine the assets, liabilities and stockholders' equity of Wind River, Integrated Systems, and Embedded Support Tools as of April 30, 2000.

The condensed consolidated financial statements include the accounts of Wind River and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been presented to reflect acquisitions accounted for as pooling of interests for all periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstance surrounding these estimates could result in a change to the estimates and affect future operating results.

Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

2.       Acquisitions

On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc. RouterWare developed and marketed a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. In connection with the merger: (a) each outstanding share of RouterWare common stock was exchanged for 1.82731 shares of Wind River common stock, resulting in the issuance of an aggregate of 730,923 shares of Wind River common stock for all outstanding shares of RouterWare common stock, and
(b) all options to purchase shares of RouterWare common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 634,065 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of RouterWare.

In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

On February 15, 2000, Wind River completed its acquisition of Integrated Systems, Inc. in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock, and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems.

The results of operations for the three months ended April 30, 1999, are summarized as follows:

                                                                      Three Months Ended
                                                                           April 30,
(In thousands)                                                               1999
                                                         ----------------------------------------------
                                                               Revenues                Net income

  Wind River                                           $        32,600           $        4,154
  RouterWare                                                       876                      114
                                                         ----------------------    --------------------
     Combined                                                   33,476                    4,268
  Integrated Systems                                            34,806                    2,113
                                                         ----------------------    --------------------
     Combined                                          $        68,282           $        6,381
                                                         ----------------------    --------------------



Wind River and Integrated Systems incurred approximately $27.0 million of costs associated with the merger, including $11.1 million for investment banking fees, $7.2 million in severance payments, $4.5 million for office closure and other costs, $3.6 million for legal, accounting and other professional fees, and $0.6 million for general integration costs.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation in a stock-for-stock merger transaction. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $335.4 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $2.0 million. The fair market value of the exchanged options to purchase 1,122,855xv shares was valued using the Black-Scholes option pricing model with the following assumptions: (a) expected volatility of 70%;
(b) weighted-average risk-free interest rate of 6.5%; (c) expected option life of approximately 3 years; (d) no expected dividends. Wind River's operating results for the three months ended April 30, 2000 include the results of Embedded Support Tools from the date of acquisition, March 31, 2000. The acquisition was accounted for as a purchase.

Wind River's consolidated balance sheet as of April 30, 2000 reflects a preliminary allocation of the purchase price of Embedded Support Tools, which resulted in a change of accounts receivable, prepaid and other current assets, long term investments, fixed assets, and current and long term liabilities. Identifiable intangible assets include completed technology, trade name and workforce. Wind River recorded an expense of $3.7 million for the in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001.

The amount allocated to the in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments from an analysis performed by an independent appraiser, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to core technology and the percentage completion of the project. The resulting cash flows were then discounted back to their present value at appropriate discount rates.

The discount rate selected for estimating future cash flows was 20%. In selection of the appropriate discount rate, consideration was given to the Company's estimated weighted average return on working capital and the Company's estimated weighted average return on assets. The discount rate used was determined to be higher than the Company's estimated weighted average return on working capital due to the fact that the technology has not yet reached technological feasibility as of the date of the valuation. In utilizing a discount rate greater than the Company's weighted average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

There was one project included in the in-process research and development for Embedded Support Tools. The applications from this process will be integrated into Wind River's products. The efforts required to complete the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements.

The allocation of the purchase price is summarized below (in thousands):



         Completed technology                                           $15,150

         In-process research and development                              3,700

         Trademark                                                          650

         Workforce                                                        5,650

         Assumed net assets/liabilities                                   3,206

         Deferred tax liability                                         (9,325)

         Goodwill                                                       316,368
                                                                       --------
         Total purchase price                                          $335,399
                                                                       ========

The Company is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

During the three months ended April 30, 2000, Wind River amortized $7.0 million of goodwill and other intangible assets acquired from Embedded Support Tools. The goodwill and other intangible assets are being amortized over a four-to-five year period.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

                                                  Three Months Ended
                                                      April 30,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
(in thousands, except per share data)

Net revenue                                     $107,179       $ 73,678
                                                ========       ========

Net income (loss)                               $(48,503)      $(14,798)
                                                ========       ========

Earnings (loss) per share - basic & diluted     $  (0.72)      $  (0.24)
                                                ========       ========

3.       Revenue Recognition

Revenues are derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions".

Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Provisions for sales returns are provided at the time of revenue recognition based upon estimated returns.

Services revenue from consulting and training is recognized as the services are performed. Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. To date, no provision has been necessary.

Maintenance contracts include the right to unspecified updates, upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract, which is typically one year.

Customer billing occurs in accordance with contract terms. Customer advances and amounts billed to customers in excess of revenue recognized are recorded as deferred revenue. Amounts recognized as revenue in advance of billing (typically under percentage-of-completion accounting) are recorded as unbilled receivables.

4.       Cash and Cash Equivalents, Investments and Restricted Cash

Cash equivalents consist of highly liquid investments with a remaining maturity at the date of purchase of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

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

Comprehensive income for the three months ended April 30, 2000 and 1999 is as follows:


                                                          Three Months Ended
                                                              April 30,
                                                     -----------------------------
(In thousands)                                            2000          1999
                                                     -------------  --------------
Net income (loss)                                    $   (32,433)    $      6,381
                                                     -------------  --------------
Other comprehensive income

   Foreign currency translation adjustments                   57          (  671)
   Unrealized loss on investments                        (20,182)         (  540)
                                                     -------------  --------------
Other comprehensive loss                                 (20,125)         (1,211)
                                                     -------------  --------------
Total comprehensive income (loss)                    $   (52,558)    $     5,170
                                                     =============  ==============

6.       Net Income Per Share

Wind River reports both basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding and diluted net income
(loss) per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Potential dilutive common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method).

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

                                                           Three Months Ended
                                                               April 30,
                                                     -----------------------------
(In thousands, except per share information)                  2000          1999
                                                     -------------  --------------

Shares used in basic net income (loss)
      per share computation                                66,939          62,162
Effect of dilutive potential common shares                   -              3,395
                                                     -------------  --------------
Shares used in diluted net income (loss)
     per share computation                                 66,939          65,557
                                                     -------------  --------------


Dilutive potential common shares totaling approximately 6.1 million were excluded from the computation of the number of shares used in the diluted net income (loss) per share calculation for the three months ended April 30, 2000 as their inclusion would be anti-dilutive. The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from both the above computations. In addition, options to purchase approximately 51,000 and 4.5 million common shares which were outstanding at April 30, 2000 and 1999, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective quarter and the effect would be anti-dilutive. The exercise prices of these options ranged from $42.75 to $60.50 and $19.00 to $31.92 at April 30, 2000 and 1999, respectively.

7.       Commitments and Contingencies

In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of April 30, 2000, the lessor has funded a total of $6 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and London interbank offering rate ("LIBOR").

8.       Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At April 30, 2000, Wind River had outstanding forward contracts to hedge certain foreign currency transaction exposures in Japanese Yen and certain European currencies. The difference between cost and estimated fair value at April 30, 2000 was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month LIBOR, to a fixed rate of 5.9%. At October 31, 1999, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the swap agreement will be recognized as an adjustment to rent expense related to the operating lease. The swap agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

9.       Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. Wind River has not yet determined the impact, if any, of adopting this statement.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

10.      Segment and Geographic Information

Wind River operates in one industry segment --technology for embedded operating systems, and management uses one measurement of profitability for its business.

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


                               Revenues                           Assets
                        ------------------------     ---------------------------------
                          Three months ended
(In thousands)                 April 30,                    April 30,     January 31,
                        ------------------------     ---------------------------------
                            2000          1999                 2000           2000
                        ------------ -----------     ----------------- ---------------
 United States           $   59,000   $  40,980        $       817,625   $    471,199
 Japan                        9,267      10,320                 31,603         31,717
 Other International         23,371      16,982                 40,527         66,174
                        ------------ -----------     ----------------- ---------------
 Consolidated            $   91,638   $  68,282        $       889,755   $    569,090
                        ============ ===========     ================= ===============

Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

11.      Special Charges

During the three months ended April 30, 1999, Wind River recognized a charge totaling $500,000 for the difference between the carrying amount of its investment in XACT, Inc. and its net realizable value. This charge is included in interest expense and other for the three months ended April 30, 1999. In addition, the Company expensed $302,000 in connection with the costs associated with hiring the XACT employees, acquiring equipment and other assets of XACT and revising a second distribution agreement for a certain product with XACT. This charge is included in general and administrative expenses for the three months ended April 30, 1999.

12.      Secured Promissory Notes with Stockholders

On September 7, 1999, the Company's Chief Executive Officer signed a secured promissory note to borrow up to $2.4 million from the Company to purchase shares of our common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. As of April 30, 2000, Mr. St. Dennis had borrowed $1.9 million against the note. This loan is full recourse and is secured by a pledge of personal property. The loan amount outstanding as of April 30, 2000 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

On December 15, 1999 and March 31, 2000 Embedded Support Tools issued promissory notes to seven stockholders totaling approximately $1.2 million, collateralized by common stock. The notes are due no later than April 1, 2005 and bear interest at the rate of 6.5% per year. Following the acquisition of Embedded Support Tools, the notes are secured by Wind River common stock and are reflected as a reduction of equity in the accompanying balance sheet.

13.      Subsequent Events

On May 1, 2000, Wind River acquired AudeSi Technologies, which is a supplier of embedded Java-TM--based tools and other components for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of a share of Wind River common stock resulting in the issuance of an aggregate of 957,169 shares of Wind River common stock, and (b) all options to purchase AudeSi common stock immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The acquisition was accounted for as a purchase. AudeSi's staff members of approximately 50, including its senior management team, will become part of Wind River's Consumer business unit and remain located in Calgary, Alberta, Canada.

                            WIND RIVER SYSTEMS, INC.

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others are discussed in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. Wind River disclaims any obligation to update any of the forward-looking statements contained in this report to reflect any future events or developments. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. Wind River's products enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc. RouterWare developed and marketed a suite of software modules used in data communications products such as bridges, routers, gateways, and remote access servers. In connection with the merger: (a) each outstanding share of RouterWare common stock was exchanged for 1.82731 shares of Wind River common stock, resulting in the issuance of an aggregate of 730,923 shares of Wind River common stock for all outstanding shares of RouterWare common stock, and
(b) all options to purchase shares of RouterWare common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 634,065 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

On February 15, 2000, Wind River completed its acquisition of Integrated Systems, Inc. in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock, and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems. Wind

River and Integrated Systems incurred approximately $27.0 million of costs associated with the merger, including $11.1 million for investment banking fees, $7.2 million in severance payments, $4.5 million for office closure and other costs, $3.6 million for legal, accounting and other professional fees and $0.6 million for general integration costs.

On March 15, 2000, Wind River announced its strategic investment in Highlander Engineering, Inc., a privately held company. A member of Wind River management will join the Highlander board of directors.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation in a stock-for-stock merger transaction. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The acquisition has been accounted for as a purchase. Wind River's operating results for the three months ended April 30, 2000 include the results of Embedded Support Tools from the date of acquisition. Wind River's consolidated balance sheet, as of April 30, 2000, reflects a preliminary allocation of the purchase price of Embedded Support Tools, of $335.4 million. Identifiable intangible assets include completed technology, trade name and workforce. Wind River recorded an expense for the in-process research and development of $3.7 million, which was charged against earnings in the first quarter of fiscal year 2001.

On May 1, 2000, Wind River acquired AudeSi Technologies, which is a supplier of embedded Java-TM--based tools and other components for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of a share of Wind River common stock resulting in the issuance of an aggregate of 957,169 shares of Wind River common stock, and (b) all options to purchase AudeSi common stock immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The acquisition was accounted for as a purchase.

Results of Operations

Operating results as a percentage of revenue for the three month periods ended April 30, 2000 and 1999 are summarized in the following table:


                                                             Three months ended
                                                                 April 30,
                                                          2000              1999
                                                     --------------      --------------
Revenues:

  Products                                                      69%                 63%
  Services                                                      31                  37
                                                     --------------      --------------
     Total revenues                                            100                 100
                                                     --------------      --------------

Cost of revenues:

  Products                                                      10                   8
  Services                                                      14                  15
                                                     --------------      --------------
     Total cost of revenues                                     24                  23
                                                     --------------      --------------

          Gross margin                                          76                  77
                                                     --------------      --------------

Operating expenses:

   Selling and marketing                                        42                  39
   Product development and engineering                          20                  17
   General and administrative                                   10                   9
   Amortization of intangibles                                  10                  --
   Acquisition-related and other                                34                  --
                                                     --------------      --------------
            Total operating expenses                           116                  65
                                                     --------------      --------------

              Operating income (loss)                          (40)                 12
                                                     --------------      --------------

Other income (expense):

   Interest income                                               6                   7
   Realized gain (loss) on investments                           7                  (1)
   Interest expense and other, net                              (3)                 (3)
                                                     --------------      --------------
            Total other income                                  10                   3
                                                     --------------      --------------

Income (loss) before provision for income taxes                (30)                 15
Provision for income taxes                                       5                   5
                                                     --------------      --------------
                Net income (loss)                              (35)%(1)             10%(2)
                                                     ==============      ==============

(1) The Condensed Consolidated Statements of Income for the first quarter of fiscal 2001 includes charges of 34% ($30.7 million) in acquisition-related and other charges associated with the acquisition and integration of Integrated Systems and Embedded Support Tools and 10% ($9.6 million) of amortization of goodwill, purchased technology and other intangibles.

(2) The first quarter of fiscal 2000 includes $283,000 of amortization of goodwill, purchased technology and other intangibles, $302,000 of acquisition-related and other charges and $500,000 related to the write-off of an investment in XACT.

REVENUES

Total revenues for the three month period ended April 30, 2000 were $91.6 million, compared to $68.3 million for the same period in fiscal 2000. Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from software development and porting contracts, software maintenance and support contracts, and customer training and consulting. Software maintenance and support contracts are generally sold separately from the software licenses and tools. The increase in total revenues of 34% for the three month period ended April 30, 2000 is due to increases in the volume of revenues from both products and services.

Revenues from the sale of products increased 47% to $63.3 million for the three month period ended April 30, 2000, compared to $42.9 million for the same period in fiscal 2000. Product revenues primarily consist of development, OEM and run-time license fees. Wind River typically charges a one-time fee for development licenses, a separate OEM license fee for each customer development project and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. The increase in product revenues was due primarily to increases in development, OEM and run-time license revenues, as Wind River's products continue to be purchased by customers for their product development projects, customer developed products continuing to be accepted by end-users, and from the expansion of our product lines resulting from research and development and the integration of products from acquired companies, including Embedded Support Tools, which was acquired on March 31, 2000. Product revenues are generally recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements providing that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Services revenue increased 12% to $28.4 million for the three month period ended April 30, 2000, compared to $25.4 million for the same period in the prior fiscal year. The increase was primarily due to increases in revenue from maintenance support agreements, both new and recurring, professional services related to long-term application development, as well as shorter field consulting assignments, and training resulting from the increase in Wind River's installed base of Tornado-TM- software development environment and software applications provided to customers. These increases were partially offset by a decline in revenues from engineering services. Wind River believes that the decline in engineering services is the result of many of those contracts moving into our professional services group.

Deferred revenue results primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the contracts, certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as the services are performed.

Total revenues from international sales for the three month period ended April 30, 2000 were $32.6 million, compared to $27.3 million for the same period in the prior fiscal year. The increase of 20% for the three months ended April 30, 2000 was due to increased demand for our products and services in Europe and the Asia Pacific region. International revenues accounted for 36% of total revenues for the three month period ended April 30, 2000, compared to 40% for the same period in the prior fiscal year. The decrease is due to domestic sales increasing at a faster rate than international sales. The decrease is also related to a decrease in revenues from Japan as a result of the transition to a new distribution model in which Wind River will sell directly to its customers in Japan. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce our revenues and backlog in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on our results of operations. We enter into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related fluctuations of certain foreign currencies against the dollar have occurred. These factors could adversely affect our future sales and operating expenses, which could have a material adverse effect on our business, results of operations and financial condition. See "Additional Risk Factors that may affect Future Results of Operations - Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business".

COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 24% for the three month period ended April 30, 2000, compared to 23% for the same period of fiscal 2000.

Product-related cost of sales as a percentage of product revenues was 14% for the three month period ended April 30, 2000, compared to 13% for the corresponding period of the prior fiscal year. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software and documentation and packaging and the cost of material and labor for hardware shipped. The increase in this percentage is primarily due to a reduction in the net realizable value of prepaid royalties to Liberate Technologies, Inc. of approximately $1.0 million, as Wind River moved to a different technology to support its Java applications. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products, including Tornado II, as well as future versions and configurations, Tornado for Embedded Internet products and Tornado for Managed Switches and by royalty payments to other third parties for sales related to their products.

Service related cost of revenues as a percentage of service revenues was 46% for the three month period ended April 30, 2000, compared to 39% for the same period in fiscal year 2000. Service related cost of revenues consists primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our investment in developing new services offerings and the addition of new personnel and certified third party contractors to our professional services organization. We expect that cost of service revenues will increase in absolute dollars as we continue to increase our customer support staff, customer support capabilities and professional services organization.

OPERATING EXPENSES

Selling and marketing expenses were $38.2 million for the three month period ended April 30, 2000, compared to $26.2 million for the same period in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 42% for the three month period ended April 30, 2000, compared to 39% for the corresponding period in the prior fiscal year. The increase resulted primarily from the growth in the number of sales and marketing personnel and related costs, including the costs associated with a new sales commission plan, increases in expenses related to marketing and advertising programs including costs for new product introductions, promotions and trade shows, and the costs associated with integrating Integrated Systems with Wind River. The integration costs include reprinting marketing collateral, sales meetings, trade show promotions, advertisements and web-site development. The increase is also attributable to the inclusion of sales and marketing expenses related to Embedded Support Tools from the date of its acquisition on March 31, 2000. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff.

Product development and engineering expenses were $18.3 million for the three month period ended April 30, 2000, compared to $11.6 million for the same period in the prior fiscal year. As a percentage of total revenue, product development and engineering expenses were 20% for the three month period ended April 30, 2000, compared to 17% for the corresponding period in the prior fiscal year. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with the XACT engineering team Wind River hired in April 1999 and with the additional engineering staff as a result of the acquisitions of RouterWare on June 30, 1999, Integrated Systems on February 15, 2000 and Embedded Support Tools on March 31, 2000. We believe that product development and engineering expenses will continue to increase in absolute dollars as we continue to invest in the development of new products, technologies, applications and product enhancements.

General and administrative expenses were $9.6 million for the three month period ended April 30, 2000, compared to $6.4 million for the corresponding period in the prior fiscal year. As a percentage of total revenue, general and administrative expenses were 10% for the three month period ended April 30, 2000 compared to 9% for the corresponding period in the prior fiscal year. The increase of $3.2 million was due primarily to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration to support the growth of Wind River and to integrate the companies we acquire. During the remainder of fiscal year 2001, we expect to incur expenses related to our enterprise resource planning system as we integrate data from the Integrated Systems and the Embedded Support Tools acquisitions. We believe that general and administrative expenses will continue to increase in absolute dollars as we continue to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

Amortization of intangibles totaled $9.6 million for the three month period ended April 30, 2000 compared to $0.3 million for the same period ended April 30, 1999. The increase in amortization of intangibles is due to the amortization of identifiable intangibles and goodwill related to the Embedded Support Tools acquisition on March 31, 2000. During the three month period ended April 30, 2000, Wind River amortized $6.6 million of goodwill and $421,000 of identifiable intangible assets. As a result of the Embedded Support Tools acquisition, Wind River expects to amortize $330.8 million of goodwill and identifiable intangibles over approximately 4 years or approximately $21.0 million per quarter.

Acquisition-related and other expenses were $30.7 million for the three month period ended April 30, 2000 compared to $0.3 million for the same period in the prior fiscal year. For the three month period ended April 30, 2000, acquisition-related and other expenses are comprised of $27.0 million in costs associated with the acquisition of Integrated Systems and $3.7 million relating to the write-off of in-process research and development costs of Embedded Support Tools, as discussed below. The Integrated Systems acquisition costs of $27.0 million include: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance payments. In total, 87 employees have been terminated including 40 general and administrative employees, 33 sales and marketing employees and 14 employees from other areas. Employees have been terminated if their roles or functions were duplicated following the acquisition of Integrated Systems, (c) $4.5 million for office closure and other costs for surplus sales offices in the USA, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to professional costs associated with the acquisition process for Integrated Systems and professional fees associated with eliminating surplus legal entities existing in the USA, Europe and Japan as a result of the acquisition, and, (e) $0.6 million for general integration costs. The majority of the investment banking fees and legal, accounting and other professional fees are expected to be paid in the second quarter of fiscal 2001. Severance costs of $1.4 million were paid during the first quarter of fiscal 2001. The remaining severance costs are expected to be paid during the second and third quarters of fiscal 2001. The office closure costs relate to remaining lease payments on vacant offices extending to October 31, 2004.

Wind River recognized an in-process research and development charge of $3.7 million relating to the Embedded Support Tools acquisition during the first quarter of fiscal 2001. The amount related to in-process technology represents purchased in-process technology for a project that has not yet reached technological feasibility and has no alternative future use. The value of the in-process project research and development was determined by estimating the net cash flows resulting from the completion of the project reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with Wind River's anticipated tax rate for foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product developments combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools. Wind River cannot guarantee that it will realize revenue from this in-process project in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

The nature of the efforts to develop all purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specification, including function, features and technical performance requirements.

Due to the fact that the project is in-process, there is uncertainty whether it can be successfully finished and result in the net cash flows that were originally estimated at the time of acquisition. It is reasonably possible that the development of this technology could fail because of either prohibitive costs, Wind River's inability to perform the required completion efforts or other factors outside Wind River's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Wind River's development efforts fail or encounter significant delay, then Wind River's future returns may be significantly reduced. In such case, Wind River may be unable to recover its investment in this project, may be less well positioned to benefit from new product markets in these areas and Wind River's future operating results could be adversely affected.

OTHER INCOME AND EXPENSES

Interest income was $5.1 million for the three month period ended April 30, 2000, compared to $4.7 million for the same period in the prior fiscal year. The increase in interest income was primarily due higher interest rates on invested balances. Total cash and cash equivalents, investments and restricted cash at April 30, 2000 and 1999 was approximately $337.0 million and $352.3 million, respectively.

Realised gain (loss) on investments was a gain of $6.4 million for the three month period ended April 30, 2000 compared to a loss of $639,000 for the same period in the prior fiscal year. The increase of $7.0 million is due primarily to a gain of $6.4 million related to the disposition of shares of Liberate Technologies, Inc. and e-Sim, Inc. Wind River sold 44,922 common shares of Liberate at $108.00 per share and 95,100 common shares of e-Sim at prices ranging from $18.38 to $36.99 per share. During the first quarter of fiscal year 2000, Wind River recognized a charge totaling $500,000 relating to the difference between the carrying amount of our investment in XACT and management's assessment of the net realizable value of the investment.

Interest expense and other, net was $2.3 million for the three month period ended April 30, 2000, compared to $2.2 million for the same period in the prior fiscal year. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The notes mature on August 1, 2002.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month period ended April 30, 2000 was (17.0%) compared to 35.3% for the same period in the prior fiscal year. The overall changes in the effective tax rate results primarily from certain non-deductible acquisition costs related to the acquisition of Embedded Support Tools. The effective tax rate for the three months ended April 30, 2000 excluding amortization of goodwill and intangibles and acquisition charges was 37.5% compared to 35.6% for the same period in the prior fiscal year. The change in the effective tax rate excluding amortization of goodwill and intangibles and acquisition charges is attributed to the change in the ratio of foreign taxable income to domestic taxable income and carryforward tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, Wind River had working capital of approximately $103.8 million and cash and investments, excluding restricted cash of $41.8 million, of approximately $295.2 million, which include investments with maturities greater than one year of $168.3 million. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the three month period ended April 30, 2000 include cash flows for Embedded Support
Tools from the date of its acquisition on March 31, 2000.

During the first three months of fiscal 2001, Wind River's operating activities provided net cash of $14.4 million due primarily to net loss adjusted for depreciation and amortization and the write off of in-process research and development arising from the acquisition of Embedded Support Tools. Changes in assets and liabilities including changes in accounts receivable, accounts payable, accrued liabilities, income taxes payable and deferred revenue also contributed significantly to the net cash provided by operating activities. The change in accounts payable relates primarily to investment banking fees of approximately $9.3 million associated with the acquisition of Integrated Systems.

During the first three months of fiscal 2001, investing activities used net cash of $4.5 million due primarily to purchases of investments, the settlement of liabilities assumed in connection with the acquisition of Embedded Support Tools, the acquisition of equipment, and changes in restricted cash. These uses of cash were partially offset by cash provided relating to the sales of investments. Restricted cash increased primarily due to the increased collateral funding required for the operating lease of Wind River's headquarter development. The collateral consists of direct obligations of the United States government.

During the first three months of fiscal 2001, financing activities used net cash of $456,000 primarily for repayment of amounts due under a line of credit at Wind River's Japanese subsidiary and repayment of Embedded Support Tools bank loans following their acquisition. These uses of cash were substantially offset by cash provided by the issuance of common stock from employee stock option exercises. During the three months ended April 30, 1999, Wind River repurchased as part of its systematic stock repurchase program, 165,000 shares of its common stock at a cost of approximately $4.0 million. Integrated Systems also repurchased 65,500 shares of its common stock at a cost of approximately $700,000 during the same period. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999.

In fiscal year 1998, Wind River entered into an operating lease for its current headquarters facility constructed on land owned by Wind River in Alameda, California. Construction was completed in the second quarter of fiscal year 2000. The lease was finalized in August 1999 and the lessor has funded a total of $32.4 million of construction costs. The operating lease payments began in August 1999 and are based on the total construction costs of the property, including capitalized interest, and LIBOR.

In fiscal year 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of April 30, 2000, the lessor has funded a total of $6 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, which include capitalized interest and LIBOR.

In connection with the lease of Wind River's new headquarters, Wind River is obligated to enter into a ground lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of April 30, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133". SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. Wind River has not yet determined the impact, if any, of adopting this statement.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Wind River has not yet determined the impact, if any, of adopting this interpretation.

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

WE FACE INTENSE COMPETITION, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS OR CAUSE US TO REDUCE OUR PRICES.

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

OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT

OUR ABILITY TO COMPETE.

The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. Because customers often defer purchases between the time a new product is announced and its availability, our operating results may fluctuate if we do not provide new products rapidly. We have from time to time experienced delays in the development of new products and the enhancement of existing products, including, most recently, a delay in the development of our recently introduced product Tornado for Managed Switches. Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer.

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

OUR SIGNIFICANT INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO ECONOMIC
RISKS.

During the three months ended April 30, 2000 and fiscal years ended January 31, 2000 and 1999, we derived approximately 36%, 33% and 32%, respectively, of our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future, and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia. Wind River is in the process of changing its distribution model in Japan to a model in which Wind River interfaces with and sells to its customers more directly. We believe that this model will improve our understanding of and relationships with our customers. During this transition period, we expect to see a decline in revenues in Japan. Risks inherent in international operations include:

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

Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of April 30, 2000 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese Yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At April 30, 2000, Wind River had outstanding forward contracts with notional amounts totaling approximately $1.7 million.

The unrealized gains and losses on the outstanding forward contracts at April 30, 2000 were immaterial to Wind River's Consolidated Financial Statements. Due to the short-term nature of the forward contracts, the fair value at April 30, 2000 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At April 30, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at April 30, 2000 was negligible.

EQUITY PRICE RISK

Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering of $7.50 per share. e-Sim went public in July 1998, and at April 30, 2000, the closing price of e-Sim's stock was $17.13 per share. In addition, Wind River owns 371,744 shares of common stock of Liberate Technologies, Inc, a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at April 30, 2000, the closing price of Liberate's stock was $39.13 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet at April 30, 2000 at their market value of approximately $20.3 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income component of stockholders' equity. At May 31, 2000, the closing prices of e-Sim's and Liberate's stock were $6.44 and $23.31, respectively.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 31, 2000, in connection with its acquisition of Embedded Support Tools Corporation, a privately-held company, Wind River issued an aggregate of 5,474,788 unregistered shares of its common stock to the stockholders of Embedded Support Tools. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) and Rule 506 thereof, as a transaction not involving a public offering.

On May 1, 2000, in connection with its acquisition of AudeSi Technologies, a privately-held Canadian company, Wind River issued an aggregate of 957,169 unregistered shares of its common stock for the benefit of the stockholders of AudeSi. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27.1     Financial Data Schedule

         (b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K, dated February 15, 2000, reporting the acquisition of Integrated Systems, Inc.

         The Company filed a report on Form 8-K, dated February 28, 2000, reporting the definitive merger agreement with Embedded Support Tools Corporation.

         The Company filed a report on Form 8-K/A, dated February 15, 2000, filing certain financial information in connection with its acquisition of Integrated Systems, Inc.

         The Company filed a report on Form 8-K, dated March 31, 2000, reporting the acquisition of Embedded Support Tools Corporation.

                                    SIGNATURE

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                WIND RIVER SYSTEMS, INC.

Date:    June 14, 2000          /s/ RICHARD W. KRABER
                                ----------------------------

                                Richard W. Kraber
                                Vice President and Chief Financial Officer