Form 10-Q
period 2000-07-31
WIND RIVER SYSTEMS INC
filed 2000-09-14
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[ X ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 2000.

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

  72,757,460 shares of Common Stock, $.001 par value, as of September 8, 2000

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                           QUARTER ENDED JULY 31, 2000

                                      INDEX

Part I:            FINANCIAL INFORMATION

                   Item 1.              Financial Statements

3                                       Condensed Consolidated Statements of
                                        Operations for the three and six month
                                        periods ended July 31, 2000 and 1999

4                                       Condensed Consolidated Balance Sheets at
                                        July 31, 2000 and January 31, 2000

5                                       Condensed Consolidated Statements of
                                        Cash Flows for the six month periods
                                        ended July 31, 2000 and 1999

6                                       Notes to the Condensed Consolidated
                                        Financial Statements

15                 Item 2.              Management's Discussion and Analysis of
                                        Financial Condition and Results of
                                        Operations

33                 Item 3.              Quantitative and Qualitative Disclosures
                                        about Market Risk

Part II:           OTHER INFORMATION

35                 Item 4.              Submission of Matters to a Vote of
                                        Security Holders

36                 Item 6.              Exhibits and Reports on Form 8-K


37                                      Signature


                            WIND RIVER SYSTEMS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended                 Six months ended
                                                                July 31,                          July 31,
                                                          2000             1999             2000            1999
                                                     --------------  ----------------  --------------  ---------------
Revenues:
  Products                                            $     67,806    $       47,978    $    131,064    $      90,906
  Services                                                  33,455            24,746          61,835           50,100
                                                     --------------  ----------------  --------------  ---------------
     Total revenues                                        101,261            72,724         192,899          141,006
                                                     --------------  ----------------  --------------  ---------------

Cost of revenues:
  Products                                                   7,966             7,514          17,124           13,189
  Services                                                  16,148            10,247          29,156           20,048
                                                     --------------  ----------------  --------------  ---------------
     Total cost of revenues                                 24,114            17,761          46,280           33,237
                                                     --------------  ----------------  --------------  ---------------

          Gross margin                                      77,147            54,963         146,619          107,769
                                                     --------------  ----------------  --------------  ---------------

Operating expenses:
   Selling and marketing                                    41,974            28,147          80,206           54,371
   Product development and engineering                      19,196            12,609          37,457           24,241
   General and administrative                                9,441             7,217          19,040           13,628
   Amortization of intangibles                              26,751               763          36,331            1,046
   Acquisition-related and other                             1,049             7,254          31,748            7,556
                                                     --------------  ----------------  --------------  ---------------
            Total operating expenses                        98,411            55,990         204,782          100,842
                                                     --------------  ----------------  --------------  ---------------

              Operating income (loss)                      (21,264)           (1,027)        (58,163)           6,927
                                                     --------------  ----------------  --------------  ---------------

Other income (expense):
   Interest income                                           5,370             4,660          10,447            9,380
   Realized gain (loss) on investments                       2,360                12           8,716             (627)
   Interest expense and other, net                          (2,017)           (2,111)         (4,279)          (4,276)
                                                     --------------  ----------------  --------------  ---------------
            Total other income                               5,713             2,561          14,884            4,477
                                                     --------------  ----------------  --------------  ---------------

Income (loss) before provision for income taxes            (15,551)            1,534         (43,279)          11,404
Provision for income taxes                                   1,795             2,603           6,500            6,092
                                                     --------------  ----------------  --------------  ---------------
                Net income (loss)                     $    (17,346)   $       (1,069)   $    (49,779)   $       5,312
                                                     ==============  ================  ==============  ===============

Net income (loss) per share:
     Basic                                            $      (0.24)   $        (0.02)   $      (0.71)   $        0.09
     Diluted                                          $      (0.24)   $        (0.02)   $      (0.71)   $        0.08
Weighted average shares:
     Basic                                                  72,557            62,253          69,748           62,208
     Diluted                                                72,557            62,253          69,748           65,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                 July 31,          January 31,
                                                                                   2000               2000
                                                                            -------------------  -----------------
                                                                               (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                   $        73,735    $         77,929
  Short-term investments                                                               41,753              28,683
  Accounts receivable, net                                                             83,275              79,586
  Prepaid and other current assets                                                     39,150              35,375
                                                                            ------------------  ------------------
          Total current assets                                                        237,913             221,573
Investments                                                                           147,453             205,945
Land and equipment, net                                                                60,441              56,331
Intangibles                                                                           411,524              35,728
Other assets                                                                           11,844               9,769
Restricted cash                                                                        48,144              39,744
                                                                            ------------------  ------------------
                    Total assets                                              $       917,319    $        569,090
                                                                            ==================  ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $        15,455    $         10,551
  Line of credit                                                                           --               5,094
  Accrued liabilities                                                                  28,645              22,287
  Accrued compensation                                                                 16,405              17,910
  Income taxes payable                                                                 15,019               9,581
  Deferred revenue                                                                     56,851              49,401
                                                                            ------------------  ------------------
          Total current liabilities                                                   132,375             114,824
  Deferred taxes payable                                                                8,388              11,574
  Long-term debt                                                                      141,076             140,598
                                                                            ------------------  ------------------
          Total liabilities                                                           281,839             266,996
                                                                            ------------------  ------------------

Minority interest in consolidated subsidiary                                              507                 878
                                                                            ------------------  ------------------

Stockholders' equity:
  Common stock, par value $.001; 125,000 shares authorized;
      74,574 and 66,230 shares issued; 73,297 and 64,953
      shares outstanding [see note 2]                                                      74                  66
  Additional paid in capital                                                          619,186             216,149
  Loan to stockholder                                                                  (1,979)             (1,900)
  Treasury stock, 1,277 shares, at cost                                               (29,488)            (29,488)
  Accumulated other comprehensive income (loss)                                        (2,931)             16,499
  Retained earnings                                                                    50,111              99,890
                                                                            ------------------  ------------------
          Total stockholders' equity                                                  634,973             301,216
                                                                            ------------------  ------------------
                    Total liabilities and stockholders' equity                $       917,319    $        569,090
                                                                            ==================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Six months ended
                                                                                                    July 31,
                                                                                             2000                1999
                                                                                     ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                                   $     (49,779)      $       5,312
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                            44,787               8,807
    Deferred income taxes                                                                    (1,405)             (1,412)
    Minority interest in consolidated subsidiary                                               (371)                102
    Write-off of investment                                                                      --                 500
    Acquired in-process research and development                                              4,700               6,300
    Changes in assets and liabilities:
       Accounts receivable, net                                                               2,932              11,634
       Prepaid and other assets                                                                 496                 860
       Accounts payable                                                                       1,379                 847
       Accrued liabilities                                                                    1,750              (9,164)
       Accrued compensation                                                                  (3,231)              2,063
       Income taxes payable                                                                   5,438               3,173
       Deferred revenue                                                                       5,907              (1,044)
       Other assets and liabilities                                                            (701)             (1,381)
                                                                                     ----------------    ----------------
        Net cash provided by operating activities                                            11,902              26,597
                                                                                     ----------------    ----------------

Cash flows from investing activities:
  Acquisition of equipment                                                                   (9,287)             (8,688)
  Capitalized software development costs                                                         --                (819)
  Purchases of investments                                                                  (39,530)            (80,094)
  Sales and maturities of investments                                                        55,262             107,607
  Acquisitions, net of cash acquired                                                        (29,055)            (24,872)
  Restricted cash                                                                            (8,400)             (1,722)
                                                                                     ----------------    ----------------
        Net cash used in investing activities                                               (31,010)             (8,588)
                                                                                     ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                                21,929               4,969
  Repayment of bank borrowings                                                               (2,524)                 --
  Repayment of line of credit                                                                (5,094)                 --
  Purchase of treasury stock                                                                     --              (7,371)
  Repayment of loan to stockholder                                                            1,652                  --
                                                                                     ----------------    ----------------
       Net cash provided by (used in) financing activities                                   15,963              (2,402)
                                                                                     ----------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                                 (1,049)               (686)
                                                                                     ----------------    ----------------
Effect of changing fiscal year of acquired subsidiary                                            --              (4,816)
                                                                                     ----------------    ----------------
       Net increase (decrease) in cash and cash equivalents                                  (4,194)             10,105
Cash and cash equivalents at beginning of period                                             77,929              61,916
                                                                                     ----------------    ----------------
Cash and cash equivalents at end of period                                            $      73,735       $      72,021
                                                                                     ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River" or the "Company") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2000 which are included in Wind River's Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2001, or for any future period.

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

All historical financial information has been restated to reflect the acquisition of Integrated Systems, Inc. ("Integrated Systems") in the first quarter of fiscal 2001, and Routerware, Inc. ("Routerware") in the second quarter of fiscal 2000, each of which were accounted for as poolings of interests.

The condensed consolidated financial statements include the accounts of Wind River and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Wind River has a fiscal year end of January 31. Its international subsidiaries have fiscal year ends of December 31. The condensed consolidated financial statements for the three and six months ended July 31, 2000 and 1999, include the international subsidiaries' financial information for the three and six months ended June 30, 2000 and 1999, respectively. Acquisitions that have been accounted for as purchase transactions, which include Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, AudeSi Technologies ("AudeSi") in the second quarter of fiscal 2001 and Software Development Systems, Inc. ("Software Development Systems") in the second quarter of fiscal 2000, have been included in the condensed consolidated results from the date of their acquisition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and affect future operating results.

Certain amounts in the fiscal 2000 condensed consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

2.       Acquisitions

Pooling of Interest Combinations

On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc. In connection with the merger: (a) each outstanding share of RouterWare common stock was exchanged for 1.82731 shares of Wind River common stock, resulting in the issuance of an aggregate of 730,923 shares of Wind River common stock for all outstanding shares of RouterWare common stock, and (b) all options to purchase shares of RouterWare common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 634,065 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

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

The results of operations for the three and six months ended July 31, 1999, incorporating businesses acquired as poolings of interests are summarized as follows:

                                                          Three months ended                 Six months ended
                                                             July 31, 1999                    July 31, 1999
(In thousands)                                         Revenues      Net Income/(Loss)    Revenues    Net Income/(Loss)
                                                     --------------  ----------------  --------------  ---------------
  Wind River                                         $      39,178    $        5,243   $      71,778   $        9,397
  RouterWare                                                   426            (1,001)          1,302             (887)
                                                     --------------  ----------------  --------------  ---------------
     Combined                                               39,604             4,242          73,080            8,510
  Integrated Systems                                        33,120            (5,311)         67,926           (3,198)
                                                     --------------  ----------------  --------------  ---------------
     Combined                                        $      72,724    $       (1,069)   $    141,006   $        5,312
                                                     --------------  ----------------  --------------  ---------------


Purchase Combinations

Wind River has made a number of acquisitions accounted for as purchases. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the effective date of their acquisition. For acquisitions that occurred during fiscal 2001, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

In connection with its purchase acquisitions, Wind River has expensed various amounts related to in-process research and development. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments from an analysis performed by an independent appraiser, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to core technology and the percentage completion of the project. The resulting net cash flows were then discounted back to their present value at appropriate discount rates.

The discount rate selected for estimating future cash flows was 25%. In selection of the appropriate discount rate, consideration was given to the Company's estimated weighted-average return on working capital and the Company's estimated weighted average-return on assets. The discount rate used was determined to be higher than the Company's estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation. In utilizing a discount rate greater that the Company's weighted-average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets. To date, the Company is not aware of any significant variations between costs and estimates made.

On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation in a stock-for-stock merger transaction. Embedded Support Tools is a leading provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $335.4 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $2.0 million.

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

The allocation of the purchase price is summarized below (in thousands):

 Completed technology                                               $ 15,150

 In-process research and development                                   3,700

 Trademark                                                               650

 Workforce                                                             5,650

 Net tangible assets                                                   3,206

 Deferred tax liability                                               (9,325)

 Goodwill                                                            316,368
                                                                    --------
 Total purchase price                                               $335,399
                                                                    ========

During the three and six months ended July 31, 2000, Wind River amortized $21.0 million and $28.0 million of goodwill and other intangible assets acquired from Embedded Support Tools. The goodwill and other intangible assets are being amortized over a four-to-five year period.


The following pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

                                                         Three months ended              Six months ended
                                                              July 31,                       July 31,
(In thousands, except per share data)                  2000              1999         2000           1999
                                                  ------------------------------------------------------------
  Net revenue                                     $   101,088      $    79,219    $   195,446      $   152,897

  Net loss                                        $   (16,733)     $   (30,028)   $   (65,172)     $   (44,826)

  Net loss per share - basic & diluted            $     (0.23)     $     (0.44)   $     (0.95)     $     (0.66)



On May 1, 2000, Wind River acquired AudeSi Technologies in a transaction involving Canadian exchangeable shares. AudeSi Technologies is a supplier of Java(-TM-) based tools and other components, for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.9 million consisted of common stock with a fair market value of $ 47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $1.0 million.

In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001.

The preliminary allocation of the purchase price is summarized below (in thousands):

         Completed technology                                        $ 1,100

         In-process research and development                           1,000

         Workforce                                                       850

         Net tangible assets                                             813

         Long term deferred tax liability                               (318)

         Goodwill                                                     49,426
                                                                     -------
         Total purchase price                                        $52,871
                                                                     =======

During the three months ended July 31, 2000, Wind River amortized $3.2 million of goodwill and other intangible assets acquired from AudeSi. The goodwill and other intangible assets are being amortized over a four-to-five year period.

On July 15, 2000, Wind River acquired ICESoft AS ("ICESoft"), which is a developer of innovative embedded internet browsing technologies for intelligent devices. In connection with the acquisition, Wind River paid cash of approximately $24.5 million for ICESoft. The company is located in Norway and is considered an international entity; therefore the results of its operations will be included from the date of acquisition in the third quarter of fiscal 2001. In the condensed consolidated balance sheet as of July 31, 2000, the purchase price has been allocated entirely to goodwill. The company is currently calculating the purchase price allocation. The purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values as of the effective date of the acquisition. An independent appraiser will determine the valuation of the intangible assets acquired. Such valuations and studies are not yet complete. Accordingly, the final allocation may be different from that reflected below. Assuming that the acquisition of ICESoft had occurred on June 30, 2000 the purchase price allocation would have been as follows:

Fair value of assets acquired and liabilities assumed             $   370

Intangible assets                                                  24,080
                                                                  -------

Total purchase price                                              $24,450
                                                                  -------
                                                                  -------


Pro forma results of operations for AudeSi Technologies and ICESoft have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.


3.       Revenue Recognition

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

In December 1999, the SEC issued Staff Accountin Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

Product revenues consist of licensing fees from operating system and software development tool products and fees from embedded system run-time licenses. Service revenues are derived from fees from professional services, software porting and development contracts, software maintenance and support contracts, and customer training and consulting. Maintenance contracts are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

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

In December 1998, the American Institute of Certified Public Accountants ("AICPA") released SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is Vendor-Specific Objective Evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied.

4.       Cash and Cash Equivalents, Investments and Restricted Cash

Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

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


5.       Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

Comprehensive income for the three and six months ended July 31, 2000 and 1999 is as follows:

                                                       Three months ended               Six months ended
                                                            July 31,                        July 31,
                                                  ----------------------------    ----------------------------
(In thousands)                                         2000          1999              2000          1999
                                                  -------------  -------------    -------------  -------------
Net income (loss)                                 $   (17,346)   $    (1,069)     $   (49,779)   $      5,312
                                                  -------------  -------------    -------------  -------------
Other comprehensive income (loss):
   Foreign currency translation adjustments              (961)          (332)            (876)         (1,003)
   Unrealized gain (loss) on investments                1,656          3,876          (18,554)          3,336
                                                  -------------  -------------    -------------  -------------
Other comprehensive income (loss)                         695          3,544          (19,430)          2,333
                                                  -------------  -------------    -------------  -------------
Total comprehensive income (loss)                 $   (16,651)   $     2,475      $   (69,209)   $      7,645
                                                  =============  =============    =============  =============


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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

                                                           Three Months Ended            Six Months Ended
                                                                July 31,                     July 31,
                                                       ---------------------------   -------------------------
(In thousands, except per share information)                  2000          1999       2000         1999
                                                       -------------  ------------   -----------  ------------
Shares used in basic net income (loss)
      per share computation                                  72,557        62,253        69,748        62,208
Effect of dilutive potential common shares                       --            --            --         3,111
                                                       -------------  ------------   -----------  ------------
Shares used in diluted net income (loss)
     per share computation                                   72,557        62,253        69,748        65,319
                                                       =============  ============   ===========  ============

Dilutive potential common shares totaling approximately 5.1 million, 5.7 million, and 2.7 million were excluded from the computation of the number of shares used in the diluted net loss per share calculation for the three and six months ended July 31, 2000 and the three months ended July 31, 1999, respectively, as their inclusion would be anti-dilutive. The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from both the above computations. In addition, options to purchase approximately 1.2 million, 4.5 million, 300,000, and 4.5 million common shares which were outstanding for the three months ended July 31, 2000 and 1999, and for the six months ended July 31, 2000 and 1999, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective period and the effect would be anti-dilutive. The exercise prices of these options ranged from $37.13 to $60.50, $16.75 to $31.92, $40.63 to $60.50, and $17.94 to $31.92 for the
three months ended July 31, 2000 and 1999, and the six months ended July 31, 2000 and 1999, respectively.


7.       Commitments and Contingencies

In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of July 31, 2000, the lessor has funded a total of $12 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and London interbank offering rate ("LIBOR").


8.       Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At July 31, 2000, Wind River had outstanding forward contracts to hedge certain foreign currency transaction exposures in Japanese Yen and certain European currencies. The difference between cost and estimated fair value at July 31, 2000 was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month LIBOR, to a fixed rate of 5.9%. At July 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the swap agreement will be recognized as an adjustment to rent expense related to the operating lease. The swap agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.


9.       Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS 133". SFAS 138 amends SFAS 133 to permit limited use of central treasury "netting" of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. Wind River has not yet determined the impact, if any, of adopting this statement.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. Wind River does not expect that the adoption of the remaining conclusion will have a material effect on the financial position or results of operations.


10.      Segment and Geographic Information

Wind River operates in one industry segment --technology for embedded operating systems, and management uses one measurement of revenue and profitability for its business.

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

                                             Revenue                                       Assets
                        ---------------------------------------------------   ---------------------------------
                          Three months ended         Six months ended
(In thousands)                 July 31,                  July 31,                  July 31,       January 31,
                        ------------------------ --------------------------   ----------------  ---------------
                             2000         1999        2000          1999               2000            2000
                        ------------ ----------- ------------ -------------   ----------------  ---------------
 United States           $   67,536   $  45,095   $  126,536   $    86,075       $    832,949     $    470,998
 Japan                        9,910       9,429       19,177        19,749             36,028           31,717
 Other International         23,815      18,200       47,186        35,182             48,342           66,375
                        ------------ ----------- ------------ -------------   ----------------  ---------------
 Consolidated            $  101,261   $  72,724   $  192,899   $   141,006       $    917,319     $    569,090
                        ============ =========== ============ =============   ================  ===============

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

12.      Secured Promissory Notes with Stockholders

At July 31, 2000, the Company's Chief Executive Officer had outstanding a secured promissory note for $2.0 million from the Company to purchase shares of our common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan is full recourse and is secured by a pledge of personal property. The loan amount outstanding as of July 31, 2000 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

                            WIND RIVER SYSTEMS, INC.


This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others are discussed in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.

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

All historical financial information has been restated to reflect the acquisition of Integrated Systems, Inc. ("Integrated Systems") in the first quarter of fiscal 2001 and Routerware, Inc. ("Routerware") in the second quarter of fiscal 2000, each of which was accounted for as a pooling of interests. Acquisitions that have been accounted for as purchase transactions, which include Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, AudeSi Technologies ("AudeSi") in the second quarter of fiscal 2001 and Software Development Systems, Inc. ("Software Development Systems") in the second quarter of fiscal 2000, have been included in the condensed consolidated financial results from the dates of their purchase.

On July 15, 2000, Wind River acquired ICESoft AS ("ICESoft"), which is a developer of innovative embedded internet browsing technologies for intelligent devices. In connection with the acquisition, Wind River paid cash of approximately $24.5 million for ICESoft. The company is located in Norway and is considered an international entity; therefore the results of its operations will be included from the date of acquisition in the third quarter of fiscal 2001. In the condensed consolidated balance sheet as of July 31, 2000, the purchase price has been allocated entirely to goodwill. The company is currently calculating the purchase price allocation. The purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values as of the effective date of the acquisition. An independent appraiser will determine the valuation of the intangible assets acquired. Such valuations and studies are not yet complete. Accordingly, the final allocation may be different from that reflected below. Assuming that the acquisition of ICESoft had occurred on June 30, 2000 the purchase price allocation would have been as follows:

Fair value of assets acquired and liabilities assumed             $   370

Intangible assets                                                  24,080
                                                                  -------

Total purchase price                                              $24,450
                                                                  -------
                                                                  -------

Results of Operations

Operating results as a percentage of revenue for the three and six month periods ended July 31, 2000 and 1999 are summarized in the following table:

                                                            Three months ended                  Six months ended
                                                                 July 31,                           July 31,
                                                          2000              1999             2000              1999
                                                     --------------   --------------    --------------    -------------
Revenues:
  Products                                                      67 %             66 %              68 %             65 %
  Services                                                      33               34                32               35
                                                     --------------   --------------    --------------    -------------
     Total revenues                                            100              100               100              100
                                                     --------------   --------------    --------------    -------------

Cost of revenues:
  Products                                                       8               10                 9               10
  Services                                                      16               14                15               14
                                                     --------------   --------------    --------------    -------------
     Total cost of revenues                                     24               24                24               24
                                                     --------------   --------------    --------------    -------------

          Gross margin                                          76               76                76               76
                                                     --------------   --------------    --------------    -------------

Operating expenses:
   Selling and marketing                                        42               39                42               38
   Product development and engineering                          19               17                19               17
   General and administrative                                    9               10                10               10
   Amortization of intangibles                                  26                1                19                1
   Acquisition-related and other                                 1               10                16                5
                                                     --------------   --------------    --------------    -------------
            Total operating expenses                            97               77               106               71
                                                     --------------   --------------    --------------    -------------

              Operating income (loss)                          (21)              (1)              (30)               5
                                                     --------------   --------------    --------------    -------------

Other income (expense):
   Interest income                                               5                6                 5                7
   Realized gain (loss) on investments                           2                -                 4               (1)
   Interest expense and other, net                              (1)              (3)               (2)              (3)
                                                     --------------   --------------    --------------    -------------
            Total other income                                   6                3                 7                3
                                                     --------------   --------------    --------------    -------------

Income (loss) before provision for income taxes                (15)               2               (23)               8
Provision for income taxes                                      (2)              (4)               (3)              (4)
                                                     --------------   --------------    --------------    -------------
                Net income (loss)                              (17) %            (2) %            (26) %             4 %
                                                     ==============   ==============    ==============    =============

(1) The Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2000 includes charges of 1% ($1.0 million) and 16% ($31.7 million), respectively, in acquisition-related and other charges associated with the acquisition and integration of Integrated Systems, Embedded Support Tools and AudeSi Technologies and 26% (26.8 million) and 19% ($36.3 million), respectively, of amortization of goodwill, purchased technology and other intangibles.

(2) The Condensed Consolidated Statements of Operations for the three and six months ended July 31, 1999 includes charges of 10% ($ 7.3 million) and 5% ($7.6 million), respectively, of acquisition-related and other charges associated with the acquisition and integration of Software Development Systems and Routerware, CEO retirement costs and, in the first quarter, $500,000 related to the write-off of an investment in XACT, as well as 1% ($0.8 million) and 1% ($1.0 million), respectively, of amortization of goodwill, purchased technology and other intangibles.


REVENUES

Total revenues for the three and six month periods ended July 31, 2000 were $101.3 million and $192.9 million, respectively, compared to $72.7 million and $141.0 million for the same periods in fiscal 2000. Product revenues consist of licensing fees from operating system and software development tool products, fees from embedded system run-time licenses, and programming, testing, and debugging tools. Service revenues are derived from software maintenance and support contracts, professional services or consulting, customer training, and software development and porting contracts. Software maintenance and support contracts are generally sold separately from the software licenses and tools. The increase in total revenues of 39% and 37% for the three and six month periods ended July 31, 2000 is due to increases in the volume of revenues from both products and services.

Product revenue increased 41% and 44% to $67.8 million and $131.1 million, respectively, for the three and six month periods ended July 31, 2000, compared to $48.0 million and $90.9 million for the same periods in fiscal 2000. Product revenues primarily consist of development, OEM and run-time license fees, and fees from programming, testing, and debugging tools. Wind River typically charges a one-time fee for development licenses, a separate OEM license fee for each customer development project and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. For hardware shipments, Wind River recognizes revenue upon shipment of the product. The increase in product revenues was due primarily to increases in development, OEM and run-time license revenues, as well as programming, testing, and debugging revenue, as Wind River's products continue to be purchased by customers for their product development projects, customer developed products continue to be accepted by end-users, and as we expand our product lines through research and development and integrated products from acquired companies. Product revenues are generally recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements providing that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Services revenue increased 35% and 23% to $33.5 million and $61.8 million, respectively, for the three and six month periods ended July 31, 2000, compared to $24.7 million and $50.1 million for the same periods in fiscal 2000. The increase was primarily due to increases in revenue from professional services related to long-term application development, as well as shorter field consulting assignments, maintenance support agreements, both new and recurring, and training resulting from the increase in Wind River's installed base software applications provided to customers. These increases were partially offset by a decline in revenues from engineering services.
Wind River believes that the decline in engineering services revenue is the result of many of those contracts moving into our professional services group.

Deferred revenue results primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the contracts, certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as the services are performed.

Total revenues from international sales for the three and six month periods ended July 31, 2000 were $33.7 million and $66.4 million, respectively, compared to $27.6 million and $54.9 million for the same periods in fiscal 2000. The increases of 22% and 21% for each period, respectively, were due to increased demand for our products and services in Europe and the Asia Pacific region. International revenues accounted for 33% and 34%, respectively, of total revenues for the three and six month periods ended July 31, 2000, compared to 38% and 39% for the same periods in fiscal

2000. The decrease in international revenue as a percentage of revenue is due to domestic revenue increasing at a faster rate than international revenue. The decrease is also related to a decrease in revenues from Japan as a result of the transition to a new distribution model in which Wind River will sell directly to its customers in Japan. Due to this transition, we expect that revenues in Japan will grow at a lesser rate than the other geographic regions and may even decline. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce our revenues and backlog in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on our results of operations. We enter into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related fluctuations of certain foreign currencies against the dollar have occurred. These factors could adversely affect our future sales and operating expenses. See "Additional Risk Factors that may affect Future Results of Operations-Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business."


COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 24% for the three and six month periods ended July 31, 2000, and 1999.

Product-related cost of sales as a percentage of product revenues was 12% and 13%, respectively, for the three and six month periods ended July 31, 2000, compared to 16% and 15% for the same periods in fiscal 2000. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software and documentation and packaging and the cost of material and labor for hardware shipped. The decrease in this percentage is primarily due to an increase in production efficiencies as more development, OEM and run-time licenses move through our production cycle, as well as a reduction in our product costs. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products and by royalty payments to other third parties for sales related to their products.

Service related cost of revenues as a percentage of service revenues was 48% and 47%, respectively, for the three and six month periods ended July 31, 2000, compared to 41% and 40% for the same periods in fiscal year 2000. Service related cost of revenues consists primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our continued investment in developing new professional services offerings and the addition of new personnel and certified third party contractors to our professional services organization. We expect that the cost of service revenues will increase in absolute dollars as we continue to increase our professional services organization, customer support staff, and customer support capabilities.

OPERATING EXPENSES

Selling and marketing expenses were $42.0 million and $80.2 million, respectively, for the three and six month periods ended July 31, 2000, compared to $28.1 million and $54.4 million for the same periods in fiscal 2000. As a percentage of total revenue, selling and marketing expenses were 42% for the three and six month periods ended July 31, 2000, compared to 39% and 38% for the same periods in fiscal 2000. The increase resulted primarily from the growth in the number of sales and marketing personnel and related costs, including the costs associated with quarterly commission payments and increases in expenses related to marketing and advertising programs, including costs for new product introductions, promotions and trade shows. In addition, for the six month period ended July 31, 2000, we incurred costs associated with integrating Integrated Systems, Embedded Support Tools, and AudeSi into Wind River. The selling and marketing integration costs include reprinting marketing collateral, sales meetings, trade show promotions, advertisements and web-site development. The increase is also attributable to the inclusion of sales and marketing expenses related to the Embedded Support Tools and AudeSi acquisitions accounted for as purchase transactions during the first and second quarters of fiscal 2001. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff and programs.

Product development and engineering expenses were $19.2 million and $37.5 million for the three and six month periods ended July 31, 2000, compared to $12.6 million and $24.2 million for the same periods in fiscal 2000. As a percentage of total revenue, product development and engineering expenses were 19% for the three and six month periods ended July 31, 2000, compared to 17% for the same periods in fiscal 2000. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines, including acquisition costs, and with the additional engineering staff as a result of acquisitions. We believe that product development and engineering expenses will continue to increase in absolute dollars as we continue to invest in the development of new products, technologies, applications and product enhancements.

General and administrative expenses were $9.4 million and $19.0 million for the three and six month periods ended July 31, 2000, compared to $7.2 million and $13.6 million for the same periods in fiscal 2000. As a percentage of total revenue, general and administrative expenses were 9% and 10% for the three and six month periods ended July 31, 2000 compared to 10% for the same periods in fiscal 2000. The increase in absolute dollars was due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance, legal and administration to support the growth of Wind River and to integrate the companies we have acquired. In addition, during the first and second quarters of fiscal 2001, we include the administrative expenses related to the acquisitions accounted for as purchase transactions. We believe that general and administrative expenses will continue to increase in absolute dollars as we continue to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

Amortization of intangibles totaled $26.8 million and $36.3 million, respectively, for the three and six month periods ended July 31, 2000, compared to $800,000 and $1.0 million for the same periods in fiscal 2000.
The increase in amortization of intangibles is due to the amortization of identifiable intangibles and goodwill related to the Embedded Support Tools acquisition during the first quarter of fiscal 2001 and the AudeSi Technologies acquisition during the second quarter of fiscal 2001. During the three and six month periods ended July 31, 2000, Wind River amortized $24.0 million and $31.7 million of goodwill and $2.8 and $4.6 of identifiable intangible assets. As a result of the Embedded Support Tools and AudeSi acquisitions, Wind River expects to amortize $337.8 million and $51.4 million, respectively, of goodwill and identifiable intangibles over approximately 4 years or a total of, approximately, $24.4 million per quarter.

Acquisition-related and other expenses were $1.0 million and $31.7 million, respectively, for the three and six month periods ended July 31, 2000, compared to $7.3 million and $7.6 million for the same periods in fiscal
2000. For the three month period ended July 31, 2000, acquisition-related and other expenses are comprised of $1.0 million related to the write-off of in-process research and development costs of AudeSi Technologies. For the six month period ended July 31, 2000, acquisition-related and other expenses are comprised of $27.0 million in costs associated with the acquisition of Integrated Systems and $3.7 million relating to the write-off of in-process research and development costs of Embedded Support Tools, and $1.0 million related to the write-off of in-process research and development costs of AudeSi Technologies.

The Integrated Systems acquisition costs of $27.0 million include: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance payments, (c) $4.5 million for office closure and other costs for surplus sales offices in the USA, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and with the elimination of acquired legal entities in the USA, Europe and Japan, and, (e) $0.6 million for general integration costs. Severance costs of $2.3 million and $3.7 million were paid during the three and six month periods of fiscal 2001, respectively. The remaining severance costs are expected to be paid during the third and fourth quarters of fiscal 2001. In total, 87 employees have been terminated including 40 general and administrative employees, 33 sales and marketing employees and 14 employees from other areas. Employees have been terminated if their roles or functions were duplicated following the acquisition of Integrated Systems. The office closure costs relate to remaining lease payments on vacant offices extending to October 31, 2004.

Wind River recognized in-process research and development charges of $1.0 million relating to AudeSi Technologies and $3.7 million relating to Embedded Support Tools during the second and first quarters of fiscal 2001, respectively. Wind River also recognized an in-process research and development charge of $6.4 million relating to Software Development Systems during the second quarter of fiscal 2000. The amounts related to in-process technology represent purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax-effected using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools, AudeSi Technologies and Software Development Systems. Wind River cannot guarantee that it will realize revenue from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made. However, to date, the Company is not aware of any significant variations between costs incurred and estimates made.

The nature of the efforts to develop all purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specification, including function, features and technical performance requirements.

Due to the fact that the projects were in-process, there is uncertainty regarding whether they can be successfully finished and result in the net cash flows that were originally estimated at the time of the acquisitions. It is reasonably possible that the development of the acquired technology could fail because of either prohibitive costs, Wind River's inability to perform the required completion efforts or other factors outside Wind River's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Wind River's development efforts fail or encounter significant delay, then Wind River's future returns may be significantly reduced. In such case, Wind River may be unable to recover its investment in this project, may be less well positioned to benefit from new product markets in these areas and Wind River's future operating results could be adversely affected.

OTHER INCOME AND EXPENSES

Interest income was $5.4 million and $10.4 million, respectively, for the three and six month periods ended July 31, 2000, compared to $4.7 million and $9.4 million for the same periods in the prior fiscal year. The increase in interest income was primarily due to higher interest rates on invested balances. Total cash and cash equivalents, investments and restricted cash at July 31, 2000 and 1999 was approximately $311.1 million and $352.3 million, respectively.

The realized gain on investments was $2.4 million and $8.7 million for the three and six month periods ended July 31, 2000 compared to a realized gain of $12,000 and realized loss of $627,000 for the same periods in fiscal 2000. The increase is due primarily to a gain of $2.5 million and $8.9 million related to the disposition of equity securities of Liberate Technologies, Inc. and e-Sim, Inc. during the three and six month periods ended July 31, 2000, respectively. Wind River sold 105,000 common shares of Liberate at prices ranging from $26.94 to $28.96 per share during the second quarter of fiscal year 2001, and sold 44,922 common shares of Liberate at $108.00 per share and 95,100 common shares of e-Sim at prices ranging from $18.38 to $36.99 per share during the first quarter of fiscal year 2001. During the first quarter of fiscal year 2000, Wind River recognized a charge totaling $500,000 relating to the difference between the carrying amount of our investment in XACT and management's assessment of the net realizable value of the investment.

Interest expense and other, net was $2.0 million and $4.3 million for the three and six month periods ended July 31, 2000, compared to $2.1 million and $4.3 million for the same periods in the prior fiscal year. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The notes mature on August 1, 2002.


PROVISION FOR INCOME TAXES

Net income for the three and six month periods ended July 31, 2000 was negatively impacted by $1.0 million and $31.7 million, respectively, in acquisition related and other charges, including, $1.0 million and $4.7 million, respectively, of in-process research and development and $26.8 million and $36.3 million, respectively, in amortization of goodwill, purchased technology and other intangibles. Despite the occurence of a net loss in the three and six month periods ended July 31, 2000, a tax provision resulted due to the exclusion of amortization of goodwill and other intangibles, and the exclusion of in-process research and development and other acquisition charges, which are non-deductible for income tax purposes. The effective tax rate for the three and six months ended July 31, 2000 excluding amortization of goodwill and intangibles and acquisition charges was 37.5% compared to 36.7% and 36.2% for the same periods in the prior fiscal year. The change in the effective tax rate excluding amortization of goodwill and intangibles and acquisition charges is attributed to the change in the ratio of foreign taxable income to domestic taxable income and carryforward tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, Wind River had working capital of approximately $105.5 million and cash and investments, excluding restricted cash of $48.1 million, of approximately $262.9 million, which include investments with maturities greater than one year of $147.5 million. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the six month period ended July 31, 2000 include cash flows for Embedded Support Tools from the date of its acquisition on March 31, 2000, and cash flows for AudeSi Technologies from the date of its acquisition on May 1, 2000.

During the first six months of fiscal 2001, Wind River's operating activities provided net cash of $11.9 million due primarily to changes in assets and liabilities including accounts receivable, accounts payable and accrued liabilities, income taxes payable and deferred revenue offset by a reduction in accrued compensation. The net loss for the first six months of fiscal 2001 was primarily offset by the adjustments for depreciation and amortization of intangibles and the write-off of in-process research and development arising from the acquisitions of Embedded Support Tools and AudeSi Technologies.

During the first six months of fiscal 2001, investing activities used net cash of $31.0 million primarily for purchases of investments, the settlement of liabilities assumed in connection with the acquisition of Embedded Support Tools, the acquisition of equipment, and changes in restricted cash. These uses of cash were partially offset by cash provided relating to the sales of investments. Restricted cash increased primarily due to the increased collateral funding required for the operating lease of Wind River's headquarter development. The collateral consists of direct obligations of the United States government.

During the first six months of fiscal 2001, financing activities provided net cash of $16.0 million primarily from the sale of common stock in connection with employee stock option exercises. These proceeds were substantially offset by cash used for repayment of amounts due under a line of credit at Wind River's Japanese subsidiary and repayment of Embedded Support Tools' bank loans following its acquisition. During the six months ended July 31, 1999, Wind River repurchased as part of its systematic stock repurchase program, 165,000 shares of its common stock at a cost of approximately $4.0 million. Integrated Systems also repurchased 261,000 shares of its common stock. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999.

In fiscal year 1998, Wind River entered into an operating lease for its current headquarters facility constructed on land owned by Wind River in Alameda, California. Construction was completed in the second quarter of fiscal year 2000. The lease was finalized in August 1999 and the lessor has funded a total of $32.4 million of construction costs. The operating lease payments began in August 1999 and are based on the total construction costs of the property, including capitalized interest and LIBOR.

In fiscal year 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of July 31, 2000, the lessor has funded a total of $12 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, which include capitalized interest and LIBOR. In connection with the lease of Wind River's new headquarters, Wind River is obligated to enter into a ground lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of July 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations. On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR to a fixed rate of 5.9%. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of the contract) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA

Standard and Poor's, or Moody's equivalent, long-term senior debt rating.

Wind River has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Wind River attempts to limit this exposure by investing in high-grade fixed income securities.

Management believes Wind River's working capital and the cash flow from operations will be sufficient to meet its operating requirements for planned expansion, product development and capital expenditures for the next twelve months; however, Wind River may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to Wind River's stockholders.


RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133". SFAS 138 amends SFAS 133 to permit limited use of central treasury "netting" of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. Wind River has not yet determined the impact, if any, of adopting this statement.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. Wind River does not expect that the adoption of the remaining conclusion will have a material effect on the financial position or results of operations.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WIND RIVER'S BUSINESS FACES SIGNIFICANT RISKS. IF ANY OF THE EVENTS OR CIRCUMSTANCES DESCRIBED IN THE FOLLOWING RISKS ACTUALLY OCCUR, WIND RIVER'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. THESE RISKS SHOULD BE READ IN CONJUNCTION WITH THE OTHER INFORMATION SET FORTH IN THIS REPORT.


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

IF WE DO NOT INTEGRATE OUR PRODUCTS WITH THOSE OF COMPANIES WE HAVE ACQUIRED, WE MAY LOSE CUSTOMERS AND FAIL TO ACHIEVE OUR FINANCIAL OBJECTIVES.

We recently completed two significant business acquisitions. In February and March 2000, we acquired Integrated Systems, Inc., and Embedded Support Tools Corporation in merger transactions. Achieving the benefits of the mergers depends in part on the integration of Wind River's, Integrated Systems' and Embedded Support Tools', as well as our other acquired companies, products in a timely and efficient manner. In order for us to provide enhanced and more valuable products to our customers since the mergers, we will need to integrate our product lines and development organizations. This will be difficult and unpredictable because our products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and results of operations may be seriously harmed.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING OUR ORGANIZATIONS, WE WILL NOT BE ABLE TO OPERATE EFFICIENTLY.

Achieving the benefits of the mergers also depends in part on the successful integration of Wind River's, Integrated Systems', Embedded Support Tools', AudeSi's and other acquisitions' operations and personnel in a timely and efficient manner. Such integration requires coordination of different development and engineering teams. This, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. If we cannot successfully integrate our operations and personnel, we will not realize the expected benefits of the mergers.

INTEGRATING OUR COMPANIES MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR OPERATIONS.

Successful integration of Wind River's, Integrated Systems', Embedded Support Tools', AudeSi's and other acquisitions' operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company's business, financial condition and operating results.

IF WE DO NOT SUCCESSFULLY INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE MERGERS, WE WILL HAVE INCURRED SIGNIFICANT COSTS WHICH MAY HARM OUR BUSINESS.

Wind River expects to incur costs from integrating Integrated Systems', Embedded Support Tools', AudeSi's and other acquisitions' operations, products and personnel. These costs may be substantial and may include costs for

     -    employee redeployment, relocation or severance;

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

FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE BENEFITS OF THE MERGERS.

The successful combination of Wind River, Integrated Systems, Embedded Support Tools, AudseSi and other acquisitions depends in part on the retention of key personnel. There can be no assurance that Wind River will be able to retain Integrated Systems', Embedded Support Tools', AudeSi's and other acquisitions' key management, technical, sales and customer support personnel, or that Wind River will realize the anticipated benefits of the mergers.

IF CUSTOMER RELATIONSHIPS ARE DISRUPTED BY THE MERGERS, OUR SALES COULD DECLINE.

Customers may not continue their buying patterns in place prior to the mergers. Any significant delay or reduction in orders for Wind River's, Integrated Systems' or Embedded Support Tools', as well as our other acquisitions' and subsidiaries' products could have a material adverse effect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Wind River's, Integrated Systems', Embedded Support Tools' and other acquisitions' products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Wind River's, Integrated Systems', Embedded Support Tools' and other acquisitions' business, the mergers may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than Wind River, Integrated Systems, Embedded Support Tools or other acquisitions as an independent company.

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

-    ENEA Data Systems

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

OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE.

The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, for example, our new Cirrus technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. Because customers often defer purchases between the time a new product is announced and its availability, our operating results may fluctuate if we do not provide new products rapidly. We have from time to time experienced delays in the development of new technologies, new products and the enhancement of existing products, including, most recently, a delay in the development of our recently introduced product Tornado for Managed Switches. Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer.

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

In particular, we have invested significant time and effort, together with a consortium of industry participants, in the development of a new specification that is intended to create an open standard set of interface specifications for high-performance input/output (I/O) systems. In parallel with this effort, we have developed IxWorks, a real-time operating system for use in conjunction with the new specification. The success of the new specification and the IxWorks product line depends heavily on its adoption by a broad segment of the industry. We have also spent, and continue to spend, substantial time and financial resources, through two new business units, to develop software solutions for Internet appliances and Internet infrastructure, including Tornado for Managed Switches and the consumer market place. These products must be ported to an increasing number of Internet protocols and semiconductor architectures designed specifically for the Internet. If the protocols and semiconductors upon which our Internet products are based ultimately fail to be widely adopted, our products based on those protocols and architectures will fail to achieve market acceptance. If our products fail to achieve market acceptance or if their targeted markets fail to develop, our revenues will decline.

A SIGNIFICANT PORTION OF OUR REVENUE IS DERIVED FROM ROYALTIES, WHICH ARE DEPENDENT UPON THE EFFORTS OF OUR CUSTOMERS WHICH ARE OUTSIDE OUR CONTROL.

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

OUR SIGNIFICANT INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO ECONOMIC RISKS.

During the six months ended July 31, 2000 and fiscal years ended January 31, 2000 and 1999, we derived approximately 34%, 33% and 32%, respectively, of our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future, and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia. Wind River is in the process of changing its distribution model in Japan to a model in which Wind River interfaces with and sells to its customers more directly. We believe that this model will improve our understanding of and relationships with our customers. During this transition period, we expect to see a decline in revenues in Japan. Risks inherent in international operations include:

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

WE SELL A PORTION OF OUR PRODUCTS TO CUSTOMERS DEPENDENT UPON GOVERNMENT FUNDING, WHICH MAY NOT CONTINUE TO BE AVAILABLE.

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

Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of July 31, 2000 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.

FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese Yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At

July 31, 2000, Wind River had outstanding forward contracts with notional amounts totaling approximately $5.4 million.

The net unrealized gains and losses on the outstanding forward contracts at July 31, 2000 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at July 31, 2000 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At July 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at July 31, 2000 was negligible.

EQUITY PRICE RISK

Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering of $7.50 per share. e-Sim went public in July 1998, and at July 31, 2000, the closing price of e-Sim's stock was $8.00 per share. In addition, Wind River owns 266,744 shares of common stock of Liberate Technologies, Inc., a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at July 31, 2000, the closing price of Liberate's stock was $22.94 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet at July 31, 2000 at their market value of approximately $8.8 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive income component of stockholders' equity. At September 8, 2000, the closing prices of e-Sim's and Liberate's stock were $10.25 and $30.00, respectively.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a vote of Security Holders

At the Annual Meeting of stockholders held July 26, 2000, the following matters were submitted to a vote of the security holders:

         (1) To elect the following to serve as directors of Wind River:

                NAME                               FOR                 WITHHELD
                Jerry L. Fiddler                   53,053,369          213,585
                Narendra K. Gupta                  53,053,319          213,635
                Thomas St. Dennis                  53,053,469          213,485
                John C. Bolger                     53,053,142          213,812
                William B. Elmore                  53,053,219          213,735
                Grant M. Inman                     53,053,319          213,635
                David B. Pratt                     53,053,259          213,695

       (2) To approve an amendment to Wind River's 1993 Employee Stock Purchase Plan to increase the number of shares of common stock available under such Plan by 1,500,000 shares:

                  Votes for                        52,396,455
                  Votes against                       758,872
                  Votes abstaining                    111,627

       (3) To approve an amendment to Wind River's Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock by 200,000,000.

                  Votes for                        50,382,133
                  Votes against                     2,750,541
                  Votes abstaining                    134,280

       (4) To ratify the selection of PricewaterhouseCoopers LLP as Wind River's independent accountants for the fiscal year ending January 31, 2001:

                  Votes for                        53,153,732
                  Votes against                        51,186
                  Votes abstaining                     62,036


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

         27.1     Financial Data Schedule



         (b)  Reports on Form 8-K


         The Company filed a report on Form 8-K/A, dated June 7, 2000, filing certain financial information in connection with its acquisition of Embedded Support Tools Corporation.

                                    SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                                      WIND RIVER SYSTEMS, INC.


Date:    September 14, 2000               /s/ RICHARD W. KRABER
                                          ---------------------

                                      Richard W. Kraber
                                      Vice President and Chief Financial Officer