Form 10-Q
period 2000-10-31
WIND RIVER SYSTEMS INC
filed 2000-12-15
CIK 833829

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended October 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____to ____.

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

                                 (510) 748-4100
                               (Telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   74,304,438 shares of Common Stock, $.001 par value, as of December 7, 2000

                            WIND RIVER SYSTEMS, INC.
                                    FORM 10-Q
                         QUARTER ENDED OCTOBER 31, 2000

                                      INDEX

Part I:                             FINANCIAL INFORMATION

Item 1.             Financial Statements .............................................  3

                    Condensed Consolidated Statements of Operations for the
                    three and nine month periods ended October 31, 2000 and 1999 .....  3

                    Condensed Consolidated Balance Sheets at October 31, 2000
                    and January 31, 2000 .............................................  4

                    Condensed Consolidated Statements of Cash Flows for the nine month periods ended October 31, 2000 and 1999 ....................  5

                    Notes to the Condensed Consolidated Financial Statements .........  6

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ........................................ 16

Item 3.             Quantitative and Qualitative Disclosures about Market Risk ....... 34

Part II:                            OTHER INFORMATION


Item 2.             Changes in Securities and Use of Proceeds ........................ 36

Item 6.             Exhibits and Reports on Form 8-K ................................. 36


                    Signature ........................................................ 37


                            WIND RIVER SYSTEMS, INC.
                         Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WIND RIVER SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three months ended                Nine months ended
                                                               October 31,                      October 31,
                                                         2000             1999             2000             1999
                                                     --------------  ----------------  --------------  ---------------
Revenues:
  Products                                           $      82,621    $       56,143   $     213,685   $      147,049
  Services                                                  32,217            27,698          94,052           77,798
                                                     --------------  ----------------  --------------  ---------------
     Total revenues                                        114,838            83,841         307,737          224,847
                                                     --------------  ----------------  --------------  ---------------

Cost of revenues:
  Products                                                   9,250             6,277          26,374           19,466
  Services                                                  16,573            10,853          45,729           30,901
                                                     --------------  ----------------  --------------  ---------------
     Total cost of revenues                                 25,823            17,130          72,103           50,367
                                                     --------------  ----------------  --------------  ---------------

          Gross margin                                      89,015            66,711         235,634          174,480
                                                     --------------  ----------------  --------------  ---------------

Operating expenses:
   Selling and marketing                                    45,246            31,305         125,452           85,676
   Product development and engineering                      22,357            14,506          59,814           38,747
   General and administrative                               10,547             8,937          29,587           22,565
   Amortization of intangibles                              28,449             2,527          64,780            3,573
   Acquisition-related and other                               100             1,740          31,848            9,296
                                                     --------------  ----------------  --------------  ---------------
            Total operating expenses                       106,699            59,015         311,481          159,857
                                                     --------------  ----------------  --------------  ---------------

              Operating income (loss)                     (17,684)             7,696        (75,847)           14,623
                                                     --------------  ----------------  --------------  ---------------

Other income (expense):
   Interest income                                           4,965             4,278          15,412           13,658
   Realized gain (loss) on investments                       1,510             (256)          10,226            (883)
   Interest expense and other, net                         (1,785)           (2,024)         (6,064)          (6,300)
                                                     --------------  ----------------  --------------  ---------------
            Total other income                               4,690             1,998          19,574            6,475
                                                     --------------  ----------------  --------------  ---------------

Income (loss) before provision for income taxes           (12,994)             9,694        (56,273)           21,098
Provision for income taxes                                   3,000             3,495           9,500            9,587
                                                     --------------  ----------------  --------------  ---------------
                Net income (loss)                    $    (15,994)    $        6,199   $    (65,773)   $       11,511
                                                     ==============  ================  ==============  ===============

Net income (loss) per share:
     Basic                                           $      (0.22)    $         0.10   $      (0.92)   $         0.18
     Diluted                                         $      (0.22)    $         0.09   $      (0.92)   $         0.18
Weighted average shares:
     Basic                                                  74,195            63,477          71,230           62,631
     Diluted                                                74,195            65,976          71,230           65,538


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               October 31,         January 31,
                                                                                   2000                2000
                                                                            -------------------  -----------------
                                                                               (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                   $        85,621    $         77,929
  Short-term investments                                                               48,036              28,683
  Accounts receivable, net                                                            102,992              79,586
  Prepaid and other current assets                                                     41,902              35,375
                                                                            ------------------  ------------------
          Total current assets                                                        278,551             221,573
Investments                                                                           137,479             205,945
Land and equipment, net                                                                63,893              56,331
Intangibles                                                                           437,848              35,728
Other assets                                                                           18,564               9,769
Restricted cash                                                                        56,494              39,744
                                                                            --------------------------------------
                    Total assets                                              $       992,829    $        569,090
                                                                            ==================  ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $        14,811    $         10,551
  Line of credit                                                                        6,504               5,094
  Accrued liabilities                                                                  30,095              22,287
  Accrued compensation                                                                 29,068              17,910
  Income taxes payable                                                                 19,884               9,581
  Deferred revenue                                                                     54,930              49,401
                                                                            ------------------  ------------------
          Total current liabilities                                                   155,292             114,824
  Deferred taxes payable                                                                5,869              11,574
  Long-term debt                                                                      140,047             140,598
                                                                            ------------------  ------------------
          Total liabilities                                                           301,208             266,996
                                                                            ------------------  ------------------

Minority interest in consolidated subsidiary                                               98                 878
                                                                            ------------------  ------------------

Stockholders' equity:
  Common stock, par value $.001;  125,000 shares  authorized;
      77,120 and 66,230 shares issued; 75,843 and 64,953
      shares outstanding [see note 2]                                                      76                  66
  Additional paid in capital                                                          693,877             216,149
  Loan to stockholder                                                                 (2,009)             (1,900)
  Treasury stock, 1,277 shares, at cost                                              (29,488)            (29,488)
  Accumulated other comprehensive income (loss)                                       (5,050)              16,499
  Retained earnings                                                                    34,117              99,890
                                                                            ------------------  ------------------
          Total stockholders' equity                                                  691,523             301,216
                                                                            ------------------  ------------------
                    Total liabilities and stockholders' equity                $       992,829    $        569,090
                                                                            ==================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.,
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              Nine months ended
                                                                                                 October 31,
                                                                                             2000                1999
                                                                                     ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                                   $     (65,773)     $        11,511
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                             76,725              16,312
    Deferred income taxes                                                                    (1,684)             (4,394)
    Minority interest in consolidated subsidiary                                               (780)                 269
    Write-off of investment                                                                       --                 500
    Acquired in-process research and development                                               4,800               6,300
    Changes in assets and liabilities:
       Accounts receivable, net                                                             (16,785)             (1,028)
       Prepaid and other assets                                                              (2,256)             (2,340)
       Accounts payable                                                                          735               1,442
       Accrued liabilities                                                                     2,441             (6,146)
       Accrued compensation                                                                    9,432               5,068
       Income taxes payable                                                                   10,303               8,938
       Deferred revenue                                                                        3,986               3,359
       Other assets and liabilities                                                          (7,421)             (2,035)
                                                                                     ----------------    ----------------
        Net cash provided by operating activities                                             13,723              37,756
                                                                                     ----------------    ----------------

Cash flows from investing activities:
  Acquisition of equipment                                                                  (16,228)            (14,815)
  Capitalized software development costs                                                          --             (1,383)
  Purchases of investments                                                                  (86,983)           (116,519)
  Sales and maturities of investments                                                        104,564             131,598
  Acquisitions, net of cash acquired                                                        (28,670)            (24,872)
  Restricted cash                                                                           (16,353)             (1,387)
                                                                                     ----------------    ----------------
        Net cash used in investing activities                                               (43,670)            (27,378)
                                                                                     ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net                                                 40,429               9,127
  Repayment of  bank  borrowings                                                             (3,553)                  --
  Borrowings against line of credit                                                            1,410                  --
  Purchase of treasury stock                                                                      --            (10,362)
  (Loan to) repayment of loan by stockholder                                                   1,622             (1,000)
                                                                                     ----------------    ----------------
       Net cash provided by (used in) financing activities                                    39,908             (2,235)
                                                                                     ----------------    ----------------
Effect of exchange rate changes on cash and cash equivalents                                 (2,269)               (539)
                                                                                     ----------------    ----------------
Effect of changing fiscal year of acquired subsidiary                                             --             (4,816)
                                                                                     ----------------    ----------------
       Net increase in cash and cash equivalents                                               7,692               2,788
Cash and cash equivalents at beginning of period                                              77,929              61,916
                                                                                     ----------------    ----------------
Cash and cash equivalents at end of period                                            $       85,621     $        64,704
                                                                                     ================    ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            WIND RIVER SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION


The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River" or the "Company") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 31, 2000 which are included in Wind River's Annual Report on Form 10-K/A. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2001, or for any future period.


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


The condensed consolidated financial statements include the accounts of Wind River and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Wind River has a fiscal year end of January 31. Its international subsidiaries have fiscal year ends of December 31. The condensed consolidated financial statements for the three and nine months ended October 31, 2000 and 1999 include the international subsidiaries' financial information for the three and nine months ended September 30, 2000 and 1999, respectively. Acquisitions that have been accounted for as purchase transactions, which include Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, AudeSi Technologies ("AudeSi") in the second quarter of fiscal 2001, ICESoft AS ("ICESoft") and Rapid Logic, Inc. ("Rapid Logic") in the third quarter of fiscal 2001 and Software Development Systems, Inc. ("Software Development Systems") in the second quarter of fiscal 2000, have been included in the condensed consolidated results from the date of their acquisition.


The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and affect future operating results.


Certain amounts in the fiscal 2000 condensed consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

2.       ACQUISITIONS


POOLING OF INTERESTS COMBINATIONS


On June 30, 1999, Wind River completed the acquisition of RouterWare, Inc.. In connection with the merger: (a) each outstanding share of RouterWare common stock was exchanged for 1.82731 shares of Wind River common stock, resulting in the issuance of an aggregate of 730,923 shares of Wind River common stock for all outstanding shares of RouterWare common stock, and (b) all options to purchase shares of RouterWare common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 634,065 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

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

The results of operations for the three and nine months ended October 31, 1999, incorporating businesses acquired as poolings of interests are summarized as follows:

                                             Three months ended                     Nine months ended
                                              October 31, 1999                       October 31, 1999
(In thousands)                          Revenues          Net Income          Revenues       Net Income/(Loss)
                                     --------------  --------------------  ---------------  --------------------
 Wind River                                 44,601                 5,894          116,379                15,291
 Routerware                                      -                     -            1,302                  (887)
                                     --------------  --------------------  ---------------  --------------------
     Combined                               44,601                 5,894          117,681                14,404
 Integrated Systems                         39,240                   305          107,166                (2,893)
                                     --------------  --------------------  ---------------  --------------------
     Combined                        $      83,841   $             6,199    $     224,847   $            11,511
                                     --------------  --------------------  ---------------  --------------------

The RouterWare acquisition completed on June 30, 1999 and all results subsequent to the second quarter of fiscal year 2000 are included within the original reported results of operations.

PURCHASE COMBINATIONS


Wind River has made a number of acquisitions accounted for as purchase transactions. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of their acquisition. For acquisitions that occurred during fiscal 2001, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

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

The discount rate selected for estimating future cash flows was 25%. In selection of the appropriate discount rate, consideration was given to the Company's estimated weighted-average return on working capital and the Company's estimated weighted-average return on assets. The discount rate used was determined to be higher than the Company's estimated weighted-average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation. In utilizing a discount rate greater than the Company's weighted-average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.


Regarding Wind River's purchase acquisitions completed during fiscal 2001 and 2000, actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and potentially result in impairment of any other assets related to the development activities.


On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for
 .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $335.3 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million.

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


The allocation of the purchase price is summarized below (in thousands):

 Completed technology                                                                    $15,150

 In-process research and development                                                       3,700

 Trademark                                                                                   650

 Workforce                                                                                 5,650

 Net tangible assets                                                                       3,206

 Deferred tax liability                                                                  (8,043)



 Goodwill                                                                                315,026
                                                                                         -------

 Total purchase price                                                                   $335,339
                                                                                        ========

During the three and nine months ended October 31, 2000, Wind River amortized $20.8 million and $48.9 million of goodwill and other intangible assets acquired from Embedded Support Tools. The goodwill and other intangible assets are being amortized over a four year period.


The following pro forma summary presents the consolidated results of operations as if the acquisition of Embedded Support Tools had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

                                                      Three months ended              Nine months ended
                                                          October 31,                    October 31,
(In thousands, except per share data)               2000             1999           2000            1999
                                               --------------------------------------------------------------
  Net revenue                                  $   114,278      $    91,360    $   309,724      $   244,257

  Net loss                                     $   (15,540)     $   (13,095)   $   (80,712)     $   (58,101)

  Loss per share - basic & diluted             $    (0.22)      $    (0.19)    $    (1.17)      $    (0.85)


On May 1, 2000, Wind River acquired AudeSi Technologies in a transaction involving Canadian exchangeable shares. AudeSi Technologies is a supplier of Java(TM) based tools and other components, for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000.


In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001.


The preliminary allocation of the purchase price is summarized below (in thousands):

         Completed technology                                                                      $1,100

         In-process research and development                                                        1,000

         Workforce                                                                                    850

         Net tangible assets                                                                          871

         Long term deferred tax liability                                                           (731)



         Goodwill                                                                                  49,330
                                                                                                   ------

         Total purchase price                                                                     $52,420
                                                                                                  =======

During the three and nine months ended October 31, 2000, Wind River amortized $3.2 million and $6.4 million of goodwill and other intangible assets acquired from AudeSi. The goodwill and other intangible assets are being amortized over a four year period.


On July 15, 2000, Wind River completed its acquisition of ICESoft in a cash transaction of $24.6 million. ICESoft is a developer of innovative embedded internet browsing technologies for intelligent devices. The total purchase price of $24.6 million consisted of cash consideration of $24.5 million and acquisition costs of $100,000.


In connection with the acquisition, Wind River recorded an expense of $100,000 for in-process research and development, which was charged against earnings in the third quarter of fiscal year 2001.


The preliminary allocation of the purchase price is summarized below (in thousands):

Completed technology                                                   $   750


In-process research and development                                        100


Workforce                                                                  400


Net tangible assets                                                        225


Deferred tax liability                                                    (431)


Goodwill                                                                23,561
                                                                        ------


Total purchase price                                                   $24,605
                                                                        ======


During the three and nine months ended October 31, 2000, Wind River amortized $1.8 million of goodwill and other intangible assets acquired from ICESoft. The goodwill and other intangible assets are being amortized over a four year period.

On October 24, 2000, Wind River completed its acquisition of Rapid Logic, Inc. in a stock-for-stock merger transaction. Rapid Logic is the provider of advanced device management technologies for networking equipment and other intelligent devices. In connection with the acquisition: (a) each outstanding share of Rapid Logic common stock was exchanged for .0730 of a share of Wind River common stock, resulting in the issuance of an aggregate of 1,244,940 shares of Wind River common stock for all outstanding shares of Rapid Logic common stock, and (b) all options to purchase shares of Rapid Logic common stock outstanding immediately prior to the consummation of the acquisition were converted into fully-vested options to purchase 126,298 shares of Wind River common stock. The total purchase price of approximately $57.5 million consisted of common stock with a fair market value of $51.8 million, options assumed with a fair market value of $5.0 million and merger costs of $700,000. In the condensed consolidated balance sheet as of October 31, 2000, the purchase price has been allocated entirely to goodwill. The Company is currently calculating the purchase price allocation. The purchase price will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values as of the effective date of the acquisition. An independent appraiser will determine the valuation of the intangible assets acquired. Such valuations and studies are not yet complete.

Pro forma results of operations for AudeSi Technologies, ICESoft, and Rapid Logic have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.



3.       REVENUE RECOGNITION

Wind River recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2", effective February 1, 1998 and by SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition' with Respect to Certain Transactions."

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


5.       OTHER BORROWINGS


In October 2000, Wind River borrowed approximately $6.5 million from its $17.3 million credit line through a subsidiary. The amount borrowed bears an annual interest rate of 0.95%. There is $10.8 million still available through the line of credit.


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


Comprehensive income for the three and nine months ended October 31, 2000 and 1999 is as follows:

                                                      Three months ended               Nine months ended
                                                          October 31,                     October 31,
                                                  ----------------------------    ----------------------------
(In thousands)                                         2000          1999              2000          1999
                                                  -------------  -------------    -------------  -------------
Net income (loss):                                $   (15,994)   $      6,199     $   (65,773)   $     11,511
                                                  -------------  -------------    -------------  -------------
Other comprehensive income (loss)
   Foreign currency translation adjustments            (1,218)            262          (2,094)          (610)
   Unrealized gain (loss) on investments                 (901)          6,830         (19,455)         10,035
                                                  -------------  -------------    -------------  -------------
Other comprehensive income (loss)                      (2,119)          7,092         (21,549)          9,425
                                                  -------------  -------------    -------------  -------------
Total comprehensive income (loss)                 $   (18,113)   $     13,291     $   (87,322)   $     20,936
                                                  =============  =============    =============  =============



7.       NET INCOME PER SHARE


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

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations for the periods presented:

                                                           Three Months Ended           Nine Months Ended
                                                              October 31,                  October 31,
                                                       ---------------------------   -------------------------
(In thousands)                                              2000          1999          2000         1999
                                                       -------------  ------------   -----------  ------------
Shares used in basic net income (loss)
      per share computation                                  74,195        63,477        71,230        62,631
Effect of dilutive potential common shares                       --         2,499            --         2,907
                                                         -----------     ---------     ---------    ----------
Shares used in diluted net income (loss)
     per share computation                                   74,195        65,976        71,230        65,538
                                                       =============  ============   ===========  ============


Dilutive potential common shares totaling approximately 5.0 million and 5.5 million were excluded from the computation of the number of shares used in the diluted net loss per share calculation for the three and nine months ended October 31, 2000, respectively, as their inclusion would be anti-dilutive. The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from both the above computations. In addition, options to purchase approximately 624,000, 4.5 million, 441,000, and
4.5 million common shares which were outstanding for the three months ended October 31, 2000 and 1999, and for the nine months ended October 31, 2000 and 1999, respectively, were not included in the calculation because the exercise prices were greater than the average market price of common shares in each respective period and the effect would be anti-dilutive. The exercise prices of these options ranged from $40.13 to $60.50, $17.44 to $31.92, $40.13 to $60.50, and $17.94 to $31.92 for the three months ended October 31, 2000 and 1999, and the nine months ended October 31, 2000 and 1999, respectively.


8.       COMMITMENTS AND CONTINGENCIES


In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of October 31, 2000, the lessor has funded a total of $19 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and London interbank offering rate ("LIBOR"). In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants, tangible net worth and fixed charge ratio.


9.       DERIVATIVE FINANCIAL INSTRUMENTS


Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency transactions. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At October 31, 2000, Wind River had outstanding forward contracts to hedge certain foreign currency transaction exposures in Japanese Yen and certain European currencies. The difference between cost and estimated fair value at October 31, 2000 was immaterial.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is at one month LIBOR, to a fixed rate of 5.9%. At October 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The differential to be paid or received under the swap agreement will be recognized as an adjustment to rent expense related to the operating lease. The swap agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.


10.      RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury "netting" of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. Wind River is in the process of determining the impact, if any, the adoption of this statement will have on its financial statements.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Wind River has adopted the provisions of FIN 44, which has not had a material effect on the financial position or results of operations.

In July 2000, the EITF issued EITF Issue No. 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with non-qualified stock options. Wind River receives an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by us upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 31, 2000. Wind River has adopted EITF 00-15 and such adoption did not have a material impact on its consolidated financial statements.

11.      SEGMENT AND GEOGRAPHIC INFORMATION


Wind River operates in one industry segment -- technology for embedded operating systems, and management uses one measurement of revenue and profitability for its business.


Wind River markets its products and related services to customers in the United States, Canada, Europe and the Asia Pacific region. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets by geographic location is as follows:

                                             Revenue                                 Long-Lived Assets
                        ---------------------------------------------------   ---------------------------------
(In thousands)            Three months ended         Nine months ended          October 31,      January 31,
                              October 31,               October 31,
                        ------------------------ --------------------------   ----------------  ---------------
                            2000          1999       2000          1999                2000            2000
                        ------------ ----------- ------------ -------------   ----------------  ---------------
 North America           $   82,128   $  50,632   $  208,664   $   137,262       $    501,397     $     91,823
 Japan                       11,322      12,704       30,499        32,453              5,736            3,086
 Other International         21,388      20,505       68,574        55,132              6,122            5,419
                          ----------   ---------   ----------   -----------       ------------     ------------
    Consolidated         $  114,838   $  83,841   $  307,737   $   224,847       $    513,255     $    100,328
                        ============ =========== ============ =============   ================  ===============


Other International consists of the revenues and long-lived assets of operations in Europe and Asia Pacific excluding Japan. Long-lived assets exclude marketable securities and private investments as well as deferred tax assets.


12.      SECURED PROMISSORY NOTE WITH STOCKHOLDER


At October 31, 2000, the Company's Chief Executive Officer had outstanding a secured promissory note for $2.0 million from the Company to purchase shares of our common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan is full recourse and is secured by a pledge of personal property. The loan amount outstanding as of October 31, 2000 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

                            WIND RIVER SYSTEMS, INC.


This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others are discussed in Wind River's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2000. Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussions should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere herein.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Wind River develops, markets, supports and provides consulting services for advanced software operating systems and software and hardware development tools that allow customers to create complex, robust, real-time software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. Wind River's products enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.


All historical financial information has been restated to reflect the acquisition of Integrated Systems, Inc. ("Integrated Systems") in the first quarter of fiscal 2001 and Routerware, Inc. ("Routerware") in the second quarter of fiscal 2000, each of which was accounted for as a pooling of interests. Acquisitions that have been accounted for as purchase transactions, which include Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, AudeSi Technologies ("AudeSi") in the second quarter of fiscal 2001, ICESoft AS ("ICESoft") and Rapid Logic, Inc. ("Rapid Logic") in the third quarter of fiscal 2001 and Software Development Systems, Inc. ("Software Development Systems") in the second quarter of fiscal 2000, have been included in the condensed consolidated financial results from the dates of their purchase.

RESULTS OF OPERATIONS


Operating results as a percentage of revenue for the three and nine month periods ended October 31, 2000 and 1999 are summarized in the following table:

                                                            Three months ended                 Nine months ended
                                                               October 31,                        October 31,
                                                          2000              1999             2000              1999
                                                     --------------   --------------    --------------    -------------
Revenues:
  Products                                                      72 %             67 %              69 %             65 %
  Services                                                      28               33                31               35
                                                     --------------   --------------    --------------    -------------
     Total revenues                                            100              100               100              100
                                                     --------------   --------------    --------------    -------------

Cost of revenues:
  Products                                                       8                8                 9                9
  Services                                                      14               13                15               14
                                                     --------------   --------------    --------------    -------------
     Total cost of revenues                                     22               21                24               23
                                                     --------------   --------------    --------------    -------------

          Gross margin                                          78               79                76               77
                                                     --------------   --------------    --------------    -------------

Operating expenses:
   Selling and marketing                                        39               37                41               38
   Product development and engineering                          20               17                19               17
   General and administrative                                    9               11                10               10
   Amortization of intangibles                                  25                3                21                2
   Acquisition-related and other                                 -                2                10                4
                                                     --------------   --------------    --------------    -------------
            Total operating expenses                            93               70               101               71
                                                     --------------   --------------    --------------    -------------

              Operating income (loss)                         (15)                9              (25)                6
                                                       ------------      -----------      ------------    ------------

Other income (expense):
   Interest income                                               4                5                 5                6
   Realized gain (loss) on investments                           2                -                 4                -
   Interest expense and other, net                             (2)              (3)               (2)              (3)
                                                     --------------   --------------    --------------    -------------
            Total other income                                   4                2                 7                3
                                                     --------------   --------------    --------------    -------------

Income (loss) before provision for income taxes               (11)               11              (18)                9
Provision for income taxes                                     (3)              (4)               (3)              (4)
                                                     --------------   --------------    --------------    -------------
                Net income (loss)                             (14) %              7 %            (21) %              5 %
                                                     ==============   ==============    ==============    =============

(1) The Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2000 includes charges of 0% ($100,000) and 10% ($31.8 million), respectively, in acquisition-related and other charges associated with the acquisition and integration of ICESoft and of Integrated Systems, Embedded Support Tools and AudeSi Technologies, respectively, and 25% ($28.4 million) and 21% ($64.8 million), respectively, of amortization of goodwill, purchased technology and other intangibles.

(2) The Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 1999 includes charges of 2% ($1.7 million) and 4% ($9.3 million), respectively, of acquisition-related and other charges associated with the acquisition and integration of Software Development Systems and Routerware, CEO retirement costs, CEO recruitment and hiring costs and, in the first quarter, $500,000 related to the write-off of an investment in XACT, as well as 3% ($2.5 million) and 2% ($3.5 million), respectively, of amortization of goodwill, purchased technology and other intangibles.

REVENUES

Total revenues for the three and nine month periods ended October 31, 2000 were $114.8 million and $307.7 million, respectively, compared to $83.8 million and $224.8 million for the same periods in fiscal 2000. Product revenues consist of licensing fees from operating system and software development tool products, fees from embedded system run-time licenses, and programming, testing, and debugging tools. Service revenues are derived from software maintenance and support contracts, professional services or consulting, customer training, and software development and porting contracts. Software maintenance and support contracts are generally sold separately from the software licenses and tools. The increase in total revenues of 37% for each of the three and nine month periods ended October 31, 2000 is due to increases in the volume of revenues from both products and services.

Product revenue increased 47% and 45% to $82.6 million and $213.7 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $56.1 million and $147.0 million for the same periods in fiscal 2000. Product revenues primarily consist of development, OEM and run-time license fees, and fees from programming, testing, and debugging tools. Wind River typically charges a one-time fee for development licenses, a separate OEM license fee for each customer development project and a run-time license fee for each copy of Wind River's operating system embedded in the customer's product. The increase in product revenues was due primarily to increases in development, OEM and run-time license revenues, as well as programming, testing, and debugging revenue, as Wind River's products continue to be purchased by customers for their product development projects, customer developed products continue to be accepted by end-users, and as we expand our product lines through research and development and integrated products from acquired companies. Product revenues are generally recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements providing that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.


Services revenue increased 16% and 21% to $32.2 million and $94.1 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $27.7 million and $77.8 million for the same periods in fiscal 2000. The increase was primarily due to increases in revenue from professional services related to long-term application development, as well as shorter field consulting assignments, maintenance support agreements, both new and recurring, and training resulting from the increase in Wind River's installed base software applications provided to customers.


Deferred revenue results primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the contracts, certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as the services are performed.


Total revenues from international sales for the three and nine month periods ended October 31, 2000 were $32.7 million and $99.1 million, respectively, compared to $33.2 million and $87.6 million for the same periods in fiscal
2000. Revenues decreased slightly as compared to the same quarter last fiscal year, due to a decrease in sales in Japan which were offset by an increase in Other International sales. The increase of 13% for the year was due to increased demand for our products and services in Europe and the Asia Pacific region. International revenues accounted for 28% and 32% of total revenues for the three and nine month periods ended October 31, 2000, compared to 40% and 39% for the same periods in fiscal 2000. The decrease in international revenue as a percentage of revenue is due to domestic revenue increasing at a faster rate than international revenue. The decrease is also related to a decrease in revenues from Japan as a result of the transition to a new distribution model in which Wind River will sell directly to its customers in Japan. Due to this transition, we expect that revenues in Japan will grow at a lesser rate than the other geographic regions and may even decline. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce our revenues and backlog in dollar terms or make our products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure and to date such exposures have not had a material impact on our results of operations. We enter into forward contracts to hedge the short-term impact of foreign currency fluctuations. In recent years, economic uncertainty and related fluctuations of certain foreign currencies against the dollar have occurred. These factors could adversely affect our future sales and operating expenses. See "Additional Risk Factors That May Affect Future Results of Operations-Our International Business Activities Subject Us to Risks That Could Adversely Affect Our Business".


COSTS OF REVENUES

The overall cost of products and services as a percentage of total revenues was 22% and 24% for the three and nine month periods ended October 31, 2000, compared to 21% and 23% for the same periods in fiscal 2000.


Product-related cost of sales as a percentage of product revenues was 11% and 12%, respectively, for the three and nine month periods ended October 31, 2000, compared to 11% and 13% for the same periods in fiscal 2000. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software and documentation and packaging and the cost of material and labor for hardware shipped. The decrease in this percentage is primarily due to an increase in production efficiencies as more development, OEM and run-time licenses move through our production cycle, as well as a reduction in our product costs. Wind River's cost of revenue as a percentage of product revenues may be affected in the future by the amortization of purchased technology and distribution rights related to the introduction of new products and by royalty payments to other third parties for sales related to their products.


Service related cost of revenues as a percentage of service revenues was 51% and 49%, respectively, for the three and nine month periods ended October 31, 2000, compared to 39% and 40% for the same periods in fiscal year 2000. Service related cost of revenues consists primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to our continued investment in developing new professional services offerings and the addition of new personnel and certified third party contractors to our professional services organization. We expect that the cost of service revenues will increase in absolute dollars as we continue to increase our professional services organization, customer support staff, and customer support capabilities.


OPERATING EXPENSES

Selling  and  marketing   expenses  were  $45.2  million  and  $125.5   million,
respectively, for the three and nine month periods ended October 31, 2000, compared to $31.3 million and $85.7 million for the same periods in fiscal 2000. As a percentage of total revenue, selling and marketing expenses were 39% and 41% for the three and nine month periods ended October 31, 2000, compared to 37% and 38% for the same periods in fiscal 2000. The increase resulted primarily from the growth in the number of sales and marketing personnel and related costs, including the costs associated with quarterly commission payments and increases in expenses related to marketing and advertising programs, including costs for new product introductions, promotions and trade shows. In addition, for the nine month period ended October 31, 2000, we incurred costs associated with integrating Integrated Systems, Embedded Support Tools,
AudeSi and ICESoft into Wind River. The selling and marketing integration costs include reprinting marketing collateral, sales meetings, trade show promotions, and advertisements. The increase is also attributable to the inclusion of sales and marketing expenses related to the Embedded Support
Tools, AudeSi and ICESoft acquisitions accounted for as purchase transactions during the first, second and third quarters of fiscal 2001. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to expand our sales and marketing staff and programs.

Product development and engineering expenses were $22.4 million and $59.8 million for the three and nine month periods ended October 31, 2000, compared to $14.5 million and $38.7 million for the same periods in fiscal 2000. As a percentage of total revenue, product development and engineering expenses were 20% and 19% for the three and nine month periods ended October 31, 2000, compared to 17% for the same periods in fiscal 2000. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines, including acquisition costs, and with the additional engineering staff as a result of acquisitions. We believe that product development and engineering expenses will continue to increase in absolute dollars as we continue to invest in the development of new products, technologies, applications and product enhancements.


General and administrative expenses were $10.5 million and $29.6 million for the three and nine month periods ended October 31, 2000, compared to $8.9 million and $22.6 million for the same periods in fiscal 2000. As a percentage of total revenue, general and administrative expenses were 9% and 10% for the three and nine month periods ended October 31, 2000 compared to 11% and 10% for the same periods in fiscal 2000. The decrease of general and administrative expenses as a percent of revenue was due to the $1.3 million in expenses related to the hiring of our new CEO in the third quarter of fiscal 2000. The increase in absolute dollars was due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance, legal and administration to support the growth of Wind River and to integrate the companies we have acquired. In addition, the administrative expenses related to the acquisitions accounted for as purchase transactions are included, from the date of acquisition, in Wind River's results for the first, second and third quarters of fiscal 2001. We believe that general and administrative expenses will continue to increase in absolute dollars as we continue to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

Amortization of intangibles totaled $28.4 million and $64.8 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $2.5 million and $3.6 million for the same periods in fiscal 2000. The increase in amortization of intangibles is due to the amortization of identifiable intangibles and goodwill related to purchase transactions completed this year, including Embedded Support Tools, AudeSi Technologies, and ICESoft. During the three and nine month periods ended October 31, 2000, Wind River amortized $25.2 million and $57.1 million of goodwill and $2.9 million and $7.5 million of identifiable intangible assets, respectively. As a result of acquisitions accounted for as purchases, Wind River expects to amortize $385.1 million and $62.5 million, respectively, of goodwill and identifiable intangibles over approximately 4 years or a total of approximately $31.9 million per quarter.


Acquisition-related and other expenses were $100,000 and $31.8 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $1.7 million and $9.3 million for the same periods in fiscal 2000. For the three month period ended October 31, 2000, acquisition-related and other expenses are comprised of $100,000 related to the write-off of in-process research and development costs of ICESoft. For the nine month period ended October 31, 2000, acquisition-related and other expenses are comprised of $27.0 million in costs associated with the acquisition of Integrated Systems and $3.7 million relating to the write-off of in-process research and development costs of Embedded Support Tools, $1.0 million related to the write-off of in-process research and development costs of AudeSi Technologies and $100,000 related to the write-off of in-process research and development costs of ICESoft.

The Integrated Systems acquisition costs of $27.0 million include: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance payments,
(c) $4.5 million for office closure and other costs for surplus sales offices in the USA, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and with the elimination of acquired legal entities in the USA, Europe and Japan, and, (e) $0.6 million for general integration costs. Severance costs of $1.2 million and $4.9 million were paid during the three and nine month periods ended October 31, 2000, respectively. The remaining severance costs are expected to be paid during the fourth quarter of fiscal 2001. In total, 87 employees have been terminated, including 40 general and administrative employees, 33 sales and marketing employees and 14 employees from other areas. Employees have been terminated if their roles or functions were duplicated following the acquisition of Integrated Systems. The office closure costs relate to remaining lease payments on vacant offices extending to October 31, 2004.

Wind River recognized in-process research and development charges of $100,000 relating to ICESoft, $1.0 million relating to AudeSi Technologies and $3.7 million relating to Embedded Support Tools during the third, second and first quarters of fiscal 2001, respectively. Wind River also recognized an in-process research and development charge of $6.4 million relating to Software Development Systems during the second quarter of fiscal 2000. The amounts related to in-process technology represent purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax-effected using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools, AudeSi Technologies and Software Development Systems. Wind River cannot guarantee that it will realize revenue from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made. However, to date, the Company is not aware of any significant variations between costs incurred and estimates made.


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


OTHER INCOME AND EXPENSES

Interest income was $5.0 million and $15.4 million, respectively, for the three and nine month periods ended October 31, 2000, compared to $4.3 million and $13.7 million for the same periods in the prior fiscal year. The increase in interest income was primarily due to higher interest rates on invested balances. Total cash and cash equivalents, investments and restricted cash at October 31, 2000 and 1999 was approximately $327.6 million and $352.3 million, respectively.


The realized gain on investments was $1.5 million and $10.2 million for the three and nine month periods ended October 31, 2000 compared to realized losses of $256,000 and $883,000 for the same periods in fiscal 2000. The increase is due primarily to a gain of $1.7 million and $10.5 million related to the disposition of equity securities of Liberate Technologies, Inc. and e-Sim, Inc. during the three and nine month periods ended October 31, 2000, respectively. Wind River sold 58,411 common shares of Liberate at prices ranging from $33.13 to $33.86 during the third quarter. Wind River sold 105,000 common shares of Liberate at prices ranging from $26.94 to $28.96 per share during the second quarter of fiscal year 2001 and sold 44,922 common shares of Liberate at $108.00 per share and 95,100 common shares of e-Sim at prices ranging from $18.38 to $36.99 per share during the first quarter of fiscal year 2001. During the first quarter of fiscal year 2000, Wind River recognized a charge totaling $500,000 relating to the difference between the carrying amount of our investment in XACT and management's assessment of the net realizable value of the investment.


Interest expense and other, net was $1.8 million and $6.1 million for the three and nine month periods ended October 31, 2000, compared to $2.0 million and $6.3 million for the same periods in the prior fiscal year. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year commencing February 1, 1998. The notes mature on August 1, 2002.


PROVISION FOR INCOME TAXES

Net income for the three and nine month periods ended October 31, 2000 was negatively impacted by $100,000 and $31.8 million, respectively, in acquisition related and other charges, including, $100,000 and $4.8 million, respectively, of in-process research and development and $28.4 million and $64.8 million, respectively, in amortization of goodwill, purchased technology and other intangibles. Despite the occurrence of a net loss in the three and nine month periods ended October 31, 2000, a tax provision resulted due to the exclusion of amortization of goodwill and other intangibles, and the exclusion of in-process research and development and other acquisition charges, which are non-deductible for income tax purposes. The effective tax rate for the three and nine months ended October 31, 2000 excluding amortization of goodwill and intangibles and acquisition charges was 37.5% compared to 35.4% and 35.9% for the same periods in the prior fiscal year. The change in the effective tax rate excluding amortization of goodwill and intangibles and acquisition charges is attributed to the change in the ratio of foreign taxable income to domestic taxable income and carryforward tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, Wind River had working capital of approximately $123.3 million and cash and investments, excluding restricted cash of $56.5 million, of approximately $271.1 million, which include investments with maturities greater than one year of $137.5 million. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the nine month period ended October 31, 2000 include cash flows for companies acquired as a purchase transaction from the date of their acquisition.


During the first nine months of fiscal 2001, Wind River's operating activities provided net cash of $13.7 million as compared to $37.8 million for the same period in fiscal 2000. The decrease is due primarily to changes in assets and liabilities including accrued liabilities, accrued compensation, income taxes payable and deferred revenue offset by an increase in accounts receivable, prepaid and other assets, and other assets and liabilities. The net loss for the first nine months of fiscal 2001 was primarily offset by the adjustments for depreciation and amortization of intangibles and the write-off of in-process research and development arising from the acquisitions of Embedded Support Tools, AudeSi Technologies and ICESoft.


During the first nine months of fiscal 2001, investing activities used net cash of $43.7 million as compared to $27.4 million for the same period in fiscal 2000. During fiscal 2001, the primary uses of cash were for purchases of investments, the settlement of liabilities assumed in connection with the acquisition of Embedded Support Tools, the acquisition of ICESoft, the acquisition of equipment, and changes in restricted cash. These uses of cash were partially offset by cash provided relating to the sales and maturities of investments. Restricted cash increased primarily due to the increased collateral funding required for the operating lease of Wind River's headquarters development. The collateral consists of direct obligations of the United States Government.


During the first nine months of fiscal 2001, financing activities provided net cash of $39.9 million as compared to use of $2.2 million in the same period in fiscal 2000. During fiscal 2001, the primary source of cash was from the sale of common stock in connection with employee stock option exercises. These proceeds were substantially offset by cash repayment of Embedded Support Tools' bank loans following its acquisition. During the nine months ended October 31, 1999, Wind River repurchased as part of its systematic stock repurchase program, 165,000 shares of its common stock at a cost of approximately $4.0 million. Integrated Systems also repurchased 261,000 shares of its common stock. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. We have not made any repurchases since March 17, 1999.


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


In fiscal year 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. As of October 31, 2000, the lessor has funded a total of $19 million of construction costs and has committed to fund up to a maximum of $26.0 million. Construction of the buildings is currently expected to be completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, which include capitalized interest and LIBOR. In connection with the lease of Wind River's new headquarters, Wind River is obligated to enter into a ground lease of its land in Alameda, California with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants, tangible net worth and fixed charge ratio. As of October 31, 2000, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its corporate headquarters. This agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR to a fixed rate of 5.9%. The differential to be paid or received under this agreement will be recognized as an adjustment to rent expense related to the operating lease. The agreement matures at the same time as the operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of counterparty to meet the term of the contract) are generally limited to the amounts, if any, by which the counterparty's obligations exceed the obligations of Wind River. Wind River manages potential counterparty credit risk prior to entering into transactions by requiring that all counterparties have at least a AA Standard and Poor's, or Moody's equivalent, long-term senior debt rating.


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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury "netting" of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. Wind River in the process of determining the impact, if any, the adoption of this statement will have on its financial statements.


In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Wind River has adopted FIN 44, which has not had a material effect on the financial position or results of operations.


In July 2000, the EITF issued EITF Issue No. 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with non-qualified stock options. Wind River receives an income tax deduction for the difference between the exercise price and the market price of a non-qualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by us upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 31, 2000. Wind River has adopted EITF 00-15 and such adoption did not have a material impact on its consolidated financial statements.

In July 2000, the EITF issued EITF Issue No. 00-16 "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." This Issue addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and SFAS No. 123, "Accounting for Stock-Based Compensation." This Issue addresses Wind River's timing for recognizing when the tax obligation is triggered. This Issue is effective MMMM DD, 2000. Wind River has not yet determined the impact, if any, of adopting this Issue.


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


IF WE DO NOT INTEGRATE OUR PRODUCTS WITH THOSE OF COMPANIES WE HAVE ACQUIRED, WE MAY LOSE CUSTOMERS AND FAIL TO ACHIEVE OUR FINANCIAL OBJECTIVES.


During this fiscal year, we completed four major business acquisitions. In February, March, May, and October 2000, we acquired Integrated Systems, Inc., Embedded Support Tools Corporation, AudeSi Technologies, Inc., and Rapid Logic, Inc., respectively. Achieving the benefits of the mergers depends in part on the integration of Wind River's and its acquired companies' products in a timely and efficient manner. In order for us to provide enhanced and more valuable products to our customers since the acquisitions, we will need to integrate our product lines and development organizations of Wind River and the acquired companies. This will be difficult and unpredictable because these products are highly complex, have been developed independently and were designed without regard to such integration. If we cannot successfully integrate our products and continue to provide customers with products and new product features in the future on a timely basis, we may lose customers and our business and results of operations may be seriously harmed.


IF WE ARE NOT SUCCESSFUL IN INTEGRATING OUR ORGANIZATIONS, WE WILL NOT BE ABLE TO OPERATE EFFICIENTLY.


Achieving the benefits of the acquisitions also depends in part on the successful integration of Wind River's and its acquired companies' operations and personnel in a timely and efficient manner. Such integration requires coordination of different development and engineering teams. This, too, will be difficult and unpredictable because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. If we cannot successfully integrate our operations and personnel, we will not realize the expected benefits of the mergers.


INTEGRATING OUR COMPANIES MAY DIVERT MANAGEMENT'S ATTENTION AWAY FROM OUR OPERATIONS.


Successful integration of Wind River's and its acquired companies' operations, products and personnel may place a significant burden on our management and our internal resources. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the combined company's business, financial condition and operating results.


IF WE DO NOT SUCCESSFULLY INTEGRATE THE COMPANIES INTO A SINGLE BUSINESS AND REALIZE THE EXPECTED BENEFITS OF THE ACQUISITIONS, WE WILL HAVE INCURRED SIGNIFICANT COSTS, WHICH MAY HARM OUR BUSINESS.


Wind River expects to incur costs from integrating its acquired companies' operations, products and personnel. These costs may be substantial and may include costs for

-    employee redeployment, relocation or severance;

-    conversion of information systems;

-    combining research and development teams and processes;

-    reorganization or closures of facilities; and

-    relocation or disposition of excess equipment.

We do not know whether Wind River will be successful in these integration efforts and cannot assure you that we will realize the expected benefits of the mergers.


FAILURE TO RETAIN KEY EMPLOYEES COULD DIMINISH THE BENEFITS OF THE ACQUISITIONS.


The successful combination of Wind River and its acquired companies depends in part on the retention of key personnel. There can be no assurance that Wind River will be able to retain its acquired companies' key management, technical, sales and customer support personnel, or that Wind River will realize the anticipated benefits of the acquisitions.


IF CUSTOMER RELATIONSHIPS ARE DISRUPTED BY THE ACQUISITIONS, OUR SALES COULD DECLINE.


Customers may not continue their buying patterns in place prior to the acquisitions. Any significant delay or reduction in orders for Wind River's and its acquired companies' products could have a material adverse effect on the combined company's business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Wind River's and its acquired companies' products and the combined company's future product strategy. Customers may also consider purchasing products of competitors. In addition, by increasing the breadth of Wind River's and its acquired companies' business, the acquisitions may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view the combined company as a more direct competitor than Wind River and its acquired companies as an independent company.


WE FACE INTENSE COMPETITION, WHICH COULD DECREASE DEMAND FOR OUR PRODUCTS OR CAUSE US TO REDUCE OUR PRICES.


The embedded real-time software industry is highly competitive. We believe that our principal competition comes from companies that develop real-time operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. We also compete with other independent software vendors, including


-    Accelerated Technology, Inc.;

-    ENEA OSE Systems AB;

-    Mentor Graphics, Inc.

-    Microsoft Corporation;

-    Microware Systems Corporation;

-    Motorola, Inc.;

-    QNX Software Systems, Ltd.;

-    Sun Microsystems, Inc.; and

-    Symbian Inc.


A number of companies, including RedHat, Inc. and Lynx Real-Time Systems, Inc., have been promoting Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty-free operating system. Because Linux is royalty free, Wind River may be forced to reduce the prices of run time royalties, which could result in reduced profit margins.

In addition, hardware or other software vendors could seek to expand their product offerings by designing and selling products that directly compete with or adversely affect sales of our products. Many of our existing and potential competitors have substantially greater financial, technical, marketing and sales resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Moreover, our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Although we believe we presently have certain technological and other advantages over our competitors, maintaining these advantages will require a continued high level of investment in research and development, marketing and customer service and support. In addition, competitive pressures could cause us to reduce the prices of our products, run-time royalties, and services, which would result in reduced profit margins.


OUR FAILURE TO RESPOND QUICKLY TO RAPID TECHNOLOGICAL CHANGE WITH PRODUCT OFFERINGS WILL ADVERSELY AFFECT OUR ABILITY TO COMPETE.


The market for embedded real-time software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, for example, our new VxWorks AE technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete.
Because customers often defer purchases between the time a new product is announced and its availability, our operating results may fluctuate if we do not provide new products rapidly. We have from time to time experienced delays in the development of new technologies, new products and the enhancement of existing products, including, most recently, a delay in the development of our recently introduced product Tornado for Managed Switches and VxWorks AE. Such delays are commonplace in the software industry. We must achieve design wins with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products would suffer.

BECAUSE OUR OPERATING RESULTS DEPEND UPON SALES OF A SMALL NUMBER OF PRODUCTS, A REDUCTION IN DEMAND FOR A SINGLE PRODUCT MAY DISPROPORTIONATELY DECREASE OUR OPERATING RESULTS.


Revenue from sales of our Tornado and Vx Works, pSOS and pRISM+ family of products and services has historically accounted for substantially all of our revenue, and we expect this concentration will continue in the foreseeable future. Although we have added new products to our offering as a result of the acquisitions, any decline in price or reduction in the demand for our Tornado or Vx Works, pSOS and pRISM+ family of products and services could materially adversely affect our operating results and cause the price of our common stock to decline.


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


ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND INCREASE OUR INDEBTEDNESS.

As part of our business strategy, we anticipate that we will continue to acquire or make investments in businesses, products and technologies that complement ours. We have incurred significant costs in connection with transactions completed in this fiscal year, and may incur significant costs in connection with future transactions whether or not they actually occur. The transactions may not be completed in a timely manner or at all. We may experience difficulties integrating an acquired company's operations into ours. As a result, we may divert management attention to the integration that would otherwise be available for the ongoing development of our business. In particular, if we are unable to combine our financial and customer databases, we will be unable to operate efficiently. Acquisitions have additional inherent risks, including:

-    difficulties assimilating acquired operations, technologies or products;

-    unanticipated costs; and

-    adverse effects on relationships with customers, suppliers and employees.

We may not be successful in integrating the businesses, products, technologies or personnel we acquire. Similarly, we cannot guarantee that our investments will yield a significant return, if any. To finance acquisitions, we may issue equity securities, which may dilute our earnings per share, or incur significant indebtedness and related interest expense.

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

OUR SIGNIFICANT INTERNATIONAL BUSINESS ACTIVITIES SUBJECT US TO ECONOMIC RISKS.

During the nine months ended October 31, 2000 and fiscal years ended January 31, 2000 and 1999, we derived approximately 32%, and 37%, respectively, of our total revenue from sales outside of North America. We expect that international sales will continue to generate a significant percentage of our total revenue in the foreseeable future, and we also expect to continue to make investments to further expand our international operations and to increase our direct sales force in Europe and Asia. Wind River is in the process of changing its distribution model in Japan to a model in which Wind River interfaces with and sells to its customers more directly. We believe that this model will improve our understanding of and relationships with our customers. During this transition period, we expect to see a decline in revenues in Japan. Risks inherent in international operations include:

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

WE HAVE SUBSTANTIAL DEBT SERVICE AND PRINCIPAL REPAYMENT OBLIGATIONS, WHICH COULD MAKE IT DIFFICULT FOR US TO OBTAIN FINANCING.

We sold $140 million of 5% convertible subordinated notes in 1997, which mature in 2002. This debt financing increased significantly both the ratio of our long-term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could impair our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and a small portion of the notes has been converted to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash reserves significantly.

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


Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of October 31, 2000 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's financial instruments.


FOREIGN CURRENCY RISK

Wind River transacts business in various foreign currencies, primarily in Japanese Yen and certain European currencies. Wind River has established a foreign currency hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other comprehensive income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At October 31, 2000, Wind River had outstanding forward contracts with notional amounts totaling approximately $8.2 million.


The net unrealized gains and losses on the outstanding forward contracts at October 31, 2000 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at October 31, 2000 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River.

INTEREST RATE SWAP RISK

In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At October 31, 2000, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at October 31, 2000 was negligible.

EQUITY PRICE RISK

Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering of $7.50 per share. e-Sim went public in July 1998, and at October 31, 2000, the closing price of e-Sim's stock was $3.69 per share. In addition, Wind River owns 208,333 shares of common stock of Liberate Technologies, Inc., a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at October 31, 2000, the closing price of Liberate's stock was $19.06 per share. Wind River also owns 90,909 shares of TVIA, Inc., a Delaware corporation. TVIA went public in August 2000 at $11.00 per share, and at October 31, 2000, the closing price was $16.38 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet at October 31, 2000 at their market value of approximately $6.5 million in aggregate, with the unrealized gains and losses excluded from earnings and reported in the accumulated other comprehensive income component of stockholders' equity. At December 7, 2000, the closing prices of e-Sim's, Liberate's and TVIA's stock were $3.09, $14.31 and $10.75, respectively. In addition to the publicly traded stock, Wind River owns stock in some privately held companies. Wind River monitors the value of these investments continuously and has not found any material differences to the carrying value of the investments.

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds


On October 24, 2000, in connection with its acquisition of Rapid Logic, Inc., a privately-held company, Wind River issued an aggregate of 1,244,940 unregistered shares of its common stock for the benefit of the stockholders of Rapid Logic. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Regulation D thereof, as a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          3.1(a)  Certificate of Incorporation, as amended October 15, 1993

          3.1(b)  Certificate of Incorporation, as amended July 23, 1996

          3.1(c)  Certificate of Incorporation, as amended June 26, 1998

          3.1(d)  Certificate of Incorporation, as amended September 7, 2000

         27.1     Financial Data Schedule


         (b)  Reports on Form 8-K


The Company filed a report on Form 8-K, dated October 25, 2000, filing the press release announcing its acquisition of Rapid Logic, Inc.

                                    SIGNATURE


Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                      WIND RIVER SYSTEMS, INC.


Date:    December 15, 2000                 /s/ MICHAEL ZELLNER
                                           --------------------------

                                      Michael Zellner
                                      Vice President and Chief Financial Officer