Form 10-K
period 2001-01-31
WIND RIVER SYSTEMS INC
filed 2001-05-01
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21342

WIND RIVER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2873391 (I.R.S. Employer Identification Number)

500 Wind River Way, Alameda, California 94501
(510) 748-4100
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2001 was $1,592,166,364. The number of shares of common stock outstanding as of April 16, 2001 was 77,828,546.

    This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River Systems, Inc. or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies, and others discussed below and under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Except as required by law, Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments.

ITEM 1. BUSINESS

    Wind River develops, markets and supports advanced software operating systems and development tools, and provides consulting services that allow customers to create complex, robust, software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device that fulfills a specific purpose and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Wind River products enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

    Wind River markets its products and services in North America, Europe, and Japan primarily through its own direct sales organization, which consists of salespersons and field engineers. Wind River also has licensed international distributors principally to serve customers in regions not serviced by its direct sales force. Wind River's customers include 3Com Corp., Alcatel, Cisco Systems, Inc., Digeo Broadband, Inc., Ericsson Radio Systems AB, Hewlett-Packard Company, Lucent Technologies Inc., Intel Corporation, Lam Research Corp., Lockheed-Martin Corporation, Motorola, Inc., Nippon Electric Corporation, Nortel Networks Corporation, Raytheon Company, Sandstream Communication & Entertainment, Inc., Siemens AG, Sony Corp., Tellabs Inc., and Westell Technologies Inc.

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

    To succeed in today's increasingly competitive markets, manufacturers using embedded systems must bring complex applications for new products to market rapidly and economically. Developing embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. Increasingly, embedded applications are being designed for 64-bit microprocessors, digital signal processors, and programmable logic devices. In addition, the complexity of embedded software applications is increasing dramatically, while the time available for product development is decreasing. More sophisticated software is required to develop these more complex applications, frequently including an operating system that provides developers far more features, higher performance and greater productivity than was necessary or feasible for programming prior generations of microprocessors. Wind River provides end-to-end product solutions, including hardware reference design single board computers, integrated development environments, operating systems, networking protocols, and "standalone" tools that can be used with non-Wind River operating systems. These flexible solutions allow customers to purchase specific products for their particular needs, while improving product reliability and time to market.

    As embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time to market, conformance to standards, and product reliability have become critical issues for companies developing embedded applications.

PRODUCTS AND SERVICES

    Wind River's operating systems and development tools enable customers to create complex embedded software applications more quickly, more economically, and with less risk than creating such applications using internally developed systems and tools. The Company markets its software products in a variety of ways designed to address the needs of a wide range of customers, including those that seek to design their own target applications entirely, those that seek to leverage an integrated solution toward a particular market, and those that also need design services and consulting with respect to the development of a specification, particular components or the target application itself.

    The cornerstone of Wind River's software products is its suite of embedded operating systems that includes VxWorks® and VxWorks AE, its most advanced family of operating systems offering both protection domains and high availability features; the pSOSystem™ family of operating systems; OSEKWorks™ in the automotive field; a recently acquired operating system for digital signal processors; and Free BSD™, a UNIX-based open source operating system. These operating systems are suitable for use in a broad range of embedded applications, including products in automotive, consumer electronics, wireless, industrial, telecom/datacom and server management technologies.

    Complementing the operating systems, Wind River also licenses the Tornado® integrated development environment (IDE) which consists of a development platform and associated tools allowing customers to design, develop and test intended applications on a host development workstation. The Tornado IDE includes a comprehensive set of core and optional cross-development tools and utilities along with the VxWorks operating system, and allows for the integration of a wide variety of third-party tools. Wind River also provides a line of standalone development tools that customers can use with their own proprietary operating systems or with other third-party operating systems.

    Wind River provides optional extensions and middleware to its operating systems which provide additional capabilities to developers. Customers can license and incorporate these extensions and middleware into the underlying operating system to provide features required for a customer's specific applications. As applications become more complex, especially for Web-enabled products, prepackaged middleware solutions such as those offered by Wind River have become more widely used to simplify development.

    To facilitate the design and implementation of software solutions, Wind River has added hardware reference designs to its software product offerings. Through the use of these hardware products, customers can incorporate portions of the reference design into their products or use the entire design as a development platform before a customer's custom boards are available. This allows software programming to be tested for operability and functionality, and to be corrected for errors, early in the design cycle, thereby advancing overall product development.

    To complement its broad range of software products and hardware reference designs, Wind River provides comprehensive design services and technical support to help customers complete a specification, design critical drivers, ports or interfaces, and/or provide complete design of a target application. These design services are offered on either a time-and-materials or fixed-price basis and can encompass a broad range of services, including fully project-managed custom hardware development, software development, and product integration. Wind River offers training through a series of formal technical courses designed to help teach developers the basics of embedded software development and the effective use of Wind River's tools, operating systems and middleware. The Company also provides for worldwide maintenance and support of its software products in the field.

    Wind River provides its software to customers through several forms of license agreements wherein the customer is extended the right to use and distribute the Company's products. Operating systems are generally licensed on a per-project basis and distributed by the customer for a per-unit royalty fee based on the number of target applications running the OS and placed in distribution. The Tornado development tools are licensed for a fee based on the number of developer "seats" using the tools. Bundled software integrated for market-specific solutions are similarly licensed, combining both run-time royalties and development fees. A significant number of Wind River's licenses for standard product are "click wrap" agreements contained in the product packaging.

MARKET-SPECIFIC SOLUTIONS

    Wind River offers market-specific solutions built on the Tornado IDE and Wind River operating systems plus fully integrated market-specific middleware, and development tools. With these platforms, customers are able to focus their time and engineering resources on creating unique applications within their particular market segment. These market-specific solutions include the following:

Automotive Market

    Tornado® for OSEKWork™.  Tornado for OSEKWorks incorporates Wind River's OSEKWorks operating system into the Tornado development environment, enabling developers to design complex automotive applications quickly and cost effectively.

Communications Infrastructure

    Tornado® for Managed Switches.  Tornado for Managed Switches (TMS) provides a complete set of functions for enterprise-class data networking switch and router equipment. TMS includes the Tornado II development environment and VxWorks plus communications protocols packaged so that customers can build different classes of data networking equipment.

    Tornado® for Home Gateways.  Tornado for Home Gateways provides a complete set of functions needed for virtually any gateway device for the home or small office. Home gateways can range from a basic DSL or cable modem to a full "media server," which combines broadband access with multimedia capabilities. Small-business gateway equipment can include small office/home office (SOHO) routers or integrated access devices that combine data and voice capabilities.

Internet Appliances

    Tornado® for Internet Appliances.  Tornado for Internet Appliances (TIA) comprises a portfolio of products built on Tornado II and VxWorks that can be used to develop an array of Internet access devices such as Web tablets, screenphones, set-top boxes, kiosks, and point-of-sale devices. TIA is made up of a complete suite of run-time components, including the Personal JWorks™ platform.

Servers and Storage

    Tornado® for Intelligent I/O.  Tornado for Intelligent I/O (TIO), helps networking and data storage equipment keep pace with the enormous data throughput demands of the Internet. TIO provides additional intelligence to offload the management of networking tasks from server and storage products, thereby increasing overall system performance and capabilities.

Networking Products

    Wind River provides a wide range of networking software products that offer advanced communications, data security, and remote management capabilities. Traditionally, these protocols and management products have been utilized in specialized communications infrastructure equipment. Now with increasing requirements for connected devices and growing use of the Internet, these protocols and management products are being more widely deployed.

    Device Management.  Device management software includes Wind River's RapidControl™ and Envoy™ SNMP product families. These products allow devices attached to a network to be remotely queried, configured, and controlled. Wind River's Wind Web Server™ enables developers to turn any embedded device into a Web server that can provide a powerful interface to the Internet or to a corporate intranet.

    Protocol Stacks Integrated with VxWorks.  Wind River's WindNet™ product line comprises a variety of protocol stacks that are integrated with the VxWorks operating system. Developers can incorporate these protocol stacks as needed to quickly and cost-effectively create routing, wide-area networking, remote access, security, and virtual private networking equipment.

    Core Networking.  Core networking products are provided as the building blocks of applications based on the standard Internet protocol (IP). Products include the VxWorks TCP/IP protocol stack, AttachePlus™ Internet portable TCP/IP protocol stack, and WindNet STREAMS which provides an industry-standard platform for integrating a wide variety of networking protocol modules into an application.

    Portable Protocols.  Wind River's RouterWare® product line provides standard ANSI C source code for a wide range of internetworking protocol stacks, all architected for reliability and scalability.

ACQUISITIONS, INVESTMENTS AND STRATEGIC ALLIANCES

    The technology related to the embedded market in which Wind River competes is dramatically and rapidly increasing in complexity. To continue to develop and deliver complete solutions for its customers and to retain its competitive advantage in the market place, Wind River has and will continue to pursue a strategy of acquiring key businesses and technologies, making selected investments in companies to partner in the development of key technologies, and forming strategic alliances with significant customers.

    Major acquisitions during the last fiscal year included Integrated Systems, Inc. which was acquired on February 15, 2000; Embedded Support Tools Corporation which was acquired on March 31, 2000; AudeSi Technologies Inc. which was acquired on May 1, 2000; ICESoft AS which was acquired on July 14, 2000; and Rapid Logic, Inc. which was acquired on October 24, 2000. The acquisitions of these companies allowed Wind River to add key technologies to its market specific solutions, integrated development solutions and hardware solutions. See Item 1 "RISK FACTORS" of this Report.

    Wind River also invests in early-stage companies focusing on wireless communications, data and optical networking, semiconductors, and communications software, as well as Internet appliances. These investments are intended to expand opportunities with start-ups, to leverage high growth markets that are strategically aligned with Wind River, and to provide a forum for collaboration on leading-edge technologies that we believe will help shape the future of embedded computing.

    Wind River believes that strategic relationships with semiconductor manufacturers and embedded device manufacturers are significant strengths that are key to its future success in the embedded systems marketplace. These relationships include value added reseller agreements which focus on certain markets with target specific applications; the WindLink™ and Wind River Direct programs which provide for joint marketing and sales arrangements with certain developers of third-party applications for industry-specific features; and the Center of Excellence programs in which Wind River partners with leading microprocessor manufacturers to facilitate the porting, interfacing, and optimizing of the Company's software across various families of microprocessors. Wind River has strategic relationships with most of the major semiconductor companies including Advanced RISC Machines Ltd., Fujitsu Ltd., Hitachi, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., Mitsubishi Electric Corporation, Motorola, Inc., NEC Corporation, ST Microelectronics, Siemens AG, Sun Microsystems, Inc., and Xilinx, Inc. Wind River has ported its VxWorks and pSOSystem technologies to their semiconductors, allowing Wind River to leverage its partners' sales channels to give its products broad market exposure. See Item 1 "RISK FACTORS" of this Report.

CUSTOMERS

    Wind River's products have been deployed by a broad range of organizations, including companies in the following industries: global networking (both data and voice), digital imaging, digital consumer electronics, computers and peripherals, medical instrumentation, defense electronics and aerospace, research, automotive control, and industrial measurement and control. No single customer accounted for more than 10% of Wind River's total revenues in fiscal 2001, 2000, or 1999.

MARKETING, SALES AND DISTRIBUTION

    In North America, Europe and now Japan, Wind River markets products and services primarily through its own direct sales organization, which consists of salespersons, field application engineers and support staff. Wind River's sales force presents Wind River and its products for licensing to prospective customers, while application engineers provide technical pre-sales and post-sales support. As of January 31, 2001; Wind River had 406 domestic sales employees located throughout North America, 192 sales employees throughout Europe, 69 sales employees in Japan, and 22 sales employees in Asia Pacific.

    In Japan, Wind River has transitioned from its joint venture arrangement with three master distributors to market its products through a direct sales force. The joint venture partners, Innotech Corporation ("Innotech"), Kobe Steel Ltd. ("Kobe Steel"), and Nissin Electric Ltd. ("Nissin Electric"), each previously owned a 10% equity interest in the joint venture, Wind River Systems, K.K. ("WRSKK") with Wind River owning the remaining 70% equity interest. In June 2000, Wind River notified the joint venture partners of its intention to terminate the joint venture agreement and on December 28, 2000, purchased each joint venture partner's equity in WRSKK in transactions totaling $1.2 million.

    On March 30, 2001, Wind River signed agreements with Kobe Steel and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively, to purchase customer lists and other intangibles (see Note 16 of Notes to Consolidated Financial Statements). See Item 1 "RISK FACTORS" of this Report.

    Wind River has licensed certain international distributors, principally to serve customers in regions not serviced by its direct sales force. Wind River has also established strategic relationships with computer, semiconductor, and software vendors, and works closely with a number of system integrators worldwide that enable Wind River to further broaden the geographic and market scope for its products.

    Revenues from sales to customers outside of North America represented $137.3 million, $117.3 million, and $98.1 million or approximately 31%, 37% and 37% of total revenue in fiscal 2001, 2000 and 1999, respectively (see Note 14 of Notes to Consolidated Financial Statements). Prices for international customers are quoted primarily in local currency and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are invoiced primarily in local currency. See Item 1 "RISK FACTORS" of this Report.

    Wind River has experienced, and expects to continue to experience, significant seasonality resulting primarily from customer buying patterns and product development cycles. The Company has generally experienced the strongest demand for its products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years, but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year. See Item 1 "RISK FACTORS" of this Report.

COMPETITION

    The embedded software industry is highly competitive. Wind River believes that its principal competition comes from companies that develop embedded operating systems in-house rather than purchase these systems from independent software vendors such as Wind River. Wind River also competes with other independent software vendors, including Accelerated Technology, Inc., ENEA OSE Systems AB, Mentor Graphics, Inc., Microsoft Corporation, QNX Software Systems, Ltd., Sun Microsystems, Inc., Motorola, Inc., and Symbian Inc., as well as a number of other vendors that address one or more segments of the embedded system design process. Further, a number of companies, including RedHat, Inc., LinuxWorks, Lineo, Inc. and MonteVista Software Inc. have promoted Linux, an open source licensing model, as an operating system for use in embedded applications. The open source licensing model provides readily available source code and a royalty-free operating system, and leverages the added functionality and design improvements available from contributors to the open source community.

PRODUCT DEVELOPMENT AND ENGINEERING

    Wind River believes that its success will continue to depend primarily on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. Wind River's product development and engineering group, as of January 31, 2001, includes 833 full-time employees. During fiscal 2001, 2000, and 1999, product development and engineering expenses were $83.0 million, $55.3 million, and $37.8 million, respectively, excluding capitalized software development costs. At January 31, 2001, 2000 and 1999, Wind River had capitalized software costs of $1.7 million, $2.6 million and $3.7 million, respectively (see Note 2 of Notes to Consolidated Financial Statements). Wind River anticipates that it will continue to commit substantial resources to research and product development in the future. See Item 1 "RISK FACTORS" of this Report.

PROPRIETARY RIGHTS

    Wind River's success is heavily dependent upon the Company's proprietary technology. To protect our proprietary rights, the Company relies on a combination of patent, copyright, trade secret, and trademark laws. As a part of the Company's regular business processes, Wind River generally enters into nondisclosure agreements with employees, consultants, distributors and corporate partners, as appropriate, and thereby limits access to and distribution of our software, documentation and other proprietary information. Further, Wind River's licensing agreements provide for protection of its intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code. See Item 1 "RISK FACTORS" of this Report.

MANUFACTURING AND BACKLOG

    Wind River's manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Limited manufacturing is currently performed in Wind River's Alameda and Sunnyvale, California, facilities. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials. Wind River also manufactures and assembles its hardware development tools at a factory in Canton, Massachusetts. Wind River does not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. At January 31, 2001, and 2000, backlog was approximately 7 to 11 weeks of sales for both years. Backlog includes orders that may be filled at various times throughout the fiscal year.

EMPLOYEES

    Wind River had, at January 31, 2001, 2,018 employees, including 891 in sales, marketing and support activities, 833 in product development and engineering and 294 in management, operations, finance and administration. Of these employees, 1,528 were located in North America and 490 were located outside of North America. No employees of Wind River are represented by a labor union or are subject to a collective bargaining agreement. Wind River has never experienced a work stoppage.

RISK FACTORS

    Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period.

    If our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the market price of our common stock could decline significantly. A number of factors, many of which are outside our control, may cause or contribute to these fluctuations including:

  •
  the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

  •
  seasonality in product purchases by our customers, which are typically higher in the fourth fiscal quarter than in other quarters;

  •
  changes in the length of our products' sales cycles, which increase as our customers' purchase decisions become more strategic and are made at higher management levels;

  •
  the success of our customers' products from which we derive our royalty revenue;

  •
  the mix of our revenues from the sale of services, which have lower margins than our revenue from the sale of products;

  •
  our ability to control our operating expenses;

  •
  our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

  •
  announcements, product introductions and price reductions by our competitors;

  •
  our ability to manage costs for fixed-price consulting agreements;

  •
  changes in business cycles that affect the markets in which we sell our products;

  •
  economic conditions generally and in international markets; and

  •
  foreign currency exchange rates.

    One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenue and operating results to fluctuate significantly. If we experience a shortfall in anticipated revenues or earnings or otherwise fail to meet public market expectations, our business could suffer and the market price of our common stock could decline significantly.

Wind River faces intense competition in the embedded software industry which could decrease demand for our products or cause us to reduce our prices.

    The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends on our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. We believe our principal competition comes from companies that develop operating systems in-house rather than those which purchase these systems from independent software vendors, such as Wind River. We also compete with other independent software vendors, including Accelerated Technology, Inc.; ENEA OSE Systems AB; Mentor Graphics, Inc.; Microsoft Corporation; Motorola, Inc.; QNX Software Systems, Ltd.; Sun Microsystems, Inc.; and Symbian Inc. Some of our competitors have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or reach new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower than expected gross margins or loss of market share, any of which would harm our business.

    A number of companies, including Red Hat, Inc., LinuxWorks, Lineo Inc., and MonteVista Software Inc. have been promoting the open source Linux operating system for use in embedded applications. Because Linux is royalty-free, increased use of the Linux operation system may force Wind River to reduce the prices of run-time royalties which could reduce our revenues and profit margins. In addition, the accessibility of the open source code promotes rapid technological changes from contributors in the open source community. If Wind River incurs additional costs or is unable to introduce new product functions or features to meet the broad scope of the functions and features made available through the open source community, the market for our products could suffer.

    The demands for rapid change and increasing complexity of the technology in our industry is driven by a number of factors, including the expansion of microprocessor platforms in embedded markets and the requirement for increased functionality in new products. The demand for increased functionality favors larger competitors who have the resources to develop new technologies or to respond more quickly with new product offerings or product enhancements. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Our continued competitiveness will require a continued high level of investment in research and development, marketing and customer service and support. If we are unable to successfully respond to technological changes and bring new or enhanced products to market in a timely and cost-effective manner, our business growth will suffer and demand for our products will decrease.

If we do not continue to successfully address new and rapidly changing markets and increasingly complex technologies and deliver our products on a timely basis, our revenues and operating results will decline.

    The market for embedded software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the embedded market. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies, emerging standards, and expanding customer requirements that could render our existing products obsolete. Because customers often defer purchases between the time a new product is announced and its availability, our revenues and operating results may fluctuate if we do not provide new products rapidly.

    We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. Such delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must achieve design wins on new product offerings with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost effective and timely manner to new technologies and new customer requirements, the market for our products could suffer.

    In addition, as we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent, and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may harm our operating results.

Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results.

    As part of our business strategy, we anticipate that we will continue to acquire or make investments in business, products and technologies that complement ours. We have incurred significant costs in connection with transactions completed in this fiscal year and may incur significant costs in connection with future transactions whether or not they actually occur. Acquisitions involve additional risks including:

  •
  difficulties in integrating the operations, technologies, and products of the acquired companies;

  •
  the risk of diverting management's attention from normal daily operations of the business;

  •
  potential difficulties in completing projects associated with in-process research and development;

  •
  risks of operating in markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

  •
  disruption of customer relationships;

  •
  increased expenses associated with acquisitions, including costs for employee redeployment, relocation or severance; conversion of information systems; combining research and development teams and processes; reorganization or closures of facilities; and relocation or disposition of excess equipment;

  •
  potential delays in realizing anticipated revenues associated with the acquisition; and

  •
  the potential loss of key employees of the acquired companies.

    We may not be successful in integrating the business, products, technologies and personnel we acquire. Similarly, we cannot guarantee that our investments will yield a significant return, if any. If we cannot successfully manage the integration of our acquisitions or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

If we are unable to successfully maintain our strategic alliances and collaborative relationships, we could suffer delays in product development and our business would be harmed.

    We have several forms of strategic relationships, primarily with key semiconductor manufacturers, through our Centers of Excellence program and Value Added Reseller agreements. In addition, we have collaborative marketing agreements through our WindLink program and collaborative marketing and distribution agreements through our Wind River Direct programs with certain developers of third-party applications and products. The strategic relationships are complex in that we compete in certain business areas with a company with which we have a strategic relationship and at the same time, cooperate with the same company in other business areas. Our strategic partners may also have concurrent relationships with companies which provide open source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and continuing these strategic relationships in the semiconductor market, our business will be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

A significant portion of our revenue is derived from royalties which are dependent on our customers' abilities to develop and penetrate new markets successfully.

    Our operating systems and middleware products are embedded in end-user products marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of the underlying products. In particular, we rely heavily on our customers that develop leading edge products in areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. We cannot control their product development or predict their success. In addition, we depend on our customers to accurately report use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues will decline significantly.

Our significant international business activities subject us to increased costs and economic risks.

    Wind River develops and sells its products world wide. Additionally, we have investments in, or acquisitions of, technology internationally. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

  •
  the imposition of governmental controls and regulatory requirements;

  •
  the costs and risks of localizing products for foreign countries;

  •
  differences in business cultures and sales cycles;

  •
  differences in operation and sales support expenses;

  •
  unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

  •
  greater difficulty in accounts receivable collection;

  •
  the restrictions on repatriation of earnings;

  •
  exposure to adverse movements in foreign currency exchange rates;

  •
  the burdens of complying with a variety of foreign laws;

  •
  difficulties in staffing and managing foreign subsidiaries and branch operations;

  •
  difficulties in integrating products and operations from foreign acquisitions;

  •
  our transition to direct sales in Japan; and

  •
  credit instruments extended to support foreign operations, in particular in Japan.

    Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse affect on our gross margins and net operating results.

We have substantial debt service and principal repayment obligations, which could make it difficult for us to obtain financing and deplete our cash reserves.

    We sold $140 million of 5% convertible subordinated notes in 1997, which mature in 2002. This debt financing increased significantly both the ratio of our long-term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could impair our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and only a small portion of the notes has been converted to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash and investment balances significantly.

Failure of our current and planned information systems, controls and infrastructure to adequately manage and support our anticipated growth and global operations could disrupt our business.

    We have experienced, and expect to continue to experience, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must standardize, integrate and improve our management controls, reporting systems and procedures and information technology infrastructure. To implement those improvements, we must purchase, develop and maintain complex and expensive information management systems. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs and an inability to efficiently integrate and expand support worldwide could disrupt our operations.

We are exposed to general market conditions which may increase the volatility in our operating results and stock price.

    In recent years and, in particular, the past year, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of the companies affected. The market price of our common stock is affected by the stock performance of other companies in our industry and other technology companies generally. In addition, other broad market and industry factors may negatively affect our operating results or decrease our stock price, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. Unfavorable economic conditions in the United States could lead to a decrease in research and development and capital spending for emerging technology companies or for new products within established companies. Additionally, both emerging and established companies may seek to extend credit and payment terms as a result of unfavorable economic conditions.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.

    Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. Software piracy, while difficult to detect, can be expected to be a persistent problem, particularly in foreign countries, where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expense to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

    We occasionally receive communications from third parties alleging patent or copyright infringement, and there is always the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly litigation, expense of significant resources to develop non-infringing technology, cause product shipment delays or require us to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

ITEM 2. PROPERTIES

    Wind River's corporate headquarters are based in Alameda, California. The Company completed the construction of two buildings in January 2001 to add to its existing two buildings in Alameda, California. The new campus, leased by Wind River, provides approximately 273,000 square feet of space. Lease payments for the two additional buildings to be made by Wind River are expected to begin in the second quarter of fiscal year 2002.

    Wind River leases a number of customer training facilities in the United States, Europe and Asia. The Company also leases a number of sales and services as well as research and development offices in North America, Europe, Japan and the Asia Pacific region.

    In connection with the acquisition of Integrated Systems, Wind River acquired approximately 150,000 square feet of owned space, located in Sunnyvale, California.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse affect on Wind River's business, financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Wind River, and certain information about them as of April 16, 2001, are as follows:

NAME	AGE	POSITION WITH WIND RIVER
Jerry L. Fiddler	49	Chairman of the Board
Thomas M. St. Dennis	47	President, Chief Executive Officer and Director
Michael W. Zellner	45	Vice President of Finance, Chief Financial Officer and Secretary
Curtis B. Schacker	40	Vice President of Marketing and Corporate Development
Marla A. Stark	48	Vice President, Intellectual Property and Legal Affairs
John C. Fogelin	35	Vice President and General Manager, Wind River Platforms business unit

    Mr. Fiddler co-founded Wind River in February 1983, and currently serves as Chairman of the Board. From February 1983 to March 1994 he served as Chief Executive Officer of Wind River. He served as interim CEO from April to September 1999. Prior to founding Wind River, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and a M.S. in computer science from the University of Illinois.

    Mr. St. Dennis joined Wind River in September 1999 as Chief Executive Officer and director. From July 1992 to September 1999, Mr. St. Dennis was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as group vice president and president of the planarization and dielectric deposition products business group. From 1987 to 1992, Mr. St. Dennis was vice president of technology at the Silicon Valley Group, Inc., also a semiconductor equipment manufacturer. From 1983 to 1987, he served as vice president of sales and marketing at Semiconductor Systems, Inc. Mr. St. Dennis has a B.S. and a M.S. in physics from the University of California at Los Angeles.

    Mr. Zellner joined Wind River in September 2000 as vice president of finance, Chief Financial Officer and secretary. From 1991 to 2000, Mr. Zellner was at Applied Materials, Inc., where he last served as a senior director of finance. Prior to joining Applied Materials, from 1979 to 1991 he served in various financial roles at Unisys Corporation, a computer systems and information management company. Mr. Zellner has completed the Stanford Executive Program at Stanford University Graduate School of Business and holds a B.B.A. and M.B.A. in accounting from Florida Atlantic University.

    Mr. Schacker joined Wind River in 1990 and has served as vice president of marketing and corporate development since November 1997. He has also served as a customer engineering manager, a sales representative, and sales manager for Wind River's northwest region in the United States. From 1988 to 1990, Mr. Schacker was an engineer for Ready Systems, a company that created software for developing embedded devices. Prior to that, he worked as an engineer for Lockheed Missile and Space (now Lockheed Martin Missiles & Space), a company that designs, develops, tests and manufactures a variety of advanced technology systems for space and defense. Mr. Schacker has a B.S. in computer science from Wright State University.

    Ms. Stark joined Wind River in September 1999 as vice president of intellectual property and legal affairs and assistant secretary. From 1995 to 1999, she served as the managing director of intellectual property litigation at Applied Materials, and from 1993 to 1995, as vice president and general counsel of Conner Peripherals Inc., a supplier of disk drives and memory storage management systems. Prior to that, Ms. Stark was in private practice as an attorney at Wilson Sonsini Goodrich & Rosati, and Brown & Bain. Ms. Stark holds a B.A. from Stanford University and a J.D. from the University of California, Hastings School of Law.

    Mr. Fogelin joined Wind River in May 1987 and currently serves as vice president and general manager of the Wind River Platforms business unit. He has held a number of positions at Wind River, including chief technologist, director of application environments, vice president of core technology, vice president of technology, and vice president of platform engineering.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Wind River's Common Stock is traded on the Nasdaq National Market under the symbol WIND.

    The closing price of Wind River's common stock as reported by the Nasdaq National Market on April 16, 2001, was $23.12 per share. The prices per share in the following table sets forth the low and high prices on the Nasdaq National Market for the quarters indicated:

	LOW	HIGH
FISCAL 2000
First quarter ended April 30, 1999	$11.25	$25.50
Second quarter ended July 31, 1999	13.69	22.75
Third quarter ended October 31, 1999	13.38	21.00
Fourth quarter ended January 31, 2000	20.88	45.00

	LOW	HIGH
FISCAL 2001
First quarter ended April 30, 2000	$25.37	$62.50
Second quarter ended July 31, 2000	27.12	44.44
Third quarter ended October 31, 2000	27.06	50.62
Fourth quarter ended January 31, 2001	28.00	47.62

    Wind River has not paid cash dividends and does not plan to pay dividends on its common stock in the foreseeable future. Wind River presently intends to retain all of its earnings for use in its business.

    At March 19, 2001, there were approximately 883 stockholders of record of Wind River. Certain record holders are represented by brokers and other institutions on behalf of stockholders. Wind River has estimated the total number of such stockholders to be 54,611.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below should be read in conjunction with the more detailed financial statements presented in Item 8 of this Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Form 10-K are derived from audited consolidated financial statements not included herein and have been restated to reflect historical financial information of RouterWare, Inc. and Integrated Systems Inc. through 1997.

	YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	2001		2000		1999		1998		1997
Revenues	$437,984		$316,054		$265,156		$214,019		$171,127
Operating (loss) income	(86,332)	(1)	16,212	(2)	42,284	(3)	15,006	(4)	23,311	(5)
Net (loss) income	(76,391)	(1)	10,363	(2)	35,256	(3)	10,399	(4)	18,778	(5)
Net (loss) income per share:
Basic	(1.05)	(1)	.16	(2)	.57	(3)	.17	(4)	.33	(5)
Diluted	(1.05)	(1)	.15	(2)	.54	(3)	.16	(4)	.30	(5)
Working capital	145,227		106,749		80,569		175,313		96,355
Total assets	1,003,505		569,090		472,748		418,961		244,613
Convertible subordinated notes and long-term debt	140,007		140,598		140,000		140,000		—
Stockholders' equity	706,747		301,216		252,683		209,318		198,371

(1)
Operating loss, net loss, and net loss per share include the effect of $95.9 million of amortization of goodwill, purchased technology and other intangibles and $33.3 million of acquisition related charges associated with the acquisitions of Integrated Systems, Embedded Support Tools, AudeSi, ICESoft and Rapid Logic. Pro forma net income before these charges, net of tax, was $40.7 million.

(2)
Operating income, net income and net income per share include the effect of $6.3 million of amortization of goodwill, purchased technology and other intangibles and $10.4 million in acquisition related charges associated with the purchases of Integrated Systems, Software Development Systems, RouterWare and Xact. Also included was $1.2 million incurred for the retirement package of the former Chief Executive Officer and $1.3 million associated with hiring of the current Chief Executive Officer. Pro forma net income before these charges, net of tax, was $28.2 million.

(3)
Operating income, net income, and net income per share include the effect of $780,000 of amortization of goodwill, purchased technology and other intangibles, $6.3 million in other charges associated with arbitration expenses from a legal settlement and $2.2 million incurred for the retirement package of the former Chief Executive Officer of Integrated Systems. Also included is a one time tax benefit of $2.4 million. Pro forma net income before these charges, net of tax, was $39.2 million.

(4)
Operating income, net income and net income per share include the effect of $15.2 million in acquisition related charges associated with the purchase of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd. Pro forma net income before these charges, net of tax, was $23.7 million.

(5)
Operating income, net income and net income per share include the effect of $5.7 million in acquisition charges associated primarily with certain bonuses paid to management and employees of Diab Data, Inc. Pro forma net income before these charges, net of tax, was $22.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

    The results of operations presented below are for Wind River and have been restated to include the historical financial information of RouterWare and Integrated Systems, which were acquired in transactions accounted for as poolings of interest. Acquisitions accounted for as purchase transactions have been included from the date of their purchase. The following table sets forth certain consolidated statement of operations data and its percentage of revenues for the periods indicated:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001			2000			1999
Revenues:
Products	$309,665		71%	$210,678		67%	$171,792		65%
Services	128,319		29	105,376		33	93,364		35

Total revenues	437,984		100	316,054		100	265,156		100

Cost of revenues:
Products	36,619		8	27,726		9	23,527		9
Services	63,312		15	43,362		14	35,938		14

Total cost of revenues	99,931		23	71,088		23	59,465		23

Gross profit	338,053		77	244,966		77	205,691		77

Operating expenses:
Selling and marketing	172,230		39	123,265		39	93,686		35
Product development and engineering	83,005		19	55,301		17	37,772		14
General and administrative	39,994		9	33,946		11	23,339		9
Amortization of goodwill and purchased intangibles	95,863		22	6,344		2	1,303		1
Acquisition related costs and other	33,293		8	9,898		3	7,307		2

Total operating expenses	424,385		97	228,754		72	163,407		61

Income (loss) from operations	(86,332)		(20)	16,212		5	42,284		16
Other income, net	22,296		5	9,496		3	9,763		4

Income (loss) before provision for income taxes	(64,036)		(15)	25,708		8	52,047		20
Provision for income taxes	12,355		3	15,345		5	16,791		6

Net income (loss)	$(76,391	)(1)	(18)%	$10,363	(2)	3%	$35,256	(3)	14%

(1)
Operating loss, net loss, and net loss per share include the effect of $95.9 million of amortization of goodwill, purchased technology and other intangibles and $33.3 million of acquisition related charges associated with the acquisitions of Integrated Systems, Embedded Support Tools, AudeSi, ICESoft and Rapid Logic. Pro forma net income before these charges, net of tax, was $40.7 million.

(2)
Operating income, net income and net income per share include the effect of $6.3 million of amortization of goodwill, purchased technology and other intangibles and $10.4 million in acquisition related charges associated with the purchases of Integrated Systems, Software Development Systems, RouterWare and Xact. Also included was $1.2 million incurred for the retirement package of the former Chief Executive Officer and $1.3 million associated with hiring of the current Chief Executive Officer. Pro forma net income before these charges, net of tax, was $28.2 million.

(3)
Operating income, net income, and net income per share include the effect of $780,000 of amortization of goodwill, purchased technology and other intangibles, $6.3 million in other charges associated with arbitration expenses from a legal settlement and $2.2 million incurred for the retirement package of the former Chief Executive Officer of Integrated Systems. Also included is a one time tax benefit of $2.4 million. Pro forma net income before these charges, net of tax, was $39.2 million.

YEARS ENDED JANUARY 31, 2001 AND 2000

REVENUES

    Revenues consist of product revenues and service revenues. Product revenues ("product revenues") consist of royalties and fees for operating systems and fees for the use of development tools. Service revenues ("service revenues") are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting. Total revenues increased by 39% to $438.0 million in fiscal year 2001 from $316.1 million in fiscal year 2000. The increase in revenues is due to increases in both product revenues and service revenues. Product revenues accounted for approximately 71% and 67% of the total revenues in fiscal 2001 and 2000, respectively, and service revenues accounted for approximately 29% and 33% of total revenues in fiscal 2001 and 2000, respectively.

    Product revenues increased 47% to $309.7 million in fiscal year 2001 from $210.7 million in fiscal year 2000. The increase in product revenues was due primarily to the continued acceptance of Wind River's products, increases in run-time license revenues as customer-developed products continue to be accepted by end-users and to the expansion of Wind River's product lines resulting from research and development and the integration of products from acquired companies. Product revenues are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

    Service revenues increased 22% to $128.3 million in fiscal year 2001 from $105.4 million in fiscal year 2000. The increase was due to growth in revenues from maintenance support agreements, both new and recurring, resulting from Wind River's base of installed development environments and software applications provided to customers. In addition, revenues from professional services increased due to continued strategic emphasis in this area.

    Deferred revenues result primarily from customer prepayments under software maintenance agreements, which are recognized ratably over the life of the agreements, certain run-time agreements, which are recognized as target licenses are delivered and collection is reasonably assured, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed.

    Revenues from international sales were $137.3 million and $117.3 million for fiscal 2001 and 2000, respectively. The percentage of Wind River's total revenues from customers located internationally was 31% in fiscal year 2001, and 37% in fiscal year 2000. The decrease in Wind River's international revenues as a percentage of total revenues in fiscal year 2001 is due primarily to domestic revenues increasing at a faster rate than international revenues and due to a decrease in revenues from Japan as a result of the transition to a direct distribution model. Revenues from Japan were $40.8 million and $42.9 million in fiscal 2001 and 2000, respectively. The percentage of revenues from other international regions remained relatively constant in fiscal years 2001 and 2000 at 22% and 24% of total revenues, respectively, while the percentage of revenues from customers located in Japan decreased to 9% in fiscal 2001 from 14% in fiscal 2000. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations or cash flows. See Item 1 "RISK FACTORS" of this Report.

COST OF REVENUES

    The overall cost of revenues as a percentage of total revenues was 23% in fiscal 2001 and fiscal 2000. Cost of revenues comprises cost of products and cost of services.

    Cost of products was $36.6 million in fiscal 2001 compared to $27.7 million in fiscal 2000. Cost of products as a percentage of product revenues was 12% and 13% in fiscal 2001 and 2000, respectively. As a result, gross profit margins for products were 88% and 87%, respectively. Costs of products consist primarily of salaries and benefits for production employees, product media, and royalty payments to third parties for the use of their software and documentation and packaging. The decrease in costs as a percentage of product revenues are due to production efficiencies achieved as more development, OEM and run time licenses move through Wind River's production cycle as well as a reduction in third party product costs. Wind River's cost of product revenues as a percentage of product revenues will be affected in the future by the distribution rights related to the introduction of new products and by royalty payments to third parties for sales related to their products which are integrated into Wind River's technology and are sold as support tools. Amortization of capitalized software development costs included in cost of products for fiscal 2001 and 2000, amounted to $2.4 million for both years. At January 31, 2001 and 2000, Wind River had net capitalized software costs of $1.7 million and $3.1 million, respectively. In fiscal year 2001, Wind River capitalized an additional $1.0 million in software development related costs. Additions in fiscal year 2001 will be amortized over eight quarters at $125,000 per quarter.

    Cost of services was $63.3 million in fiscal 2001 compared to $43.4 million in fiscal 2000. Service related cost of revenues as a percentage of service revenues was 49% and 41% respectively. Service related cost of revenues consists primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to the Company's investment in developing new services offerings and the addition of new personnel and certified third party contractors to Wind River's professional services organization. Wind River expects the cost of service revenues will increase in absolute dollars as the Company continues to increase its customer support staff, customer support capabilities and professional service organization.

SELLING AND MARKETING EXPENSES

    Selling and marketing expenses were $172.2 million in fiscal 2001 compared to $123.3 million in fiscal 2000 or 39% of total revenues for both fiscal years. The increase in absolute dollars from fiscal 2000 to 2001 resulted primarily from the growth of sales and marketing personnel both domestically and internationally, field engineers, expenses related to marketing and advertising programs and third-party marketing costs for product introductions. The increase was also due to costs associated with the integration of acquisitions made during the year. Such costs included redesign and reprinting of marketing material, sales meetings, trade show promotions and advertisements. Wind River expects its selling and marketing expenses to increase in absolute dollars as it continues to increase its sales and marketing personnel and marketing and advertising programs.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

    Product development and engineering expenses were $83.0 million in fiscal 2001 compared to $55.3 million in fiscal 2000, an increase of 50%. As a percentage of revenues, product development and engineering expenses increased to 19% in fiscal 2001 from 17% in fiscal 2000. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product line, including the costs associated with integrating engineering staff as a result of the business acquisitions which occurred during the fiscal year. Wind River believes that product development and engineering expenses will continue to increase in absolute dollars both as a result of the investment in the internal development of new products and technologies and through acquisitions of companies and technologies. In addition, Wind River had $1.0 million and $600,000 of funded research and development, which reduced its research and development expenses in fiscal years 2001 and 2000, respectively, related to its Center of Excellence initiative. The Company expects the Center of Excellence program to continue to increase in absolute dollars in the next fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $40.0 million in fiscal 2001 compared to $33.9 million in fiscal 2000, an increase of 18%. As a percentage of revenues, general and administrative expenses decreased to 9% in fiscal 2001 from 11% in fiscal 2000. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance, legal and administration to support the growth of Wind River and to integrate the companies it has acquired. In addition, fiscal 2000 included $1.2 million in costs associated with the retirement costs of the former CEO, $1.3 million in costs associated with the hiring of the current CEO and costs associated with the implementation of Wind River's Oracle software system which contributed to the higher cost as a percentage of revenues in that year. Wind River believes that general and administrative expenses will continue to increase in absolute dollars as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration and consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

    Wind River allocates the total costs for information technology and facilities to each of the functional areas that uses the information technology and facilities services based on their headcount. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for shared infrastructure costs. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

    Amortization of goodwill and purchased intangibles increased to $95.9 million in fiscal 2001 from $6.3 million in fiscal 2000. The increase in amortization of intangibles is due to the amortization of identifiable intangibles and goodwill related to the purchase transactions completed this year, and primarily consists of amortization related to Embedded Support Tools. Wind River expects to amortize, under current accounting rules, approximately $31.0 million per quarter in identifiable intangibles and goodwill for the next thirteen quarters related to intangibles acquired in purchase transactions completed primarily during fiscal 2001. Additional acquisitions could increase the amount of goodwill amortization.

ACQUISITION RELATED COSTS

    Acquisition related costs were $33.3 million in fiscal 2001 compared to $9.9 million in fiscal 2000. The $23.4 million increase is primarily related to costs associated with the integration of Integrated Systems, and the write-off of in-process research and development costs from purchase transactions completed during the year.

    During fiscal 2001, Wind River incurred $25.2 million in acquisition and integration costs associated with the merger of Integrated Systems. Those costs included: (a) $11.1 million for investment banking fees, (b) $6.8 million in severance costs, (c) $3.1 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated

Systems and the elimination of acquired legal entities in the United States, Europe and Japan, and (e) $600,000 for general integration costs. Severance costs of $6.4 million were paid during fiscal 2001. Remaining severance costs are expected to be paid during fiscal 2002. A total of 87 employees were terminated, including 40 general and administrative employees, 33 sales and marketing employees and 14 employees from other areas. Employees were terminated if their roles or functions were duplicative following the merger with Integrated Systems. The office closure costs relate to remaining lease payments on vacant offices extending to October 31, 2004.

    Wind River recognized in-process research and development charges of $8.1 million during fiscal 2001 related to various purchase transactions completed during the year including amounts related to the acquisition of Embedded Support Tools of $3.7 million, Rapid Logic of $3.3 million, AudeSi of $1.0 million and ICESoft of $100,000. (see Note 3 of Notes to Consolidated Financial Statements). Wind River also recognized an in-process research and development charge of $6.3 million relating to the operations of a subsidiary of Integrated Systems during fiscal 2000. The amounts related to in-process technology represent purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. At the dates of acquisition, the average estimated percentage of completion was 56%, 79%, 49% and 39%, for the in-process research and development projects at Embedded Support Tools, AudeSi, ICESoft and Rapid Logic, respectively. The expected completion dates for these projects were September 2000, December 2000, August 2000 and September 2000, respectively. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were offset using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenues and cost patterns, including projections used when initially evaluating the acquisitions. Wind River cannot guarantee that it will realize revenues from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made. However, to date, the Company is not aware of any significant variations between costs incurred and estimates made.

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

    The assumptions used in determining the value of in-process research and development acquired in connection with Wind River's purchase acquisitions completed during fiscal 2001 and 2000 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and potentially result in impairment of any other assets related to the development activities.

OTHER INCOME AND EXPENSE

    Interest income was $20.8 million in fiscal 2001 compared to $18.9 million in fiscal 2000. The increase is primarily due to higher interest earned on cash balances, short-term investments and restricted cash balances. Total cash, investments and restricted cash at January 31, 2001 and 2000 was approximately $350.9 million and $352.3 million, respectively.

    Interest expense was $7.0 million during fiscal 2001 and 2000, respectively. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in August of 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year commencing February 1, 1998.

    Other income and expense, net for fiscal 2001 was income of $8.5 million compared to an expense of $2.4 million in fiscal 2000. The increase in net other income was primarily due to gains of $10.5 million related to the disposition of equity securities of Liberate Technologies, Inc. and e-Sim, Inc. Wind River sold 208,333 common shares of Liberate at prices ranging from $26.94 to $108.00 per share and 95,100 common shares of e-Sim at prices ranging from $18.38 to $36.99 per share during fiscal year 2001. During fiscal year 2000, Wind River recognized a charge totaling $500,000 relating to the difference between the carrying amount of its investment in Xact, Inc. and management's assessment of the net realizable value of the investment.

PROVISION FOR INCOME TAXES

    Net income for fiscal 2001 was negatively impacted by $33.3 million in acquisition related and other charges, including $8.1 million, of in-process research and development costs and $95.9 million in amortization of goodwill and purchased intangibles. Despite the occurrence of a net loss in fiscal 2001, a tax provision resulted due to the exclusion of amortization of goodwill and other purchased intangibles, and the exclusion of in-process research and development and other acquisition charges, which are non-deductible for income tax purposes. The effective tax rate for fiscal 2001 excluding amortization of goodwill and purchased intangibles and acquisition charges was 37.5% compared to 37.2% for fiscal 2000. The change in the effective tax rate excluding amortization of goodwill and purchased intangibles and acquisition charges is attributed to the change in the ratio of foreign taxable income to domestic taxable income and carryforward tax attributes.

YEARS ENDED JANUARY 31, 2000 AND 1999

REVENUES

    Total revenues increased by 19% to $316.1 million in fiscal year 2000 from $265.2 million in fiscal year 1999. The increase in revenues is due to increases in both Wind River's product revenues and services revenues. Product revenues accounted for approximately 67% and 65% of the total revenues in fiscal 2000 and 1999, respectively, and service revenues accounted for approximately 33% and 35% of total revenues in fiscal 2000 and 1999, respectively.

    Product revenues increased by 23% to $210.7 million in fiscal year 2000 from $171.8 million in fiscal year 1999. The increase is due primarily to the continued acceptance of Wind River's products such as the Tornado II integrated development environment and increased run-time license revenues, as well as increased product lines resulting from research and development and integration of products acquired from Integrated Systems, Xact and RouterWare.

    Service revenues increased 13% to $105.4 million in fiscal year 2000 from $93.4 million in fiscal year 1999. The increase was primarily due to an increase in maintenance support agreements, both new and recurring resulting from Wind River's base of installed development environments and software applications provided to customers.

    The percentage of Wind River's total revenues from customers located internationally was 37% in fiscal years 2000 and 1999. The percentage of revenues from the Europe and Asia Pacific regions remained relatively constant in fiscal years 2000 and 1999 at 24% of total revenues. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies, and an increase in the relative value of the dollar against such currencies would reduce Wind River's revenues in dollar terms or make Wind River's products more expensive and, therefore, potentially less competitive in foreign markets. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations. The risks associated with international sales, are more fully discussed in the "Risk Factors" section contained in Item 1 of this Report.

COST OF REVENUES

    The overall cost of revenues as a percentage of total revenues was 23% in fiscal 2000 and fiscal 1999. Cost of revenues comprises cost of products and cost of services.

    Cost of products was $27.7 million in fiscal 2000 compared to $23.5 million in fiscal 1999. Product-related cost of revenues as a percentage of product revenues was 13% and 14% in fiscal years 2000 and 1999, respectively. Product costs include salaries and benefits for production employees, product media, license and other direct purchase costs of third-party software that is distributed by or integrated into Wind River's products and the amortization of capitalized software development costs. Amortization of capitalized software development costs included in cost of products amounted to $2.4 million and $1.9 million in fiscal 2000 and 1999, respectively. At January 31, 2000 and 1999, Wind River had net capitalized software costs of $3.1 million and $3.7 million, respectively.

    Cost of services was $43.4 million in fiscal 2000 compared to $35.9 million in fiscal 1999. Service related cost of revenues as a percentage of service revenues was 41% and 38% in fiscal 2000 and 1999, respectively. The increase in cost of service revenues as a percentage of service revenues is due to investment in developing new service offerings, including consulting, and the addition of service professionals.

SELLING AND MARKETING EXPENSES

    Selling and marketing expenses were $123.3 million in fiscal 2000 compared to $93.7 million in fiscal 1999. As a percentage of total revenues, selling and marketing expenses were 39% and 35%, respectively, in fiscal 2000 and fiscal 1999. The increase as a percentage of revenues from fiscal 1999 to 2000 resulted primarily from the growth of sales and marketing personnel and field engineers and related costs and increases in expenses related to marketing and advertising programs and third-party marketing costs for product introductions, including the Tornado II integrated development environment, and promotions.

PRODUCT DEVELOPMENT AND ENGINEERING EXPENSES

    Product development and engineering expenses were $55.3 million in fiscal 2000 compared to $37.8 million in fiscal 1999, an increase of 46%. As a percentage of revenues, product development and engineering expenses were 17% and 14%, respectively, in fiscal 2000 and fiscal 1999. The increase in product development and engineering expenses as a percentage of revenues was primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines, including the costs associated with integrating engineering teams from Xact, RouterWare and Software Development Systems.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $33.9 million in fiscal 2000 compared to $23.3 million in fiscal 1999, an increase of 45%. As a percentage of revenues, general and administrative expenses increased to 11% in fiscal 2000 from 9% in fiscal 1999. The increase was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance and administration. Wind River's Oracle financial and production computer systems became operational during the fourth quarter of fiscal year 2000.

AMORTIZATION OF GOODWILL AND PURCHASED INTANGIBLES

    Amortization of goodwill and purchased intangibles was $6.3 million in fiscal 2000 and $1.3 million in fiscal 1999. This increase was primarily due to Integrated Systems' acquisition of Software Development Systems in fiscal year 2000. Amortization of goodwill and purchased intangible assets include the amortization of goodwill and other purchased intangible assets relating to various purchase acquisitions.

ACQUISITION RELATED COSTS

    Acquisition related costs were $9.9 million in fiscal 2000 compared to $7.3 million in fiscal 1999. The costs in fiscal 2000 relate primarily to Integrated Systems' acquisition in July 1999 of Software Development Systems, including a $6.3 million charge relating to the write-off of in-process research and development costs, and to the acquisition of RouterWare, and to the costs associated with hiring the Xact employees, acquiring equipment and other assets of Xact and revising a second distribution agreement for another product with Xact. Costs in fiscal 1999 consist of arbitration-related expenses from a legal settlement at Integrated Systems.

OTHER INCOME AND EXPENSE

    Interest income was $18.9 million in fiscal 2000 compared to $18.6 million in fiscal 1999. The increase is primarily due to a larger investment portfolio and restricted cash accounts. Total cash, investments and restricted cash at January 31, 2000 and 1999 was approximately $352.3 million and $325.0 million, respectively.

    Interest expense was $7.0 million during fiscal 2000 and 1999. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in August of 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year commending February 1, 1998.

    Other income and expense, net for fiscal 2000 was a net expense of $2.4 million compared to $1.9 million in fiscal 1999. The increase in net expense is primarily due to a charge during the first quarter of fiscal 2000 of $500,000, relating to the difference between the carrying amount of investment in Xact and the net realizable value.

PROVISION FOR INCOME TAXES

    The effective tax rate was 59.7% in fiscal 2000 compared to 32.2% in fiscal 1999. The increase is primarily due to non-deductible acquisition costs related to Software Development Systems. Excluding the impact of these costs, the effective tax rate for fiscal year 2000 was 37.2%. The 32.2% effective tax rate for fiscal year 1999 includes a $2.4 million federal tax benefit related to a tax election at Integrated Systems. Excluding this tax benefit, the effective tax rate for fiscal year 1999 was 36.9%. Variations in the effective tax rate result primarily from differences between foreign and domestic tax rates and the ratio of foreign taxable income to domestic taxable income and varying levels of research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2001, Wind River had working capital of approximately $145.2 million and cash and investments of approximately $289.6 million, which include investments with maturities of greater than one year of $155.4 million and excludes restricted cash of $61.3 million. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the fiscal year ended 2001 include cash flows from companies acquired as purchase transactions from the date of their acquisition.

    In fiscal 2001, Wind River's operating activities provided net cash of $24.6 million compared to $35.5 million in fiscal 2000, and $53.8 million in fiscal 1999. Net cash provided by operating activities for fiscal 2001 of $24.6 million was primarily due to net cash flows from operations of $55.4 million before changes in assets and liabilities of $30.8 million. Net cash flows from operations before changes in assets and liabilities consisted of the net loss of $76.4 million and other items for $2.1 million, which were offset by depreciation and amortization of $112.3 million, a tax benefit of $12.0 million and acquired in-process research and development of $8.1 million. Net changes in assets and liabilities consisted primarily of the increase in accounts receivable of $31.5 million due to increased sales activity, and an increase in other assets and liabilities of $9.4 million, which were offset by increases in accrued compensation, deferred revenues, accrued liabilities and accounts payable which totaled $10.7 million.

    In fiscal 2001, Wind River's investing activities used net cash of $70.2 million compared to $23.2 million in fiscal 2000, and $101.5 million in fiscal 1999. Uses of cash relating to the purchase of available-for-sale investments, business acquisitions and the purchase of equipment, were partially offset by cash provided from the sale of available-for-sale investments. As Wind River transitioned its investment portfolio from long-term to short-term investments its short-term investments increased by $13.0 million. Restricted cash increased due to the new collateral funding for the second corporate facility operating lease. The collateral consists of direct obligations of the United States government, with the majority being long-term investments.

    In fiscal 2001, Wind River's financing activities provided net cash of $60.5 million compared to $9.7 million in fiscal 2000, and a usage of cash of $6.0 million in fiscal 1999. During fiscal 2001, cash provided by the issuance of common stock from stock option exercises and the increase in a line of credit at the Wind River's Japanese subsidiary were partially offset by the repayment of bank borrowings associated with acquired companies. During fiscal 1999, both Wind River and Integrated Systems repurchased common stock for amounts totaling approximately $10.0 million through existing stock repurchase programs. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. Wind River has not made any repurchases since March 17, 1999. On September 7, 1999, its CEO signed a secured promissory note with the Company to borrow up to $2.4 million. As of January 31, 2001, the CEO had borrowed $1.8 million against this note.

    In July 1997, Wind River issued $140 million of 5% Convertible Subordinated Notes, which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock at a price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998. We do not know at this time whether we will be able to refinance the Notes on favorable terms or at all. See Item 1 "RISK FACTORS" in this Report.

    In fiscal year 1998 and fiscal year 2000, Wind River entered into operating leases for its headquarters facility constructed on land owned by Wind River. Construction of the latest set of buildings was completed in January 2001. The lessor has funded a total of $32.4 million of construction costs related to the first set of buildings and operating lease and has funded a total of $23.6 million of construction costs related to the second set of buildings and second operating lease. The operating lease payments will vary based upon the total construction costs of the buildings, which include capitalized interest and the London interbank offering rate ("LIBOR"). In connection with the lease of Wind River's headquarters, Wind River has entered into a ground lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of the two leases. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of January 31, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition, results of operations, or cash flows.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. At January 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million. On January 10, 2001, Wind River entered into another interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second swap agreement changes Wind River's interest rate exposure on its second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. At January 31, 2001, the notional amount of the interest rate swap was $27.9 million. The differential to be paid or received under both swap agreements will be recognized as an adjustment to rent expense related to the respective operating leases. The swap agreements mature at the same time as their respective operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River is required to adopt SFAS 138 and SFAS 133 in the first quarter of fiscal 2002, and believes it will not have a material effect on the financial position, results of operations or cash flows.

    Wind River has an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. Wind River attempts to limit this exposure by investing in high-grade fixed income securities.

    Management believes that Wind River's working capital and cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis; however, Wind River may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to Wind River's stockholders.

EURO CURRENCY

    On January 1, 1999, several member countries of the European Union established fixed conversion rates between their sovereign currencies and adopted the Euro as their new common legal currency. Since that date, the Euro has traded on currency exchanges. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, non-cash payments can be made in Euros, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and February 28, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Wind River is assessing its pricing and marketing strategy in order to insure that it remains competitive in a broader European market and is reviewing whether certain existing contracts will need to be modified. Wind River has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. Wind River does not presently expect that introduction and use of the Euro will materially affect Wind River's foreign exchange exposures and hedging activities or will result in any material increase in costs to Wind River. Wind River's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental, legal and regulatory guidance is not available. Wind River will continue to evaluate issues involving introduction of the Euro. Based on current information and Wind River's current assessment, the Company does not expect that the Euro conversion will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of qualifying hedging transactions. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury "offsetting" of net exposures of inter-company derivatives for foreign currency cash flow hedges. The adoption of these standards in the first quarter of fiscal 2002 had no material effect on the Company's financial position, results of operations, or cash flows.

    In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Wind River has adopted the provisions of FIN 44, which has not had a material effect on its financial position, results of operations or cash flows.

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

    Wind River believes an immediate 100 basis point move in interest rates affecting Wind River's floating and fixed rate financial instruments as of January 31, 2001 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of Wind River's fixed income securities.

    In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. At January 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value at January 31, 2001 was negligible.

    In January 2001, Wind River entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on its second floating interest rate operating lease for the additional construction of its headquarters facility. The notional amount of the interest rate swap was $27.9 million. The estimated fair value at January 31, 2001 was negligible.

FOREIGN CURRENCY RISK

    Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency-hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature the realized gains and losses are recorded and are included in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At January 31, 2001, Wind River had outstanding forward contracts to hedge Japanese Yen with notional amounts totaling approximately $2.0 million.

    The unrealized gains and losses on the outstanding forward contracts at January 31, 2001 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at January 31, 2001 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River in fiscal 2001.

EQUITY PRICE RISK

    Wind River owns 338,652 shares of common stock of e-Sim, an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering. e-Sim went public in July 1998 at $7.50 per share, and at January 31, 2001, the closing price of e-Sim's stock was $2.75 per share. Wind River also owns 208,333 shares of common stock of Liberate, a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and at January 31, 2001, the closing price of Liberate's stock was $17.31 per share. In addition, Wind River owns 90,909 shares of common stock of Tvia, a Delaware corporation. Wind River purchased the common stock prior to Tvia's public offering. Tvia went public in August 2000 at $11.00 per share, and at January 31, 2001, the closing price of Tvia's stock was $2.75 per share. Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at January 31, 2001 at their market value of approximately $4.8 million in aggregate, with net unrealized gains of $600,000 excluded from earnings and reported, net of tax effect, in accumulated other comprehensive income component of stockholders' equity. At April 16, 2001, the closing prices of e-Sim's, Liberate's and Tvia's stock were $1.12, $8.83 and $1.74, respectively. In addition to the publicly traded stock, Wind River owns stock in several privately held companies. Wind River monitors the value of these investments periodically and has not found any material differences to the carrying value of the investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
WIND RIVER SYSTEMS, INC.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule identified in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 1, 2001 except for Note 16 as to which the date is April 17, 2001

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	2001	2000	1999
Revenues:
Products	$309,665	$210,678	$171,792
Services	128,319	105,376	93,364

Total revenues	437,984	316,054	265,156

Cost of revenues:
Products	36,619	27,726	23,527
Services	63,312	43,362	35,938

Total cost of revenues	99,931	71,088	59,465

Gross profit	338,053	244,966	205,691

Operating expenses:
Selling and marketing	172,230	123,265	93,686
Product development and engineering	83,005	55,301	37,772
General and administrative	39,994	33,946	23,339
Amortization of goodwill and purchased intangibles	95,863	6,344	1,303
Acquisition related costs and other	33,293	9,898	7,307

Total operating expenses	424,385	228,754	163,407

Income (loss) from operations	(86,332)	16,212	42,284

Other income (expense):
Interest income	20,829	18,935	18,641
Interest expense	(7,000)	(7,000)	(7,000)
Other income and expense, net	8,467	(2,439)	(1,878)

Total other income	22,296	9,496	9,763

Income (loss) before provision for income taxes	(64,036)	25,708	52,047
Provision for income taxes	12,355	15,345	16,791

Net income (loss)	$(76,391)	$10,363	$35,256

Net income (loss) per share:
Basic	$(1.05)	$0.16	$0.57
Diluted	$(1.05)	$0.15	$0.54

Shares used in per share calculation:
Basic	72,467	63,096	61,554
Diluted	72,467	67,029	65,776

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	JANUARY 31,
IN THOUSANDS, EXCEPT PAR VALUE	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$92,431	$77,929
Short-term investments	41,725	28,683
Accounts receivable, net of allowances of $5,661 and $4,064	117,530	79,586
Prepaid and other current assets	41,304	35,375

Total current assets	292,990	221,573
Investments	155,412	205,945
Property and equipment, net	66,989	56,331
Intangibles, net	403,238	35,728
Other assets	23,552	9,769
Restricted cash	61,324	39,744

Total assets	$1,003,505	$569,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,977	$10,551
Line of credit	14,858	5,094
Accrued liabilities	27,347	22,287
Accrued compensation	27,011	17,910
Income taxes payable	8,949	9,581
Deferred revenues	53,621	49,401

Total current liabilities	147,763	114,824
Deferred taxes payable	8,988	11,574
Long-term debt	140,007	140,598

Total liabilities	296,758	266,996

Minority interest in consolidated subsidiary	—	878

Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock, par value $.001; 125,000 authorized; 77,866 and 66,230 shares issued; 76,589 and 64,953 shares outstanding	78	66
Additional paid in capital	715,156	216,149
Loan to stockholder	(1,787)	(1,900)
Treasury stock, 1,277 and 1,277 shares at cost	(29,488)	(29,488)
Accumulated other comprehensive income (loss)	(711)	16,499
Retained earnings	23,499	99,890

Total stockholders' equity	706,747	301,216

Total liabilities and stockholders' equity	$1,003,505	$569,090

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(76,391)	$10,363	$35,256
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for doubtful accounts and write-offs	1,597	904	(482)
Depreciation and amortization	112,273	23,579	14,723
Tax benefit from stock plan	12,000	5,000	14,529
Write-off of impaired assets	—	500	—
Deferred income taxes	(752)	1,646	(4,000)
Minority interest in consolidated subsidiary	(1,393)	327	151
Acquired in-process research and development	8,050	6,300	—
Compensation charge	—	—	535
Change in assets and liabilities:
Accounts receivable	(31,508)	(20,170)	(10,782)
Prepaid and other assets	42	(15,495)	(6,025)
Accounts payable	946	2,921	(487)
Accrued liabilities	161	(2,206)	6,678
Accrued compensation	6,919	4,305	489
Income taxes payable	(632)	6,574	(914)
Deferred revenues	2,677	13,180	3,986
Other assets and liabilities	(9,364)	(2,186)	126

Net cash provided by operating activities	24,625	35,542	53,783

Cash flows from investing activities:
Acquisition of property and equipment	(22,917)	(17,950)	(17,194)
Capitalized software development costs	(1,000)	(1,550)	(2,525)
Acquisitions, net of cash acquired	(30,282)	(24,872)	—
Purchases of investments	(142,196)	(131,907)	(258,229)
Sales and maturities of investments	146,717	158,626	208,107
Restricted cash	(20,475)	(5,587)	(31,647)

Net cash used in investing activities	(70,153)	(23,240)	(101,488)

Cash flows from financing activities:
Borrowings against line of credit	9,764	5,094	—
Issuance of common stock, net	52,878	16,894	12,765
Purchase of treasury stock	—	(3,997)	(10,006)
Repurchase of common stock	—	(6,365)	(8,744)
Repayment (loan) to stockholder	1,431	(1,900)	—
Repayment of bank borrowings	(3,587)	—	—

Net cash provided by (used in) financing activities	60,486	9,726	(5,985)

Effect of exchange rate changes on cash and cash equivalents	(456)	(1,199)	364
Effect of changing fiscal year of acquired subsidiaries	—	(4,816)	—

Net increase (decrease) in cash and cash equivalents	14,502	16,013	(53,326)
Cash and cash equivalents at beginning of year	77,929	61,916	115,242

Cash and cash equivalents at end of year	$92,431	$77,929	$61,916

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,066	$9,414	$7,100
Cash paid for income taxes	$2,200	$2,157	$5,189

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

IN THOUSANDS	COMMON SHARES	STOCK AMOUNT	ADDITIONAL PAID IN CAPITAL	LOAN TO STOCKHOLDER	TREASURY SHARES	STOCK AMOUNT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	RETAINED EARNINGS	TOTAL STOCKHOLDERS' EQUITY
Balance at January 31, 1998	61,453	$61	$167,017	—	(715)	$(15,485)	$(2,487)	$60,212	$209,318

Net income	—	—	—	—	—	—	—	35,256	35,256
Unrealized loss on investments	—	—	—	—	—	—	(1,055)	—	(1,055)
Currency translation adjustments	—	—	—	—	—	—	628	—	628

Comprehensive loss	—	—	—	—	—	—	(427)	—	34,829

Common Stock issued upon acquisition of Zinc Software	339	—	582	—	—	—	—	(1,125)	(543)
Common Stock issued upon exercise of a warrant	337	—	1,109	—	—	—	—	—	1,109
Common Stock issued upon exercise of stock options	1,945	2	7,761	—	—	—	—	—	7,763
Common Stock issued under stock purchase plan	231	1	3,892	—	—	—	—	—	3,893
Tax benefit from stock plans	—	—	14,529	—	—	—	—	—	14,529
Repurchase of common stock	(985)	(1)	(8,743)	—	—	—	—	—	(8,744)
Compensation charge from common stock options	—	—	535	—	—	—	—	—	535
Purchase of treasury stock	—	—	—	—	(397)	(10,006)	—	—	(10,006)

Balance at January 31, 1999	63,320	63	186,682	—	(1,112)	(25,491)	(2,914)	94,343	252,683

Effect of fiscal year end change for acquired subsidiaries	—	—	—	—	—	—	—	(4,816)	(4,816)

Net income	—	—	—	—	—	—	—	10,363	10,363
Unrealized gain on investments	—	—	—	—	—	—	20,474	—	20,474
Currency translation adjustments	—	—	—	—	—	—	(1,061)	—	(1,061)

Comprehensive income	—	—	—	—	—	—	19,413	—	29,776

Common stock issued upon acquisition of Software Development Systems	1,316	1	13,940	—	—	—	—	—	13,941
Common stock issued upon acquisition of RouterWare	100	—	1,650	—	—	—	—	—	1,650
Common stock issued upon exercise of stock options	1,629	1	9,975	—	—	—	—	—	9,976
Common Stock issued under stock purchase plan	455	1	5,049	—	—	—	—	—	5,050
Tax benefit from stock plans	—	—	5,000	—	—	—	—	—	5,000
Accelerated vesting of stock options	—	—	218	—	—	—	—	—	218
Loan to stockholder	—	—	—	$(1,900)	—	—	—	—	(1,900)
Purchase of treasury stock	—	—	—	—	(165)	(3,997)	—	—	(3,997)
Repurchase of common stock	(590)	—	(6,365)	—	—	—	—	—	(6,365)

Balance at January 31, 2000	66,230	66	216,149	(1,900)	(1,277)	(29,488)	16,499	99,890	301,216

Net income	—	—	—	—	—	—	—	(76,391)	(76,391)
Unrealized loss on investments	—	—	—	—	—	—	(19,218)	—	(19,218)
Currency translation adjustments	—	—	—	—	—	—	2,008	—	2,008

Comprehensive loss	—	—	—	—	—	—	(17,210)	—	(93,601)

Common stock issued upon acquisition of EST	5,475	6	324,494	—	—	—	—	—	324,500
Common stock issued upon acquisition of AudeSi	957	1	51,899	—	—	—	—	—	51,900
Common stock issued upon acquisition of Rapid Logic	1,245	1	56,192	—	—	—	—	—	56,193
Common stock issued upon exercise of stock options	3,665	4	44,844	—	—	—	—	—	44,848
Common stock issued under stock purchase plan	266	—	8,030	—	—	—	—	—	8,030
Common stock issued for 401k match	28	—	1,084	—	—	—	—	—	1,084
Common stock issued for converted bonds	—	—	6	—	—	—	—	—	6
Tax benefit from stock plans	—	—	12,000	—	—	—	—	—	12,000
Compensation charge from common stock options	—	—	175	—	—	—	—	—	175
Loan to stockholder assumed in acquisition of EST	—	—	—	(1,181)	—	—	—	—	(1,181)
Repayments of loans to stockholders	—	—	—	1,431	—	—	—	—	1,431
Accrued interest on loans to stockholders	—	—	—	(137)	—	—	—	—	(137)
Accelerated vesting of stock options	—	—	283	—	—	—	—	—	283

Balance at January 31, 2001	77,866	$78	$715,156	$(1,787)	(1,277)	$(29,488)	$(711)	$23,499	$706,747

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

    Wind River Systems, together with its subsidiaries, develops, markets, supports and provides consulting services for advanced software operating systems and development tools that allow customers to create complex, robust, software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. The Company's flagship products, the Tornado® development platform and the VxWorks® real-time operating system, enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. Wind River markets its products and services in North America, Europe, Japan and Asia Pacific primarily through its own direct sales organization, consisting of salespersons and field engineers. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation. Wind River has a fiscal year end of January 31. Its international subsidiaries have fiscal year-ends of December 31. The consolidated financial statements include the international subsidiaries' financial information as of December 31 and for the year then ended. All historical financial information has been restated to reflect the acquisition of Integrated Systems in the first quarter of fiscal 2001 and RouterWare in the second quarter of fiscal 2000, each of which was accounted for as a pooling of interests. Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase. Certain amounts have been reclassified to conform with the current years' presentation.

    Principles of Consolidation. The consolidated financial statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could affect future operating results.

    Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

    Investments. Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense.

    Wind River also has certain other minority investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No impairment of these investments has been recorded to date.

    Other Assets. Current assets includes inventory, prepaid expenses, security deposits and the current portion of deferred taxes. Inventory is stated at the lower of cost or market value, with cost being determined by the first-in, first-out (FIFO) method. Other long-term assets include equity investments in other companies, deposits, prepaid expenses and bond issuance costs. Equity investments are accounted for using the cost method of accounting.

    Concentrations of Credit Risk. Wind River's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. Wind River's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy is intended to limit Wind River's exposure to concentration of credit risk. Wind River's accounts receivable results primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. Wind River performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses; historically, such losses have been immaterial. As a consequence, concentrations of credit risk are limited.

    Fair Value of Financial Instruments. For certain of Wind River's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Based on borrowing rates currently available to Wind River, the carrying value of the line of credit approximates fair value. The estimated fair value for the convertible subordinated notes (with a carrying amount of $140 million at January 31, 2001) was approximately $174.7 million at January 31, 2001. The fair value for the convertible subordinated notes is based on quoted market prices.

    Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for computer equipment and four to ten years for furniture and equipment. Leasehold improvements are amortized over the term of the related lease or useful economic life, if shorter. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

    Internal Use Software. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company capitalizes substantially all external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period. The Company had $18.8 million and $10.4 million of capitalized software costs and $7.1 million and $2.8 million of accumulated amortization included in property and equipment at January 31, 2001 and 2000, respectively.

    Software Development Costs. Wind River accounts for software development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred. The amortization of capitalized software costs, which were charged to cost of product revenues during fiscal 2001, 2000 and 1999 were $2.4 million, $2.4 million and $1.9 million, respectively. At January 31, 2001 and 2000, Wind River had net capitalized software costs of $1.7 million and $3.1 million, respectively.

    Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting, are estimated by management based on the fair value of assets received. These include acquired customer base, workforce, technological know how, trademarks and goodwill. Intangible assets are amortized over periods from one year to five years on a straight-line basis. Accumulated amortization for intangibles at January 31, 2001 and 2000 was $102.3 million and $6.4 million, respectively (see Note 3 of Notes to Consolidated Financial Statements). Amortization expense relating to completed technology for fiscal years ended January 31, 2001 and 2000, was $7.7 million and $2.3 million, respectively, and was reported under operating expenses.

    Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. No impairment of long-lived assets has been recorded to date.

    Restricted Cash. Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

    Revenue Recognition. Wind River recognizes revenues in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective February 1, 1998 and by SOP 98-9, "Modification of SOP 97-2, "Software Revenue Recognition' with Respect to Certain Transactions."

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which out-lines the basic criteria that must be met to recognize revenues and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The adoption of SAB 101 did not have a material impact on the Company's financial position, results of operations, and cash flows.

    Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting. Maintenance contracts are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

    Product revenues for software are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Any maintenance included in these arrangements is deferred based on VSOE and recognized ratably over the term of the arrangement. Product revenues for hardware are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable, and collectibility is considered probable. Service revenues from engineering services contracts are recognized on the percentage-of-completion basis, or as performed. Service revenues from software maintenance, support and update fees (post-contract support) are recognized ratably over the contract period. Services revenues from training and consulting are recognized when the services are provided.

    Deferred revenues result primarily from customer prepayments under software maintenance, which are recognized ratably over the life of the agreements, certain run-time agreements, which are recognized as target licenses are delivered and collection is reasonably assured, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed.

    Stock-Based Compensation. Wind River accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of Wind River's stock and the amount an employee must pay to acquire the stock. Wind River's policy is to grant options with an exercise price equal to the quoted market price of Wind River's stock on the grant date. Accordingly, no compensation expense has been recognized for these stock options.

    Income Taxes. Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

    Minority Interest. Minority interest represented the 30% minority interest held by the Japanese joint venture participants in WRSKK. Wind River acquired the 30% minority interest in WRSKK in the fourth quarter of fiscal 2001. (see Note 13 of Notes to Consolidated Financial Statements).

    Net Income per Share. Net income per share includes basic net income per share, which is based on the weighted-average number of common shares outstanding, and diluted net income per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive.

    Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income, for Wind River, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

    The functional currency of foreign subsidiaries are translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income in the period incurred and were not significant for any of the periods presented.

    Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair values of those derivatives would be accounted for in current earnings unless specific hedge criteria are met. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Wind River must formally document, designate, and assess the effectiveness of qualifying hedging transactions. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging

Activities—an Amendment of SFAS 133." SFAS 138 amends SFAS 133 to permit limited use of central treasury offsetting of net exposures of intercompany derivatives for foreign currency cash flow hedges. SFAS 138 must be adopted concurrently with SFAS 133. The adoption of SFAS 133 in the first quarter of fiscal year 2002 had no material effect on the Company's financial position, results of operations, or cash flows.

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25." This Interpretation clarifies: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Wind River has adopted the provisions of FIN 44, which has not had a material effect on its financial position, results of operations, or cash flows.

NOTE 3: ACQUISITIONS

POOLING OF INTERESTS COMBINATIONS

    On June 30, 1999, Wind River completed the acquisition of RouterWare. In connection with the merger: (a) each outstanding share of RouterWare common stock was exchanged for 1.82731 shares of Wind River common stock, resulting in the issuance of an aggregate of 730,923 shares of Wind River common stock for all outstanding shares of RouterWare common stock, and (b) all options to purchase shares of RouterWare common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 634,065 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of RouterWare. In connection with the acquisition of RouterWare, Wind River incurred approximately $930,000 in merger related expenses consisting primarily of transaction fees.

    On February 15, 2000, Wind River completed its acquisition of Integrated Systems in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock, and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems. Wind River and Integrated Systems incurred approximately $25.2 million of costs associated with the merger, including $11.1 million for investment banking fees, $6.8 million in severance payments, $3.1 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan, and $600,000 for general integration costs.

    The results of operations for the fiscal years ended January 31, 2000 and 1999, incorporating businesses acquired as poolings of interests are summarized as follows:

	YEARS ENDED JANUARY 31,
	2000		1999
IN THOUSANDS	Revenues	Net Income (Loss)	Revenues	Net Income (Loss)
Wind River	$169,808	$25,143	$129,400	$26,051
RouterWare	1,302	(2,672)	2,502	(428)

Combined	171,110	22,471	131,902	25,623

Integrated Systems	144,944	(12,108)	133,254	9,633

Combined	$316,054	$10,363	$265,156	$35,256

    RouterWare used a calendar year end and Integrated Systems used a February 28th fiscal year end. In order for all companies to operate on Wind River's January 31st fiscal year end, operations for the one-month differences, which were not significant to the Company, have been reflected as an adjustment to retained earnings in fiscal 2000. No significant adjustments were necessary to conform accounting policies. However, the companies' historical results have been adjusted to reflect the elimination of inter-company transactions in any period presented.

    The results of operations for the twelve months ended January 31, 2001, 2000 and 1999, incorporating businesses acquired as pooling of interests are summarized in the consolidated statements of operations. All significant inter-company transactions have been eliminated.

PURCHASE COMBINATIONS

    Wind River made a number of acquisitions accounted for as purchase transactions. The consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of their acquisition. For acquisitions that occurred during fiscal 2001, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

    In connection with its purchase acquisitions, Wind River expensed various amounts related to in-process research and development. The amount allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no alternative future use. Based on preliminary assessments from an analysis performed by an independent appraiser, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenues attributable to core technology and the percentage completion of the project. The resulting net cash flows were then discounted back to their present value at appropriate discount rates.

    The discount rate selected for estimating future cash flows ranges from 25% to 30%. In selection of the appropriate discount rate, consideration was given to the Company's estimated weighted-average return on working capital and the Company's estimated weighted-average return on assets. The discount rate used was determined to be higher than the Company's estimated weighted-average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of the valuation. In utilizing a discount rate greater than the Company's weighted-average return on working capital, the Company has reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

    Regarding Wind River's purchase acquisitions completed during fiscal 2001 and 2000, actual results to date have been consistent, in all material respects, with its assumptions at the time of the acquisitions. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenues and expense projections once the products have entered the market. Failure to achieve the expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and potentially result in impairment of any other assets related to the development activities.

    On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for .4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $331.6 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million. Wind River recorded an expense of $3.7 million for the in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001. There was one project included in the in-process research and development for Embedded Support Tools. The applications from this process will be integrated into Wind River's products. The efforts required to complete the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product can be produced to meet its design requirements.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Embedded Support Tools had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

	YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE DATA (UNAUDITED)
	2001	2000
Total revenues	$439,971	$343,790
Net loss	$(91,330)	$(81,040)
Loss per share—basic and diluted	$(1.31)	$(1.18)

    On May 1, 2000, Wind River acquired AudeSi in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for 0.0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of

Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000. In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001.

    On July 14, 2000, Wind River completed its acquisition of ICESoft in a cash transaction of $24.6 million. ICESoft is a developer of innovative embedded Internet browsing technologies for intelligent devices. The total purchase price of $24.6 million consisted of cash consideration of $24.5 million and acquisition costs of $100,000. In connection with the acquisition, Wind River recorded an expense of $100,000 for in-process research and development, which was charged against earnings in the third quarter of fiscal year 2001.

    On October 24, 2000, Wind River completed its acquisition of Rapid Logic in a stock-for-stock merger transaction. Rapid Logic is the provider of advanced device management technologies for networking equipment and other intelligent devices. In connection with the acquisition: (a) each outstanding share of Rapid Logic common stock was exchanged for 0.0730 of a share of Wind River common stock, resulting in the issuance of an aggregate of 1,244,940 shares of Wind River common stock for all outstanding shares of Rapid Logic common stock, and (b) all options to purchase shares of Rapid Logic common stock outstanding immediately prior to the consummation of the acquisition were converted into fully-vested options to purchase 126,298 shares of Wind River common stock. The total purchase price of approximately $57.5 million consisted of common stock with a fair market value of $51.8 million, options assumed with a fair market value of $5.0 million and merger costs of $700,000. In connection with the acquisition, Wind River recorded an expense of $3.25 million for in-process research and development, which was charged against earnings in the fourth quarter of fiscal year 2001.

    On July 21, 1999, Wind River acquired Software Development Systems, a privately held corporation, for approximately $22.1 million in cash and 1,430,047 in Integrated Systems' common stock. The total purchase price of $39.9 million consisted of cash of $22.1 million and common stock with fair market value of $17.8 million. Software Development Systems is a provider of various embedded software tools. This transaction was accounted for using the purchase method of accounting. In connection with the acquisition, Wind River recorded an expense of $6.3 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2000.

    Pro forma results of operations for AudeSi, ICESoft, Rapid Logic, and Software Development Systems have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

    The allocations of the purchase prices for the above acquisitions are summarized below:

	YEARS ENDED JANUARY 31,
	2001				2000
IN THOUSANDS, EXCEPT AMORTIZATION PERIOD	Embedded Support Tools	AudeSi	ICESoft	Rapid Logic	Software Development Systems
Completed technology	$15,150	$1,100	$750	$5,350	$6,500
In-process research and development	3,700	1,000	100	3,250	6,300
Trademark	650	—	—	550	0
Workforce	5,650	850	400	3,900	0
Customer base	—	—	—	1,100	—
Other intangibles	—	—	—	—	7,500
Non-compete agreement	—	—	—	—	1,000
Net tangible assets	3,206	871	225	2,260	3,317
Deferred tax liability	(8,043)	(731)	(431)	(4,087)	(4,800)
Goodwill	311,243	49,330	23,561	45,128	20,118

Total purchase price	$331,556	$52,420	$24,605	$57,451	$39,935

Amortization period	4 years	4 years	4 years	4 years	2-5 years

    During fiscal 2001, Wind River amortized $95.9 million of goodwill and other intangible assets acquired.

NOTE 4: PROPERTY AND EQUIPMENT

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000
Land	$26,446	$26,446
Computer equipment and software	76,752	60,143
Furniture and equipment	15,781	10,694
Leasehold improvements	7,020	2,968

	125,999	100,251
Less accumulated depreciation and amortization	(59,010)	(43,920)

	$66,989	$56,331

NOTE 5: INVESTMENTS

    Cash equivalents and investments consist of the following:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000
Money market fund	$28,897	$7,073
U.S. government and agency obligations	41,795	57,622
Corporate bonds	94,022	68,133
Other debt securities	71,413	106,760

Total available-for-sale securities	236,127	239,588

Less amounts classified as cash equivalents	(43,768)	(46,311)

Total marketable securities	192,359	193,277

Equity investments	4,778	41,351

Total market value of investments	197,137	234,628

Unrealized gain (loss) on marketable securities	1,552	(3,282)
Unrealized gain on equity investments	636	36,587

Total unrealized gain on investments	2,188	33,305

Total cost of investments	$194,949	$201,323

    The principal source of the unrealized gains on marketable securities was corporate bonds. Equity investments at January 31, 2001 are composed of the market value of Wind River's stock holdings in Liberate, e-Sim and Tvia. Equity investments at January 31, 2000 are composed of the market value of Wind River's stock holdings in Liberate and e-Sim. The contractual maturities of marketable securities, regardless of their balance sheet classification, were as follows:

IN THOUSANDS	YEAR ENDED JANUARY 31, 2001
Due in 1 year or less	$41,725
Due in 1-2 years	54,464
Due in 2-5 years	66,531
Due in 5 years or more	29,639

Total marketable securities	$192,359

    Gross realized gains and losses from the sale of securities classified as available-for-sale and equity investments were gains of $10.9 million and $1.0 million in fiscal years 2001 and 2000, respectively. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

    Wind River enters into foreign currency forward exchange contracts to manage exposure related to certain foreign currency denominated inter-company balances. Wind River does not enter into derivative financial instruments for trading purposes. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. At January 31, 2001, Wind River had outstanding forward contracts with notional amounts totaling approximately $2.0 million. These contracts, which mature in less than ninety days, are hedges of certain foreign currency denominated inter-company balances. The difference between cost and fair value at January 31, 2001 was immaterial.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one month LIBOR, to a fixed rate of 5.9%. At January 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million and the fair value was negligible. On January 10, 2001, Wind River entered into another interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second swap agreement changes Wind River's interest rate exposure on its second operating lease, which is at one month LIBOR, to a fixed rate of 5.6%. At January 31, 2001, the notional amount of the accreting interest rate swap was $27.9 million and the fair value was negligible. The differential to be paid or received under both swap agreements will be recognized as an adjustment to rent expense related to the respective operating leases. The swap agreements mature at the same time as their respective operating lease expires. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the term of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

NOTE 7: PROVISION FOR INCOME TAXES

    Income before income taxes is as follows:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000	1999
Domestic	$(67,736)	$18,400	$45,147
Foreign	3,700	7,308	6,900

Total	$(64,036)	$25,708	$52,047

    The provision for income taxes was composed as follows:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000	1999
Current:
Federal	$10,202	$9,020	$14,334
State	1,746	1,972	2,112
Foreign	2,770	7,275	4,350

	14,718	18,267	20,796

Deferred:
Federal	(2,209)	(2,186)	(3,196)
State	(154)	(736)	(809)

	(2,363)	(2,922)	(4,005)

Total	$12,355	$15,345	$16,791

    The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Expected rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	2.7	2.9	4.2
Goodwill amortization	48.8	3.8	—
Tax effect of foreign operations	3.0	14.0	1.0
In-process technology write-off	4.4	8.3	—
Research and development, net	(2.4)	(2.5)	(2.1)
Tax exempt interest	—	—	(1.0)
Foreign sales corporation benefit	(1.0)	(1.9)	(0.4)
Changes in tax rate of foreign subsidiary	—	—	(4.6)
Other	(1.2)	0.1	0.1

	19.3%	59.7%	32.2%

    During the years ended January 31, 2001, 2000 and 1999, tax benefits resulting from the exercise of employee stock options amounting to $12.0 million, $5.0 million, and $14.5 million, respectively, were credited to stockholders' equity and reduced income taxes payable.

    As of January 31, 2001, the federal net operating loss carry-forwards for income tax purposes were approximately $42.2 million and will begin to expire in 2021. As of January 31, 2001, Wind River had federal and state tax credit carry-forwards of approximately $3.0 million and $800,000, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2006.

    Deferred tax assets of approximately $18.5 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options have not been recognized in the financial statements. When utilized, the tax benefit of these loss and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

    Deferred tax assets which result from temporary differences in the recognition of certain revenues and expenses for financial and income tax reporting purposes consist of the following:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000
Depreciation and amortization	$2,881	$4,122
Tax credit carry-forwards	2,788	2,788
Employee benefit accruals	2,278	1,776
Accounts receivable reserves	2,740	1,386
Accrued expenses and other	2,525	2,697
Deferred revenues	786	1,572
Other	—	571

Gross deferred tax assets	13,998	14,912
Software development costs	340	1,272
Purchased technology	15,492	4,544
Unrealized gain on investments	882	12,500

Gross deferred tax liabilities	16,714	18,316

Net deferred tax liabilities	$(2,716)	$(3,404)

NOTE 8: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

    In July 1997, Wind River issued $140.0 million of 5% Convertible Subordinated Notes, which mature on August 1, 2002. The Notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's Common Stock at a conversion price of $32.33 per share. The Notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000, at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these Notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding Notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in prepaid and other assets. These costs are being amortized to interest expense over the 5-year term of the Notes using the straight-line method, which approximates the effective interest method. Interest on the Notes began accruing July 31, 1997, and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998.

    As of January 31, 2001, the Company has United States dollar equivalent net borrowings of $14.9 million from its $18.0 million line of credit through a Japanese subsidiary denominated in yen, which matured on March 31, 2001. The average annual interest rate on the amount borrowed is 1.324%.

NOTE 9: NET INCOME PER SHARE

    In accordance with SFAS 128, the calculation of basic and diluted net income per share is presented below:

	YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS
	2001	2000	1999
Basic computation:
Net income (loss)	$(76,391)	$10,363	$35,256
Weighted average common shares outstanding	72,467	63,096	61,554

Basic net income (loss) per share	$(1.05)	$0.16	$0.57

Diluted computation:
Net income (loss)	$(76,391)	$10,363	$35,256

Weighted average common shares outstanding	72,467	63,096	61,554
Incremental shares from assumed conversions:
Dilutive potential common shares	—	3,933	4,222

Total dilutive average common shares outstanding	72,467	67,029	65,776

Diluted net income (loss) per share	$(1.05)	$0.15	$0.54

    The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from the above computations. In addition, for the year ended January 31, 2001, dilutive potential common shares totaling 5.3 million were excluded from the computation of the number of shares used in the dilutive loss per share calculation as their inclusion would be anti-dilutive.

NOTE 10: COMMON STOCK

    In March 1997 and February 1999, Wind River effected three-for-two splits of its common stock in the form of stock dividends. Accordingly, all share and per share amounts have been adjusted to give retroactive effect to these stock splits.

    During the fiscal year ended January 31, 2000, Wind River repurchased approximately 165,000 shares of common stock at an aggregate cost of approximately $4.0 million. In June 1999, the Board of Directors rescinded all stock repurchase authorizations. Wind River has not made any repurchases since March 17, 1999.

    During the fiscal years ended January 31, 2001 and 2000, Wind River issued 30,176,792 and 730,923 shares of common stock, respectively, in connection with acquisitions (see Note 3 of Notes to Consolidated Financial Statements).

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

NOTE 11: STOCK BASED COMPENSATION PLANS

    As of January 31, 2001, Wind River had thirteen stock-based compensation plans including the option plans assumed in connection with the acquisitions of RouterWare, Integrated Systems, Embedded Support Tools, AudeSi and Rapid Logic. Wind River accounts for its stock-based compensation plans in conformity with APB 25 and related Interpretations and has adopted the additional pro forma disclosure provisions of SFAS 123. Accordingly, no compensation expense has been recognized for its fixed stock option plans and its stock purchase plan.

    The Amended and Restated 1987 Equity Incentive Plan (the "1987 Plan") allows for the issuance of options and other stock awards to Company employees and consultants to purchase a maximum of 14,175,000 shares of Common Stock. Stock options granted under the 1987 Plan may be incentive stock options or non-statutory stock options. Individuals owning more than 10% of Wind River's stock are not eligible to receive incentive stock options under the 1987 Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Non-statutory stock options issued to holders of less than 10% of Wind River's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although Wind River's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the 1987 Plan, the Board of Directors establishes option vesting provisions when options are granted. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. Unexercised options are automatically canceled three months after termination of the optionee's employment or other service with Wind River. The Board may suspend or terminate the 1987 Plan at any time. Unless sooner terminated, the 1987 Plan will terminate on September 29, 2002.

    In April 1995, Wind River adopted the 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of non-statutory stock options to purchase Common Stock of Wind River to directors of Wind River who are not employees of, or consultants to, Wind River or any affiliate of Wind River (Non-Employee Directors). The Directors' Plan allows for the issuance of options to purchase a maximum of 337,500 shares of Common Stock. Options issued are granted at prices of 100% of the fair market value of the Common Stock at the date of grant and with expirations of ten years from the grant date. Initial options granted to each Non-Employee Director vest in annual increments over a period of four years from the date of grant, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant as long as the optionee has attended 75% of the meetings of the board and committees on which he serves. Unexercised options will terminate six months after such optionee's termination of all service with Wind River and its affiliates. The Board may suspend or terminate the Directors' Plan at any time. Unless sooner terminated, the Director's Plan shall terminate once all of the shares subject to the Directors' Plan have been issued on account of the exercise of options granted under the Directors' Plan.

    In April 1998, Wind River adopted the 1998 Non-Officer Stock Option Plan (the "Non-Officer Plan"). The Non-Officer Plan provides for grants of non-statutory stock options to employees and consultants who are not officers or directors of Wind River. An aggregate of 7,950,000 shares of Common Stock have been reserved for issuance under the Non-Officer Plan. The exercise price of non-statutory stock option granted under the Non-Officer Plan may not be less than 85 percent of the fair market value of the Common Stock on the date of grant. All non-statutory stock options may be granted under the Non-Officer Plan have a maximum term of 10 years. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. The Non-Officer Plan and options thereunder may be amended by the Board from time to time. The Non-Officer Plan will terminate on April 22, 2008.

    In April 1998, Wind River adopted the 1998 Equity Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants of options and other stock awards to Company employees, directors and consultants to purchase a maximum of 4,100,000 shares of Common Stock. Stock options granted under the 1998 Plan may be incentive stock options or non-statutory stock options. Individuals owning more than 10% of Wind River's stock are not eligible to receive incentive stock options under the 1998 Plan unless the option's price is at least 110% of the fair market value of the Common Stock at the date of grant and the term of the option does not exceed five years from the date of grant. Non-statutory stock options issued to holders of less than 10% of Wind River's stock may be granted at prices of at least 85% of the fair market value of the stock at the grant date and with expirations not to exceed ten years from the grant date, although Wind River's current practice is to grant options with exercise prices at least 100% of the fair market value. Under the terms of the 1998 Plan, the Board of Directors establishes option vesting provisions when options are granted. Options generally will vest over four years, although options may be granted that vest upon achievement of performance criteria. Unexercised options are automatically canceled three months after termination of the optionee's employment or other service with Wind River. The Board may suspend or terminate the 1998 Plan at any time. Unless sooner terminated, the 1998 Plan will terminate on December 16, 2006.

    In connection with the acquisition of RouterWare, Integrated Systems, Embedded Support Tools, AudeSi, and Rapid Logic, Wind River has assumed all of the stock option plans of each acquired company. Approximately, 6.1 million shares of the Company's common stock have been reserved for issuance under the assumed plans, and the related options are included in the following tables. Outstanding options assumed generally vest over one to five year terms and are exercisable for a period of ten years. No further grants will be made under the provisions of these plans.

    Activity under all stock option plans described above is summarized as follows:

	YEARS ENDED JANUARY 31,
	2001		2000		1999
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	NUMBER OF SHARES	WEIGHTED AVERAGE PRICE PER SHARE	NUMBER OF SHARES	WEIGHTED AVERAGE PRICE PER SHARE	NUMBER OF SHARES	WEIGHTED AVERAGE PRICE PER SHARE
Beginning Balance	14,288	$16.61	11,468	$16.41	9,969	$11.84
Granted	8,658	$30.72	5,223	$16.46	4,182	$20.89
Exercised	(3,665)	$12.24	(1,439)	$6.76	(1,945)	$4.31
Canceled	(1,483)	$22.55	(964)	$17.29	(738)	$16.89

Ending Balance	17,798	$23.88	14,288	$16.61	11,468	$16.41

    The following table summarizes information about fixed stock options outstanding at January 31, 2001:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING IN THOUSANDS	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED NUMBER EXERCISABLE IN THOUSANDS	NUMBER AVERAGE EXERCISE PRICE
$.07 - $4.89	1,281	5.4 years	$2.96	1,057	$2.74
$5.45 - $9.88	944	6.1 years	$7.90	750	$8.16
$10.20 - $14.99	2,719	7.7 years	$12.70	1,573	$12.36
$15.00 - $19.97	2,043	8.4 years	$16.82	720	$16.99
$20.17 - $24.96	1,591	7.2 years	$22.31	1,019	$22.22
$25.02 - $29.63	3,432	7.7 years	$27.46	1,629	$26.54
$30.00 - $34.81	2,317	9.2 years	$34.12	103	$31.98
$35.00 - $39.69	2,464	9.5 years	$37.48	7	$37.33
$40.00 - $44.69	779	9.5 years	$42.24	37	$41.11
$45.00 - $49.94	214	9.5 years	$46.94	—	—
$50.13 - $60.50	14	9.1 years	$53.94	—	—

$.07 - $60.50	17,798	8.0 years	$23.88	6,895	$16.19

    At January 31, 2000 and 1999, options to purchase 5,453,000 and 3,674,000 shares of common stock were exercisable at a weighted average exercise price of $13.89 and $12.57, respectively.

    In March 1993, Wind River adopted the Employee Stock Purchase Plan (the "Purchase Plan"). In July 2000, the Board amended the Purchase Plan to increase the aggregate shares from 1,500,000 to 3,000,000 shares of Common Stock, which are authorized for issuance under the Purchase Plan. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the Purchase Plan. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock, determined by the closing price on the Nasdaq National Market, at the commencement date or the ending date of each six month offering period.

    Shares issued under the Purchase Plan in fiscal 2001, 2000, and 1999 were 266,000, 455,000, and 231,000 shares of Common Stock, respectively, at an average price of $30.28, $27.20 and $20.28, respectively.

PRO FORMA DISCLOSURES

    Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions used for grants during the years ended January 31, 2001, 2000 and 1999:

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Risk free interest rates	5.65%	5.83%	5.10%
Expected volatility	70.0%	66.0%	60.0%
Expected option life	5.0 years	5.3 years	5.3 years
Expected dividends	—	—	—

    The weighted average fair value per share of options granted in fiscal years 2001, 2000 and 1999 were $22.51, $10.48 and $12.28, respectively.

    Wind River has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model, with the following assumptions for rights granted in fiscal years 2001, 2000 and 1999.

	YEARS ENDED JANUARY 31,
	2001	2000	1999
Risk free interest rates	5.65%	5.83%	5.10%
Expected volatility	70.0%	66.0%	60.0%
Expected option life	0.5 years	0.5 years	0.5 years
Expected dividends	—	—	—

    Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River's net income and net income per share would have been as follows:

	YEARS ENDED JANUARY 31,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
	2001	2000	1999
Net income (loss):
As reported	$(76,391)	$10,363	$35,256
Pro Forma	$(125,762)	$(27,132)	$8,936
Net income (loss) per share:
Basic:
As reported	$(1.05)	$0.16	$0.57
Pro Forma	$(1.74)	$(0.43)	$0.15
Diluted:
As reported	$(1.05)	$0.15	$0.54
Pro Forma	$(1.74)	$(0.43)	$0.14

    The pro forma amounts include compensation expense related to fiscal 2001, 2000 and 1999 stock option grants and sales of Common Stock under the Employee Stock Purchase Plan only. The effects of applying SFAS 123 on pro forma disclosures of net income and net income per share in fiscal 2001,

2000, and 1999 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

NOTE 12: COMMITMENTS AND CONTINGENCIES

    Wind River leases certain property consisting of subsidiary headquarters, customer training facilities, sales facilities and equipment under noncancelable operating leases that expire at various dates through January 2022. Future minimum rental payments under non-cancelable operating leases subsequent to January 31, 2001 are as follows (in thousands):

YEARS ENDING JANUARY 31,
2002	$11,156
2003	9,910
2004	6,131
2005	5,197
2006	4,913
Thereafter	15,447

Total	$52,754

    Rental expense during the years ended January 31, 2001, 2000, and 1999 was $14.8 million, $8.5 million, and $5.7 million, respectively.

    In fiscal 1998, Wind River entered into an operating lease for a new headquarters facility constructed on the land Wind River purchased in Alameda, California. Construction of the buildings was completed in the first quarter of fiscal year 2000. In August 1999, the lease was finalized and the lease payments began. The operating lease payments will vary based on the total construction costs of the property, including capitalized interest and LIBOR.

    In fiscal year 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarter facility which was completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and LIBOR.

    In connection with the lease of Wind River's headquarters, Wind River is obligated to enter into a lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 84.5%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. As of January 31, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations.

    From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse effect on Wind River's financial position, results of operations or cash flows.

NOTE 13: RELATED PARTY TRANSACTIONS

    During fiscal years 2001, 2000 and 1999, Wind River distributed its products in Japan through WRSKK, a joint venture in which Wind River owned a 70% equity interest. Innotech, Kobe Steel and Nissin Electric, the other partners in the joint venture, each owned a 10% equity interest. Wind River entered into distributor agreements with the three minority interest owners of WRSKK, Innotech, Kobe Steel, and Nissin Electric, in March 1993, October 1991, and October 1991, respectively. The Innotech agreement was amended in December 1995 to provide for an extended contract term and to issue to Innotech a warrant to purchase 337,500 shares of Wind River's Common Stock for $3.29 per share. The warrant was valued at $100,000 and charged to cost of sales in fiscal 1996. The warrant was exercised on January 26, 1999. In March 2000, Wind River notified the master distributors that their distributor agreements would terminate at the end of fiscal 2001. Wind River subsequently acquired the 30% minority interest on December 28, 2000 for amounts approximating $1.2 million, which was primarily accounted for as goodwill, so that it now owns 100% of WRSKK. From fiscal 2002 onwards, Wind River will distribute its products in Japan primarily through its direct sales force.

    Products in Japan were sold through WRSKK's three master distributors and through Wind River Japan's direct sales force. Revenues derived from master distributor transactions in Japan amounted to $15.6 million, $21.2 million, and $17.0 million in fiscal 2001, 2000 and 1999, respectively. The percentage of Japan revenues from Innotech in fiscal year 2001, 2000 and 1999 was 23%, 21% and 27%, respectively. The percentage of Japan revenues from Kobe Steel in fiscal year 2001, 2000 and 1999 was 11%, 19% and 17%, respectively. The percentage of Japan revenues from Nissin Electric in fiscal year 2001, 2000 and 1999 was 4%, 9% and 7%, respectively. Advances from the joint venture partners were approximately $0 and $1.5 million at January 31, 2001 and 2000, respectively.

NOTE 14: SEGMENT AND GEOGRAPHIC INFORMATION

    Wind River has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective beginning fiscal year 1999. SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. Wind River operates in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in the United States, Canada, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and assets by geographic location is as follows:

IN THOUSANDS	REVENUES	LONG-LIVED ASSETS
Fiscal year ended January 31, 2001
North America	$300,676	$467,596
Japan	40,835	7,554
Other International	96,473	10,781

Consolidated	$437,984	$485,931

Fiscal year ended January 31, 2000
North America	$198,736	$91,823
Japan	42,880	3,086
Other International	74,438	5,419

Consolidated	$316,054	$100,328

Fiscal year ended January 31, 1999
North America	$167,102
Japan	33,934
Other International	64,120

Consolidated	$265,156

    Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

    Revenue information on a product and service basis is as follows:

	YEARS ENDED JANUARY 31,
IN THOUSANDS	2001	2000
Software licenses	$209,558	$139,919
Runtime license revenues	100,107	70,759
Maintenance revenues	70,373	57,731
Other service revenue	57,946	47,645

Total	$437,984	$316,054

    Revenue information on a product and service basis for 1999 is not presented as it is impracticable to do so.

NOTE 15: SECURED PROMISSORY NOTE WITH A STOCKHOLDER

    On September 7, 1999, the Company's chief executive officer signed a secured promissory note to borrow up to $2.4 million from the Company to purchase shares of common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan has full recourse and is secured by certain personal assets owned by the CEO. The loan amount as of January 31, 2001, of $1.8 million is reflected as a reduction of equity in the accompanying consolidated balance sheet.

NOTE 16: SUBSEQUENT EVENTS

    On February 16, 2001, Wind River sold exclusive distribution rights for the MATRIXx® product family to the MathWorks. MATRIXx is a set of software tools used in the development of embedded control systems. Under the agreement, in exchange for cash of $12.0 million, Wind River granted MathWorks exclusive distribution rights of MATRIXx for a period of two and a half years and an option to purchase the intellectual property and assets of MATRIXx at the end of the licensing term. MathWorks will assume the support of MATRIXx and will provide a transition plan to its MATLAB® and Simulink® family of products for customers who choose to migrate. MathWorks is obligated to provide support to customers of MATRIXx products beginning February 16, 2001.

    On March 30, 2001, Wind River signed agreements with Kobe Steel, and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively. The amounts paid will be allocated amongst intangible assets acquired, including customer agreements and goodwill.

    Wind River has a line of credit through a Japanese subsidiary, for borrowing up to ¥2.0 billion (Japanese Yen). On March 31, 2001, Wind River extended their line of credit until June 30, 2001, at an annual interest rate on the borrowed amount of .95875%.

    April 2, 2001, Wind River signed an Asset Purchase Agreement with Berkeley Software Design, Inc. ("BSDi") to acquire certain identified software assets including the BSD operating system, a UNIX based code suitable for various Internet applications. The total purchase price will be approximately $23.0 million, to be paid in cash. The acquisition will be accounted for as a purchase. Wind River anticipates closing this transaction in early May, 2001.

    On April 17, 2001, Wind River completed its Asset Purchase Agreement with Eonic Systems, NV, wherein Wind River purchased certain identified software assets, including an operating system for digital signal processors. The total purchase price consisted of approximately $15.0 million in cash. The acquisition will be accounted for as a purchase. Wind River is currently calculating the purchase price allocation between the fair value of tangible and identifiable intangible assets acquired. Fair value of the acquired assets will be determined by an independent appraisal. However, such valuations and studies are not yet complete. Pro forma results of this purchase have not been presented because the effects were not material.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table sets forth selected unaudited quarterly information for Wind River's last eight fiscal quarters, which has been restated to include the historical financial information of RouterWare and Integrated Systems. Wind River believes that this information has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K and believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto.

    All share and per share amounts in this report have been adjusted to give effect to a three-for-two stock split by means of a stock dividend paid on February 4, 1999.

	THREE MONTHS ENDED,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS (UNAUDITED)
	JAN. 31 2001		OCT. 31 2000		JUL. 31 2000		APR. 30 2000		JAN. 31 2000		OCT. 31 1999		JUL. 31 1999		APR. 30 1999
Revenues:
Products	$95,980		$82,621		$67,806		$63,258		$63,629		$56,143		$47,978		$42,928
Services	34,267		32,217		33,455		28,380		27,578		27,698		24,746		25,354

Total revenues	130,247		114,838		101,261		91,638		91,207		83,841		72,724		68,282

Cost of revenues:
Products	10,245		9,250		7,966		9,158		8,260		6,277		7,514		5,675
Services	17,583		16,573		16,148		13,008		12,461		10,853		10,247		9,801

Total cost of revenues	27,828		25,823		24,114		22,166		20,721		17,130		17,761		15,476

Gross profit	102,419		89,015		77,147		69,472		70,486		66,711		54,963		52,806

Operating Expenses:
Selling and marketing	46,778		45,246		41,974		38,232		37,589		31,305		28,147		26,224
Product development and engineering	23,191		22,357		19,196		18,261		16,554		14,506		12,609		11,632
General and administrative	10,407		10,547		9,441		9,599		11,381		8,937		7,217		6,411
Amortization of goodwill and purchased intangibles	31,083		28,449		26,751		9,580		2,771		2,527		763		283
Acquisition related and other	1,445		100		1,049		30,699		602		1,740		7,254		302

Total operating expenses	112,904		106,699		98,411		106,371		68,897		59,015		55,990		44,852

Income (loss) from operations	(10,485)		(17,684)		(21,264)		(36,899)		1,589		7,696		(1,027)		7,954
Other income, net	2,722		4,690		5,713		9,171		3,021		1,998		2,561		1,916

Income (loss) before provision for income taxes	(7,763)		(12,994)		(15,551)		(27,728)		4,610		9,694		1,534		9,870
Provision for income taxes	2,855		3,000		1,795		4,705		5,758		3,495		2,603		3,489

Net income (loss)	$(10,618	)(1)	$(15,994	)(2)	$(17,346	)(3)	$(32,433	)(4)	$(1,148	)(5)	$6,199	(6)	$(1,069	)(7)	$6,381	(8)

Net income (loss) per share:
Basic	$(0.14)		$(0.22)		$(0.24)		$(0.48)		$(0.02)		$0.10		$(0.02)		$0.10
Diluted	$(0.14)		$(0.22)		$(0.24)		$(0.48)		$(0.02)		$0.09		$(0.02)		$0.10

Weighted average common and common equivalent shares:
Basic	76,178		74,195		72,557		66,939		64,489		63,477		62,253		62,162
Diluted	76,178		74,195		72,557		66,939		64,489		65,976		62,253		65,557

(1)
Operating loss, net loss and net loss per share include the effect of $31.1 million of amortization of goodwill, purchased technology and other intangibles and $1.4 million of acquisition related charges associated with the acquisition of Rapid Logic. Pro forma net income before these charges, net of tax, was $15.5 million.

  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

(2)
Operating loss, net loss and net loss per share include the effect of $28.4 million of amortization of goodwill, purchased technology and other intangibles and $100,000 of acquisition related charges associated with the acquisition of ICESoft. Pro forma net income before these charges, net of tax, was $9.7 million.

(3)
Operating loss, net loss and net loss per share include the effect of $26.8 million of amortization of goodwill, purchased technology and other intangibles and $1.0 million of acquisition related charges associated with the acquisition of AudeSi. Pro forma net income before these charges, net of tax, was $7.7 million.

(4)
Operating loss, net loss and net loss per share include the effect of $9.6 million of amortization of goodwill, purchased technology and other intangibles and $30.7 million of acquisition related charges associated with the acquisition of Integrated Systems and Embedded Support Tools. Pro forma net income before these charges, net of tax, was $7.8 million.

(5)
Operating loss, net loss and net loss per share include the effect of $2.8 million of amortization of goodwill, purchased technology and other intangibles and $600,000 of acquisition related charges associated with the acquisition of Integrated Systems and Software Development Systems. Pro forma net income before these charges, net of tax, was $4.5 million.

(6)
Operating income, net income and net income per share include the effect of $2.5 million of amortization of goodwill, purchased technology and other intangibles and $1.7 million of acquisition related charges associated with the acquisition of Software Development Systems. Also included was $1.3 million associated with the hiring of our current chief executive officer. Pro forma net income before these charges, net of tax, was $9.9 million.

(7)
Operating loss, net loss and net loss per share include the effect of $763,000 of amortization of goodwill, purchased technology and other intangibles and $7.3 million of acquisition related charges associated with the acquisition of Software Development Systems and Routerware. Also included was $1.2 million incurred for the retirement package of our previous chief executive officer. Pro forma net income before these charges, net of tax, was $6.8 million.

(8)
Operating income, net income and net income per share include the effect of $283,000 of amortization of goodwill, purchased technology and other intangibles and $802,000 of acquisition related charges associated with the acquisition of certain assets from Xact. Pro forma net income before these charges, net of tax, was $7.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to the registrant's executive officers is included in Item 4A of this 10-K. Set forth below is biographical information regarding the directors of Wind River who are not executive officers of the Company.

NAME	POSITION WITH THE COMPANY
Jerry L. Fiddler	Chairman of the Board
Narendra K. Gupta	Vice-Chairman and Director
Thomas M. St. Dennis(3)	President, Chief Executive Officer and Director
John C. Bolger(2)	Director
William B. Elmore(1)	Director
Grant M. Inman(2)	Director
David B. Pratt(1)(2)	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Non-Officer Stock Option Sub-Committee.

    NARENDRA K. GUPTA, 52, became a director and vice-chairman of Wind River in February 2000 in connection with Wind River's acquisition of Integrated Systems. He is a founder of Integrated Systems and was a director since its formation in 1980. Before joining Wind River, Dr. Gupta was chairman of the board of Integrated Systems since March 1993 and secretary since September 1989. Dr. Gupta was Chief Executive Officer from 1988 to May 1994 and president from Integrated Systems' formation in 1980 to May 1994. Dr. Gupta holds a B.Tech degree in engineering from the India Institute of Technology, a M.S. degree in engineering from the California Institute of Technology and a Ph.D. degree in engineering from Stanford University. He was elected a Fellow of the Institute of Electrical and Electronics Engineers (IEEE) in 1991. Dr. Gupta is also a director of Numerical Technologies, Inc., and of several privately held companies.

    JOHN C. BOLGER, 54, became a director of Wind River in February 2000 in connection with Wind River's acquisition of Integrated Systems. From July 1993 to February 2000, Mr. Bolger was a director of Integrated Systems. He is a retired Vice President, Finance and Administration, and Secretary of Cisco Systems, Inc. Mr. Bolger is also a director of Integrated Device Technology, Inc.; TCSI Corporation; Sanmina Corporation; Mission West Properties; and JNI Corporation. He holds a B.A. degree in English Literature from the University of Massachusetts and a M.B.A. degree from Harvard University.

    WILLIAM B. ELMORE, 48, was elected a director of Wind River in August 1990. He has been a general partner of Foundation Capital, a venture capital investment firm since 1995. From 1987 to 1995, he was a general partner of Inman & Bowman and Inman & Bowman Entrepreneurs. Mr. Elmore currently serves as a director of Commerce One, Inc. and Onyx Software, Inc. Mr. Elmore holds a B.S. degree and a M.S. degree in electrical engineering from Purdue University and a M.B.A. degree from Stanford University.

    GRANT M. INMAN, 59, is currently the President of Inman Investment Management, a private venture capital investment firm. From 1985 to 1998 he was a general partner of Inman & Bowman. Mr. Inman serves as a director of LAM Research Corporation, Paychex, Inc. and several privately held companies. He is a trustee of the University of California, Berkeley Foundation, and is also a trustee of the University of Oregon Foundation. Mr. Inman holds a B.A. degree in economics from the University of Oregon and a M.B.A. degree in finance from the University of California, Berkeley.

    DAVID B. PRATT, 61, became a director of Wind River in April 1995. He was President and Chief Executive Officer of gForce Systems, Inc., from January 2000 to March 2001. Previously, he was the President and Chief Executive Officer of FlashPoint Technology, Inc. from January 1999 to March 2000. He was a venture partner with Foundation Capital from January 1998 to June 1998. From 1988 to December 1997, he was an officer, most recently Executive Vice President and Chief Operating Officer of Adobe Systems Inc. From 1987 to 1988, he was Executive Vice President and Chief Operating Officer of Logitech Corporation. From 1986 to 1987, he was Senior Vice President and Chief Operating Officer of Quantum Corporation. Mr. Pratt holds a B.S.E.E. degree from the Massachusetts Institute of Technology and a M.B.A. degree from the University of Chicago.

    The biographical information relating to executive officers of the Company is contained in Part I of this Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended January 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that an initial report of ownership was filed late by each of Messrs. John C. Brennan and Michael W. Zellner. Each of Messrs. David G. Fraser, Richard W. Kraber, Scot K. Morrison, Peter J. Richards, Curtis B. Schacker and David E. Stepner, a former officer of Wind River, failed to report the exercises of options and the sales of stock in September 2000; and Mr. Narendra K. Gupta failed to report the sale of stock in September 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each director who is not an employee of Wind River (a "Non-Employee Director") receives a quarterly retainer of $5,000 and a per meeting fee of $1,000 for each meeting attended. In addition, committee members receive a per meeting fee of $500 for each committee meeting attended. In accordance with Wind River policy, directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. Directors who are also executive officers of Wind River are not separately compensated for their service as directors.

    All Non-Employee Directors participate in Wind River's 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase common stock of Wind River to Non-Employee Directors. Stock options granted under the Directors' Plan have an exercise price equal to the fair market value of the common stock on the date of grant and expire ten years from the date of grant. Under the Directors' Plan, each person who was a

Non-Employee Director on April 27, 1995 was granted, and each person after such date who was elected for the first time as a Non-Employee Director was automatically granted an option to purchase 15,000 shares of common stock upon the date of his or her election to the Board, which vests in four equal annual installments. Effective February 2001, each person who is initially elected as a Non-Employee Director is automatically granted an option to purchase 24,000 shares of common stock upon the date of his or her election to the Board, which vests in four equal annual installments. Additionally, effective fiscal year 2001, on April 1 of each year, each person who was then a Non-Employee Director was automatically granted an option to purchase 5,000 shares of common stock vesting in full one year from the grant date, provided the optionee had attended at least 75% of the meetings of the Board and any committees on which he or she served that were held during such period. Effective February 2001, on April 1 of each year, each person who is then a Non-Employee Director is automatically granted an option to purchase 6,000 shares of common stock vesting in full one year from the grant date, provided the optionee has attended at least 75% of the meetings of the Board and any committees on which he or she serves that were held during such period. As of April 16, 2001, options to purchase 168,125 shares were outstanding under the Directors' Plan and 152,500 shares remained available for grant.

    During the last fiscal year, options were granted under the Directors' Plan covering an aggregate of 20,000 shares to each of Messrs. Bolger, Elmore, Inman and Pratt at an exercise price per share of $36.25. Options covering 15,000 shares were granted to Mr. Bolger at an exercise price per share of $43.25 upon his initial election as a director during the last fiscal year. All options have exercise prices equal to the fair market value of the common stock at the time of the grant. As of April 16, 2001, options for 16,875 shares had been exercised under the Directors' Plan.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION(1)

    The following table shows for the fiscal years ended January 31, 2001, 2000 and 1999 compensation awarded or paid to, or earned by, each person who served as Wind River's Chief Executive Officer during the fiscal year ended January 31, 2001 and its other five most highly compensated executive officers at January 31, 2001 (the "Named Executive Officers"):

LONG-TERM COMPENSATION AWARDS
ANNUAL COMPENSATION
SHARES UNDERLYING OPTIONS (#)(3)
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY		BONUS(2)			ALL OTHER COMPENSATION(4)
Jerry L. Fiddler Chairman	2001 2000 1999	$ $ $	325,000 252,619 124,833	$ $ $	164,182 164,063 41,506	104,376 55,000 31,500	$ $ $	28,523 28,523 28,523
Thomas M. St. Dennis(5) President and Chief Executive Officer	2001 2000 1999	$ $	400,000 160,769 —	$ $	323,867 1,281,321 —	80,000 1,100,000 —	$ $	71,984 71,984 —
John C. Fogelin(6) Vice President and General Manager, Platforms business unit	2001 2000 1999	$ $ $	220,000 167,083 124,321	$ $ $	66,807 76,604 12,551	116,500 60,000 45,000	$ $	14,564 14,564 —
David G. Fraser Vice President and General Manager, Networks business unit	2001 2000 1999	$ $ $	228,000 195,750 178,333	$ $ $	84,785 107,037 68,226	97,100 100,000 45,000	$ $ $	18,622 18,622 18,622
Richard W. Kraber(7) Former Vice President of Finance, Chief Financial Officer and Secretary	2001 2000 1999	$ $ $	235,000 197,500 178,333	$ $ $	77,621 99,537 67,714	40,560 60,000 45,000	$ $ $	67,909 67,909 67,909
Peter J. Richards(8) Vice President of Americas Sales	2001 2000 1999	$ $ $	220,000 212,500 79,558	$ $ $	113,653 112,308 27,659	26,460 80,000 420,000	$ $	80,215 88,509 —	(9) (10)

(1)
In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of Wind River, and certain perquisites and other personal benefits received by the Named Executive Officers which do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.

(2)
Includes bonuses and sales commissions earned in respective fiscal year and paid the following fiscal year pursuant to Wind River's fiscal management incentive arrangements and patent incentive award program.

(3)
With the exception of the options granted to Mr. Fiddler in fiscal years 1999 and 2000, all options granted have exercise prices equal to 100% of the fair market value of the common stock at the time of the grant. The options granted to Mr. Fiddler in fiscal years 1999 and 2000 have exercise prices equal to 110% of the fair market value of the common stock at the time of the grant.

(4)
Amounts represent life insurance premiums paid on behalf of each Named Executive Officer. Of the premiums paid in fiscal year 2001, the following amounts were reported as taxable income to each individual: Mr. Fiddler ($119), Mr. St. Dennis ($1,675), Mr. Fogelin ($390), Mr. Fraser ($410), Mr. Kraber ($746), and Mr. Richards ($970).

(5)
Mr. St. Dennis joined Wind River as its Chief Executive Officer in September 1999.

(6)
Mr. Fogelin became an officer of Wind River in July 1999.

(7)
In September 2000 Mr. Kraber resigned as vice president of finance, Chief Financial Officer and secretary and was elected to the position of vice president of operations.

(8)
Mr. Richards became an officer of the Company in September 1998.

(9)
Includes $41,229 in relocation expenses and $6,850 of travel expenses for Mr. Richards' spouse.

(10)
Includes $39,785 in relocation expenses.

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

    The following tables show for the fiscal year ended January 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

	NUMBER OF SHARES UNDERLYING OPTIONS GRANTED (#)(1)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR(2)
POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM(4)
				PER SHARE EXERCISE PRICE(3)		EXPIRATION DATE
NAME							5%		10%
Jerry L. Fiddler	80,000 12,188 12,188	1.17 0.18 0.18	% % %	$ $ $	29.50 36.375 36.375	4/16/2010 10/12/2010 10/12/2010	$ $ $	1,484,191 278,813 278,813	$ $ $	3,761,232 706,567 706,567
Thomas M. St. Dennis	40,000 40,000	0.58 0.58	% %	$ $	36.375 36.375	10/12/2010 10/12/2010	$ $	915,042 915,042	$ $	2,318,895 2,318,895
John C. Fogelin	100,000 8,250 8,250	1.46 0.12 0.12	% % %	$ $ $	29.50 36.375 36.375	4/16/2010 10/12/2010 10/12/2010	$ $ $	1,855,239 188,727 188,727	$ $ $	4,701,540 478,272 478,272
David G. Fraser	80,000 8,550 8,550	1.17 0.13 0.13	% % %	$ $ $	29.50 36.375 36.375	4/16/2010 10/12/2010 10/12/2010	$ $ $	1,484,191 195,590 195,590	$ $ $	3,761,232 495,664 495,664
Richard W. Kraber	26,460 7,050 7,050	0.39 0.10 0.10	% % %	$ $ $	29.50 36.375 36.375	4/16/2010 10/12/2010 10/12/2010	$ $ $	490,896 161,276 161,276	$ $ $	1,244,028 408,705 408,705
Peter J. Richards	26,460	0.39%			$29.50	4/16/2010		$490,896		$1,244,028

(1)
Options generally become exercisable at a rate of 1/4 of the shares subject to the option at the end of the first year and 1/48 of the shares per month thereafter with the following exception: options to purchase a total of 76,038 shares of common stock granted to Messrs. Fiddler (12,188 shares), St. Dennis (40,000 shares), Fogelin (8,250 shares), Fraser (8,550 shares) and Kraber (7,050 shares) in October 2000 become fully exercisable upon Wind River achieving its target fiscal year 2001 year-end financial performance goal, as confirmed by the Chairman of the Audit Committee. If such performance goal is not met, then these options will vest in full upon five years from the date of grant.

(2)
Based on options to purchase 6,868,376 shares of common stock granted in the fiscal year ended January 31, 2001.

(3)
For all options granted in fiscal year 2001, the exercise price is equal to the fair market value of the Company's common stock at the time of the grant.

(4)
The potential realizable value is based on the term of the option at its time of grant. In accordance with rules promulgated by the Securities and Exchange Commission, it is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. Unless the market price of the Company's common stock appreciates over the option term, no value will be realized from these option grants. There can be no assurance that the values shown in this table will be achieved.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
AND VALUE OF OPTIONS AT END OF FISCAL YEAR 2001

    The following table sets forth for each of the Named Executive Officers the number and value of securities underlying unexercised options held by the Named Executive Officers at January 31, 2001:

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT END OF FISCAL 2001(#)
	SHARES ACQUIRED ON EXERCISE (#)				VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT END OF FISCAL 2001($)(2)
		VALUE REALIZED ($)(1)
NAME			EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Jerry L. Fiddler	—	—	213,009	185,242	$4,141,256	$1,986,087
Thomas M. St. Dennis	80,000	$1,980,469	286,665	813,335	$6,306,630	$16,263,370
John C. Fogelin	70,000	$2,303,652	59,380	165,876	$1,043,097	$1,868,238
David G. Fraser	48,228	$1,458,178	183,087	209,913	$2,843,594	$2,762,813
Richard W. Kraber	230,000	$6,133,046	55,312	130,248	$632,606	$1,750,113
Peter J. Richards	153,000	$2,530,736	104,499	268,961	$1,248,909	$3,642,422

(1)
Based on the fair market value of the common stock on the date of exercise less the exercise price paid for such shares and multiplied by the number of shares exercised.

(2)
Based on the fair market value of the common stock on January 31, 2001 ($37.22, the average of the high and low sale prices as reported on the Nasdaq National Market) less the exercise price and multiplied by the number of shares that are in the money.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

    THOMAS M. ST. DENNIS. In September 1999, Wind River and Mr. St. Dennis entered into an employment agreement providing for the employment of Mr. St. Dennis as President and Chief Executive Officer. The agreement provided for Mr. St. Dennis to receive, for fiscal year 2000, an annualized base salary of $400,000, an annualized bonus of $800,000 for on-plan performance, as determined by the Board of Directors, and a sign-on bonus of $959,121. For fiscal years subsequent to 2000, Mr. St. Dennis will receive a bonus equal to twice his base salary for on-plan performance and an additional performance bonus of up to 50% of such amount for performance exceeding plan.

    The employment agreement also provided that Mr. St. Dennis would receive an option to purchase 1,100,000 shares of Wind River common stock. In addition, Wind River agreed to lend Mr. St. Dennis, under a secured promissory note, up to $2.4 million to purchase shares of Wind River common stock during the first six months of his employment with the company, secured by a pledge of personal property.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of Wind River's Common Stock as of April 16, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERS	BENEFICIAL OWNERSHIP(1) NUMBER OF SHARES	PERCENT OF TOTAL
Firsthand Capital Management, Inc. 125 South Market Street San Jose, CA 95113	6,470,865	8.31%
Narendra K. Gupta(2) 500 Wind River Way Alameda, CA 94501	4,516,715	5.80%
Jerry L. Fiddler(3) 500 Wind River Way Alameda, CA 94501	4,349,381	5.57%
Franklin Advisers, Inc 777 Mariners Island Blvd. San Mateo, CA 94404	4,070,025	5.23%
Thomas M. St. Dennis(4)	577,747	*
William B. Elmore(5)	306,407	*
David G. Fraser(6)	255,947	*
Peter J. Richards(7)	147,497	*
Richard W. Kraber(8)	119,713	*
John C. Fogelin(9)	108,488	*
Grant Inman(10)	99,750	*
David B. Pratt(11)	52,732	*
John C. Bolger(12)	12,890	*
All executive officers and directors as a group (11 persons)(13)	10,569,069	13.31%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors, and principal stockholders and Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Wind River believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 77,828,546 shares outstanding on April 16, 2001, adjusted as required by rules promulgated by the Securities and Exchange Commission.

(2)
Includes 3,508,236 shares held by the Narendra and Vinita Gupta Living Trust dated 12/2/94 of which Mr. Gupta is a trustee; 920,000 shares held by the Gupta Irrevocable Children Trust, of which Mr. Gupta is also a trustee; and 7,176 shares held in an account under the Uniform Gift to Minors Act, of which Mr. Gupta is the custodian. Also includes 81,303 shares subject to stock options exercisable within 60 days of April 16, 2001.

(3)
Includes 2,952,930 shares held by the Fiddler and Alden Family Trust, of which Mr. Fiddler is a trustee; 555,000 shares held by the Jazem II Family Partners LP, of which Mr. Fiddler is a general partner; 247,953 shares held by Jazem III Family Partners LP, of which Mr. Fiddler is a partner; and 300,000 shares held by Jazem IV Family Partners LP, of which Mr. Fiddler is a partner. Also includes 293,498 shares subject to stock options exercisable within 60 days of April 16, 2001.

(4)
Includes 136,000 shares held by the St. Dennis Family Trust, of which Mr. St. Dennis is a trustee. Also includes 441,249 shares subject to stock options exercisable within 60 days of April 16, 2001.

(5)
Includes 233,907 shares held by the Elmore Living Trust, of which Mr. Elmore is a trustee, and 15,000 shares held by Elmore Family Investments, LP, of which Mr. Elmore is a partner. Also includes 57,500 shares subject to stock options exercisable within 60 days of April 16, 2001.

(6)
Includes 247,157 shares subject to stock options exercisable within 60 days of April 16, 2001.

(7)
Shares are subject to stock options exercisable within 60 days of April 16, 2001.

(8)
Includes 119,215 shares subject to stock options exercisable within 60 days of April 16, 2001.

(9)
Includes 104,817 shares subject to stock options exercisable within 60 days of April 16, 2001.

(10)
Includes 45,000 shares held by the Inman Living Trust UAD 5/9/89, of which Mr. Inman is a trustee; 42,000 shares held by the Grant M. Inman SSB Keogh PS Custodian the West Ven Keogh, of which Mr. Inman is a custodian; and 4,000 shares held by GWIK, a partnership, of which Mr. Inman is a partner. Also includes 8,750 shares subject to stock options exercisable within 60 days of April 16, 2001.

(11)
Includes 12,107 shares held by the Pratt Living Trust, of which Mr. Pratt is a trustee. Also includes 40,625 shares subject to stock options exercisable within 60 days of April 16, 2001.

(12)
Includes 8,750 shares subject to stock options exercisable within 60 days of April 16, 2001.

(13)
Includes 1,576,077 shares subject to stock options held by officers and directors exercisable within 60 days of April 16, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO OFFICERS

    In April 1999, Wind River loaned Mr. Richards $145,000 to purchase real property. The loan bears interest at the rate of 7% per annum and has a five-year term. The loan may be accelerated to become due 30 days following Mr. Richards' termination of employment with Wind River. The loan is secured by personal property. As of April 16, 2001, the principal and interest outstanding under the loan totaled $165,022.

    In addition, in October 2000, Wind River loaned Mr. Richards $100,000 for relocation expenses. The loan bears interest at the rate of 7% per annum and was due and payable on January 15, 2001. Mr. Richards has paid the loan in full.

    In September 1999, Wind River agreed to lend Mr. St. Dennis, under a secured promissory note, up to $2,400,000 to purchase Wind River common stock, of which Mr. St. Dennis has borrowed $1,900,000. The loan bears interest at the rate of 5.98% per annum, and has a nine-year term. The loan may be accelerated if certain events of default occur, including termination of Mr. St. Dennis'

employment with Wind River. As of April 16, 2001, principal and interest outstanding under the loan totaled $1,808,051.

    In May 2000, Wind River loaned Curtis B. Schacker, Vice President of Marketing and Corporate Development, $1,850,000 to purchase real property. The loan bears interest at the rate of 7.125% per annum and has a two-year term. The loan may be accelerated if certain events of default occur, including termination of Mr. Schacker's employment with Wind River. The loan is secured by real and personal property. As of April 16, 2001, principal and interest outstanding under the loan totaled $464,607.

INDEMNIFICATION AND LIMITATION OF DIRECTOR AND OFFICER LIABILITY

    Wind River has entered into indemnity agreements with certain officers and directors which provide, among other things, that Wind River will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements and Schedules

    Schedules—See Index to Consolidated Financial Statements at Item 8 of this report.

    All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

  2.
  Exhibits

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

EXHIBIT NUMBER		EXHIBIT TITLE
3.1	(xi)	Certificate of Incorporation of Wind River, as amended to date.
3.2	(i)	By-laws of Wind River.
10.1*		Form of Indemnity Agreement entered into between the Registrant and its officers and directors.
10.2*	(iv)	1987 Equity Incentive Plan, as amended to date.
10.3*	(i)	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan.
10.4*	(i)	Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.
10.5*	(iv)	1993 Employee Stock Purchase Plan, as amended to date.
10.9	(i)	Marina Village Industrial Gross Lease between the Registrant and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.
10.12*	(iii)	Amended and restated Deferred Compensation Agreement between the Registrant and Ronald A. Abelmann.
10.13*	(viii)	Executive Officers' Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.
10.14*	(iv)	1995 Non-Employee Directors' Stock Option Plan.
10.15*	(v)	Form of Nonstatutory Stock Option Grant under the Non-Employee Director's Stock Option Plan.

10.16	(vi)	Indenture between Wind River and Deutschebank AG as Trustee, dated as of July 31, 1997.
10.17	(vi)	Convertible Subordinated Notes Purchase Agreement between the Registrant and Deutsche Morgan Grenfell Inc., Hambrecht & Quist LLC, and Wessels, Arnold & Henderson, L.L.C., dated as of July 31, 1997.
10.19	(vii)	Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.
10.20*	(viii)	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.
10.21	(xvii)	1998 Non-Officer Stock Option Plan as amended.
10.22*	(xviii)	1998 Equity Incentive Plan as amended.
10.23*		Form of Stock Option Agreement under the 1998 Equity Incentive Plan.
10.24*	(xii)	Retirement and Consulting Agreement between the Registrant and Ronald A. Abelmann, dated as of July 29, 1999.
10.25*	(xiii)	Executive Employment Agreement between Wind River and Thomas M. St. Dennis, dated as of September 7, 1999.
10.26*	(xiii)	Secured Promissory Note, dated as of September 7, 1999 between Wind River and Thomas M. St. Dennis.
10.27*	(xiii)	Investment Propriety Security Agreement by Thomas M. St. Dennis in favor of Wind River.
10.28*	(xiii)	Non-Statutory Stock Option Agreement between Wind River and Marla Ann Stark.
10.29	(xiv)	Agreement and Plan of Merger and Reorganization dated as of October 21, 1999, among Wind River Systems, Inc., University Acquisition Corp. and Integrated Systems, Inc.
10.30	(xiv)	Stock Option Agreement dated as of October 21, 1999 between Wind River Systems, Inc. and Integrated Systems, Inc.
10.31	(xiv)	Form of Voting Agreement between Wind River Systems. Inc. and certain shareholders of Integrated Systems, Inc.
10.32	(xiv)	Form of Voting Agreement between Integrated Systems, Inc. and certain stockholders of Wind River Systems, Inc.
10.33	(xv)	Stockholder Rights Plan
10.34	(xvi)	Lease Agreement between Deutsche Bank AG, and Wind River Systems, Inc., dated as of November 30, 1999.
10.35		Stock Purchase Agreement between Wind River Systems, Inc. and Innotech Corporation dated as of December 28, 2000
10.36		Stock Purchase Agreement between Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of December 28, 2000
10.37		Stock Purchase Agreement between Wind River Systems, Inc. and Nissin Electric Co., Ltd. dated as of December 28, 2000
10.38		Settlement Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of March 30, 2001
10.39		Settlement Agreement between Wind River Systems K.K. and Nissin Electric Co., Inc. dated as of March 30, 2001
21		Subsidiaries of Registrant.
23		Consent of Independent Accountants.

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

(iv)
Incorporated by reference from Wind River's Registration Statement on Form S-8 (No. 333-46850) filed with the Commission on September 28, 2000.

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

(xi)
Filed as an exhibit to Form 10-Q for the quarter ended October 31, 2000 and incorporated herein by reference.

(xii)
Filed as an exhibit to Form 10-Q for the quarter ended July 31, 1999 and incorporated herein by reference.

(xiii)
Filed as an exhibit to Form 10-Q for the quarter ended October 31, 1999 and incorporated herein by reference.

(xiv)
Incorporated by reference to Wind River's Registration Statement on Form S-4 (No. 333-91545) filed November 23, 1999.

(xv)
Incorporated by reference to Wind River's Form 8-K, dated November 4, 1999.

(xvi)
Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 31, 2000.

(xvii)
Filed as an exhibit to Wind River's Registration Statement on Form S-8 (No. 333-34874) dated April 14, 2000.

(xviii)
Filed as an exhibit to Wind River's Registration Statement on Form S-8 (No. 333-33348) dated March 27, 2000.

*
Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulations S-K.

(b)
Reports on Form 8-K

    Wind River has filed no reports on Form 8-K during the fourth quarter of fiscal 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: April 30, 2001	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated, on April 30, 2001.

NAME	TITLE

/s/ JERRY L. FIDDLER Jerry L. Fiddler	Chairman of the Board
/s/ THOMAS M. ST. DENNIS Thomas M. St. Dennis	President, Chief Executive Officer and Director (principal executive officer)
/s/ MICHAEL W. ZELLNER Michael W. Zellner	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)
/s/ JOHN C. BOLGER John C. Bolger	Director
/s/ WILLIAM B. ELMORE William B. Elmore	Director
/s/ NARENDRA K. GUPTA Narendra K. Gupta	Director
/s/ GRANT M. INMAN Grant M. Inman	Director
/s/ DAVID B. PRATT David B. Pratt	Director

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

IN THOUSANDS	BALANCE AT BEGINNING OF THE YEAR	ADDITIONS CHARGED TO EXPENSES(1)	WRITE-OFFS	BALANCE AT END OF THE YEAR
Year ended January 31, 2001:
Allowance for doubtful accounts	$2,764	$687	($420)	$3,031
Allowance for sales returns	1,300	1,330	—	2,630

	$4,064	$2,017	($420)	$5,661

Year ended January 31, 2000:
Allowance for doubtful accounts	$2,362	$689	($287)	$2,764
Allowance for sales returns	798	502	—	1,300

	$3,160	$1,191	($287)	$4,064

Year ended January 31, 1999:
Allowance for doubtful accounts	$2,982	$326	($946)	$2,362
Allowance for sales returns	660	288	(150)	798

	$3,642	$614	($1,096)	$3,160

(1)
Additions resulting from increase in allowance for sales returns were offset against revenue.

QuickLinks

TABLE OF CONTENTS
RISK FACTORS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
WIND RIVER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
WIND RIVER SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
WIND RIVER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
SUMMARY OF COMPENSATION(1)
STOCK OPTION GRANTS AND EXERCISES
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001 AND VALUE OF OPTIONS AT END OF FISCAL YEAR 2001
EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS
CHANGE IN CONTROL INCENTIVE AND SEVERANCE BENEFIT PLAN.
SIGNATURES