Form 10-Q
period 2001-04-30
WIND RIVER SYSTEMS INC
filed 2001-06-13
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 0-21342

WIND RIVER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2873391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Wind River Way, Alameda, California 94501
(Address of principal executive offices, including zip code)
 (510) 748-4100
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

As of May 31, 2001, there were 78,362,081 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2001
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED APRIL 30,
	2001	2000
Revenues:
Products	$73,670	$63,258
Services	36,522	28,380

Total revenues	110,192	91,638

Cost of revenues:
Products	6,957	9,158
Services	18,180	13,008

Total cost of revenues	25,137	22,166

Gross profit	85,055	69,472

Operating expenses:
Selling and marketing	44,422	38,232
Product development and engineering	25,307	18,261
General and administrative	10,044	9,599
Amortization of goodwill and purchased intangibles	31,486	9,580
Acquisition related costs and other	—	30,699

Total operating expenses	111,259	106,371

Operating loss	(26,204)	(36,899)

Other income (expense):
Interest income	5,182	5,077
Interest expense	(1,750)	(1,750)
Other income and expense, net	(867)	5,844

Total other income	2,565	9,171

Loss before provision for income taxes	(23,639)	(27,728)
Provision for income taxes	1,202	4,705

Net loss	$(24,841)	$(32,433)

Net loss per share:
Basic	$(0.32)	$(0.48)
Diluted	$(0.32)	$(0.48)
Shares used in per share calculation:
Basic	76,785	66,939
Diluted	76,785	66,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	APRIL 30, 2001	JANUARY 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$87,343	$92,431
Short-term investments	33,740	41,725
Accounts receivable, net	110,461	117,530
Prepaid and other current assets	46,038	41,304

Total current assets	277,582	292,990
Investments	144,709	155,412
Property and equipment, net	68,597	66,989
Intangibles, net	391,126	403,238
Other assets	26,633	23,552
Restricted cash	62,479	61,324

Total assets	$971,126	$1,003,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,833	$15,977
Line of credit	16,172	14,858
Accrued liabilities	32,662	27,347
Accrued compensation	24,850	27,011
Income taxes payable	10,858	8,949
Deferred revenues	43,483	53,621

Total current liabilities	138,858	147,763
Deferred taxes payable	7,563	8,988
Long-term debt and other	140,716	140,007

Total liabilities	287,137	296,758

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, par value $.001; 125,000 authorized; 78,293 and 77,866 shares issued; 77,016 and 76,589 shares outstanding	79	78
Additional paid-in capital	720,172	715,156
Loan to stockholder	(1,812)	(1,787)
Treasury stock, 1,277 shares at cost	(29,488)	(29,488)
Accumulated other comprehensive loss	(3,620)	(711)
Retained earnings (accumulated deficit)	(1,342)	23,499

Total stockholders' equity	683,989	706,747

Total liabilities and stockholders' equity	$971,126	$1,003,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED APRIL 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(24,841)	$(32,433)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	36,266	13,561
Deferred income taxes	(1,586)	(432)
Non cash compensation	868	—
Minority interest in consolidated subsidiary	—	(166)
Acquired in-process research and development	—	3,700
Changes in assets and liabilities:
Accounts receivable, net	7,069	4,296
Prepaid and other assets	2,840	(450)
Accounts payable	(5,144)	12,751
Accrued liabilities	2,315	2,356
Accrued compensation	(2,161)	1,235
Income taxes payable	1,909	3,653
Deferred revenues	(10,138)	4,866
Other assets and liabilities	(2,372)	1,417

Net cash provided by operating activities	5,025	14,354

Cash flows from investing activities:
Acquisition of property and equipment	(6,468)	(3,850)
Acquisitions, net of cash acquired	(16,373)	(5,474)
Loan to Berkeley Software Designs, Inc.	(7,495)	—
Purchases of investments	(63,725)	(22,003)
Sales and maturities of investments	81,101	28,916
Restricted cash	(778)	(2,100)

Net cash used in investing activities	(13,738)	(4,511)

Cash flows from financing activities:
Borrowings (payments) against line of credit	1,314	(5,094)
Issuance of common stock, net	4,149	6,672
Repayment (loan) to stockholder	(25)	550
Repayment of bank borrowings	—	(2,584)

Net cash provided by (used in) financing activities	5,438	(456)

Effect of exchange rate changes on cash and cash equivalents	(1,813)	(89)

Net increase (decrease) in cash and cash equivalents	(5,088)	9,298
Cash and cash equivalents at beginning of period	92,431	77,929

Cash and cash equivalents at end of period	$87,343	$87,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of April 30, 2001 and January 31, 2001, and results of operations and cash flows for the three months ended April 30, 2001 and 2000 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K filed on May 1, 2001 with the Securities and Exchange Commission ("2001 Form 10-K"). The results of operations for the three months ended April 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2002, or for any future period.

    In accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. However, Wind River believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

    The condensed consolidated financial statements include the financial information of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a fiscal year end of January 31. Its international subsidiaries (outside of North America) have fiscal year ends of December 31. The condensed consolidated financial statements for the three months ended April 30, 2001 and 2000 include the international subsidiaries' results for the three months ended March 31, 2001 and 2000, respectively. Acquisitions that have been accounted for as purchase transactions, which include Eonic Systems, N.V. ("Eonic") in the first quarter of fiscal 2002 and Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, have been included in the condensed consolidated results from the date of their acquisition. All historical information has also been restated to reflect the acquisition in the first quarter of fiscal 2001 of Integrated Systems, Inc. ("Integrated Systems") which was accounted for as a pooling of interests.

    Certain amounts have been reclassified to conform with the current year's presentation.

NOTE 2: ACQUISITIONS

PURCHASE COMBINATIONS

    Wind River has made a number of acquisitions accounted for as purchase transactions. The consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of their acquisition. For certain acquisitions that occurred during fiscal 2001, and acquisitions that occurred during fiscal 2002, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

    On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for 0.4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock, and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $331.6 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million. Wind River recorded an expense of $3.7 million for the in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the three month period ended April 30, 2000 and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

IN THOUSANDS, EXCEPT PER SHARE DATA	THREE MONTHS ENDED APRIL 30, 2000
Net revenue	$107,179
Net loss	$(48,503)
Net loss per share—basic & diluted	$(0.72)

    On April 2, 2001, Wind River signed an Asset Purchase Agreement with Berkeley Software Designs, Inc. ("BSD") to acquire certain identified software assets including the BSD operating system, a UNIX based code suitable for various Internet applications. The total purchase price was approximately $23.0 million, paid in cash. The acquisition will be accounted for as a purchase. In April 2001, Wind River advanced BSD approximately $7.5 million, primarily for the repayment of an outstanding loan. This amount was outstanding as of April 30, 2001. The transaction closed on May 4, 2001 (see Note 14: Subsequent Events).

    On April 17, 2001, Wind River purchased certain identified software assets, including an operating system for digital signal processors from Eonic. The total purchase price consisted of approximately $15.0 million in cash and has been accounted for under the purchase method of accounting. Of this amount, $12.0 million has been paid to date and Wind River has a liability to fund $3.0 million into an escrow account. In the condensed consolidated balance sheet as of April 30, 2001, the purchase price of $15.0 million has been allocated entirely to goodwill and the escrow liability has been recorded to accrued liabilities. Wind River is currently allocating the purchase price allocation between the fair value of tangible and identifiable intangible assets acquired on the basis of their estimated fair values as of the effective date of the acquisition. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    Refer to Note 3 of Notes to Consolidated Financial Statements of Wind River's 2001 Form 10-K for further details of acquisitions completed during the three months ended April 30, 2000 and for details of acquisitions completed during fiscal year 2001.

NOTE 3: REVENUE RECOGNITION

    Wind River recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outline the basic criteria that must be met to recognize revenues and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

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

    Product revenues for software are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement. Any maintenance included in these arrangements is deferred based on VSOE and recognized ratably over the term of the agreement. Product revenues for hardware are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable, and collectibility is considered probable. Service revenues from engineering services contracts are recognized on the percentage-of-completion basis, or as performed. Service revenues from software maintenance, support and update fees (post-contract support) are recognized ratably over the contract period. Services revenues from training and consulting are recognized when the services are provided.

    Deferred revenues result primarily from customer prepayments under software maintenance, which are recognized ratably over the life of the agreements, certain run-time agreements, which are recognized as target license delivery criteria are met, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed. Deferred revenue is only then recognized when collection of the receivables is reasonably assured.

NOTE 4: CASH AND CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

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

    Wind River also has certain other minority investments in non-publicly traded companies. These investments are included in other assets on Wind River's balance sheet and are carried at cost. Wind River monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

    Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and interest rate swap agreements.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

    In the first quarter of fiscal 2002, Wind River adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

    Wind River designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. The adoption of SFAS No. 133 had no material effect on Wind River's financial position, results of operations, or cash flows.

    Wind River enters into foreign currency forward exchange contracts to manage transaction exposure related to certain foreign currency denominated inter-company balances. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of April 30, 2001, Wind River had outstanding forward contracts with notional amounts totaling $944,000. Each of these contracts matures in less than ninety days. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of April 30, 2001, the notional amount of the accreting interest rate swap was $28.5 million.

    On January 10, 2001, Wind River entered into a second accreting interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one month LIBOR, to a fixed rate of 5.6%. As of April 30, 2001, the notional amount of this interest rate swap was $27.9 million.

    As of February 1, 2001 and April 30, 2001, the fair value of each interest rate swap was negligible. The swap agreements mature at the same time as the respective operating lease expires. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River.

NOTE 6: OTHER BORROWINGS

    Wind River has an unsecured line of credit through a Japanese subsidiary for borrowing up to 2.1 billion Japanese yen, United States dollar equivalent of $16.9 million. On March 31, 2001, Wind River extended the line of credit until June 30, 2001, at an average annual interest rate of 0.95875% on the borrowed amount. At the end of the first quarter of fiscal 2002, Wind River had outstanding United States dollar equivalent borrowings of $16.2 million.

NOTE 7: COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

    Comprehensive loss for the three months ended April 30, 2001 and 2000 is as follows:

	THREE MONTHS ENDED APRIL 30,
IN THOUSANDS
	2001	2000
Net loss	$(24,841)	$(32,433)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,813)	57
Unrealized loss on investments	(1,096)	(20,182)

Other comprehensive loss	(2,909)	(20,125)

Total comprehensive loss	$(27,750)	$(52,558)

NOTE 8: NET LOSS PER SHARE COMPUTATION

    In accordance with SFAS No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below:

	THREE MONTHS ENDED APRIL 30,
IN THOUSANDS
	2001	2000
Shares used in basic net loss per share computation	76,785	66,939
Effect of dilutive potential common shares	—	—

Shares used in diluted net loss per share computation	76,785	66,939

    The effect of the assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from both of the above computations. In addition, for the three months ended April 30, 2001 and 2000, dilutive potential common shares from outstanding stock options totaling 2.9 million and 6.1 million, respectively, were excluded from the computation of the number of shares used in the dilutive loss per share calculation as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

NOTE 9: COMMITMENTS AND CONTINGENCIES

    In fiscal year 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility, which was completed in January 2001. The operating lease payments will vary based upon the total construction costs of the property, including capitalized interest and LIBOR.

    In connection with the lease of Wind River's headquarters, Wind River has entered into a lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at the end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. As of April 30, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or results of operations or cash flows.

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

NOTE 10: RELATED PARTY TRANSACTIONS

    During fiscal year 2001, Wind River distributed its products in Japan through Wind River Systems K.K. ("WRSKK"), a joint venture in which Wind River owned a 70% equity interest. Innotech Corp., Kobe Steel Ltd. ("Kobe Steel") and Nissin Electric Ltd. ("Nissin Electric"), the other partners in the joint venture, each owned a 10% equity interest. In March 2000, Wind River notified the master distributors that their distributor agreements would terminate at the end of fiscal 2001. Wind River subsequently acquired the 30% minority interest on December 28, 2000 for approximately $1.2 million, which was primarily accounted for as goodwill, so that it now owns 100% of WRSKK. Starting in fiscal 2002, Wind River will distribute its products in Japan primarily through its direct sales force.

    On March 30, 2001, Wind River signed agreements with Kobe Steel, and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively, for intangible assets acquired which consist primarily of customer lists. The fair value of intangible assets acquired were determined by management and an independent appraisal and totaled $3.4 million. Termination costs totaling $794,000 were expensed to operations during the three months ended April 30, 2001.

NOTE 11: DISTRIBUTION AGREEMENT

    On February 16, 2001, Wind River sold exclusive distribution rights for the MATRIXx® product family to The MathWorks, Inc. ("MathWorks"). MATRIXx is a set of software tools used in the development of embedded control systems. Under the agreement, in exchange for cash of $12.0 million, Wind River granted MathWorks exclusive distribution rights of MATRIXx for a period of two and a half years and an option to purchase the intellectual property and assets of MATRIXx at the end of the licensing term. MathWorks will assume the support of MATRIXx and will provide a transition plan to its MATLAB® and Simulink® family of products for customers who choose to migrate. As a result, Wind River paid MathWorks a cash amount of $3.0 million related to the transfer of deferred maintenance contracts to MathWorks. MathWorks is obligated to provide support to customers of MATRIXx products beginning February 16, 2001.

NOTE 12: SEGMENT AND GEOGRAPHIC INFORMATION

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

	REVENUES		LONG-LIVED ASSETS
	THREE MONTHS ENDED APRIL 30,
			APRIL 30,	JANUARY 31,
IN THOUSANDS
	2001	2000	2001	2001
North America	$69,942	$59,000	$455,580	$467,596
Japan	10,853	9,267	6,172	7,554
Other International	29,397	23,371	11,661	10,781

Consolidated	$110,192	$91,638	$473,413	$485,931

    Other International consists of the revenues and assets of operations in Europe and Asia Pacific excluding Japan.

    Revenue information on a product and service basis is as follows:

	THREE MONTHS ENDED APRIL 30,
IN THOUSANDS
	2001	2000
Software licenses	$49,590	$42,700
Runtime license revenues	24,080	20,558
Maintenance revenues	20,748	16,142
Other service revenues	15,774	12,238

Total	$110,192	$91,638

NOTE 13: SECURED PROMISSORY NOTE WITH A STOCKHOLDER

    On September 7, 1999, Wind River's Chief Executive Officer signed a secured promissory note to borrow up to $2.4 million from Wind River to purchase shares of common stock during his first six months of employment. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan has full recourse and is collateralized by certain personal assets owned by the Chief Executive Officer. The loan amount, which includes principal and accrued interest as of April 30, 2001, of $1.8 million is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheet.

NOTE 14: SUBSEQUENT EVENTS

RESTRUCTURING PROGRAM

    On May 3, 2001, Wind River announced a restructuring program to focus on expense reduction, improvement of operational efficiency and restructuring of certain business functions. The restructuring program will result in the reduction of approximately 12% to 15% of regular employees across all business functions and geographic regions and reducing costs associated with contractors and temporary workers. Additionally, a 10% pay reduction will be applied to all executive officers. Furthermore, Wind River will close its North America offices for one week during the July 4th holiday. As a result of these changes, Wind River expects to record a charge of approximately $10.0 million to $14.0 million in restructuring related costs during the second quarter of fiscal 2002. Wind River is in the process of evaluating whether these restructuring activities could potentially impair the value of Wind River's long-lived assets including goodwill and purchased intangibles.

    The worldwide workforce reductions will start in the second quarter of fiscal 2002 and will be substantially completed by the end of the same quarter. Cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the second quarter of fiscal 2002. Wind River expects to substantially complete implementation of its restructuring program during the next three months.

ACQUISITION

    On May 4, 2001, Wind River completed its acquisition of certain assets of BSD, including the BSD operating system. Wind River is currently calculating the purchase price allocation between the fair value of tangible and identifiable intangible assets acquired. The acquisition will be accounted for as a purchase. Prior to the closing of this transaction, BSD repaid its outstanding loan of $7.5 million to its creditor with funds borrowed from Wind River.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable expressions. These statements involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, Wind River's ability to compete successfully in its industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies and others discussed in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. See below "Additional Risk Factors That May Affect Future Results of Operations" for further discussion of these factors. Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

    Operating results as a percentage of revenues for the three months ended April 30, 2001 and 2000, are summarized in the following table:

	THREE MONTHS ENDED APRIL 30,
	2001		2000
Revenues:
Products	67%		69%
Services	33		31

Total revenues	100		100

Cost of revenues:
Products	6		10
Services	17		14

Total cost of revenues	23		24

Gross profit	77		76

Operating expenses:
Selling and marketing	40		42
Product development and engineering	23		20
General and administrative	9		10
Amortization of goodwill and purchased intangibles	29		10
Acquisition related costs and other	—		34

Total operating expenses	101		116

Operating loss	(24)		(40)
Other income, net	2		10

Loss before provision for income taxes	(22)		(30)
Provision for income taxes	1		5

Net loss	(23	)%(1)	(35	)%(2)

(1)
The Condensed Consolidated Statements of Operations for the three months ended April 30, 2001 includes charges of 29% ($31.5 million) of amortization of goodwill, purchased technology and other intangibles.

(2)
The Condensed Consolidated Statements of Operations for the three months ended April 30, 2000 includes charges of 34% ($30.7 million) in acquisition-related and other charges associated with the acquisition and integration of Integrated Systems, Inc. and Embedded Support Tools Corp. and 10% ($9.6 million) of amortization of goodwill, purchased technology and other intangibles.

ACQUISITIONS

    On February 15, 2000, Wind River completed its acquisition of Integrated Systems in a stock-for-stock merger transaction. The acquisition was accounted for as a pooling of interests and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems.

    On March 31, 2000 Wind River completed its acquisition of Embedded Support Tools in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. The acquisition was accounted for as a purchase and the purchase price totaled $331.6 million.

    On April 2, 2001, Wind River signed an Asset Purchase Agreement with BSD to acquire certain identified assets, including the BSD operating system; a UNIX based code suitable for various Internet applications. This transaction closed on May 4, 2001 and will be accounted for as a purchase in the second quarter of fiscal 2002. The purchase price totaled $23.0 million and was paid in cash in May 2001.

    On April 17, 2001, Wind River acquired certain identified software assets, including an operating system for digital signal processors from Eonic. The acquisition was accounted for as a purchase. The purchase price totaled $15.0 million and was paid in cash.

REVENUES

    Revenues consist of product revenues and service revenues. Product revenues ("product revenues") consist of royalties and fees for operating systems and fees for the use of development tools. Service revenues ("service revenues") are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting. Total revenues for the three month period ended April 30, 2001 were $110.2 million, compared to $91.6 million for the same period in fiscal 2001. The increase in total revenues of 20% for the three month period ended April 30, 2001 is due to increases in the volume of product revenues and service revenues. Product revenues accounted for approximately 67% and 69% of the total revenues in the three month period ended April 30, 2001 and 2000, respectively, and service revenues accounted for approximately 33% and 31%, of total revenues respectively, for such periods.

    Product revenues increased 16% to $73.7 million for the three month period ended April 30, 2001, compared to $63.3 million for the same period in fiscal 2001. The increase in product revenues was due primarily to the continued market acceptance of Wind River's products, increases in run-time license revenues as customer-developed products continue to be accepted by end-users and to the expansion of Wind River's product lines resulting from research and development and the integration of products from acquired companies. Product revenues are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements, provided that collection of the resulting receivable is probable, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

    Service revenues increased 29% to $36.5 million for the three month period ended April 30, 2001, compared to $28.4 million for the same period in the prior fiscal year. The increase was due to growth in revenues from maintenance support agreements, both new and recurring, and training, resulting from Wind River's base of installed development environments and software applications provided to customers. In addition, revenues from professional services increased due to continued strategic emphasis in this area.

    Deferred revenues result primarily from customer prepayments under software maintenance agreements, which are recognized ratably over the life of the agreements, certain run-time agreements, which are recognized as target licenses are delivered, and professional services and engineering services contracts or training arrangements, which are recognized as services are performed. Deferred revenue is only then recognized when collection of the receivables is reasonably assured.

    Revenues from international sales for the three month period ended April 30, 2001 were $40.3 million, or 37% of total revenues, compared to $32.6 million, or 36% of total revenues for the same period in the prior fiscal year. The increase of 24% for the three months ended April 30, 2001 was due to increased demand for our products and services in Europe and the Asia Pacific region. The percentage of revenues from Japan remained relatively constant for the three months ended April 30, 2001 and 2000, at 10% of total revenues. Wind River expects international sales to continue to represent a significant portion of revenues, although the percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations or cash flows. See the section entitled "Additional Risk Factors That May Affect Future Results of Operations."

COST OF REVENUES

    The overall cost of revenues as a percentage of total revenues was 23% for the three month period ended April 30, 2001, compared to 24% for the same period of fiscal 2001.

    Cost of products was $7.0 million for the three month period ended April 30, 2001, compared to $9.2 million for the same period of fiscal 2001. Cost of products as a percentage of product revenues was 9% for the three month period ended April 30, 2001, compared to 14% for the same period of fiscal 2001. Costs of products consist primarily of salaries and benefits for production employees, product media, and royalty payments to third parties for the use of their software, documentation and packaging. The decrease in costs as a percentage of product revenues are due to production efficiencies achieved as more development, OEM and run time licenses move through Wind River's production cycle as well as a reduction in third party product costs. Wind River's cost of product revenues as a percentage of product revenues will be affected in the future by the distribution rights related to the introduction of new products and by royalty payments to third parties for sales related to their products which are integrated into Wind River's technology and are sold as support tools.

    Cost of services was $18.2 million for the three month period ended April 30, 2001, compared to $13.0 million for the same period of fiscal 2001. Service related cost of revenues as a percentage of service revenues was 50% for the three month period ended April 30, 2001, compared to 46% for the same period of fiscal 2001. Service related cost of revenues consists primarily of personnel related costs associated with providing services to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The increase in costs of service revenues is due to Wind River's investment in developing new services offerings and the addition of new personnel and certified third party contractors to Wind River's professional services organization. Wind River expects that the cost of service revenues will increase in absolute dollars as Wind River continues to increase its customer support staff, customer support capabilities and professional services organization.

OPERATING EXPENSES

    Selling and marketing expenses were $44.4 million for the three month period ended April 30, 2001, compared to $38.2 million for the same period in the prior fiscal year. As a percentage of total revenue, selling and marketing expenses were 40% for the three month period ended April 30, 2001, compared to 42% for the corresponding period in the prior fiscal year. The increase in absolute dollars from fiscal 2001 to 2002 resulted primarily from the growth of sales and marketing personnel, and field engineers, both domestically and internationally, increased expenses related to marketing and advertising programs and increased third-party marketing costs for product introductions. The decrease as a percentage of revenues was due to a more effective combination of sales and marketing organizations following the merger with Integrated Systems. In addition, the three months ended April 30, 2000 included approximately $700,000 of integration costs associated with the acquisition of Integrated Systems. Such costs included redesign and reprinting of marketing material, sales meetings, trade shows promotions and advertisements. Wind River does not expect its selling and marketing expenses to increase significantly in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002 as discussed below. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to develop long term growth in the areas of sales and marketing personnel and marketing and advertising programs.

    Product development and engineering expenses were $25.3 million for the three month period ended April 30, 2001, compared to $18.3 million for the same period in the prior fiscal year. As a percentage of revenues, product development and engineering expenses were 23% for the three month period ended April 30, 2001, compared to 20% for the corresponding period in the prior fiscal year. The increase in product development and engineering expenses in absolute dollars and as a percentage of revenue is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines. Wind River believes that product development and engineering expenses will not increase significantly in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002 as discussed below. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to develop long term growth in the areas of research and development.

    General and administrative expenses were $10.0 million for the three month period ended April 30, 2001, compared to $9.6 million for the corresponding period in the prior fiscal year. As a percentage of revenues, general and administrative expenses were 9% for the three month period ended April 30, 2001, compared to 10% for the corresponding period in the prior fiscal year. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance, legal and administration to support the growth of Wind River and to integrate the companies it has acquired. The decrease in percentage is due to organizational efficiencies gained from the integration of acquired companies, in particular Integrated Systems. Wind River believes that general and administrative expenses will not increase significantly, or may even decrease in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002 as discussed below. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration, and to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

    Wind River allocates the total costs for information technology and facilities to each of the functional areas that uses the information technology and facilities services based on the headcount in each area. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for shared infrastructure costs. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs.

    Amortization of goodwill and purchased intangibles totaled $31.5 million for the three month period ended April 30, 2001, compared to $9.6 million for the corresponding period in the prior fiscal year. The increase in amortization of intangibles is due to the amortization of identifiable intangibles and goodwill related to the purchase transactions completed in fiscal 2001, and primarily consists of amortization related to the purchase of Embedded Support Tools. Wind River expects to amortize, under current accounting rules, approximately $32.0 million per quarter in identifiable intangibles and goodwill for the next eleven quarters related to intangibles acquired in purchase transactions completed primarily during fiscal 2001. Additional acquisitions could increase the amount of goodwill amortization. In the first quarter of fiscal 2001, the Financial Accounting Standards Board issued an Exposure Draft related to business combinations. If the final rules are adopted as proposed, as of January 1, 2002, Wind River will no longer be required to amortize goodwill as a charge to earnings. Wind River will continue to be required to periodically review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings in Wind River's statement of operations. Wind River cannot currently determine the amount of an impairment charge, if any, that would be recorded upon adoption.

    No acquisition related costs and other expenses were incurred for the three month period ended April 30, 2001, compared to $30.7 million for the same period in the prior fiscal year. For the three month period ended April 30, 2000, acquisition related costs and other expenses were comprised of $27.0 million in costs associated with the acquisition of Integrated Systems which included: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance costs, (c) $4.5 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan, and (e) $600,000 for general integration costs. Additionally, for the same period in fiscal 2000, acquisition costs of $3.7 million related to the write-off of in-process research and development costs of Embedded Support Tools following its acquisition in April 2000.

    During the three months ended April 30, 2000, Wind River recognized an in-process research and development charge of $3.7 million relating to the Embedded Support Tools acquisition. The amount related to in-process technology represents purchased in-process technology for a project that has not yet reached technological feasibility and has no alternative future use. The value of the in-process project research and development was determined by estimating the net cash flows resulting from the completion of the project reduced to the percentage of completion of the project. Net cash flows were tax effected using estimated income taxes consistent with Wind River's anticipated tax rate for foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product developments combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools. Wind River cannot guarantee that it will realize revenue from this in-process project in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

    The nature of the efforts to develop all purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specification, including function, features and technical performance requirements.

    Due to the fact that the projects were in-process, there is uncertainty regarding whether they can be successfully finished and result in the net cash flows that were originally estimated at the time of the acquisitions. It is reasonably possible that the development of the acquired technology could fail because of either prohibitive costs, Wind River's inability to perform the required completion efforts or other factors outside Wind River's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Wind River's development efforts fail or encounter significant delay, then Wind River's future returns may be significantly reduced. In such case, Wind River may be unable to recover its investment in these projects, may be less well positioned to benefit from new product markets in these areas and Wind River's future operating results could be adversely affected.

    The assumptions used in determining the value of in-process research and development acquired in connection with Wind River's purchase acquisitions completed during fiscal 2001 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of any other assets related to the development activities.

OTHER INCOME AND EXPENSE

    Interest income was $5.2 million for the three month period ended April 30, 2001, compared to $5.1 million for the same period in the prior fiscal year. The increase is primarily due to higher interest earned on cash and investment balances. Total cash, investments and restricted cash as of April 30, 2001 and 2000, were approximately $328.3 million and $337.0 million, respectively.

    Interest expense was $1.8 million for both the three month periods ended April 30, 2001 and 2000. Wind River pays interest on its outstanding 5% convertible subordinated notes due in August of 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year.

    Other income and expense, net was an expense of $867,000 for the three month period ended April 30, 2001, compared to income of $5.8 million for the same period in the prior fiscal year. For the three month period ended April 30, 2000, other income and expense includes realized gains on investments of $6.4 million related to the disposition of shares of Liberate Technologies, Inc. and e-Sim, Inc.

PROVISION FOR INCOME TAXES

    Net loss for the three months ended April 30, 2000 was negatively impacted by $30.7 million due to acquisition related and other charges, including $3.7 million, of in-process research and development costs. Net loss for the three months ended April 30, 2001 and 2000 was also negatively impacted by $31.5 million and $9.6 million respectively, due to amortization of goodwill and purchased intangibles. Despite the occurrence of a net loss during the three months ended April 30, 2001 and 2000, a tax provision resulted due to the exclusion of amortization of goodwill and other purchased intangibles, and the exclusion of in-process research and development and other acquisition charges, which are non-deductible for income tax purposes. The effective tax rate for the three months ended April 30, 2001 and 2000 excluding amortization of goodwill and purchased intangibles and acquisition charges was 37.5%.

SUBSEQUENT EVENTS

RESTRUCTURING

    On May 3, 2001, Wind River announced a restructuring program to focus on expense reduction, improvement of operational efficiency and restructuring of certain business functions. The restructuring program will result in the reduction of approximately 12% to 15% regular employees across all business functions and geographic regions and reducing costs associated with contractors and temporary workers. Additionally, a 10% pay reduction will be applied to all executive officers. Furthermore, Wind River will close it North America offices for one week during the July 4th holiday. As a result of these changes, Wind River expects to record a charge of approximately $10.0 million to $14.0 million in restructuring related costs during the second quarter of fiscal 2002. Wind River is in the process of evaluating whether these restructuring activities could potentially impair the value of Wind River's long-lived assets including goodwill and purchased intangibles.

    The worldwide workforce reductions will start in the second quarter of fiscal 2002 and will be substantially completed by the end of the same quarter. Cash expenditures relating to workforce reductions and termination of agreements will be substantially paid in the second quarter of fiscal 2002. Wind River expects to substantially complete implementation of its restructuring program during the second quarter of fiscal 2002.

ACQUISITION

    On May 4, 2001, Wind River completed its acquisition of certain assets of BSD, including the BSD operating system. Wind River is currently calculating the purchase price allocation between the fair value of tangible and identifiable intangible assets acquired. The acquisition will be accounted for as a purchase. Prior to the closing of this transaction, BSD repaid its outstanding loan of $7.5 million to its creditor with funds borrowed from Wind River.

LIQUIDITY AND CAPITAL RESOURCES

    As of April 30, 2001 and 2000, Wind River had working capital of approximately $138.7 million and $103.8 million, respectively, and cash and investments of approximately $265.8 million and $295.2 million, respectively, which include investments with maturities of greater than one year of $144.7 million and $168.3 million, respectively, and excludes restricted cash of $62.5 million and $41.8 million, respectively. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the three months ended April 30, 2001 and 2000 include cash flows from companies acquired as purchase transactions from the date of their acquisition.

    During the three months ended April 30, 2001, Wind River's operating activities provided net cash of $5.0 million compared to $14.4 million for the same period in fiscal 2001. Net cash provided by operating activities for the three months ended April 30, 2001 of $5.0 million was primarily due to net cash flows from operations of $10.7 million before net cash used in assets and liabilities of $5.7 million. Net cash flows from operations before changes in assets and liabilities consisted primarily of the net loss of $24.8 million, which were offset by depreciation, and amortization of $36.3 million. Net changes in assets and liabilities consisted primarily of the decrease in accounts receivable of $7.1 million, prepaid and other assets of $2.8 million and accrued liabilities of $2.3 million, which were offset by decreases in deferred revenue, accounts payable, other assets and liabilities and accrued compensation which totaled $19.8 million. The decrease in deferred revenues was due primarily to the transfer of deferred maintenance contracts and their respective support commitments to MathWorks associated with the sale of exclusive distribution rights for the MATRIXx product line, and to the recognition of previously deferred revenues associated primarily with various professional services contracts.

    During the three months ended April 30, 2001, Wind River's investing activities used net cash of $13.7 million compared to $4.5 million for the same period in fiscal 2001. Uses of cash relating to the purchase of available-for-sale investments, business acquisitions and the purchase of equipment, were partially offset by cash provided from the sale of available-for-sale investments. Restricted cash increased due to the new collateral funding for the second corporate facility operating lease. The collateral consists of direct obligations of the United States government, with the majority being long-term investments.

    During the three months ended April 30, 2001, Wind River's financing activities provided net cash of $5.4 million compared to net use of cash of $456,000 for the same period in fiscal 2001. Net cash provided during the three months ended April 30, 2001 was primarily due to the issuance of common stock from stock option exercises and borrowings against the line of credit at the Wind River's Japanese subsidiary. In June 1999, the Board of Directors rescinded all stock repurchase authorizations and as a result, Wind River has not made any repurchases since March 17, 1999. On September 7, 1999, Wind River's Chief Executive Officer ("CEO") signed a secured promissory note with Wind River to borrow up to $2.4 million. As of April 30, 2001, the outstanding principal and accrued interest on the note was $1.8 million.

    In July 1997, Wind River issued $140.0 million of 5% convertible subordinated notes, which mature on August 1, 2002. The notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock at a price of $32.33 per share. The notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at

102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in long-term other assets. These costs are being amortized to interest expense over the 5-year term of the notes using the straight-line method, which approximates the effective interest method. Interest on the notes began accruing on July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998. Wind River does not know at this time whether it will be able to refinance the notes on favorable terms or at all. See the section of this report entitled "Additional Risk Factors That May Affect Future Results of Operations."

    In fiscal year 1998 and fiscal year 2000, Wind River entered into operating leases for its headquarters facility constructed on land owned by Wind River. Construction of the latest set of buildings was completed in January 2001. The lessor has funded a total of $32.4 million of construction costs related to the first set of buildings and operating lease and has funded a total of $24.7 million of construction costs related to the second set of buildings and second operating lease. The operating lease payments will vary based upon the total construction costs of the buildings, which include capitalized interest and the LIBOR. In connection with the lease of Wind River's headquarters, Wind River has entered into a ground lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of April 30, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition, results of operations, or cash flows.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. As of April 30, 2001, the notional amount of the interest rate swap was $28.5 million. On January 10, 2001, Wind River entered into a second interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. As of April 30, 2001, the notional amount of the interest rate swap was $27.9 million. The interest rate swaps mature at the same time as the respective operating lease expires. As of February 1, 2001 and April 30, 2001, the fair value of each interest rate swap was negligible. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River adopted SFAS No. 133 and SFAS No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities—An Amendment of SFAS No. 133." on February 1, 2001. The adoption did not have a material effect on Wind River's financial position, results of operations or cash flows.

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

EURO CURRENCY

    On January 1, 1999, several member countries of the European Union established fixed conversion rates between their sovereign currencies and adopted the Euro as their new common legal currency. Since that date, the Euro has traded on currency exchanges. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1999 and January 1, 2002. During the transition period, non-cash payments can be made in Euros, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and February 28, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies from circulation. The Euro conversion may affect cross-border competition by creating cross-border price transparency. Wind River is assessing its pricing and marketing strategy in order to insure that it remains competitive in a broader European market and is reviewing whether certain existing contracts will need to be modified. Wind River has assessed the ability of information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies and believes that its information technology systems will not be affected by the transition to the Euro. Wind River does not presently expect that introduction and use of the Euro will materially affect Wind River's foreign exchange exposures and hedging activities or will result in any material increase in costs to Wind River. Wind River's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental, legal and regulatory guidance are not available. Wind River will continue to evaluate issues involving introduction of the Euro. Based on current information and Wind River's current assessment, Wind River does not expect that the Euro conversion will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

ADDITIONAL RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

  •
  seasonal product purchases by our customers, which are typically higher in our fourth fiscal quarter than in other quarters;

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

  •
  economic conditions generally and in international markets in particular; and

  •
  foreign currency exchange rates.

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

    The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends on our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. We believe our principal competition comes from companies that develop operating systems in-house rather than those that purchase these systems from independent software vendors, such as Wind River. We also compete with other independent software vendors, including Accelerated Technology, Inc.; ENEA OSE Systems AB; Mentor Graphics, Inc.; Microsoft Corporation; Motorola, Inc.; QNX Software Systems, Ltd.; Sun Microsystems, Inc.; and Symbian Ltd. Some of our competitors have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or reach new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower than expected gross margins or loss of market share, any of which would harm our business.

    A number of companies, including Red Hat, Inc., LinuxWorks, Lineo Inc., and MonteVista Software, Inc. have been promoting the open source Linux operating system for use in embedded applications. Because Linux is royalty-free, increased use of the Linux operation system may force Wind River to reduce the prices of run-time royalties that could reduce our revenues and profit margins. In addition, the accessibility of the open source code promotes rapid technological changes from contributors in the open source community. If Wind River incurs additional costs or is unable to introduce new product functions or features to meet the broad scope of the functions and features made available through the open source community, the market for our products could suffer.

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

    As part of our business strategy, we anticipate that we will continue to acquire or make investments in business, products and technologies that complement ours. We have incurred significant costs in connection with transactions completed in the fiscal year ended January 31, 2001 and may incur significant costs in connection with future transactions whether or not they actually occur. Acquisitions involve additional risks including:

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

    We have several forms of strategic relationships, primarily with key semiconductor manufacturers, through our Centers of Excellence program and Value Added Reseller agreements. In addition, we have collaborative marketing agreements through our WindLink program and collaborative marketing and distribution agreements through our Wind River Direct programs with certain developers of third-party applications and products. The strategic relationships are complex in that we compete in certain business areas with a company with which we have a strategic relationship and at the same time, cooperate with the same company in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and continuing these strategic relationships in the semiconductor market, our business will be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

A significant portion of our revenue is derived from royalties which are dependent on our customers' abilities to develop and penetrate new markets successfully.

    Our operating systems and middleware products are embedded in end-user products marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we rely heavily on our customers that develop leading edge products in areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. We cannot control their product development or predict their success. In addition, we depend on our customers to accurately report use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues will decline significantly.

Our significant international business activities subject us to increased costs and economic risks.

    Wind River develops and sells its products world wide. Additionally, we have investments in, or have made acquisitions of technology internationally. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

    In 1997, we sold $140 million of 5% convertible subordinated notes, which mature in 2002. This debt financing increased significantly both the ratio of our long-term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could impair our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and only a small portion of the notes has been converted to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains unconverted at maturity and we are unable to refinance the notes, the repayment would deplete our cash and investment balances significantly.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    Wind River's exposure to market risk for changes in interest rates, relates primarily to its investment portfolio and long-term debt obligations.

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

    Wind River believes an immediate 10% move in interest rates affecting Wind River's floating and fixed rate financial instruments as of April 30, 2001 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 10% move in interest rates would have an immaterial effect on the fair value of Wind River's fixed income securities.

    In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. As of April 30, 2001, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value as of April 30, 2001 was negligible.

    In January 2001, Wind River entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on its second floating interest rate operating lease for the additional construction of its headquarters facility. The notional amount of the interest rate swap was $27.9 million. The estimated fair value as of April 30, 2001 was negligible.

FOREIGN CURRENCY RISK

    Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency transaction-hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature the realized gains and losses are recorded in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2001, Wind River had outstanding forward contracts to hedge Japanese yen with notional amounts totaling $944,000.

    The unrealized gains and losses on the outstanding forward contracts at April 30, 2001 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value as of April 30, 2001 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River in the first quarter of fiscal 2002.

EQUITY PRICE RISK

    Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering. e-Sim went public in July 1998 at $7.50 per share, and on April 30, 2001, the closing price of e-Sim's stock was $2.44 per share. Wind River also owns 208,333 shares of common stock of Liberate Technologies, Inc., a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and on April 30, 2001, the closing price of Liberate's stock was $9.79 per share. In addition, Wind River owns 90,909 shares of common stock of Tvia, Inc., a Delaware corporation. Wind River purchased the common stock prior to Tvia's public offering. Tvia went public in August 2000 at $11.00 per share, and on April 30, 2001, the closing price of Tvia's stock was $1.90 per share.

    On February 12, 2001, Wind River purchased 400,000 shares of common stock of Insignia Solutions, Ltd., a company incorporated under the laws of England and Wales, at a cost of $5.00 per share. On April 30, 2001, the closing price of Insignia was $3.96 per share.

    Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at April 30, 2001 at their market value of approximately $4.6 million in aggregate, with a net unrealized loss of $1.5 million excluded from earnings and reported, net of tax effect, in accumulated other comprehensive income component of stockholders' equity. In addition to the publicly traded stock, Wind River owns stock in several privately held companies. Wind River monitors the value of these investments for impairment periodically and makes appropriate reductions in carrying values when necessary.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.14	1995 Non-Employee Directors' Stock Option Plan
10.40	Vice Presidents' Severance Benefit Plan
10.41	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of April 27, 2001
10.42	Settlement Allocation Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of April 27, 2001
10.43	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Nissin Electric Co., Ltd. Dated as of April 27, 2001
10.44	Settlement Allocation Agreement between Wind River Systems K.K. and Nissin Electric Co., Ltd. Dated as of April 27, 2001
  (b)
  The Registrant did not file any reports on Form 8-K during the quarter ended April 30, 2001.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: June 12, 2001	By:	/s/ Michael W. Zellner Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE