Form 10-Q
period 2001-07-31
WIND RIVER SYSTEMS INC
filed 2001-09-14
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to               .

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 4, 2001, there were 77,674,445 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2001
INDEX

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2001	2000	2001	2000
Revenues:
Products	$54,550	$67,806	$128,220	$131,064
Services	25,680	33,455	62,202	61,835

Total revenues	80,230	101,261	190,422	192,899

Cost of revenues:
Products	6,809	7,966	13,766	17,124
Services	15,138	16,148	33,318	29,156

Total cost of revenues	21,947	24,114	47,084	46,280

Gross profit	58,283	77,147	143,338	146,619

Operating expenses:
Selling and marketing	38,773	41,974	83,195	80,206
Product development and engineering	21,720	19,196	47,027	37,457
General and administrative	9,796	9,441	19,840	19,040
Amortization of goodwill and purchased intangibles	24,321	26,751	55,807	36,331
Restructuring costs	28,615	—	28,615	—
Impairment of goodwill and purchased intangibles	225,418	—	225,418	—
Acquisition related costs and other	—	1,049	—	31,748

Total operating expenses	348,643	98,411	459,902	204,782

Loss from operations	(290,360)	(21,264)	(316,564)	(58,163)

Other income:
Interest income	4,649	5,370	9,831	10,447
Interest expense	(1,750)	(1,750)	(3,500)	(3,500)
Other income (expense), net	(1,298)	2,093	(2,165)	7,937

Total other income	1,601	5,713	4,166	14,884

Loss before provision (benefit) for income taxes	(288,759)	(15,551)	(312,398)	(43,279)
Provision (benefit) for income taxes	(7,200)	1,795	(5,998)	6,500

Net loss	$(281,559)	$(17,346)	$(306,400)	$(49,779)

Net loss per share:
Basic	$(3.64)	$(0.24)	$(3.98)	$(0.71)
Diluted	$(3.64)	$(0.24)	$(3.98)	$(0.71)
Shares used in per share calculation:
Basic	77,354	72,557	77,070	69,748
Diluted	77,354	72,557	77,070	69,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

(Unaudited)

	JULY 31, 2001	JANUARY 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$38,508	$92,431
Short term investments	21,219	41,725
Accounts receivable, net	78,392	117,530
Prepaid and other current assets	35,951	41,304

Total current assets	174,070	292,990
Investments	192,222	155,412
Property and equipment, net	69,331	66,989
Intangibles, net	164,444	403,238
Other assets	23,741	23,552
Restricted cash	62,756	61,324

Total assets	$686,564	$1,003,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,800	$15,977
Line of credit	16,028	14,858
Accrued liabilities	28,015	27,347
Accrued restructuring costs	20,644	—
Accrued compensation	23,080	27,011
Income taxes payable	6,967	8,949
Deferred revenues	39,511	53,621

Total current liabilities	141,045	147,763
Deferred taxes payable	6,648	8,988
Long term debt and other	129,371	140,007

Total liabilities	277,064	296,758

Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.001; 325,000 shares authorized; 78,976 and 77,866 shares issued at July 31, 2001 and January 31, 2001, respectively; 77,699 and 76,589 shares outstanding at July 31, 2001 and January 31, 2001, respectively	80	78
Additional paid-in capital	727,615	715,156
Loan to stockholder	(1,839)	(1,787)
Treasury stock, 1,277 shares at cost	(29,488)	(29,488)
Accumulated other comprehensive loss	(3,967)	(711)
Retained earnings (accumulated deficit)	(282,901)	23,499

Total stockholders' equity	409,500	706,747

Total liabilities and stockholders' equity	$686,564	$1,003,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	SIX MONTHS ENDED JULY 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(306,400)	$(49,779)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	64,938	44,787
Deferred income taxes	(2,509)	(1,405)
Non-cash compensation	1,563	—
Non-cash restructuring charges	1,411	—
Minority interest in consolidated subsidiary	—	(371)
Impairment of goodwill and purchased intangibles	225,418	—
Acquired in-process research and development	—	4,700
Realized gain on repurchase of convertible subordinated notes	(293)	—
Changes in assets and liabilities:
Accounts receivable, net	39,138	2,932
Prepaid and other assets	5,718	496
Accounts payable	(9,177)	1,379
Accrued liabilities	(4,842)	1,750
Accrued restructuring costs	20,644	—
Accrued compensation	(3,931)	(3,231)
Income taxes payable	(1,982)	5,438
Deferred revenues	(14,110)	5,907
Other assets and liabilities	1,226	(701)

Net cash provided by operating activities	16,812	11,902

Cash flows from investing activities:
Acquisition of property and equipment	(12,052)	(9,287)
Capitalized software development costs	(801)	—
Purchases of investments	(194,637)	(39,530)
Sales and maturities of investments	176,503	55,262
Acquisitions, net of cash acquired	(37,771)	(29,055)
Restricted cash	(1,055)	(8,400)

Net cash used in investing activities	(69,813)	(31,010)

Cash flows from financing activities:
Issuance of common stock, net	10,898	21,929
Repurchase of convertible subordinated notes	(11,151)	—
Repayment of bank borrowings	—	(2,524)
Borrowings (payments) against line of credit	1,170	(5,094)
Repayment (loan) to stockholder	(52)	1,652

Net cash provided by financing activities	865	15,963

Effect of exchange rate changes on cash and cash equivalents	(1,787)	(1,049)

Net decrease in cash and cash equivalents	(53,923)	(4,194)
Cash and cash equivalents at beginning of period	92,431	77,929

Cash and cash equivalents at end of period	$38,508	$73,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of July 31, 2001 and January 31, 2001, the results of operations for the three and six months ended July 31, 2001 and 2000, and cash flows for the six months ended July 31, 2001 and 2000 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K filed on May 1, 2001 with the Securities and Exchange Commission ("2001 Form 10-K"). The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2002, or for any future period.

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

    The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a fiscal year end of January 31. Its international subsidiaries (outside of North America) have fiscal year ends of December 31. The condensed consolidated financial statements for the three and six months ended July 31, 2001 and 2000 include the international subsidiaries' results for the three and six months ended June 30, 2001 and 2000, respectively. Acquisitions that have been accounted for as purchase transactions, including Eonic Systems, NV ("Eonic") in the first quarter of fiscal 2002, Berkeley Software Designs, Inc. ("BSDI") in the second quarter of fiscal 2002, Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, and AudeSi Technologies, Inc. ("AudeSi") and ICESoft AS ("ICESoft") in the second quarter of fiscal 2001, have been included in the condensed consolidated results from the date of their acquisition. All historical information has also been restated to reflect the acquisition in the first quarter of fiscal 2001 of Integrated Systems, Inc. ("Integrated Systems") which was accounted for as a pooling of interests.

    Certain amounts have been reclassified to conform to the current year's presentation.

NOTE 2: ACQUISITIONS

    Wind River has made a number of acquisitions accounted for as purchase transactions. The consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of their acquisition. For the acquisitions that occurred during fiscal 2002, and one of which occurred during fiscal 2001, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

    On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for 0.4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock; and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $331.6 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million. Wind River recorded an expense of $3.7 million for the in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001.

    The following unaudited pro forma summary presents the consolidated results of operations as if the Embedded Support Tools acquisition had occurred at the beginning of the three and six month periods ended July 31, 2000 and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

IN THOUSANDS, EXCEPT PER SHARE DATA	THREE MONTHS ENDED JULY 31, 2000	SIX MONTHS ENDED JULY 31, 2000
Net revenue	$101,088	$195,446
Net loss	$(16,733)	$(65,172)
Net loss per share — basic and diluted	$(0.23)	$(0.95)

    On May 1, 2000, Wind River acquired AudeSi in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000. In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    On July 14, 2000, Wind River acquired ICESoft, which is a developer of embedded Internet browsing technologies for intelligent devices. In connection with the acquisition, Wind River paid cash of approximately $24.5 million for ICESoft. ICESoft is located in Norway and is considered an international entity; therefore the results of its operations were included from the date of acquisition. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values as of the effective date of the acquisition. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    On April 17, 2001, Wind River purchased certain identified software assets, including an operating system for digital signal processors from Eonic. The total purchase price of $15.5 million consisted of $15.0 million in cash and approximately $542,000 in acquisition related costs. This acquisition has been accounted for under the purchase method of accounting. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River. The allocation of the purchase price is summarized below (in thousands):

Completed technology	$2,370
Workforce	320
Customer base	940
Non-compete agreement	560
Net tangible assets	108
Goodwill	11,244

Total	$15,542

    On May 4, 2001, Wind River purchased from BSDI certain identified software assets, including the BSDI operating system, a UNIX based code suitable for various Internet applications. The total purchase price of $23.4 million consisted of approximately $22.9 million in cash and $507,000 in acquisition related costs. This acquisition resulted in intangible assets of $23.2 million that have been allocated entirely to goodwill and $192,000 in net tangible assets. Wind River is currently allocating the purchase price between the identifiable intangible assets acquired on the basis of their estimated fair values of the effective date of the acquisitions. The acquisition has been accounted for under the purchase method of accounting. Prior to the closing of this transaction, BSDI repaid its outstanding loan of $7.5 million to its creditor with funds borrowed from Wind River. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    Refer to Note 3 of Notes to Consolidated Financial Statements of Wind River's 2001 Form 10-K for further details of acquisitions completed during the three and six month periods ended July 31, 2000 and the fiscal year ended January 31, 2001.

NOTE 3: RESTRUCTURING COSTS

    In May 2001, Wind River announced cost control measures that include a reduction of its worldwide work force, an organizational restructuring and additional measures focused on reducing operational expenses. Wind River made both permanent and temporary adjustments to the business operations in order to optimize operating efficiency. In July 2001, Wind River announced the second phase of the restructuring program including an additional reduction in the worldwide work force and the consolidation of excess facilities.

    As a result of the decision to restructure its business, during the quarter ended July 31, 2001, Wind River recorded restructuring costs of $28.6 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the second quarter of fiscal 2002.

WORLDWIDE WORK FORCE REDUCTION

    The restructuring program will result in the reduction of approximately 425 regular employees across all business functions, operating units, and geographic regions. The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed in the third quarter of fiscal 2002. Wind River recorded a work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, the number of contractors and temporary workers employed by Wind River will also be reduced.

Equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

CONSOLIDATION OF EXCESS FACILITIES

    During the quarter ended July 31, 2001, Wind River recorded a restructuring charge of $8.5 million relating to the consolidation of excess facilities. The consolidation of excess facilities, primarily located in the United States and the United Kingdom, includes the closure of certain leased corporate facilities and sales offices that related to business activities that have been restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash related charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities.

    A summary of the restructuring costs is outlined as follows (in thousands):

	Total charges	Non-cash charges	Cash payments	Restructuring liabilities at July 31, 2001
Work force reduction	$20,132	$765	$6,560	$12,807
Consolidation of excess facilities	8,483	646	—	7,837

Total	$28,615	$1,411	$6,560	$20,644

    Wind River expects to substantially complete implementation of its work force reduction program during the quarter ending October 31, 2001. Amounts accrued related to the net lease expense due to the consolidation of excess facilities will be paid through fiscal 2011 unless Wind River successfully negotiates to exit the leases at an earlier date.

NOTE 4: IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLES

    During the second quarter of fiscal year 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the general technology industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River recorded an aggregate charge of $225.4 million, of which $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in thousands):

Acquired Company	Amount Impaired
Embedded Support Tools	$167,482
AudeSi	27,893
Software Development Systems, Inc.	14,788
ICESoft	15,255

Total	$225,418

    The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. Wind River expects to complete the disposition of these assets by the end of fiscal 2002. As of July 31, 2001, Wind River had goodwill and purchased intangible assets of approximately $161.4 million which are being amortized over their remaining useful lives.

NOTE 5: REVENUE RECOGNITION

    Wind River recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outline the basic criteria that must be met to recognize revenues and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC.

    Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contracts are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

    Product revenues for software are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Any maintenance included in these arrangements is deferred based on VSOE and recognized ratably over the term of the arrangement. Product revenues for hardware are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable, and collectibility is considered reasonably assured. Service revenues from engineering services contracts are recognized on the percentage-of-completion basis, or as performed. Service revenues from software maintenance, support and update fees are recognized ratably over the contract period. Services revenues from training and consulting are recognized when the services are provided.

    Deferred revenues result primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the agreements; certain run-time agreements, which are recognized as target license delivery criteria are met; and professional services and engineering services contracts or training arrangements, which are recognized as services are performed. Deferred revenue is only then recognized when collection of the receivables is reasonably assured.

NOTE 6: CASH AND CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH

    Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These investments consist of fixed income securities, which are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

    Investments with original maturities greater than three months and less than one year from the date of purchase are classified as short term investments. Investments with maturities greater than one year are classified as long term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments, excluding other minority investments, as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value if any judged to be other than temporary on available-for-sale securities are reported in other income or expense.

    Wind River has certain other minority investments in non-publicly traded companies. These investments are included in other long term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, Wind River recorded impairment losses of $2.3 million and $3.3 million during the three and six month periods ended July 31, 2001, respectively, on its investments in private emerging market companies. As of July 31, 2001, the cost basis of the portion of Wind River's remaining investment relating to emerging market companies was approximately $7.3 million. Wind River will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

    Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and interest rate swap agreements.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

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

    Wind River enters into foreign currency forward exchange contracts to manage transaction exposure related to certain foreign currency denominated inter-company balances. Wind River may,

from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of July 31, 2001, Wind River had outstanding forward contracts with notional amounts totaling $7.7 million. Each of these contracts matures in less than ninety days. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of July 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million.

    On January 10, 2001, Wind River entered into a second accreting interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one-month LIBOR, to a fixed rate of 5.6%. As of July 31, 2001, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties obligations exceed the obligations of Wind River.

    As of January 31, 2001 and July 31, 2001 the fair value of each interest rate swap was negligible. The swap agreements mature at the same time that the respective operating lease expires.

NOTE 8: BORROWINGS

    Wind River has an unsecured line of credit through a Japanese subsidiary for borrowing up to 2.1 billion Japanese yen, United States dollar equivalent of $16.8 million. On June 30, 2001, Wind River extended the line of credit until August 27, 2001, at an average annual interest rate of 0.9213% on the borrowed amount. As of July 31, 2001, Wind River had outstanding United States dollar equivalent borrowings of $16.0 million. On August 27, 2001, the line of credit was paid in full. Simultaneously, Wind River borrowed 1.1 billion Japanese yen, United States dollar equivalent of $9.2 million, against the line of credit, at an average annual interest rate of .750%. This loan matures on September 27, 2001.

    In July 1997, Wind River issued $140.0 million of 5% convertible subordinated notes, which mature on August 1, 2002. The notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000, at 102% of the principal amount initially and thereafter at prices declining to 100% at maturity. In the second quarter of fiscal 2002, Wind River repurchased $11.3 million in face value of the notes, resulting in a pre-tax net gain on the early extinguishment of debt of $293,000. As of July 31, 2001, the notes had a remaining par value of $128.7 million.

NOTE 9: COMPREHENSIVE INCOME (LOSS)

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

    Comprehensive loss for the three and six months ended July 31, 2001 and 2000 is as follows (in thousands):

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2001	2000	2001	2000
Net loss:	$(281,559)	$(17,346)	$(306,400)	$(49,779)

Other comprehensive income (loss):
Foreign currency translation adjustments	(359)	(961)	(2,172)	(876)
Unrealized gain (loss) on available-for- sale securities	12	1,656	(1,084)	(18,554)

Other comprehensive income (loss)	(347)	695	(3,256)	(19,430)

Total comprehensive loss	$(281,906)	$(16,651)	$(309,656)	$(69,209)

NOTE 10: NET LOSS PER SHARE COMPUTATION

    In accordance with the SFAS No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below (in thousands):

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2001	2000	2001	2000
Shares used in basic net loss per share computation	77,354	72,557	77,070	69,748
Effect of dilutive potential common shares	—	—	—	—

Shares used in diluted net loss per share computation	77,354	72,557	77,070	69,748

    The effect of assumed conversion of the convertible subordinated notes is anti-dilutive and is therefore excluded from both the above computations. In addition, dilutive potential common shares totaling approximately 1.9 million and 2.3 million for the three and six months ended July 31, 2001, respectively, and 5.1 million and 5.7 million for the three and six months ended July 31, 2000, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculation for the three and six months ended July 31, 2001 and 2000, respectively, as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

NOTE 11: COMMON STOCK

    In October 1999, Wind River's Board of Directors adopted a share purchase rights plan declaring a dividend of one preferred share purchase right for each share of Wind River's common stock outstanding on November 15, 1999. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $160.00 per 1/100th of a preferred share, subject to certain adjustments. The rights will not be distributed until the earlier of the date of a public announcement that a person or a group have acquired beneficial ownership of 15% or more of the outstanding common stock ("Acquiring Person"), or 10 business days following the commencement of, or announcement of an intention to commence a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person. The rights will expire on October 22, 2009, unless earlier redeemed or exchanged by Wind River.

NOTE 12: COMMITMENTS AND CONTINGENCIES

    In connection with the lease of Wind River's headquarters, Wind River has entered into a lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and obligated funding of $26.0 million on the second operating lease, respectively. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. As of July 31, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or result of operations or cash flows.

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

NOTE 13: RELATED PARTY TRANSACTIONS

    During fiscal year 2001, Wind River distributed its products in Japan through Wind River Systems K.K. ("WRSKK"), a joint venture in which Wind River owned a 70% equity interest. Innotech Corp., Kobe Steel Ltd. ("Kobe Steel") and Nissin Electric Ltd. ("Nissin Electric"), master distributors and the other partners in the joint venture, each owned a 10% equity interest. In March 2000, Wind River notified the master distributors that their distributor agreements would terminate at the end of fiscal 2001. Wind River subsequently acquired the 30% minority interest on December 28, 2000 for approximately $1.2 million, which was primarily accounted for as goodwill, so that it now owns 100% of WRSKK. During fiscal 2002, Wind River began distributing its products in Japan primarily through its direct sales force.

    On March 30, 2001, Wind River signed agreements with Kobe Steel, and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively, for intangible assets acquired which consist primarily of customer lists. The fair value of intangible assets acquired were determined by management and an independent appraisal and totaled $3.4 million. Termination costs totaling $794,000 were expensed to operations during the six months ended July 31, 2001.

NOTE 14: DISTRIBUTION AGREEMENT

    On February 16, 2001, Wind River sold exclusive distribution rights for the MATRIXx® product family to The MathWorks, Inc. ("MathWorks"). MATRIXx is a set of software tools used in the development of embedded control systems. Under the agreement, in exchange for cash of $12.0 million, Wind River granted MathWorks exclusive distribution rights of MATRIXx for a period of two and a half years and an option to purchase the intellectual property and assets of MATRIXx at the end of the licensing term. MathWorks will assume the support of MATRIXx and will provide a transition plan to its MATLAB® and Simulink® family of products for customers who choose to migrate. As a result, Wind River paid MathWorks a cash amount of $3.0 million related to the transfer of deferred maintenance contracts to MathWorks. MathWorks became obligated to provide support to customers of MATRIXx products beginning February 16, 2001.

NOTE 15: SEGMENT AND GEOGRAPHIC INFORMATION

    Wind River reports in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in the United States, Canada, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and assets by geographic location is as follows (in thousands):

	REVENUES				LONG-LIVED ASSETS
	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,		JULY 31,	JANUARY 31,
	2001	2000	2001	2000	2001	2001
North America	$48,384	$67,536	$118,326	$126,536	$226,740	$467,596
Japan	7,508	9,910	18,361	19,177	9,365	7,554
Other international	24,338	23,815	53,735	47,186	11,781	10,781

Consolidated	$80,230	$101,261	$190,422	$192,899	$247,886	$485,931

    Other international consists of the revenues and assets of operations in Europe and Asia Pacific.

    Revenue information on a product and services basis is as follows (in thousands):

	THREE MONTHS ENDED JULY 31,		SIX MONTHS ENDED JULY 31,
	2001	2000	2001	2000
Software license revenues	$38,366	$50,212	$87,956	$92,912
Run-time license revenues	16,184	17,594	40,264	38,152
Maintenance revenues	14,060	17,333	34,808	33,475
Other service revenues	11,620	16,122	27,394	28,360

Total	$80,230	$101,261	$190,422	$192,899

NOTE 16: RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. Wind River will adopt EITF Issue No. 00-25 effective February 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on Wind River's financial statements.

    In July of 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Wind River will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001. For business combinations initiated after June 30, 2001, Wind River will follow the non-amortization method under SFAS No. 142. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by Wind River on February 1, 2002. Wind River is currently assessing SFAS No. 142 and has not determined the impact on Wind River's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentences under "Revenues" regarding expectations for international sales generally and sales in Japan specifically; the sentences under "Cost of Revenues" regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues; the sentences in the second and third paragraphs under "Operating Expenses" regarding our expectations about product development and engineering expenses, and general and administrative expenses, respectively; the statements under "Operating Expenses" about our belief regarding the realization of expected economic return from acquired or in-process technology and resulting or related products and our ability to continue making substantial progress in the development and commercialization of acquired technologies; the statements under "Restructuring Costs" about our expectations for our organizational restructuring and cost-control measures and the timing of their implementation; the statements under "Impairment of Goodwill and Intangibles" about our expectation as to the completion of disposition of certain assets; the statements under "Other Income and Expense" regarding potential future charges on our investment portfolio and repurchases of convertible notes; the statements in the last paragraph under "Liquidity and Capital Resources" regarding our ability to refinance the convertible notes, our belief about liability relating to the residual value guarantee and our beliefs about future liquidity and capital requirements; and the statements under "Euro Currency" about the impact of the introduction of the Euro on our operations.

    These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. The cautionary statements set forth below and in "Additional Risk Factors that May Affect Future Results of Operations" identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Additionally, see Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2001 for further discussion of these factors. Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

OVERVIEW

    Wind River develops, markets, supports and provides consulting services for advanced software operating systems and software and hardware development tools that allow customers to create complex, robust, software applications for embedded computers. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. Wind River's products enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

RESULTS OF OPERATIONS

    Operating results as a percentage of revenue for the three and six month periods ended July 31, 2001 and 2000 are summarized in the following table:

	THREE MONTHS ENDED JULY 31,				SIX MONTHS ENDED JULY 31,
	2001		2000		2001		2000
Revenues:
Products	68%		67%		67%		68%
Services	32		33		33		32

Total revenues	100		100		100		100

Cost of revenues:
Products	8		8		7		9
Services	19		16		17		15

Total cost of revenues	27		24		24		24

Gross profit	73		76		76		76

Operating expenses:
Selling and marketing	49		42		44		42
Product development and engineering	27		19		25		19
General and administrative	12		9		11		10
Amortization of goodwill and purchased intangibles	30		26		29		19
Restructuring costs	36		—		15		—
Impairment of goodwill and purchased intangibles	281		—		118		—
Acquisition related costs and other	—		1		—		16

Total operating expenses	435		97		242		106

Loss from operations	(362)		(21)		(166)		(30)
Other income, net	2		6		2		7

Loss before provision (benefit) for income taxes	(360)		(15)		(164)		(23)
Provision (benefit) for income taxes	(9)		2		(3)		3

Net loss	(351)	%(1)	(17)	%(2)	(161)	%(3)	(26)	%(4)

(1)
The condensed consolidated statements of operations for the three months ended July 31, 2001 include charges of 30%, or $24.3 million, of amortization of goodwill and purchased intangibles and special charges of 317%, or $254.0 million, of which $28.6 million relates to restructuring costs and $225.4 million relates to the impairment of goodwill and purchased intangibles. The impairment primarily relates to the goodwill associated with the acquisition of Embedded Support Tools Corporation.

(2)
The condensed consolidated statements of operations for the three months ended July 31, 2000 include charges of 1%, or $1.0 million, in acquisition charges associated with the purchase of AudeSi Technologies, Inc. and 26%, or $26.8 million of amortization of goodwill and purchased intangibles.

(3)
The condensed consolidated statements of operations for the six months ended July 31, 2001, include charges of 29%, or $55.8 million, of amortization of goodwill and purchased intangibles and other special charges as mentioned in footnote (1).

(4)
The condensed consolidated statements of operations for the six months ended July 31, 2000, include charges of 16%, or $31.7 million, in acquisition charges associated with the integration of Integrated Systems, Inc., Embedded Support Tools Corporation and AudeSi Technologies, Inc. and 19%, or $36.3 million, of amortization of goodwill and purchased intangibles.

ACQUISITIONS

    On February 15, 2000, Wind River completed its acquisition of Integrated Systems, Inc. ("Integrated Systems"), a developer of software tools for the embedded systems market, in a stock-for-stock merger transaction. The acquisition was accounted for as a pooling of interests and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems.

    On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation ("Embedded Support Tools") in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. The acquisition was accounted for as a purchase of which the purchase price totaled $331.6 million.

    On May 1, 2000, Wind River completed its acquisition of AudeSi Technologies, Inc. ("AudeSi") in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices. The acquisition was accounted for as a purchase of which the purchase price totaled $52.4 million.

    On July 14, 2000, Wind River acquired ICESoft AS ("ICESoft"), a developer of innovative embedded Internet browsing technologies for intelligent devices. In connection with the acquisition, Wind River paid cash of approximately $24.5 million for ICESoft. This acquisition has been accounted for under the purchase method of accounting.

    On April 17, 2001, Wind River purchased certain identified software assets, including an operating system for digital signal processors from Eonic Systems NV ("Eonic"). The total purchase price of $15.5 million consisted of $15.0 million in cash and approximately $542,000 in acquisition related costs. This acquisition has been accounted for under the purchase method of accounting.

    On May 4, 2001, Wind River purchased from Berkeley Software Designs, Inc. ("BSDI") certain identified software assets including the BSDI operating system, a UNIX based code suitable for various Internet applications. The total purchase price of $23.4 million consisted of approximately $22.9 million in cash and approximately $507,000 in acquisition related costs. The acquisition has been accounted for under the purchase method of accounting. Prior to the closing of this transaction, BSDI repaid its outstanding loan of $7.5 million to its creditor with funds borrowed from Wind River.

REVENUES

    Revenues consist of product revenues and service revenues. Product revenues consist of royalties and fees for operating systems, licenses, and fees for the use of development tools. Services revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Total revenues for the three and six month periods ended July 31, 2001 were $80.2 million and $190.4 million, respectively, compared to $101.3 million and $192.9 million for the same periods in fiscal 2001. The decrease in total revenues of 21% and 1% for the three and six month periods ended July 31, 2001, respectively, is due to a decline in product and services revenues resulting from the current economic downturn in the high-technology sector as discussed below. Product revenues accounted for approximately 68% and 67% of total revenues for the three and six month periods ended July 31, 2001, respectively, and 67% and 68% for the same periods in fiscal 2001. Services revenues accounted for approximately 32% and 33% of total revenues for the three and six month periods ended July 31, 2001, respectively, and 33% and 32% for the same periods in fiscal 2001.

    Product revenues decreased 20% and 2% to $54.6 million and $128.2 million, respectively, for the three and six month periods ended July 31, 2001, compared to $67.8 million and $131.1 million for the same periods in fiscal 2001. The decline in product revenues is primarily due to lower customer demand for hardware and software products, including fewer purchases of prepaid royalties, as a result of the current economic downturn in the high-technology sector. Some of Wind River's customers have either deferred projects to a future date or have experienced budget constraints which caused a reduction in their purchases of Wind River products. Product revenues are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements, provided that collection of the resulting receivable is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

    Services revenues decreased 23% to $25.7 million for the three months ended July 31, 2001 compared to $33.5 million for the same period in fiscal 2001. The decrease was primarily due to lower customer demand for maintenance and consulting and training services as a result of the current economic downturn in the high technology sector. Services revenue increased 1% to $62.2 million for the six months ended July 31, 2001 compared to $61.8 million for the same period in fiscal 2001. The slight increase was primarily due to an increase in maintenance and engineering services partially offset by a decrease in consulting and training services.

    Deferred revenues result primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the agreements; certain run-time agreements, which are recognized as target license delivery criteria are met; and professional services and engineering services contracts or training arrangements, which are recognized as the services are performed. Deferred revenue is only then recognized when collection of the receivables is reasonably assured.

    Revenues from international sales for the three and six month periods ended July 31, 2001 were $31.8 million and $72.1 million, respectively, compared to $33.7 million and $66.4 million for the same periods in fiscal 2001. The decrease of 6% for the three month period was due to a 24% decline in revenues from Japan primarily affected by the transition to a new distribution model in which Wind River began selling directly to its customers in Japan and as a result of the local economic conditions. Wind River expects that revenues in Japan in the near term may continue to fluctuate due to the continuing impact of the direct distribution model as well as due to the local economic conditions, however, we expect long term growth opportunities in this market. The decline in revenues in Japan is offset by an overall increase in revenues from Europe and Asia Pacific. The increase of 9% for the six-month periods was due to increased demand for our products and services in Europe and the Asia Pacific region (excluding Japan). International revenues accounted for 40% and 38% of total revenues for the three and six month periods ended July 31, 2001, compared to 33% and 34% for the same periods in fiscal 2001. The increase in international revenues as a percentage of total revenues is due to the decrease in total revenue base being affected by a decline in domestic revenues. Wind River expects international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies. Wind River actively monitors its foreign currency exchange exposure; and to date such exposures have not had a material impact on Wind River's results of operations or cash flows. See "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

COSTS OF REVENUES

    The overall cost of products and services as a percentage of total revenues was 27% and 24% for the three and six month periods ended July 31, 2001, compared to 24% for each of the same periods in fiscal 2001.

    Cost of products was $6.8 million and $13.8 million for the three and six month periods ending July 31, 2001, compared to $8.0 million and $17.1 million for the same periods of fiscal 2001. Product-related cost of sales as a percentage of product revenues was 12% and 11%, respectively, for the three and six month periods ended July 31, 2001, compared to 12% and 13% for the same periods in fiscal 2001. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software and documentation and packaging. The decrease in the six-month percentage is primarily due to an increase in production efficiencies as well as a reduction in Wind River's product costs. Product related cost of revenues as a percentage of product revenues may be affected in the future by the amortization of capitalized research and development costs, distribution rights cost related to the introduction of new products and by royalty payments to other third parties for use of their software in Wind River products.

    Cost of services was $15.1 million and $33.3 million for the three and six month period ending July 31, 2001, compared to $16.1 million and $29.2 million for the same periods of fiscal 2001. Service related cost of revenues as a percentage of services revenues was 59% and 54%, respectively, for the three and six month periods ended July 31, 2001, compared to 48% and 47% for the same periods in fiscal year 2001. Service related cost of revenues consists primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The absolute dollar increase in costs of service revenues for the six month period ended July 31, 2001, and the percentage increase in costs of service revenues for the three and six month periods ended July 31, 2001, are due to a decline in the service revenue base as well as certain fixed costs associated with customer support, developing new professional services offerings, personnel and certified third party contractors within our professional services organization. The decrease in absolute dollars in costs of service revenues for the three month period ended July 31, 2001 is primarily attributed to controlling expenditures in various areas relating to Wind River's restructuring program initiated during the second quarter of fiscal 2002. We expect that the cost of service revenues will increase in absolute dollars in the long term as we continue to increase our professional service organization and customer support capabilities.

OPERATING EXPENSES

    Selling and marketing expenses were $38.8 million and $83.2 million, respectively, for the three and six month periods ended July 31, 2001, compared to $42.0 million and $80.2 million for the same periods in fiscal 2001. As a percentage of total revenues, selling and marketing expenses were 49% and 44% for the three and six month periods ended July 31, 2001, compared to 42% for each of the same periods in fiscal 2001. The decrease in absolute dollars for the three months ended July 31, 2001 as compared to the three months ended July 31, 2000 is attributed to lower sales commissions payments and decreased expenditures in various areas, primarily payroll costs, relating to Wind River's restructuring program initiated during the quarter ended July 31, 2001. The increase for the six month period ended July 31, 2001 as compared to the six month period ended July 31, 2000 resulted primarily from the growth of sales and marketing personnel, including field engineers, both domestically and internationally, increased expenses related to marketing and advertising programs and increased third party marketing costs for product introductions, slightly offset by the reduction in headcount at the end of the second quarter of fiscal 2002. Additionally, the percentage increase for both the three and six month periods ended July 31, 2001, compared to the same periods in fiscal 2001 was also due to an overall lower revenue base for the first and second quarters in fiscal 2002. Wind River believes selling and marketing expenses will not increase significantly, or may even decrease in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to focus on long term growth in the areas of sales and marketing personnel and marketing and advertising programs.

    Product development and engineering expenses were $21.7 million and $47.0 million for the three and six month periods ended July 31, 2001, compared to $19.2 million and $37.5 million for the same periods in fiscal 2001. As a percentage of total revenues, product development and engineering expenses were 27% and 25% for the three and six month periods ended July 31, 2001, compared to 19% for each of the same periods in fiscal 2001. The increase in product development and engineering expenses is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines, including acquisition costs, and with the additional engineering staff as a result of recent acquisitions. Wind River believes that product development and engineering expenses will not increase significantly, or may even decrease in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to focus on long term growth in the areas of research and development.

    General and administrative expenses were $9.8 million and $19.8 million for the three and six month periods ended July 31, 2001, compared to $9.4 million and $19.0 million for each of the same periods in fiscal 2001. As a percentage of total revenues, general and administrative expenses were 12% and 11% for the three and six month periods ended July 31, 2001 compared to 9% and 10% for each of the same periods in fiscal 2001. General and administrative expenses in absolute dollars were basically flat due to the controlling of expenditures in various areas, primarily payroll and consulting costs as a result of Wind River's restructuring program initiated during the second quarter, and organizational efficiencies gained from the integration of acquired companies, in particular, Integrated Systems. The percentage increase for the three and six month periods ended July 31, 2001 is primarily attributed to a lower revenue base as compared to the same periods in fiscal year 2001. Wind River believes that general and administrative expenses will not increase significantly, or may even decrease in the short term as a result of the restructuring program implemented in the second quarter of fiscal 2002. However, Wind River does expect an increase in absolute dollars in the long term, as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration, and to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

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

    Amortization of goodwill and purchased intangibles totaled $24.3 million and $55.8 million, respectively, for the three and six month periods ended July 31, 2001, compared to $26.8 million and $36.3 million for the same periods in fiscal 2001. The decrease in amortization for the three months ended July 31, 2001 as compared to the same period in fiscal 2001 primarily relates to the reduced carrying value of goodwill and purchased intangibles due to the $225.4 million impairment charge recorded during the quarter. The decrease was offset by additional amortization resulting from acquisitions occurring subsequent to the second quarter of fiscal 2001. The increase in the amortization of goodwill and purchased intangibles for the six months ended July 31, 2001 as compared to the same period in fiscal 2001 was due to the amortization of goodwill and intangible assets relating to the acquisitions of Rapid Logic, Inc. in the third quarter of fiscal 2001 and Eonic and BSDI during the first and second quarters of fiscal 2002.

    There were no acquisition-related and other expenses for each of the three and six-month periods ended July 31, 2001, compared to $1.0 million and $31.7 million for the same periods in fiscal 2001. For the six month period ended July 31, 2000, acquisition related costs and other expenses were comprised primarily of $27.0 million in costs associated with the acquisition Integrated Systems consisting of: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance costs, (c) $4.5 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan and, (e) $600,000 for general integration costs. Additionally, $3.7 million related to the write-off of in-process research and development costs of Embedded Support Tools, and $1.0 million related to the write-off of in-process research and development costs of AudeSi were recorded to acquisition costs during the first and second quarter of fiscal 2001, respectively.

    The amounts related to in-process technology associated with Embedded Support Tools and AudeSi represents purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax effected using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools, AudeSi and Software Development Systems. Wind River cannot guarantee that it will realize revenue from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

    The nature of the efforts to develop all purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specification, including function, features and technical performance requirements.

    Due to the fact that the projects were in process, there is uncertainty regarding whether they can be successfully finished and result in the net cash flows that were originally estimated at the time of the acquisitions. It is reasonably possible that the development of the acquired technology could fail because of prohibitive costs, Wind River's inability to perform the required completion efforts or other factors outside Wind River's control such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Wind River's development efforts fail or encounter significant delay, then Wind River's future returns may be significantly reduced. In such case, Wind River may be unable to recover its investment in this project, may be less well positioned to benefit from new product markets in these areas and Wind River's future operating results could be adversely affected.

    In the second quarter of fiscal 2002, Wind River determined that the carrying value of certain goodwill and purchased intangible assets were impaired due to changes in circumstances from those present at the time these assets were acquired. At the time of the acquisitions, the in-process technologies acquired from Embedded Support Tools, AudeSi and ICESoft were expected to be utilized in embedded software development tools and Internet appliance applications. During the second quarter of fiscal 2002, the current and future plans for utilization of these technologies and other existing technologies acquired had changed due to the deterioration in the current business environment such that expected future cash flows from the use of these technologies were less than the carrying value of the underlying assets. Accordingly, impairment charges of $167.5 million, $27.9 million and $15.3 million, respectively, were recognized in the second quarter of fiscal 2002 to reduce the carrying values of goodwill and purchased intangible assets to the present value of the future expected cash flows. See "Impairment of Goodwill and Purchased Intangibles" below for a further discussion of Wind River's impairment review.

    The in-process technologies acquired through the Rapid Logic acquisition were expected to be utilized in networking, communications and integration tools. The assumptions used in determining the value of in-process technologies primarily consisted of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. During the second quarter of fiscal 2002, the current and future plans for utilization of these technologies and other existing technologies acquired also changed due to the deterioration in the current business environment. However, the expected future cash flows from the use of these technologies were higher than the carrying value of the underlying assets. Accordingly, no impairment charge was recorded. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in an impairment of other assets related to the development activities.

RESTRUCTURING COSTS

    In May 2001, Wind River announced cost control measures that include a reduction of its worldwide work force, organizational restructuring and additional measures focused on reducing operational expenses. Wind River made both permanent and temporary adjustments to the business operations in order to optimize operating efficiency. In July 2001, Wind River announced the second phase of the restructuring program that included an additional reduction of the worldwide work force and the consolidation of excess facilities.

    As a result of the decision to restructure the business, during the quarter ended July 31, 2001, Wind River recorded restructuring costs of $28.6 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the second quarter of fiscal 2002.

WORLDWIDE WORK FORCE REDUCTION

    The restructuring program will result in the reduction of approximately 425 regular employees across all business functions, operating units, and geographic regions. The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed in the third quarter of fiscal 2002. Wind River recorded a work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, the number of contractors and temporary workers employed by Wind River will also be reduced. Equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

CONSOLIDATION OF EXCESS FACILITIES

    During the quarter ended July 31, 2001, Wind River recorded a restructuring charge of $8.5 million relating to the consolidation of excess facilities. The consolidation of excess facilities, primarily located in the United States and the United Kingdom, includes the closure of certain leased corporate facilities and sales offices that related to business activities that have been restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash related charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities.

    A summary of the restructuring costs is outlined as follows (in thousands):

	Total charges	Non-cash charges	Cash payments	Restructuring liabilities at July 31, 2001
Work force reduction	$20,132	$765	$6,560	$12,807
Consolidation of excess facilities	8,483	646	—	7,837

Total	$28,615	$1,411	$6,560	$20,644

    Wind River expects to substantially complete implementation of its work force reduction program during the quarter ending October 31, 2001. Amounts accrued related to the net lease expense due to the consolidation of excess facilities will be paid through fiscal 2011 unless Wind River successfully negotiates to exit the leases at an earlier date.

IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLES

    During the second quarter of fiscal year 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the general technology industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River recorded an aggregate charge of $225.4 million, of which $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in thousands):

Acquired Company	Amount Impaired
Embedded Support Tools	$167,482
AudeSi	27,893
Software Development Systems, Inc.	14,788
ICESoft	15,255

Total	$225,418

    The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. Wind River expects to complete the disposition of these assets by the end of fiscal 2002. As of July 31, 2001, Wind River had goodwill and purchased intangible assets of approximately $161.4 million which are being amortized over their remaining useful lives.

    As part of its strategic plan, Wind River acquired these businesses to complement and extend its product offerings. Since these acquisitions were made, many companies in the high technology and software industries have experienced significant decreases in capital funding and customer spending and as a result, have curtailed research and development activities. As a result, revenues associated with these businesses have not met the original expectations at the time of acquisition.

    Many companies in the high technology and software industries, including Wind River, have experienced significant declines in the price of their common stock. The acquisition of Embedded Support Tools and AudeSi were paid for in stock valued at approximately $50 and $49 per share, respectively. Subsequently, Wind River's stock price declined significantly. As a result, the purchase prices of the Embedded Support Tools and AudeSi assets are substantially higher than their valuation under the current business environment.

OTHER INCOME AND EXPENSE

    Interest income was $4.6 million and $9.8 million for the three and six-month periods ended July 31, 2001, respectively, compared to $5.4 million and $10.4 million for each of the same periods in fiscal 2001. The decrease in interest income was primarily due to lower interest rates on invested balances. Total cash and cash equivalents, investments and restricted cash at July 31, 2001 and 2000 was approximately $314.7 million and $311.1 million, respectively.

    Interest expense was $1.8 million and $3.5 million for each of the three and six-month periods ended July 31, 2001 and 2000. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in August 2002 and maturities of certain issuance costs associated with these notes. The interest on the notes is payable on February 1 and August 1 of each year.

    Other income and expense, net was a net expense of $1.3 million and $2.2 million for the three and six month periods ended July 31, 2001, respectively, compared to net income of $2.1 million and $7.9 million for the same periods in fiscal 2001. The increase in net expense for the three and six month periods ended July 31, 2001 from a net income for the same periods in fiscal 2001 was primarily due to the write-down of certain privately held cost investments of $2.3 million and $3.3 million in the three and six month periods ended July 31, 2001, respectively. In addition, for the three and six month periods ended July 31, 2000, Wind River had realized gains on investments of $2.5 million and $8.9 million, respectively, related to the disposition of shares of Liberate Technologies, Inc. and e-Sim, Inc.

    Wind River invests in certain non-publicly traded companies, which are included in other long term assets on Wind River's balance sheet. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. As such, Wind River will continue to monitor these investments for impairment and will make the appropriate reductions in carrying values when necessary. If such a reduction to carrying value were taken in the future as a result of impairment to the investment value, the charge would be taken to other expenses.

    Wind River repurchased $11.3 million of the subordinated convertible notes during the second quarter of fiscal 2002, recognizing a pre-tax gain of $293,000. The pre-tax gain of $293,000 includes the write-off of deferred debt issuance fees of a negligible amount. The timing and amount of any possible additional repurchases will depend on many factors, including, but not limited to, the prevailing market price of the notes and overall market conditions. Wind River intends to fund additional repurchases of the notes, if any, from available cash, cash equivalents and investments.

PROVISION (BENEFIT) FOR INCOME TAXES

    Net loss for the three and six month periods ended July 31, 2001 was negatively impacted by $278.3 million and $309.8 million, respectively, in amortization and other special charges, including, $249.7 million and $281.2 million, respectively, of amortization and impairment of goodwill and purchased intangibles, and $28.6 million of restructuring costs for the three month period ended July 31, 2001. The tax benefit was reduced for the three and six month periods ended July 31, 2001 due to the exclusion of amortization of goodwill and other purchased intangibles, and the exclusion of impairment in certain goodwill and purchased intangibles, which are non-deductible for income tax purposes. The effective tax charge and benefit rate for the six months ended July 31, 2001 and 2000 excluding amortization and impairment of goodwill and purchased intangibles and acquisition charges was 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

    As of July 31, 2001 and 2000, Wind River had working capital of approximately $33.0 million and $105.5 million, respectively, and cash and investments of approximately $251.9 million and $262.9 million, respectively. These amounts include both investments with maturities greater than one year and publicly traded equity investments equal to $192.2 million and $147.5 million, respectively. The figures exclude restricted cash of $62.8 million and $48.1 million, respectively. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the six months ended July 31, 2001 and 2000 include cash flows from companies acquired as purchase transactions from the date of their acquisition.

    During the six months ended July 31, 2001, Wind River's operating activities provided net cash of $16.8 million compared to $11.9 million for the same period in fiscal 2001. Net cash provided by operating activities for the six months ended July 31, 2001 of $16.8 million was due primarily to net cash flows used in operations of $15.9 million before net cash provided by changes in assets and liabilities of $32.7 million. Net cash flows used in operations before changes in assets and liabilities consisted primarily of the net loss of $306.4 million, which was offset by depreciation and amortization of $64.9 million and impairment of goodwill and purchased intangibles of $225.4 million. Net changes in assets and liabilities consisted primarily of a decrease in accounts receivable of $39.1 million, prepaid and other assets of $5.7 million, and an increase in accrued restructuring costs of $20.6 million, offset by a decrease in accrued liabilities of $4.8 million, accrued compensation of $3.9 million, accounts payable of $9.2 million, and deferred revenues of $14.1 million.

    During the six months ended July 31, 2001, Wind River's investing activities used net cash of $69.8 million compared to $31.0 million for the same period in fiscal 2001. Uses of cash were primarily attributed to purchases of investments of $194.6 million, cash payments associated with the acquisition of BSDI and Eonic of $37.8 million and the purchase of capital equipment of $12.1 million. These uses of cash were partially offset by cash provided relating to the sales of investments of $176.5 million.

    During the six months ended July 31, 2001, financing activities provided net cash of $865,000 compared to $16.0 million for the same period in fiscal 2001. Net cash provided by financing activities during the six months ended July 31, 2001 was primarily from the sale of common stock in connection with employee stock option exercises and the employee stock purchase plan of $10.9 million. This source of cash was offset by a use of cash of $11.2 million associated with repurchasing convertible notes from the open market.

    In July 1997, Wind River issued $140 million of 5% convertible subordinated notes, which mature on August 1, 2002. The notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock at a price of $32.33 per share. The notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Each holder of these notes has the right, subject to certain conditions and restrictions, to require Wind River to offer to repurchase all outstanding notes, in whole or in part, owned by such holder, at specified repurchase prices plus accrued interest upon the occurrence of certain events. The $5.1 million of costs incurred in connection with the offering are included in long term other assets. These costs are being amortized to interest expense over the 5-year term of the notes using the straight-line method, which approximates the effective interest method. Interest on the notes began accruing on July 31, 1997 and is payable semi-annually on February 1 and August 1, commencing on February 1, 1998. In the second quarter of fiscal 2002, Wind River repurchased $11.3 million in face value of the notes, resulting in a pre-tax gain on the early extinguishment of debt of $293,000. As of July 31, 2001, the notes had a remaining face value of $128.7 million. Wind River does not know at this time whether it will be able to refinance the notes on favorable terms or at all. See the "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

    In fiscal year 1998 and fiscal year 2000, Wind River entered into operating leases for its headquarters facility constructed on land owned by Wind River. Construction of the latest set of buildings was completed in January 2001. The lessor has funded a total of $32.4 million of construction costs related to the first set of buildings and operating lease and has funded a total of $24.7 million of construction costs related to the second set of buildings and second operating lease. The operating lease payments will vary based upon the total construction costs of the buildings, which include capitalized interest and the London interbank offering rate ("LIBOR"). In connection with the lease of Wind River's headquarters, Wind River has entered into a ground lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. In addition, under the terms of the lease, Wind River must maintain compliance with certain financial covenants. As of July 31, 2001, Wind River was in compliance with these covenants. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition, results of operations, or cash flows.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. As of July 31, 2001, the notional amount of the interest rate swap was $28.5 million. On January 10, 2001, Wind River entered into a second interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. As of July 31, 2001, the notional amount of the interest rate swap was $27.9 million. The interest rate swaps mature at the same time as the respective operating lease expires. As of May 1, 2001 and July 31, 2001, the fair value of each interest rate swap was negligible. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River adopted SFAS No. 133 and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities—An Amendment of SFAS No. 133" on February 1, 2001. The adoption did not have a material effect on Wind River's financial position, results of operations or cash flows.

    Management believes Wind River's working capital and cash flow generated from operations are sufficient to meet its working capital requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis; however, Wind River may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to Wind River's stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. Wind River will adopt EITF Issue No. 00-25 effective February 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on Wind River's financial statements.

    In July of 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Wind River will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001. For business combinations initiated after June 30, 2001, Wind River will follow the non-amortization method under SFAS No. 142. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by Wind River on February 1, 2002. Wind River is currently assessing SFAS No. 142 and has not determined the impact on Wind River's consolidated financial statements.

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

Our restructuring plans may not be sufficient to achieve profitability in a difficult economic environment.

    In response to market conditions we have announced a restructuring plan to more strategically realign our resources and control our expenses. Our plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. These assumptions may not prove to be accurate. Our plan has involved the implementation of a number of initiatives to streamline our business and focus our investments, including reducing headcount, implementing cost control measures, and writing off goodwill and purchased intangible assets. There can be no assurance that our plan will be sufficient in light of current or future capital market and industry conditions. Also, there can be no assurance that we will not be required to refine, expand or extend our plan, or that we will return to profitability as a result of our restructuring plan. In addition, there can be no assurance that the reductions in employee positions and disposition of assets associated with our plan have not impaired our ability to realize our current or future business objectives.

    There can be no assurance that the costs actually incurred in connection with restructuring actions will not be higher than the estimated costs of such actions. Additional restructuring actions may include further headcount reductions, assessing whether we should consider disposing of businesses or product lines and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges such as work force reduction costs, asset write downs, and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business, results of operations, and financial condition.

Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period; such fluctuations could affect the market price of our stock.

    A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. Such fluctuations could affect the market price of our stock or increase the volatility of our stock price. Also, if our quarterly or annual operating results do not meet the expectations of securities analysts and investors, the market price of our common stock could decline significantly. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

  •
  the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

  •
  seasonal product purchases by our customers, which are typically higher in our fourth fiscal quarter;

  •
  changes in the length of our products' sales cycles, which increase as our customers' purchase decisions become more strategic and are made at higher management levels;

  •
  the success of our customers' products from which we derive our royalty revenue;

  •
  the mix of our revenues as between sales of products and sales of services, which have lower margins than our revenue from the sale of products;

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

Wind River faces intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices.

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

    A number of companies, including Red Hat, Inc., LinuxWorks, Lineo Inc., and MonteVista Software, Inc. have been promoting the open source Linux operating system for use in embedded applications. Because Linux is royalty-free, increased use of the Linux operation system may force Wind River to reduce the prices of run-time royalties. If that were to occur, our revenues and profit margins could decline. In addition, the accessibility of the open source code promotes rapid technological changes from contributors in the open source community. If Wind River incurs additional costs or is unable to introduce new product functions or features to meet the broad scope of the functions and features made available through the open source community, the market for our products could suffer.

    The demands for rapid change and increasing complexity of the technology in our industry is driven by a number of factors, including the expansion of microprocessor platforms in embedded markets and the requirement for increased functionality in new products. The demand for increased functionality favors larger competitors who have the resources to develop new technologies or to respond more quickly with new product offerings or product enhancements. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete. Our continued competitiveness will require a continued high level of investment in research and development, marketing and customer service and support. If we are unable to successfully respond to technological changes and bring new or enhanced products to market in a timely and cost-effective manner, demand for our products will decrease.

If we do not continue to successfully address new and rapidly changing markets and increasingly complex technologies and deliver our products on a timely basis, our revenues and operating results will decline.

    The market for embedded software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the embedded market. Our success depends upon our ability to adapt and respond to these changes. We must continuously update our existing products to keep them current with customer needs, and must develop new products to take advantage of new technologies; emerging standards, and expanding customer requirements that could render our existing products obsolete. Because customers often defer purchases between the time of a new product and its availability, our revenues and operating results may fluctuate if we do not provide new products rapidly.

    We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. Such delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must achieve design wins on new product offerings with key customers because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier, due to the significant costs associated with selecting a new supplier. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, the market for our products could suffer.

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

    As part of our business strategy, we anticipate that we will continue to acquire or make investments in business, products and technologies that complement ours. We have incurred significant costs in connection with transactions completed in the fiscal year ended January 31, 2001, and in the quarters ending April 30, 2001 and July 31, 2001, and may incur significant costs in connection with future transactions whether or not they actually occur. Acquisitions involve additional risks including:

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

    We have several forms of strategic relationships, primarily with key semiconductor manufacturers, through our Centers of Excellence program and Value Added Reseller agreements. In addition, we have collaborative marketing agreements through our WindLink program and collaborative marketing and distribution agreements through our Wind River Direct program with certain developers of third-party applications and products. These strategic relationships are complex because we compete in certain business areas with companies with which we have a strategic relationship in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and continuing these strategic relationships, our business will be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

Because a significant portion of our revenue is derived from royalties, we are dependent on the ability of our customers to develop and penetrate new markets successfully.

    Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly-competitive and technologically complex areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For the three and six months ended July 31, 2001, Wind River experienced a decline in prepaid royalties received from customers primarily due to our customers' reaction to the existing current market conditions in the high-technology sector. We cannot control these customers' product development or commercialization, or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues may decline significantly.

Our significant international business activities subject us to increased costs and economic risks.

    Wind River develops and sells its products worldwide. For the three months ending July 31, 2001, revenues from international sales were $31.8 million, or 40% of total revenue, as compared to $33.7 million, or 33% of total revenue, for the three months ended July 31, 2000. Additionally, we have investments in, or have made acquisitions of technology internationally. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

    Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse affect on our gross margins and net operating results. Moreover, during fiscal 2001, we began to transition sales in Japan to a direct distribution model. We cannot be certain that our expectations for the direct sale model will be met and that the level of sales in Japan will increase in absolute dollars or as a percentage of our revenue. If we fail to increase our sales in Japan, or other international regions, our results of operations may be adversely affected.

We have substantial debt service and principal repayment obligations, which could make it difficult for us to obtain financing and deplete our cash reserves.

    In July 1997, we sold $140 million of 5% convertible subordinated notes, which mature in 2002, of which notes with a par value of $128.7 million were outstanding as of July 31, 2001. This debt financing increased significantly both the ratio of our long term debt to our total capitalization and our interest expenses. The degree to which we are leveraged could impair our ability to obtain financing for working capital or acquisitions, should we need to do so. The notes are convertible into our common stock at a price of $32.33 per share, and only a small portion of the notes has been converted or repurchased to date. On August 1, 2002, we will be required either to pay off or refinance any unconverted and outstanding notes. We do not know if we will be able to refinance the notes on favorable terms or at all. If a significant amount of the notes remains outstanding at maturity and we are unable to refinance the notes, the repayment would deplete our cash and investment balances significantly.

Failure of our current and planned information systems, controls and infrastructure to adequately manage and support our anticipated growth and global operations could disrupt our business.

    We have experienced, and expect to continue to experience in the long term, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must standardize, integrate and improve our management controls, reporting systems and procedures and information technology infrastructure. To implement those improvements, we must purchase, develop and maintain complex and expensive information management systems. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs and an inability to efficiently integrate and expand support worldwide could disrupt our operations. Our ability to manage such growth is complicated by the need to implement headcount reductions and cost control measures in the short term in response to general economic condition and declining revenues. See "Our restructuring plans may not be sufficient to achieve profitability in a difficult economic environment" above.

We are exposed to general market conditions, which may increase the volatility in our operating results and stock price.

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

Our marketable strategic equity securities are subject to equity price risk and their value may fluctuate.

    From time to time, we make investments for the promotion of business and strategic objectives with publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Many of the companies in which we have invested have experienced significant volatility in their stock prices. At July 31, 2001 Wind River reflects its publicly traded investments on its balance sheet at their market value of approximately $4.5 million in aggregate, with a net unrealized loss of $1.7 million excluded from earnings and reported, net of tax effect, in the accumulated other comprehensive income component of stockholders' equity. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. Moreover, our investments in privately held companies are inherently risky because the markets for the technologies or products these companies have under development are typically in the early stage and may never develop. We will continue to monitor these investments for impairment and will make appropriate reductions in the carrying value when necessary. To the extent that the fair value of these securities was less than our cost over an extended period of time, our net income would be reduced. For example, during the three and six months ended July 31, 2001, Wind River wrote down certain privately held investments of $2.3 million an $3.3 million, respectively. See Item 3—"Quantitative and Qualitative Disclosures about Market Risk" for further discussion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    Wind River's exposure to market risk for changes in interest rates relate primarily to its investment portfolio and long term debt obligations.

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

    Wind River believes an immediate 10% move in interest rates affecting Wind River's floating and fixed rate financial instruments as of July 31, 2001 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 10% move in interest rates would have an immaterial effect on the fair value of Wind River's fixed income securities.

    In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. As of July 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million. The estimated fair value as of July 31, 2001 was negligible.

    In January 2001, Wind River entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on its second floating interest rate operating lease for the additional construction of its headquarters facility. The notional amount of the interest rate swap was $27.9 million. The estimated fair value as of July 31, 2001 was negligible.

FOREIGN CURRENCY RISK

    Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency transaction hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. Under this program, increases or decreases in Wind River's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. Wind River does not use forward contracts for trading purposes. All outstanding forward contracts at the end of a period are marked-to-market with unrealized gains and losses included in other income, net, and thus are recognized in income in advance of the actual foreign currency cash flows. As these forward contracts mature, the realized gains and losses are recorded in net income as a component of other income, net. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2001, Wind River had outstanding forward contracts with notional amounts totaling approximately $7.7 million.

    The unrealized gains and losses on the outstanding forward contracts at July 31, 2001 were immaterial to Wind River's consolidated financial statements. Due to the short term nature of the forward contracts, the fair value at July 31, 2001 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River in the second quarter of fiscal 2002.

EQUITY PRICE RISK

    Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering. e-Sim went public in July 1998 at $7.50 per share, and on July 31, 2001, the closing price of e-Sim's stock was $1.82 per share. Wind River also owns 208,333 shares of common stock of Liberate Technologies, Inc., a Delaware corporation. Wind River purchased the stock prior to Liberate's public offering. Liberate went public in July 1999 at $16.00 per share, and on July 31, 2001, the closing price of Liberate's stock was $12.05 per share. In addition, Wind River owns 90,909 shares of common stock of Tvia, Inc., a Delaware corporation. Wind River purchased the common stock prior to Tvia's public offering. Tvia went public in August 2000 at $11.00 per share, and on July 31, 2001, the closing price of Tvia's stock was $2.05 per share.

    On February 12, 2001, Wind River purchased 400,000 shares of common stock of Insignia Solutions, Ltd., a company incorporated under the laws of England and Wales, at a cost of $5.00 per share. On July 31, 2001, the closing price of Insignia was $2.96 per share.

    Wind River values these investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investment on its balance sheet at July 31, 2001 at their market value of approximately $4.5 million in aggregate, with a net unrealized loss of $1.7 million excluded from earnings and reported, net of tax effect, in the accumulated other comprehensive income component of stockholders' equity.

    Wind River has certain other minority investments in non-publicly traded companies. These investments are included in other long term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, Wind River recorded impairment losses of $2.3 million and $3.3 million during the three and six month periods ended July 31, 2001, respectively, on its investments in private emerging market companies. As of July 31, 2001, the cost basis of the portion of Wind River's remaining investment related to emerging market companies was approximately $7.3 million. Wind River will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary. See the "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

10.45	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan
10.46	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan
10.47	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan
10.48	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan
10.49	Letter agreement dated June 27, 2001 by and between Wind River and Richard Kraber.
  (b)
  Reports on Form 8-K

    Wind River filed a report on Form 8-K, dated May 7, 2001, filing the press release announcing a significant slowdown in near-term customer spending and measures to control costs and increase profitability.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: September 13, 2001	By:	/s/ Michael W. Zellner Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

WIND RIVER SYSTEMS, INC. FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2001 INDEX
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