Form 10-Q
period 2001-10-31
WIND RIVER SYSTEMS INC
filed 2001-12-17
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

or

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

Yes /x/  No / /

    As of November 30, 2001, there were 78,027,389 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2001
INDEX

Part I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Revenues, net:
Products	$53,000	$82,621	$181,220	$213,685
Services	27,145	32,217	89,347	94,052

Total revenues, net	80,145	114,838	270,567	307,737

Cost of revenues:
Products	6,140	9,250	19,906	26,374
Services	13,842	16,573	47,160	45,729

Total cost of revenues	19,982	25,823	67,066	72,103

Gross profit	60,163	89,015	203,501	235,634

Operating expenses:
Selling and marketing	35,104	45,246	118,299	125,452
Product development and engineering	21,640	22,357	68,667	59,814
General and administrative	8,802	10,547	28,642	29,587
Amortization of goodwill and purchased intangibles	13,554	28,449	69,361	64,780
Restructuring costs	—	—	28,615	—
Impairment of goodwill and purchased intangibles	—	—	225,418	—
Acquisition related costs and other	—	100	—	31,848

Total operating expenses	79,100	106,699	539,002	311,481

Loss from operations	(18,937)	(17,684)	(335,501)	(75,847)

Other income:
Interest income	3,624	4,965	13,455	15,412
Interest expense	(1,205)	(1,750)	(4,705)	(5,250)
Other income (expense), net	(5,126)	1,475	(7,291)	9,412

Total other income (expense)	(2,707)	4,690	1,459	19,574

Loss before provision (benefit) for income taxes and extraordinary gain	(21,644)	(12,994)	(334,042)	(56,273)
Provision (benefit) for income taxes	(1,843)	3,000	(7,841)	9,500

Loss before extraordinary gain	(19,801)	(15,994)	(326,201)	(65,773)
Extraordinary gain, net of income taxes	568	—	568	—

Net loss	$(19,233)	$(15,994)	$(325,633)	$(65,773)

Extraordinary gain per share	$0.01	$—	$0.01	$—

Basic and diluted net loss per share	$(0.25)	$(0.22)	$(4.21)	$(0.92)

Shares used in per share calculation:
Basic and diluted	77,820	74,195	77,320	71,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

(Unaudited)

	October 31, 2001	January 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$72,125	$92,431
Short-term investments	21,449	41,725
Accounts receivable, net	77,266	117,530
Prepaid and other current assets	30,475	41,304

Total current assets	201,315	292,990
Investments	90,017	155,412
Property and equipment, net	63,751	66,989
Intangibles, net	156,557	403,238
Other assets	15,097	23,552
Restricted cash	63,683	61,324

Total assets	$590,420	$1,003,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,530	$15,977
Line of credit	16,728	14,858
Accrued liabilities	19,272	27,347
Accrued restructuring costs	14,969	—
Accrued compensation	22,863	27,011
Income taxes payable	6,790	8,949
Convertible subordinated debt	64,540	—
Deferred revenues	37,125	53,621

Total current liabilities	189,817	147,763
Deferred taxes payable	5,455	8,988
Long-term debt and other	483	140,007

Total liabilities	195,755	296,758

Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.001; 325,000 shares authorized; 79,247 and 77,866 shares issued at October 31, 2001 and January 31, 2001, respectively; 77,970 and 76,589 shares outstanding at October 31, 2001 and January 31, 2001, respectively	80	78
Additional paid-in capital	729,562	715,156
Loan to stockholder	(1,866)	(1,787)
Treasury stock, 1,277 shares at cost	(29,488)	(29,488)
Accumulated other comprehensive loss	(1,489)	(711)
Retained earnings (accumulated deficit)	(302,134)	23,499

Total stockholders' equity	394,665	706,747

Total liabilities and stockholders' equity	$590,420	$1,003,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(325,633)	$(65,773)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Impairment of goodwill and purchased intangibles	225,418	—
Depreciation and amortization	83,676	76,725
Impairment of non-publicly and publicly traded investments	11,146	—
Non-cash compensation and restructuring charges	3,619	—
Impairment of capitalized internal use software	1,204	—
Realized gain on repurchase of convertible subordinated notes	(1,202)	—
Deferred income taxes	(4,919)	(1,684)
Minority interest in consolidated subsidiary	—	(780)
Acquired in-process research and development	—	4,800
Changes in assets and liabilities:
Accounts receivable, net	40,264	(16,785)
Prepaid and other short-term assets	10,807	(2,256)
Accounts payable	(8,447)	735
Accrued liabilities	(11,878)	2,441
Accrued restructuring costs	14,969	—
Accrued compensation	(4,148)	9,432
Income taxes payable	(2,159)	10,303
Deferred revenue	(16,496)	3,986
Other assets and liabilities	2,875	(7,421)

Net cash provided by operating activities	19,096	13,723

Cash flows from investing activities:
Acquisition of property and equipment	(14,169)	(16,228)
Capitalized software development costs	(801)	—
Purchases of investments	(217,247)	(86,983)
Sales and maturities of investments	300,030	104,564
Acquisitions, net of cash acquired	(43,427)	(28,670)
Restricted cash	(1,982)	(16,353)

Net cash provided by (used in) investing activities	22,404	(43,670)

Cash flows from financing activities:
Issuance of common stock, net	12,200	40,429
Repurchase of convertible subordinated notes	(74,458)	—
Repayment of bank borrowings	—	(3,553)
Borrowings against line of credit	1,870	1,410
Repayment (loan) to stockholder	(79)	1,622

Net cash provided by (used in) financing activities	(60,467)	39,908

Effect of exchange rate changes on cash and cash equivalents	(1,339)	(2,269)

Net increase (decrease) in cash and cash equivalents	(20,306)	7,692
Cash and cash equivalents at beginning of period	92,431	77,929

Cash and cash equivalents at end of period	$72,125	$85,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of October 31, 2001 and January 31, 2001, the results of operations for the three and nine months ended October 31, 2001 and 2000, and cash flows for the nine months ended October 31, 2001 and 2000 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K filed on May 1, 2001 with the Securities and Exchange Commission ("2001 Form 10-K"). The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2002, or for any future period.

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

    The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a fiscal year end of January 31. Its international subsidiaries (outside of North America) have fiscal year ends of December 31. The condensed consolidated financial statements for the three and nine months ended October 31, 2001 and 2000 include the international subsidiaries' results for the three and nine months ended September 30, 2001 and 2000, respectively. Acquisitions that have been accounted for as purchase transactions, including Eonic Systems, NV ("Eonic") in the first quarter of fiscal 2002, Berkeley Software Designs, Inc. ("BSDI") in the second quarter of fiscal 2002, the Telenetworks division of Next Level Communications, Inc. ("Telenetworks") in the third quarter of fiscal 2002, Embedded Support Tools Corporation ("Embedded Support Tools") in the first quarter of fiscal 2001, AudeSi Technologies, Inc. ("AudeSi") and ICESoft AS ("ICESoft") in the second quarter of fiscal 2001, and Rapid Logic, Inc. ("Rapid Logic") in the third quarter of fiscal 2001, have been included in the condensed consolidated results from the date of their acquisition. All historical information has also been restated to reflect the acquisition in the first quarter of fiscal 2001 of Integrated Systems, Inc. ("Integrated Systems"), which was accounted for as a pooling of interests.

    Certain amounts have been reclassified to conform to the current period's presentation.

NOTE 2: ACQUISITIONS

    Wind River has completed a number of acquisitions accounted for as purchase transactions. The consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of their acquisition. For the acquisitions that occurred during fiscal 2002, Wind River is still refining its purchase price allocation and there may be some resulting adjustments in future periods.

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

    The following unaudited pro forma summary presents the consolidated results of operations as if the Embedded Support Tools acquisition had occurred at the beginning of the three and nine month periods ended October 31, 2000 and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor of the results which may occur in the future.

In thousands, except per share data	Three Months Ended October 31, 2000	Nine Months Ended October 31, 2000
Net revenue	$114,278	$309,724
Net loss	$(15,540)	$(80,712)
Net loss per share—basic and diluted	$(0.22)	$(1.17)

    On May 1, 2000, Wind River acquired AudeSi in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000. In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    On July 14, 2000, Wind River acquired ICESoft, which is a developer of embedded Internet browsing technologies for intelligent devices. In connection with the acquisition, Wind River paid cash of approximately $24.5 million for ICESoft. ICESoft is located in Norway and is considered an international entity; therefore, the results of its operations were included from the date of acquisition. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values as of the effective date of the acquisition.

Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    On October 24, 2000, Wind River completed its acquisition of Rapid Logic in a stock-for-stock merger transaction. Rapid Logic is a provider of advanced device management technologies for networking equipment and other intelligent devices. In connection with the acquisition: (a) each outstanding share of Rapid Logic common stock was exchanged for 0.0730 of a share of Wind River common stock, resulting in the issuance of an aggregate of 1,244,940 shares of Wind River common stock for all outstanding shares of Rapid Logic common stock, and (b) all options to purchase shares of Rapid Logic common stock outstanding immediately prior to the consummation of the acquisition were converted into fully-vested options to purchase 126,298 shares of Wind River common stock. The total purchase price of approximately $57.5 million consisted of common stock with a fair market value of $51.8 million, options assumed with a fair market value of $5.0 million and merger costs of $700,000. In connection with the acquisition, Wind River recorded an expense of $3.25 million for in-process research and development, which was charged against earnings in the fourth quarter of fiscal year 2001. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic. The total purchase price of $15.5 million consisted of $15.0 million in cash and approximately $542,000 in acquisition related costs. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River. The allocation of the purchase price is summarized below (in thousands):

Completed technology	$2,370
Workforce	320
Customer base	940
Non-compete agreement	560
Net tangible assets	108
Goodwill	11,244

Total	$15,542

    On May 4, 2001, Wind River purchased from BSDI certain identified software products, including the BSDI operating system, a UNIX based code suitable for various Internet applications. The total purchase price of $23.4 million consisted of approximately $22.9 million in cash and $507,000 in acquisition related costs. Prior to the closing of the transaction, Wind River loaned $7.5 million to BSDI to repay BSDI creditors. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River. The allocation of the purchase price is summarized below (in thousands):

Completed technology	$2,600
Workforce	2,000
Trademark	420
Customer base	390
Net liabilities assumed	(90)
Goodwill	18,073

Total	$23,393

    On October 10, 2001, Wind River purchased the assets of Telenetworks, a business unit of Next Level Communications, Inc. The assets acquired in the transaction include software stacks that implement the signaling and control mechanisms used in voice-over-IP networks, customer lists and other assets. The total net purchase price of $5.6 million consisted of approximately $5.5 million in net cash and $100,000 in acquisition related costs. This acquisition resulted in intangible assets of $5.6 million that have been temporarily allocated to goodwill pending finalization of the purchase price allocation. Wind River is currently allocating the purchase price between the identifiable intangible assets acquired on the basis of their estimated fair values as of the effective date of the acquisition. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

    Refer to Note 3 of Notes to Consolidated Financial Statements of Wind River's 2001 Form 10-K for further details of acquisitions completed during the three and nine month periods ended October 31, 2000 and the fiscal year ended January 31, 2001.

NOTE 3: RESTRUCTURING COSTS

    In May 2001, Wind River announced cost control measures that include a reduction of its worldwide work force, organizational restructuring and additional measures focused on reducing operational expenses. Wind River made both permanent and temporary adjustments to its operations in order to optimize operating efficiency. In July 2001, Wind River announced the second phase of the restructuring program that included an additional reduction in the worldwide work force and the consolidation of excess facilities.

    As a result of the decision to restructure its business, during the quarter ended July 31, 2001, Wind River recorded restructuring costs of $28.6 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the second quarter of fiscal 2002.

WORLDWIDE WORK FORCE REDUCTION

    The restructuring program will result in the reduction of approximately 425 regular employees across all business functions, operating units, and geographic regions. The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed by the first half of fiscal 2003. Wind River recorded a work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, the number of contractors and temporary workers employed by Wind River were reduced. Equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

CONSOLIDATION OF EXCESS FACILITIES

    During the quarter ended July 31, 2001, Wind River recorded a restructuring charge of $8.5 million relating to excess facilities. The excess facilities, primarily located in the United States and the United Kingdom, include the closure of certain leased corporate facilities and sales offices that related to business activities that have been restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities that are being exited. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash related charges of $7.8 million relate primarily to lease terminations and non-cancelable lease costs related to the excess facilities. Non-cash related charges of $646,000 relate primarily to the impairment of leasehold improvements.

    A summary of the restructuring costs is outlined as follows (in thousands):

	Total charges	Non-cash charges	Cash payments	Restructuring liabilities at October 31, 2001
Work force reduction	$20,132	$765	$12,142	$7,225
Consolidation of excess facilities	8,483	646	93	7,744

Total	$28,615	$1,411	$12,235	$14,969

    Wind River expects to substantially complete implementation of its work force reduction program by the first half of fiscal 2003. Amounts accrued related to the net future payments due to the excess facilities will be paid through fiscal 2011 unless Wind River successfully negotiates to exit the leases at an earlier date.

NOTE 4: IMPAIRMENT OF GOODWILL AND INTANGIBLES

    During the second quarter of fiscal year 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the quarter ended July 31, 2001, Wind River recorded an aggregate charge of $225.4 million, of which, $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in thousands):

Acquired Company	Amount Impaired
Embedded Support Tools	$167,482
AudeSi	27,893
Software Development Systems, Inc.	14,788
ICESoft	15,255

Total	$225,418

    The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. Wind River expects to complete the disposition of the assets held for disposal by the end of fiscal 2002. As of October 31, 2001, Wind River had goodwill and purchased intangible assets of approximately $156.6 million which are being amortized over their remaining useful lives until Wind River adopts Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note 15).

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

    Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contract renewals are generally sold separately from the products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers.

    Product revenues for software are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements provided that collection of the resulting receivable is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all delivered and undelivered elements of the arrangement. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Any maintenance included in these arrangements is deferred based on VSOE and recognized ratably over the term of the arrangement. Product revenues for hardware are recognized upon shipment provided that persuasive evidence of an arrangement exists, no significant obligations remain, the fee is fixed and determinable, and collectibility is considered reasonably assured. Wind River accrues for warranty costs, sales returns, and other allowances based on its experience.

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

    Investments with original maturities greater than three months and less than one year from the date of purchase are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification as of each balance sheet date. Wind River has classified all of its investments, excluding other minority investments, as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders' equity until disposition. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value if any judged to be other than temporary on available-for-sale securities are reported in other income or expense. During the three months ended October 31, 2001, Wind River recorded an impairment loss of $4.3 million on its publicly traded investment securities due to Wind River's determination that the unrealized losses on these investments were other than temporary.

    Wind River has certain other minority investments in non-publicly traded companies. These investments are included in other long-term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, Wind River recorded impairment losses of $3.6 million and $6.9 million during the three and nine month periods ended October 31, 2001, respectively, on its investments in non-publicly traded companies. As of October 31, 2001, the cost basis of the portion of Wind River's remaining investment relating to non-publicly traded companies was $4.0 million. Wind River will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

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

    Wind River enters into foreign currency forward exchange contracts to manage transaction exposure related to certain foreign currency denominated inter-company balances. Wind River may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of October 31, 2001, Wind River had outstanding forward contracts with notional amounts totaling $15.9 million. Each of these contracts matures in less than ninety days. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of October 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million.

    On January 10, 2001, Wind River entered into a second accreting interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one-month LIBOR, to a fixed rate of 5.6%. As of October 31, 2001, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is limited to the amounts, if any, by which the counterparties obligations exceed the obligations of Wind River.

    As of January 31, 2001 and October 31, 2001 the fair value of these interest rate swap liabilities was approximately $4.0 million. The swap agreements mature at the same time that the respective operating lease expires.

NOTE 8: BORROWINGS

    Wind River has an unsecured line of credit through a Japanese subsidiary for borrowing up to 2.1 billion Japanese yen, United States dollar equivalent of $17.5 million. As of October 31, 2001, Wind River had outstanding United States dollar equivalent borrowings of $16.7 million. On November 30, 2001, the line of credit was paid in full. Simultaneously, Wind River extended the line of credit until February 26, 2002, at an average annual interest rate of 0.9288% on any borrowed amount.

    In July 1997, Wind River issued $140.0 million of 5% convertible subordinated notes, which mature on August 1, 2002. The notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000, at 102% of the principal amount initially and thereafter at prices declining to 100% at maturity. During quarter ending July 31, 2001, Wind River repurchased $11.3 million in face value of the convertible subordinated notes, resulting in a gain of $183,000, net of tax. During the quarter ending October 31, 2001, Wind River repurchased $64.2 million in face value of the convertible subordinated notes, resulting in an extraordinary gain on the early extinguishment of debt of $568,000, net of taxes. As of October 31, 2001, notes in an aggregate principal amount of $64.5 million remained outstanding.

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

    Comprehensive loss for the three and nine months ended October 31, 2001 and 2000 is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Net loss:	$(19,233)	$(15,994)	$(325,633)	$(65,773)

Other comprehensive income (loss):
Foreign currency translation adjustments	448	(1,218)	(1,724)	(2,094)
Unrealized and realized, net gain (loss) on available-for-sale securities, net of taxes	2,030	(901)	946	(19,455)

Other comprehensive income (loss)	2,478	(2,119)	(778)	(21,549)

Comprehensive loss	$(16,755)	$(18,113)	$(326,411)	$(87,322)

NOTE 10: NET LOSS PER SHARE COMPUTATION

    In accordance with the SFAS No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Shares used in basic net loss per share computation	77,820	74,195	77,320	71,230
Effect of dilutive potential common shares	—	—	—	—

Shares used in diluted net loss per share computation	77,820	74,195	77,320	71,230

    The effect of assumed conversion of the convertible subordinated notes is anti-dilutive shares of 2.0 million and 4.3 million for the three and nine months ended October 31, 2001 and 2000, respectively and is therefore excluded from both of the above computations. In addition, dilutive potential common shares totaling approximately 1.1 million and 1.9 million for the three and nine months ended October 31, 2001, respectively, and 5.0 million and 5.5 million for the three and nine months ended October 31, 2000, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculation for the three and nine months ended October 31, 2001 and 2000, respectively, as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

    In connection with the lease of Wind River's headquarters, Wind River has entered into a lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building leases, the ground lease converts to a market rental rate. The lease provides Wind River with the option at end of the lease term to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of $32.4 million on the first operating lease and actual funding of $25.0 million on the second operating lease, respectively. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition or result of operations or cash flows. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the leases. As a result, the balance of $63.7 million is segregated as restricted cash as of October 31, 2001 of which $60.3 million relates to the operating leases and $3.4 million relates to the interest rate swap agreements. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. In connection with amendments to the governing agreements entered into between Wind River and the financial institution in December 2001, Wind River was granted a waiver of one covenant as at October 31, 2001 and was in compliance with respect to the other covenants at such date. Among other things, the amendments require Wind River to maintain least $100 million in unencumbered cash, which includes cash and cash equivalents and short-term and long-term investments in marketable securities, in addition to the restricted cash already required under the agreements, through January 31, 2003.

    From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights, including those relating to Mentat Inc. and MATRIXx® disclosed in Part II—Item 1 "Legal Proceedings." Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse effect on Wind River's financial position, results of operations or cash flows.

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

NOTE 14: SEGMENT AND GEOGRAPHIC INFORMATION

    Wind River reports in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in the United States, Canada, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net by geographic location is as follows (in thousands):

	Revenues				Long-Lived Assets
	Three Months Ended October 31,		Nine Months Ended October 31,		October 31,	January 31,
	2001	2000	2001	2000	2001	2001
North America	$48,581	$82,128	$166,907	$208,664	$214,587	$467,596
Japan	8,198	11,322	26,559	30,499	8,955	7,554
Other international	23,366	21,388	77,101	68,574	10,563	10,781

Consolidated	$80,145	$114,838	$270,567	$307,737	$234,105	$485,931

    Other international consists of the revenues and assets of operations in Europe and Asia Pacific.

    Revenue information on a product and services basis is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001	2000
Software licenses	$35,465	$56,696	$123,421	$149,608
Run-time license revenue	17,535	25,925	57,799	64,077
Maintenance revenues	15,300	17,731	50,108	51,206
Other service revenues	11,845	14,486	39,239	42,846

Total	$80,145	$114,838	$270,567	$307,737

NOTE 15: RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. EITF 01-09 will be adopted by Wind River effective February 1, 2002. Wind River is currently assessing EITF 01-09, and has not determined their impact on Wind River's consolidated financial statements.

    In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Wind River will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by Wind River on February 1, 2002. For business combinations initiated after June 30, 2001, Wind River will follow the non-amortization method under SFAS No. 142. Wind River is currently assessing SFAS No. 142 and has not determined the impact on Wind River's consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business,

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Wind River for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Wind River's financial statements.

NOTE 16: SUBSEQUENT EVENTS

    On December 10, 2001, Wind River issued $150.0 million of its 3.75% convertible subordinated notes due 2006. The issuance generated net proceeds of approximately $144.3 million after deducting fees and expenses. The notes mature on December 15, 2006, unless earlier redeemed by Wind River at its option or converted at the holders' option. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, notes may be converted into Wind River's common stock at any time, unless previously redeemed, at a conversion price of $24.115 per share. Wind River may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances Wind River may redeem the notes prior to 2004. The notes are unsecured and are subordinated to all existing and future senior indebtedness, as defined, and are pari passu with the 5% convertible subordinated notes due August 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentences in the last paragraph under "Revenues" regarding expectations for international sales; the sentences in the second and third paragraphs under "Cost of Revenues" regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues in absolute dollars and as a percentage of revenue; the sentences in the first, second and third paragraphs under "Operating Expenses" regarding our expectations about sales and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the statements in the seventh paragraph under "Operating Expenses" about our belief regarding the realization of expected economic return from acquired or in-process technology and resulting or related products and our ability to continue making substantial progress in the development and commercialization of acquired technologies; the statements in the second paragraph under "Restructuring Costs" about our expectations for our organizational restructuring and cost-control measures and the timing of their implementation; the statements in the second paragraph under "Impairment of Goodwill and Intangibles" about our expectation as to the completion of disposition of certain assets; the statements in the second paragraph under "Other Income and Expense" regarding future increases in interest expense; the statements in the sixth paragraph under "Liquidity and Capital Resources" regarding our belief about liability relating to the residual value guarantee and in the last paragraph regarding our beliefs about future liquidity and capital requirements; the statements under "Recent Accounting Pronouncements" regarding the expected impact on Wind River of the adoption of such pronouncements; and the statements under "Euro Currency" about the impact of the introduction of the Euro on our operations.

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

OVERVIEW

    Wind River develops, markets, supports and provides consulting services for software platforms and software and hardware development tools that allow customers to create complex, robust, software applications for embedded computers. An embedded computer is a microprocessor that is incorporated into a larger device and is dedicated to responding to external events by performing specific tasks quickly, predictably and reliably. Embedded systems provide an immediate, predictable response to an unpredictable sequence of external events. Wind River's products enable customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

RESULTS OF OPERATIONS

    Operating results as a percentage of revenue for the three and nine month periods ended October 31, 2001 and 2000 are summarized in the following table:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2001	2000	2001		2000
Revenues, net:
Products	66%	72%	67%		69%
Services	34	28	33		31

Total revenues, net	100	100	100		100

Cost of revenues:
Products	8	8	7		9
Services	17	14	18		15

Total cost of revenues	25	22	25		24

Gross profit	75	78	75		76

Operating expenses:
Selling and marketing	44	39	44		41
Product development and engineering	27	20	25		19
General and administrative	11	9	11		10
Amortization of goodwill and purchased intangibles	17	25	26		21
Restructuring costs	—	—	10		—
Impairment of goodwill and purchased intangibles	—	—	83		—
Acquisition related costs and other	—	—	—		10

Total operating expenses	99	93	199		101

Loss from operations	(24)	(15)	(124)		(25)
Other income:
Interest income	5	5	5		5
Interest expense	(2)	(2)	(2)		(2)
Other income (expense), net	(6)	1	(2)		3

Total other income (expense)	(3)	4	1		7
Loss before provision (benefit) for income taxes and extraordinary gain	(27)	(11)	(123)		(18)
Provision (benefit) for income taxes	(2)	3	(3)		3

Loss before extraordinary gain	(25)	(14)	(120)		(21)
Extraordinary gain	1	—	—		—

Net loss	(24)%	(14)%	(120	)%(1)	(21	)%(2)

(1)
The condensed consolidated statements of operations for the nine months ended October 31, 2001, include charges of 26%, or $69.4 million of amortization of goodwill and purchased intangibles, 10% or $28.6 million of restructuring costs and 83% or $225.4 million of impairment of goodwill and purchased intangibles. The impairment primarily relates to the goodwill associated with the acquisition of Embedded Support Tools Corporation.

(2)
The condensed consolidated statements of operations for the nine months ended October 31, 2000, include costs of 10%, or $31.8 million, in acquisition costs associated with the integration of Integrated Systems, Inc., Embedded Support Tools Corporation, AudeSi Technologies, Inc., ICESoft AS, and Rapid Logic, Inc. and 21%, or $64.8 million, of amortization of goodwill and purchased intangibles.

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

    The following acquisitions were accounted for as a purchase and the results of operations included in Wind River's results from the respective dates of acquisition.

    On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation ("Embedded Support Tools") in a stock-for-stock merger transaction with a total purchase price of $331.6 million. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems.

    On May 1, 2000, Wind River completed its acquisition of AudeSi Technologies, Inc. ("AudeSi") in a transaction involving Canadian exchangeable shares with a total purchase price of $52.4 million. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices.

    On July 14, 2000, Wind River acquired ICESoft AS ("ICESoft"), a developer of innovative embedded Internet browsing technologies for intelligent devices, for cash of approximately $24.5 million.

    On October 24, 2000, Wind River completed its acquisition of Rapid Logic, Inc. ("Rapid Logic") in a stock-for-stock merger transaction for a total purchase price of $57.5 million. Rapid Logic is the provider of advanced device management technologies for networking equipment and other intelligent devices.

    On April 18, 2001, Wind River purchased certain identified software assets, including an operating system for digital signal processors from Eonic Systems NV ("Eonic"), for a total purchase price of $15.5 million consisting of $15.0 million in cash and approximately $542,000 in acquisition related costs.

    On May 4, 2001, Wind River purchased from Berkeley Software Design, Inc. ("BSDI") certain identified software assets, including the BSDI operating system, a UNIX based code suitable for various Internet applications for a total purchase price of $23.4 million consisting of approximately $22.9 million in cash and $507,000 in acquisition related costs. Prior to the closing of the transaction, Wind River loaned $7.5 million to BSDI to repay BSDI creditors.

    On October 10, 2001, Wind River purchased the assets of Telenetworks, a unit of Next Level Communications, Inc., for a total net purchase price of $5.6 million consisting of approximately $5.5 million in net cash and $100,000 in acquisition costs. The assets acquired in the transaction include software stacks that implement the signaling and control mechanisms used in voice-over-IP networks, customer lists and other assets.

REVENUES

    Revenues consist of product revenues and service revenues. Product revenues consist of royalties and fees for operating systems, licenses, and fees for the use of development tools. Services revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Wind River accrues for warranty costs, sales returns, and other allowances based on its experience. Total revenues for the three and nine month periods ended October 31, 2001 were $80.1 million and $270.6 million, respectively, compared to $114.8 million and $307.7 million for the same periods in fiscal 2001. The decrease in total revenues of 30% and 12% for the three and nine month periods ended October 31, 2001, respectively, is due to a decline in product and services revenues resulting from the current economic downturn in the high-technology sector as discussed below. Product revenues accounted for approximately 66% and 67% of total revenues for the three and nine month periods ended October 31, 2001, respectively, and 72% and 69% for the same periods in fiscal 2001. Services revenues accounted for approximately 34% and 24% of total revenues for the three and nine month periods ended October 31, 2001, respectively, and 28% and 31% for the same periods in fiscal 2001.

    Product revenues decreased 36% and 15% to $53.0 million and $181.2 million for the three and nine month periods ended October 31, 2001, respectively, compared to $82.6 million and $213.7 million for the same periods in fiscal 2001. The decline in product revenues is primarily due to lower customer demand for hardware and software products, including run-time royalties, as a result of the current economic downturn in the high-technology sector. Some of Wind River's customers have either deferred projects to a future date or have experienced budget constraints which caused a reduction in their purchases of Wind River products. Product revenues are recognized at the time of shipment or upon the delivery of a product master in satisfaction of non-cancelable contractual agreements, provided that collection of the resulting receivable is reasonably assured, the fee is fixed or determinable and vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

    Services revenues decreased 16% and 5% to $27.1 million and $89.3 million for the three and nine month periods ended October 31, 2001, respectively, compared to $32.2 million and $94.1 million for the same periods in fiscal 2001. The decrease was primarily due to lower customer demand for maintenance, consulting and training services as a result of the current economic downturn in the high technology sector.

    Deferred revenue results primarily from customer prepayments under software maintenance contracts, which are recognized ratably over the life of the agreements; certain run-time agreements, which are recognized as licenses are delivered; and professional services and engineering services contracts or training arrangements, which are recognized as the services are performed.

    Revenues from international sales for the three months ended October 31, 2001 were $31.6 million compared to $32.7 million for the same period in fiscal 2001, a decrease of 3%. This decrease was due to a 28% decline in revenues from Japan resulting primarily from the transition to a new distribution model whereby Wind River began selling directly to its customers in Japan as well as from declining local economic conditions. This decrease in revenues in Japan was offset by an overall increase in revenues from Europe and Asia Pacific. Revenues from international sales in the nine months ended October 31, 2001 were $103.7 million compared to $99.1 million for the same period in fiscal 2001, an increase of 5%. This increase for the nine month period was due to increased demand for our products and services in Europe and the Asia Pacific region (excluding Japan). International revenues accounted for 39% and 38% of total revenues for the three and nine month periods ended October 31, 2001, respectively, compared to 28% and 32% for the same periods in fiscal 2001. International sales were not as adversely affected by the decrease in customer spending as compared to domestic sales, resulting in the increase of international revenue as a percentage of total revenue. Wind River expects international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Wind River's international sales are denominated in the local currencies. Wind River actively monitors its foreign currency exchange exposure and to date, such exposures have not had a material impact on Wind River's results of operations or cash flows. See "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

COSTS OF REVENUES

    The overall cost of products and services as a percentage of total revenues was 25% for each of the three and nine month periods ended October 31, 2001, compared to 22% and 24% the same periods in fiscal 2001.

    Cost of products was $6.1 million and $19.9 million for the three and nine month periods ended October 31, 2001, compared to $9.3 million and $26.4 million for the same periods of fiscal 2001. Product-related cost of sales as a percentage of product revenues was 12% and 11%, respectively, for the three and nine month periods ended October 31, 2001, compared to 11% and 12% for the same periods in fiscal 2001. Product-related costs consist primarily of salaries and benefits for production employees, product media, royalty payments to third parties for the use of their software, documentation and packaging. There were no significant changes in the three- and nine-month percentages of product costs to product revenues. Product related cost of revenues as a percentage of product revenues may be affected in the future by the amortization of capitalized research and development costs, distribution rights cost related to the introduction of new products and by royalty payments to other third parties for use of their software in Wind River products.

    Cost of services was $13.8 million and $47.2 million for the three and nine month periods ended October 31, 2001, compared to $16.6 million and $45.7 million for the same periods of fiscal 2001. Service related cost of revenues as a percentage of services revenues was 51% and 53%, respectively, for the three and nine month periods ended October 31, 2001, compared to 51% and 49% for the same periods in fiscal year 2001. Service related cost of revenues consists primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs for the three month period ended October 31, 2001 is primarily due to reduced utilization of outside consultants as part of our restructuring program implemented during the second quarter of fiscal 2002. The increase in costs of service revenues as a percentage of service revenues for the nine month period ended October 31, 2001, is due to a faster decline in the service revenue base than the decline in fixed costs associated with customer support, personnel and certified third party contractors within our professional services organization resulting from the restructuring program initiated during the second quarter of fiscal 2002. We expect that the cost of service revenues will increase in absolute dollars in the long-term as we continue to increase our professional service organization and customer support capabilities. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on progress of various consulting and professional service projects.

OPERATING EXPENSES

    Selling and marketing expenses were $35.1 million and $118.3 million, respectively, for the three and nine month periods ended October 31, 2001, compared to $45.2 million and $125.5 million for the same periods in fiscal 2001. As a percentage of total revenues, selling and marketing expenses were 44% for both the three and nine month periods ended October 31, 2001, compared to 39% and 41% for the same periods in fiscal 2001. The decrease in absolute dollars for the three and nine months ended October 31, 2001 as compared to the three and nine months ended October 31, 2000 is attributed to lower sales commissions payments and decreased expenditures in various areas, primarily payroll costs, relating to Wind River's restructuring program initiated during the second quarter of fiscal 2002. Additionally, the percentage increase for both the three and nine month periods ended October 31, 2001, compared to the same periods in fiscal 2001 is due to an overall lower revenue base. Wind River believes selling and marketing expenses will not increase significantly in the short-term.

However, Wind River does expect an increase in absolute dollars in the long-term, as it continues to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

    Product development and engineering expenses were $21.6 million and $68.7 million for the three and nine month periods ended October 31, 2001, compared to $22.4 million and $59.8 million for the same periods in fiscal 2001. As a percentage of total revenues, product development and engineering expenses were 27% and 25% for the three and nine month periods ended October 31, 2001, compared to 20% and 19% for the same periods in fiscal 2001. The increase in product development and engineering expenses for the nine months ended October 31, 2001 compared to the same period in fiscal 2001 is primarily due to the increase in staff and associated support for engineers to expand and enhance Wind River's product lines, including acquisition costs, and with the additional engineering staff as a result of recent acquisitions. Additionally, the percentage increase for both the three and nine month periods ended October 31, 2001, compared to the same periods in fiscal 2001 is due to an overall lower revenue base. However, due to the restructuring program discussed above, including the controlling of payroll and consulting costs, the absolute dollar costs in the three months ended October 31, 2001 decreased as compared to the same period for fiscal 2001. Wind River believes that product development and engineering expenses will not increase significantly in the short-term. However, Wind River does expect an increase in absolute dollars in the long-term, as it continues to focus on long-term growth in the areas of research and development.

    General and administrative expenses were $8.8 million and $28.6 million for the three and nine month periods ended October 31, 2001, compared to $10.5 million and $29.6 million for each of the same periods in fiscal 2001. As a percentage of total revenues, general and administrative expenses were 11% for both the three and nine month periods ended October 31, 2001 compared to 9% and 10% for the same periods in fiscal 2001. General and administrative expenses in absolute dollars declined due to the Company controlling expenditures in various areas, primarily payroll and consulting costs as a result of Wind River's restructuring program initiated during the second quarter, and organizational efficiencies gained from the integration of acquired companies, in particular, Integrated Systems. The percentage increase for the three and nine month periods ended October 31, 2001 is primarily attributed to a lower revenue base as compared to the same periods in fiscal year 2001. Wind River believes that general and administrative expenses will not increase significantly in the short-term as a result of the restructuring program discussed above. However, Wind River does expect an increase in absolute dollars in the long-term, as it continues to invest in worldwide staff and infrastructure in the areas of information systems, finance and administration, and to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

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

    Amortization of goodwill and purchased intangibles totaled $13.6 million and $69.4 million, respectively, for the three and nine month periods ended October 31, 2001, compared to $28.4 million and $64.8 million for the same periods in fiscal 2001. The decrease in amortization for the three months ended October 31, 2001 as compared to the same period in fiscal 2001 primarily relates to the reduced carrying value of goodwill and purchased intangibles as a result of the $225.4 million impairment charge recorded during the second quarter of fiscal 2002. The decrease was offset by additional amortization resulting from acquisitions occurring during fiscal 2002. The increase in the amortization of goodwill and purchased intangibles for the nine months ended October 31, 2001 as compared to the same period in fiscal 2001 was due to the amortization of goodwill and intangible assets relating to the acquisitions of Rapid Logic in the third quarter of fiscal 2001 and Eonic and BSDI during the first and second quarters of fiscal 2002, respectively. Acquisitions made subsequent to June 30, 2001, are accounted for under non-amortization method consistent with SFAS No. 142 (see Note 15 of Notes to Condensed Consolidated Financial Statements). Wind River will continue to monitor these acquisitions for impairment and make appropriate reductions in the carrying values when necessary.

    There were no acquisition-related and other expenses for each of the three and nine month periods ended October 31, 2001, compared to $100,000 and $31.8 million for the same periods in fiscal 2001. For the nine month period ended October 31, 2000, acquisition related costs and other expenses were comprised primarily of $27.0 million in costs associated with the acquisition Integrated Systems consisting of: (a) $11.1 million for investment banking fees, (b) $7.2 million in severance costs (c) $4.5 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, (d) $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan, and (e) $600,000 for general integration costs. Additionally, $3.7 million related to the write-off of in-process research and development costs of Embedded Support Tools, $1.0 million related to the write-off of in-process research and development costs of AudeSi, and $100,000 related to the write-off of in-process research and development costs of ICESoft were recorded to acquisition costs during the first, second and third quarter of fiscal 2001, respectively.

    The amounts related to in-process technology associated with Embedded Support Tools, AudeSi, and ICESoft represents purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax effected using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk adjusted weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Embedded Support Tools, AudeSi and Software Development Systems. Wind River cannot guarantee that it will realize revenue from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

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

    With the exception of the acquisitions discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with Wind River's purchase acquisitions completed during fiscal 2001 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of any other assets related to the development activities.

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

RESTRUCTURING COSTS

    In May 2001, Wind River announced cost control measures that include a reduction of its worldwide work force, organizational restructuring and additional measures focused on reducing operational expenses. Wind River made both permanent and temporary adjustments to the business operations in order to optimize operating efficiency. In July 2001, Wind River announced the second phase of the restructuring program that included an additional reduction in the worldwide work force and the consolidation of excess facilities.

    As a result of the decision to restructure its business, during the quarter ended July 31, 2001, Wind River recorded restructuring costs of $28.6 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the second quarter of fiscal 2002.

WORLDWIDE WORK FORCE REDUCTION

    The restructuring program will result in the reduction of approximately 425 regular employees across all business functions, operating units, and geographic regions. The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed in the first half of fiscal 2003. Wind River recorded a work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, the number of contractors and temporary workers employed by Wind River were reduced. Equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

CONSOLIDATION OF EXCESS FACILITIES

    During the quarter ended July 31, 2001, Wind River recorded a restructuring charge of $8.5 million relating to excess facilities. The excess facilities, primarily located in the United States and the United Kingdom, include the closure of certain leased corporate facilities and sales offices that related to business activities that have been restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. Should facilities operating lease rental rates continue to decrease in these markets or should it take longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash related charges of $7.8 million relate primarily to lease terminations and non-cancelable lease costs related to the excess facilities. Non-cash related charges of $646,000 relate primarily to the impairment of leasehold improvements.

    A summary of the restructuring costs is outlined as follows (in thousands):

	Total charges	Non-cash charges	Cash payments	Restructuring liabilities at October 31, 2001
Work force reduction	$20,132	$765	$12,142	$7,225
Consolidation of excess facilities	8,483	646	93	7,744

Total	$28,615	$1,411	$12,235	$14,969

    Wind River expects to substantially complete implementation of its work force reduction program by the first half of fiscal 2003. Amounts accrued related to the net future payments due to the excess facilities will be paid through fiscal 2011 unless Wind River successfully negotiates to exit the leases at an earlier date.

IMPAIRMENT OF GOODWILL AND INTANGIBLES

    During the second quarter of fiscal year 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the quarter ended July 31, 2001, Wind River recorded an aggregate charge of $225.4 million, of which, $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows (in thousands):

Acquired Company	Amount Impaired
Embedded Support Tools	$167,482
AudeSi	27,893
Software Development Systems, Inc.	14,788
ICESoft	15,255

Total	$225,418

    The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. Wind River expects to complete the disposition of the assets held for disposal by the end of fiscal 2002. As of October 31, 2001, Wind River had goodwill and purchased intangible assets of approximately $156.6 million which are being amortized over their remaining useful lives until Wind River adopts

Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" (see Note 15).

    On the strength of continued customer spending and as part of its strategic plan, Wind River acquired these businesses to complement and extend its product offerings. Since these acquisitions were made, many companies in the high technology and software industries have experienced significant decreases in capital funding and customer spending and as a result, have curtailed research and development activities. Therefore, revenues associated with these businesses have not met the original expectations at the time of acquisition.

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

OTHER INCOME AND EXPENSE

    Interest income was $3.6 million and $13.5 million for the three and nine month periods ended October 31, 2001, respectively, compared to $5.0 million and $15.4 million for the same periods in fiscal 2001. The decrease in interest income is primarily due to lower interest rates on invested balances and a lower base of invested balances. Total cash and cash equivalents, investments and restricted cash at October 31, 2001 and 2000 was approximately $247.3 million and $327.6 million, respectively.

    Interest expense was $1.2 million and $4.7 million for each of the three and nine month periods ended October 31, 2001, respectively, compared to $1.8 million and $5.3 million for the same periods in fiscal 2001. The interest expense decrease is primarily due to the repurchase of $11.3 million in face value of the convertible subordinated notes, resulting in a gain of $183,000, net of taxes, during the second quarter of fiscal 2002 and the repurchase of $64.2 million in face value of the convertible subordinated notes, resulting in an extraordinary gain on the early extinguishment of debt of $568,000, net of taxes, during the third quarter of fiscal 2002. Wind River pays interest on its outstanding 5.0% convertible subordinated notes due in August 2002 and records the amortization of certain issuance costs associated with these notes as interest expense. The interest on the notes is payable on February 1 and August 1 of each year. As of October 31, 2001, notes in the aggregate principal amount of $64.5 million were outstanding. As a result of Wind River's issuance of $150.0 million of its 3.75% convertible subordinated debt on December 10, 2001, as discussed above, management expects interest expense to increase in future periods.

    Other income and expense, net was a net other expense of $5.1 million and $7.3 million for the three and nine month periods ended October 31, 2001, respectively, compared to net other income of $1.5 million and $9.4 million for the same periods in fiscal 2001. The increase in net expense for the three and nine month periods ended October 31, 2001 is primarily due to the write-down of certain non-publicly and publicly traded equity investments of $7.9 million and $11.2 million in the three and nine month periods ended October 31, 2001, respectively, offset by a realized gain of $1.4 million related to the disposition of the remaining shares of Liberate Technologies, Inc. ("Liberate") during the third quarter of fiscal 2002. For the three and nine month periods ended October 31, 2000, Wind River realized gains of $1.5 million and $10.2 million, respectively, related to the disposition of shares of Liberate and e-Sim, Inc.

    Wind River invests in certain non-publicly traded companies, which are included in other long-term assets on Wind River's balance sheet. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. As mentioned above, during the nine months ended October 31, 2001, Wind

River recorded impairment charges on these investments based on the determination that the decrease in the valuation of these investments was other than temporary. The remaining balance of these investments as of October 31, 2001, was $4.0 million. Wind River will continue to monitor these investments for impairment and will record an appropriate write down to other expenses when deemed necessary.

PROVISION (BENEFIT) FOR INCOME TAXES

    Net loss for the three and nine month periods ended October 31, 2001 was negatively impacted by $13.6 million and $323.4 million, respectively, in acquisition related and other special charges, including, $13.6 million and $294.8 million, respectively, of amortization and impairment of goodwill and purchased intangibles, and $28.6 million of restructuring costs for the nine month period ended October 31, 2001. The tax benefit was reduced for the three and nine month periods ended October 31, 2001 due to the exclusion of amortization of goodwill and other purchased intangibles, and the exclusion of impairment in certain goodwill and purchased intangibles, which are non-deductible for income tax purposes. The effective tax charge and benefit rate for the nine months ended October 31, 2001 and 2000 excluding amortization and impairment of goodwill and purchased intangibles and acquisition charges was 37.5%.

LIQUIDITY AND CAPITAL RESOURCES

    As of October 31, 2001 and 2000, Wind River had working capital of approximately $11.5 million and $123.3 million, respectively, and cash and investments of approximately $183.6 million and $271.1 million, respectively. Included in these amounts are investments with maturities greater than one year and publicly traded equity investments aggregating to approximately $90.0 million and $137.5 million as of October 31, 2001 and 2000, respectively. The figures exclude restricted cash of $63.7 million and $56.5 million at October 31, 2001 and 2000, respectively. Wind River invests primarily in instruments that are highly liquid and of investment grade. Cash flows for the nine months ended October 31, 2001 and 2000 include cash flows from companies acquired as purchase transactions from the date of their acquisition.

    During the nine months ended October 31, 2001, Wind River's operating activities provided net cash of $19.1 million compared to $13.7 million for the same period in fiscal 2001. Net cash provided by operating activities for the nine months ended October 31, 2001 of $19.1 million was due primarily to net cash flows used in operations of $6.7 million before net cash provided by changes in assets and liabilities of $25.8 million. Net cash flows used in operations before changes in assets and liabilities consisted primarily of the net loss of $325.6 million, which was offset by depreciation and amortization of $83.7 million and impairment of goodwill and purchased intangibles of $225.4 million. Net changes in assets and liabilities consisted primarily of a decrease in accounts receivable of $40.3 million, prepaid and other short-term assets of $10.8 million, and an increase in accrued restructuring costs and other assets and liabilities of $15.0 million and $2.9 million respectively, offset by a decrease in accrued liabilities of $11.9 million, accrued compensation of $4.1 million, accounts payable of $8.4 million and deferred revenues of $16.5 million.

    During the nine months ended October 31, 2001, Wind River's investing activities provided net cash of $22.4 million compared to the use of $43.7 million for the same period in fiscal 2001. The sales and maturities of investments provided cash of $300.0 million, which were offset by cash used to purchase investments of $217.2 million, net cash paid in the acquisitions of BSDI, Eonic and Telenetworks totaling $43.4 million and the purchase of capital equipment of $14.2 million.

    During the nine months ended October 31, 2001, financing activities used net cash of $60.5 million compared to provided net cash of $39.9 million for the same period in fiscal 2001. Net cash used by financing activities during the nine months ended October 31, 2001 was primarily for the repurchase of

$75.5 million associated with repurchasing convertible notes from the open market. This use of cash was offset by proceeds from the sale of common stock in connection with employee stock option exercises and the employee stock purchase plan of $12.2 million.

    In July 1997, Wind River issued $140 million of 5% convertible subordinated notes, which mature on August 1, 2002. The notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock at a price of $32.33 per share. The notes are redeemable at the option of Wind River, in whole or in part, at any time on or after August 2, 2000 at 102% of the principal amount initially, and thereafter at prices declining to 100% at maturity, in each case plus accrued interest. Interest is payable semi-annually on February 1 and August 1. During quarter ending July 31, 2001, Wind River repurchased $11.3 million in face value of the convertible subordinated notes, resulting in a gain of $183,000, net of tax. During the quarter ending October 31, 2001, Wind River repurchased $64.2 million in face value of the convertible subordinated notes, resulting in an extraordinary gain on the early extinguishment of debt of $568,000, net of taxes. As of October 31, 2001, notes in an aggregate principal amount of $64.5 million remained outstanding. See the "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

    In fiscal year 1998 and fiscal year 2000, Wind River entered into operating leases for its headquarters facility constructed on land owned by Wind River. Construction of the latest set of buildings was completed in January 2001. The lessor has funded a total of $32.4 million of construction costs related to the first set of buildings and operating lease and has funded a total of $25.0 million of construction costs related to the second set of buildings and second operating lease. The operating lease payments will vary based upon the total construction costs of the buildings, which include capitalized interest and the London interbank offering rate ("LIBOR"). In connection with the lease of Wind River's headquarters, Wind River has entered into a ground lease of its land in Alameda, California, with the lessor of the building at a nominal rate and for a term of 55 years. If Wind River terminates or does not negotiate an extension of the building lease, the ground lease converts to a market rental rate. The ground lease provides Wind River with the option at the end of the lease terms to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Wind River has guaranteed the residual value associated with the buildings under the first operating lease and second operating lease to the lessor of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Management believes that the contingent liability relating to the residual value guarantee will not have a material adverse effect on Wind River's financial condition, results of operations, or cash flows. Wind River is also required to deposit fixed income securities with a custodian as a deposit to secure the performance of its obligations under the lease. As a result, the balance of $63.7 million is segregated as restricted cash as of October 31, 2001 of which $60.3 million relates to the operating leases and $3.4 million relates to the interest rate swap agreements. In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants. In connection with amendments to the governing agreements entered into between Wind River and the financial institution in December 2001. Wind River was granted a waiver of one covenant as at October 31, 2001 and was in compliance with respect to the other covenants at such date. Among other things, the amendments require Wind River to maintain at least $100 million in unencumbered cash, which includes cash and cash equivalents and short-term and long-term investments in marketable securities, in addition to the restricted cash already required under the agreements, through January 31, 2003.

    On March 18, 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its floating rate operating lease for its new corporate headquarters. The swap agreement effectively changes Wind River's interest rate exposure on its operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. As of October 31, 2001, the notional amount of the interest rate swap was $28.5 million. On January 10, 2001, Wind River entered into a second interest rate swap agreement to reduce the impact of changes in interest rates on its second floating rate operating lease for the additional construction of its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. As of October 31, 2001, the notional amount of the interest rate swap was $27.9 million. The interest rate swaps mature at the same time as the respective operating lease expires. As of October 31, 2001, the fair value of these interest rate swap liabilities was approximately $4.0 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counterparties to meet the terms of their contracts) is generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of Wind River. Wind River adopted SFAS No. 133 and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities—An Amendment of SFAS No. 133" on February 1, 2001. The adoption did not have a material effect on Wind River's financial position, results of operations or cash flows.

    On December 10, 2001, Wind River issued $150.0 million of its 3.75% convertible subordinated notes due 2006. The issuance generated net proceeds of approximately $144.3 million after deducting fees and expenses. The notes mature on December 15, 2006, unless earlier redeemed by Wind River at its option or converted at the holders' option. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, notes may be converted into Wind River's common stock at any time, unless previously redeemed, at a conversion price of $24.115 per share. Wind River may redeem all or a portion of the notes for cash at prior to December 15, 2004 at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005 and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances Wind River may redeem the notes prior to 2004. The notes are unsecured and are subordinated to all existing and future senior indebtedness, as defined, and are pari passu with the 5% convertible subordinated notes due August 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller", which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. EITF 01-09 will be adopted by Wind River effective February 1, 2002. Wind River is currently assessing EITF 01-09, and has not determined their impact on Wind River's consolidated financial statements.

    In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separately from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Wind River will continue to amortize goodwill and purchased intangible assets acquired prior to June 30, 2001. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by Wind River on February 1, 2002. For business combinations initiated after June 30, 2001, Wind River will follow the non-amortization method under SFAS No. 142. Wind River is currently assessing SFAS No. 142 and has not determined the impact on Wind River's consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for Wind River for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Wind River's financial statements.

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

The recent economic downturn has adversely impacted and may continue to adversely impact our revenues and earnings. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.

    We are currently in the midst of a general economic downturn. In recent periods, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to this downturn. We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. Our decline in revenues, as well as the adverse economic conditions, led us to implement a reduction in force and to record charges for restructuring and impairment of acquired goodwill and other assets. If the downturn continues for an extended period or becomes more severe, our business would suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. In addition, this economic slowdown has been exacerbated by the recent terrorist attacks in New York and Washington, D.C., which caused disruption to commercial activities in the United States and internationally. The long-term impact on the economy of the terrorist attacks is not known at this time. Any future terrorist attacks or future outbreaks of hostilities arising out of any attacks, or concerns that attacks or hostilities may occur, could adversely affect the United States economy in general, including the capital markets, which in turn could adversely impact the worldwide economy and prolong or intensify the current downturn.

Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.

    A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

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

  •
  the mix of our revenues as between sales of products and lower margin sales of services;

  •
  our ability to control our operating expenses;

  •
  our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

  •
  possible deferrals of orders by customers in anticipation of new product introductions;

  •
  announcements, product introductions and price reductions by our competitors;

  •
  our ability to manage costs for fixed-price consulting agreements;

  •
  seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

  •
  changes in business cycles that affect the markets in which we sell our products;

  •
  economic conditions generally and in international markets in particular; and

  •
  foreign currency exchange rates.

    One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenue and operating results to fluctuate significantly. Results from prior periods are thus not necessarily indicative of the results of future periods.

Our restructuring plans may not result in sufficient cost savings to enable us to achieve profitability in a difficult economic environment.

    In response to market conditions, we have announced a restructuring plan designed to more strategically realign our resources and control our expenses. Our restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. These assumptions may not prove to be accurate and our restructuring plan may not result in sufficient cost savings. Our restructuring plan involves the implementation of a number of initiatives to streamline our business and focus our investments, including reducing headcount, implementing cost control measures, and writing off goodwill and purchased intangible assets. These reductions in employee positions and disposition of assets may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. We may need to refine, expand or extend our plan, which may involve additional restructuring actions, such as further headcount reductions, assessing whether we should consider disposing of businesses or product lines and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges such as work force reduction costs, asset write downs, and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plan.

We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices.

    The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends on our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

    Our current competitors include:

  •
  Internal Research and Development Departments. We believe our principal competition to be companies that develop operating systems in-house. In many cases, these companies have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult.

  •
  Independent Software Vendors. We also compete with independent software vendors, including Accelerated Technology, Inc.; ENEA OSE Systems AB; Mentor Graphics, Inc.; Microsoft Corporation; Motorola, Inc.; QNX Software Systems, Ltd.; Sun Microsystems, Inc.; and Symbian Ltd.

  •
  Open Source Software Vendors. A number of companies, including Red Hat, Inc., LinuxWorks, Lineo Inc., and MonteVista Software, Inc. have been promoting the open source Linux operating system for use in embedded applications. Because Linux is royalty-free, increased use of the Linux operating system may force us to reduce the prices of run-time royalties, and our revenues and profit margins could decline. In addition, the accessibility of the open source code promotes rapid technological changes from contributors in the open source community.

    Some of our competitors have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do. Demands for rapid change and the increasing complexity of the technology in our industry intensifies the competition we face. These factors favor larger competitors that have the resources to develop new technologies or to respond more quickly with new product offerings or product enhancements. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or address new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products. We may be unable to meet the pace of these developments or may incur additional costs attempting to do so, which may cause declines in our operating results. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete, any of which could adversely affect our competitive position.

If we do not continue to successfully address new and rapidly changing markets and increasingly complex technologies and to continue to deliver our products on a timely basis, our revenues and operating results will decline.

    The market for embedded software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the embedded market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards, and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, sales of our products could decline.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time.

    Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. As we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results.

    We anticipate that, as part of our business strategy, we will continue to acquire or make investments in business, products and technologies that complement ours. These investments and acquisitions can be expensive and difficult to manage and integrate. We have incurred significant costs in connection with acquisition transactions in recent years completed during our last fiscal year and to date in our current fiscal year and may incur significant costs in connection with future transactions, whether or not they actually occur. Acquisitions involve additional risks including:

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

  •
  potential charges relating to amortization or impairment of acquired goodwill or other acquired assets;

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

If we are unable to successfully maintain our strategic alliances and collaborative relationships, we could experience delays in product development and our business would suffer.

    We have several forms of strategic relationships, primarily with key semiconductor manufacturers, through our Centers of Excellence program and value added reseller agreements. In addition, we have collaborative marketing agreements through our WindLink program and collaborative marketing and distribution agreements through our Wind River Direct program with certain developers of third-party applications and products. These strategic relationships are complex because we compete in certain business areas with companies with which we have a strategic relationship in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and maintaining these strategic relationships, our business will be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

Because a significant portion of our revenue is derived from royalties, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

    Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. During our current fiscal year, we have experienced a decline in run-time royalties received from customers, which we believe is primarily due to our customers' response to the existing current market conditions in the high technology sector. We cannot control these customers' product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues may decline significantly.

Our significant international business activities subject us to increased costs and economic risks.

    We develop and sell a substantial percentage of our products internationally. For the nine months ended October 31, 2001, revenues from international sales were $103.7 million, or 38% of total revenue, as compared to $99.1 million, or 32% of total revenue, for the nine months ended October 31, 2000. Additionally, we have investments in, or have made acquisitions of, technology internationally. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

  foreig

    Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results. Moreover, during fiscal 2001, we began to transition sales in Japan to a direct distribution model. Partly as a result of this transition, revenues in Japan have declined in recent quarters. We cannot be certain that our expectations for the direct sale model will be met and that the level of sales in Japan will increase in absolute dollars or as a percentage of our revenue. If we fail to increase our sales in Japan, or other international regions, our results of operations may be adversely affected.

We have substantial debt service and principal repayment obligations, which could make it difficult for us to obtain financing and deplete our cash reserves.

    As of October 31, 2001, we had approximately $64.5 million in outstanding indebtedness under our outstanding 5% convertible subordinated notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda. As of October 31, 2001, there was $16.7 million outstanding under the revolving credit facility of our Japanese subsidiary. In addition, in December 2001, we issued $150.0 million of 3.75% convertible subordinated notes due December 2006. As a result of these financings, we will have substantial debt service, principal repayment and lease payment obligations, which could impair our liquidity and cash reserves and our ability to obtain additional financing for working capital or acquisitions, should we need to do so.

Failure of our current and planned information systems, controls and infrastructure to adequately manage and support our anticipated growth and global operations could disrupt our business.

    We have experienced, and expect to continue to experience in the long-term, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must standardize, integrate and improve our management controls, reporting systems and procedures and information technology infrastructure. To implement those improvements, we must purchase, develop and maintain complex and expensive information management systems. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs and an inability to efficiently integrate and expand support worldwide could disrupt our operations. Our ability to manage this growth is complicated by the need to implement headcount reductions and cost-control measures in the short-term in response to general economic conditions and declining revenues. See "—Our restructuring plans may not result in sufficient cost savings to enable us to achieve profitability in a difficult economic environment" above.

We depend on key employees and face competition in hiring and retaining qualified employees.

    Our employees are vital to our success, and our key management, engineering, sales and other employees are difficult to replace. We generally do not have employment contracts with our key employees or maintain key person life insurance on any of our employees. The expansion of high technology companies in the San Francisco bay area and elsewhere has increased competition for highly qualified technical personnel. If we are unable to attract, assimilate, retain or motivate highly qualified technical and sales employees in the future through competitive compensation and employment policies, our ability to develop and introduce competitive new products in a timely manner may suffer.

Our common stock price is subject to volatility.

    In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. The factors relating to the fluctuations in our revenues and operating results discussed above will continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other companies in our industry and other technology companies generally. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations.

Potential volatility of our stock price may subject us to the risk of securities litigation, which could result in substantial costs and divert management's attention.

    In the past, securities class action litigation has often been instituted against companies following periods of decline in market prices of their common stock. As discussed above, the securities of high technology companies have been particularly subject to extreme price fluctuations, and securities litigation against these companies and their directors has frequently ensued. We may become a target of similar litigation. Any securities litigation that is commenced against us could result in substantial costs and diversion of management's time and attention from our business, even if we ultimately prevail in the litigation. Moreover, an adverse determination in litigation could subject us to substantial liabilities.

Our strategic equity investments are subject to equity price risk and their value may fluctuate.

    From time to time, we make investments for the promotion of business and strategic objectives with publicly traded and non-publicly traded companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Recently, the value of these investments has declined significantly, causing us to record significant impairment losses for most of these investments. We typically do not attempt to reduce or eliminate this equity price risk, through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. Moreover, our investments in non-publicly traded companies are inherently risky because the markets for the technologies or products these companies have under development are typically in the early stage and may never develop. We will continue to monitor these investments for impairment and will make appropriate reductions in the carrying value when necessary. To the extent that the fair value of these securities is less than our cost over an extended period of time, our net income would be reduced.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.

    Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain such technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expense to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

Patent or copyright infringement or product liability claims against us may result in costly litigation, cause product shipment delays and require us to enter into royalty or licensing arrangements.

    We occasionally receive communications from third parties alleging patent, trademark or copyright infringement or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. For example, at various times in recent years, we have been informed that IBM Corporation has contacted a few of our customers with respect to potential infringement of IBM patents by our customers' products which may include our software. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the embedded system could cause property damage, personal injury or economic loss, we may face product liability claims.

    Although our agreements with our customers typically contain provisions intended to limit our exposure to infringement and liability claims, these provisions may not be effective in doing so in all circumstances or in all jurisdictions. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology, cause product shipment delays or require us to enter into royalty or licensing agreements, or to pay significant damages if the claims are successful. In the case of infringement of another party's intellectual property, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

    Wind River's exposure to market risk for changes in interest rates relate primarily to its investment portfolio and debt obligations.

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

    Wind River believes an immediate 10% move in interest rates affecting Wind River's floating and fixed rate financial instruments as of October 31, 2001 would have an immaterial effect on Wind River's pretax earnings. Wind River also believes the immediate 10% move in interest rates would have an immaterial effect on the fair value of Wind River's fixed income securities.

    In March 1998, Wind River entered into a 5.9% accreting interest rate swap to reduce the impact of changes in interest rates on its floating interest rate operating lease for its new headquarters. As of October 31, 2001, the notional amount of the accreting interest rate swap was $28.5 million. In January 2001, Wind River entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on its second floating interest rate operating lease for the additional construction of its headquarters facility. The notional amount of the interest rate swap was $27.9 million. The estimated fair value of these interest rate swap liabilities at October 31, 2001 was approximately $4.0 million.

FOREIGN CURRENCY RISK

    Wind River transacts business in various foreign currencies, primarily in Japanese yen and certain European currencies. Wind River has established a foreign currency transaction hedging program, utilizing foreign currency exchange contracts for its foreign currency transaction exposures in Japan and certain European countries. While these instruments are subject to fluctuations in value, these fluctuations are offset by fluctuations in the value of the underlying asset or liability being managed, resulting in minimal net exposure for us. Wind River does not use forward contracts for trading purposes. The success of the hedging program depends on the estimation of intercompany balances denominated in various foreign currencies. To the extent that these forecasts are overstated or understated during periods of currency volatility, we may experience unanticipated currency gains or losses. Wind River's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2001, Wind River had outstanding forward contracts with notional amounts totaling approximately $15.9 million.

    The unrealized gains and losses on the outstanding forward contracts at October 31, 2001 were immaterial to Wind River's consolidated financial statements. Due to the short-term nature of the forward contracts, the fair value at October 31, 2001 was negligible. The realized gains and losses on these contracts as they matured were not material to the consolidated operations of Wind River in the third quarter of fiscal 2002.

EQUITY PRICE RISK

    Wind River owns 338,652 shares of common stock of e-Sim, Inc., an Israeli corporation. Wind River purchased the common stock prior to e-Sim's public offering. e-Sim went public in July 1998 at $7.50 per share, and on October 31, 2001, the closing price of e-Sim's stock was $0.19 per share.

    Wind River owns 90,909 shares of common stock of Tvia, Inc., a Delaware corporation. Wind River purchased the common stock prior to Tvia's public offering. Tvia went public in August 2000 at $11.00 per share, and on October 31, 2001, the closing price of Tvia's stock was $1.40 per share.

    On February 12, 2001, Wind River purchased 400,000 shares of common stock of Insignia Solutions, Ltd., a company incorporated under the laws of England and Wales, at a cost of $5.00 per share. On October 31, 2001, the closing price of Insignia was $1.66 per share.

    Wind River values the above investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet at October 31, 2001 at their aggregate market value of approximately $846,000. During the three months ended October 31, 2001, Wind River recorded a impairment on these investments of $4.3 million which represents the unrealized loss valued at October 31, 2001. The impairment was recorded as the unrealized losses on these investments were determined to be other than temporary.

    Prior to the July 1999 public offering of shares of Liberate Technologies, Inc. ("Liberate"), a Delaware corporation, Wind River purchased 208,333 shares at $4.80 per share. During the three months ended October 31, 2001, Wind River sold its remaining investment in Liberate, for a pre-tax gain of approximately $1.4 million.

    Wind River has certain other minority investments in non-publicly traded companies. These investments are included in other long-term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, Wind River recorded impairment losses of $3.6 million and $6.9 million during the three and nine month periods ended October 31, 2001, respectively, on its investments in non-publicly traded companies. As of October 31, 2001, the cost basis of the portion of Wind River's remaining investment related to non-publicly traded companies was $4.0 million. Wind River will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary. See the "Additional Risk Factors That May Affect Future Results of Operations" section of this report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In February 2001, Wind River entered into a license and distribution agreement with The MathWorks, Inc., to ensure customer support and product transition as Wind River prepared to discontinue the MATRIXx® product family. Under the agreement, in exchange for a cash payments worth $12.0 million, Wind River granted to MathWorks the exclusive distribution rights to MATRIXx for a specified time period as well as an option to purchase the MATRIXx intellectual property and assets at the end of the licensing term. The agreement requires MathWorks to provide support to customers of MATRIXx products and to provide a transition plan for customers that choose to migrate to its MATLAB® and Simulink® family of products. In July 2001, the Antitrust Division of the U.S. Department of Justice advised Wind River that it had commenced a civil antitrust investigation into whether the agreement with MathWorks was a restraint of trade in violation of the federal antitrust laws. Wind River is cooperating fully with the Justice Department. To date, in addition to issuing a civil investigative demand requesting that Wind River provide information relating to the agreement, the Justice Department has taken several depositions; however, no court action has been commenced. Wind River believes that, if the Justice Department ultimately determined to file an action in connection with this matter, it would have meritorious defenses and, although no assurance can be given, the outcome of such action would not have a material adverse effect on its business.

    On December 3, 2001, Wind River filed an action for declaratory relief in the Superior Court of California, County of Alameda, against Mentat, Inc. concerning the 1999 Distribution Agreement for Computer Software Package (the "Agreement") entered into between Wind River and Mentat. Under the Agreement, Wind River agreed to license and distribute software designed by Mentat known as WindNet Streams 1.0, which provides an interface for certain networking protocols and terminal subsystems, helpful but not commonly used in embedded applications. The dispute arose from a claim by Mentat alleging that Wind River had breached the Agreement by distributing WindNet Streams 1.0 binaries in a recent distribution of less than 100 board support packages and by including some allegedly confidential source code header files (but not the application itself) in Wind River's Tornado 2.x product. Mentat alleged damages measured at license fees of $35,000 for each WindNet Streams 1.0 binary distribution and source code license fees of $26,000 for each header file distribution. Wind River has requested that the court make a declaration that (i) the header files are not confidential source code, (ii) no misappropriation of Mentat's trade secrets has occurred, (iii) Mentat has failed to mitigate, and has not suffered, any damages, and (iv) Wind River has not breached the agreement. Wind River intends to pursue this action and defend the matter vigorously and believes it has meritorious defenses to the allegations.

    Management believes the outcome of its outstanding legal proceedings, claims and litigation, including the matters discussed herein, will not have a material adverse effect on Wind River's business, results of operations, financial condition or cash flows. However, these pending lawsuits involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. In the event of an adverse outcome, Wind River's business, financial condition and results of operations may be materially adversely affected. Wind River is unable to estimate the range of possible loss from outstanding litigation, and no amounts have been provided for such matters in the accompanying consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Stockholders held August 1, 2001, the following matters were submitted to a vote of the security holders:

    (1)  To elect the following to serve as directors of Wind River:

Name	For	Withheld
James W. Bagley	66,012,965	1,968,936
John C. Bolger	66,014,520	1,967,381
William B. Elmore	66,014,691	1,967,210
Jerry L. Fiddler	66,014,766	1,967,135
Narendra K. Gupta	65,754,729	2,227,172
Grant M. Inman	66,014,691	1,967,210
Thomas St. Dennis	65,857,852	2,124,049

    (2)  To ratify the selection of PricewaterhouseCoopers LLP as Wind River's independent accountants for the fiscal year ending January 31, 2002:

Votes for	67,659,173
Votes against	284,955
Votes abstaining	37,741

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

4.1		Indenture dated as of December 10, 2001 between the Registrant and Bankers Trust Company, as Trustee.
10.50		Separation Agreement and Release dated as of September 14, 2001 by and among Curt Shacker and the Registrant.
10.51	*
First Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated November 30, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.
10.52	*
Eighth Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated December 3, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.
10.53		Purchase Agreement dated as of December 5, 2001 by and among the Registrant, Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.
10.54		Registration Rights Agreement dated as of December 10, 2001 by and between the Registrant, Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.

*
Incorporated by reference to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 3, 2001.

(b)
Reports on Form 8-K

    Wind River filed a report on Form 8-K, dated August 7, 2001, filing the press release announcing the continuation of a significant slowdown in near-term customer spending and the implementation of measures to control costs.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: December 17, 2001	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

QuickLinks

WIND RIVER SYSTEMS, INC. FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2001 INDEX
Part I—FINANCIAL INFORMATION
WIND RIVER SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
WIND RIVER SYSTEMS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
WIND RIVER SYSTEMS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
WIND RIVER SYSTEMS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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