Form 10-K
period 2002-01-31
WIND RIVER SYSTEMS INC
filed 2002-04-30
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21342

WIND RIVER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2873391 (I.R.S. Employer Identification Number)

500 Wind River Way, Alameda, California 94501
(Address of principal executive offices, including zip code)

(510) 748-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of April 25, 2002, there were 78,931,065 shares of the Registrant's common stock outstanding. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, as of April 25, 2002, was approximately $768,972,963, based upon the last sale price reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2002.

WIND RIVER SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

        Unless stated otherwise, references in this report to "Wind River," "we," "our," or "us," refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

        Wind River Systems and the Wind River Systems logo are trademarks or registered trademarks or service marks of Wind River Systems, Inc. All other names mentioned are trademarks, registered trademarks or service marks of their respective companies or organizations.

i

PART I

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or those of our industry to be materially different from those expressed or implied by the forward-looking statements. These forward-looking statements address our expectations for future financial performance, our business and product strategy and our future plans, objectives or goals and include statements about our revenue, revenue mix, operating expense levels, commitments under existing leases, the likelihood, or impact of the settlement of litigation or an event of default on our operating leases or bonds, and research and development plans. In come cases, forward-looking statements can be identified by such words as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue" or the negatives of these words or other comparable words or expressions. Factors that may cause or contribute to actual results differing from these forward-looking statements include, but are not limited to, our ability to compete successfully in our industry, to continue to develop products for new and rapidly changing markets, to integrate acquired businesses and technologies, and others discussed under the caption "Factors That May Affect Future Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        These forward-looking statements speak only as of the date this report was filed and of information currently and actually known. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this report or to reflect the occurrence or effect of anticipated events, except as required by law.

ITEM 1. BUSINESS

Overview

        Wind River is a leading supplier of software solutions and development tools for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as cellular phones, digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Our products, including our flagship products, the Tornado® development platform and the VxWorks® real-time operating system, help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

        We simplify our customers' process of programming for these embedded systems by providing off-the-shelf software, industry-specific solution-level products and programming tools. Our off-the-shelf software includes operating systems, as well as middleware applications, such as networking and security protocols, that offer additional capabilities beyond those in the operating system. Our solution-level products integrate the operating systems with middleware to meet the requirements of specific industries. Our software programming tools help customers write their own applications for embedded systems. We also offer a range of hardware reference designs that customers can incorporate into their products or use as a development platform before a customer's custom boards are available.

        To complement our broad range of software products and hardware reference designs, our professional services team provides comprehensive design engineering services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer's product or application. We offer training through a series of formal technical courses designed to help teach developers the basics of embedded software development and the effective use of our tools, operating systems and middleware. We also provide for worldwide maintenance and support of software products.

        We sell our products to customers in a variety of markets, including aerospace, automotive, digital imaging, industrial measurement and networking. Our top fifteen customers for fiscal 2002 were Alcatel, Cisco Systems, Inc., Ericsson Radio Systems AB, Fujitsu Ltd., Hewlett-Packard Company, Intel Corporation, Lucent Technologies Inc., Lockheed-Martin Corporation, Marconi plc, Motorola, Inc., NEC Corp., Nortel Networks Corporation, Philips Electronics N.V., Raytheon Company and Siemens AG. None of these customers accounted for more than 10% of our revenue in any of the years ended January 31, 2002, 2001 or 2000.

        Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Our principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and the telephone number at that location is (510) 748-4100.

Background

        Embedded systems are incorporated into a larger device and are used to control, monitor or assist the operation of that device. As a result, embedded systems are designed to provide an immediate, predictable response to an unpredictable sequence of external events. As more powerful microprocessors have become available and have decreased in price, embedded systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new products.

        To succeed in today's increasingly competitive markets, manufacturers using embedded systems must bring complex applications for new products to market rapidly and economically. Developing embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on them have become richer in features and functions. Increasingly, embedded applications are being designed for 64-bit microprocessors, digital signal processors, and programmable logic devices. In addition, the embedded software required for the increased functionality of end devices is becoming more complex. More sophisticated software is required to develop these more complex applications, frequently including an operating system that provides developers far more features, higher performance and greater productivity than was necessary or feasible for programming prior generations of microprocessors. We provide end-to-end product solutions, including reference designs and tools to integrate software and hardware architectures, integrated development environments, operating systems, networking protocols, and "standalone" tools that can be used with non-Wind River operating systems. These flexible solutions allow customers to purchase specific products for their particular needs, while improving product reliability and time to market.

        As embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers are rising rapidly. In addition, time to market, conformance to standards, product reliability and limited internal resources have become critical issues for companies developing embedded applications.

Products and Services

        Our software platforms and development tools help customers to create complex embedded software applications more quickly, more economically, and with less risk than creating such applications using internally developed systems and tools. We market our software products in a variety of ways designed to address the needs of a wide range of customers. The requirements of these customers vary significantly. Customers seeking to design their own target applications entirely may work with Wind River as a component supplier, while those looking to outsource a larger portion of their software development effort may look to Wind River as a strategic partner.

        The cornerstone of our software products is our suite of embedded operating systems, which includes:

  •
  VxWorks and VxWorks AE, our most advanced family of operating systems;

  •
  the pSOSystem™ family of operating systems;
  •
  OSEKWorks™ in the automotive field;
  •
  the VSPWorks™ operating system, a recently acquired operating system; and
  •
  BSD/OS™, a UNIX-based operating system.

        These operating systems are suitable for use in a broad range of embedded applications, including products in automotive, consumer electronics, wireless, industrial, telecom/datacom and server management technologies.

        To complement our operating system products, we also license the Tornado integrated development environment (IDE), which consists of a development platform and associated tools allowing customers to design, develop and test their new products on their developers' workstations. The Tornado IDE includes a set of core and optional cross-development tools and utilities along with the VxWorks operating system, and allows for the integration of a wide variety of third-party tools. We also provide a line of standalone development tools that customers can use with their own proprietary operating systems or with other third-party operating systems.

        We provide optional extensions or middleware to our operating systems, which provide additional capabilities to developers, such as networking and security protocols, device management and Java virtual machines. Our middleware products act as an interface between the operating system software and specific software applications. Customers can license and incorporate these extensions and middleware into the underlying operating system to provide features required for their specific applications. As applications become more complex, especially for Web-enabled products, prepackaged middleware solutions such as those offered by Wind River have become more widely used to simplify development.

        Our product family also includes a range of hardware reference designs that help customers design and implement software solutions. Through the use of these hardware products, customers can incorporate portions of the reference design into their products or use the entire design as a development platform before a customer's custom boards are available. This allows software programming to be tested for operability and functionality, and to be corrected for errors, early in the design cycle, thereby advancing overall product development.

        To complement our broad range of software products and hardware reference designs, we provide comprehensive design services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer's product or application. These design services are offered on either a time-and-materials or fixed-price basis and can encompass a broad range of services, including fully project-managed custom hardware development, software development, and product integration. We offer training through a series of formal technical courses designed to help teach developers the basics of embedded software development and the effective use of our tools, operating systems and middleware. We also provide for worldwide maintenance and support of our software products in the field.

        We provide our software to customers through several forms of license agreements that grant the customer the right to use and distribute our products. Operating systems are generally licensed on a per-project basis and distributed by the customer for a per-unit royalty fee based on the number of target applications running the operating system and placed in distribution. The Tornado development tools are licensed for a fee based on the number of developer "seats" using the tools. Bundled software integrated for market-specific solutions are similarly licensed, combining both run-time royalties and development fees. A significant number of our licenses for standard products are "click wrap" agreements contained in the product packaging.

Market-Specific Solutions

        We offer market-specific solutions for five key markets: Aerospace/Defense, Automotive, Digital Consumer, Industrial and Network Infrastructure. These solutions are built on the Tornado IDE and Wind River operating systems and include fully integrated market-specific middleware, and development tools. With these platforms, customers are able to focus their time and engineering resources on creating unique applications within their particular market segment. These market-specific solutions include the following:

  Aerospace/Defense Market

        Tornado for DO-178B.    Tornado for DO-178B is a complete solution for customers who need DO-178B certification for VxWorks-based applications. DO-178B is an internationally recognized standard required for certifying software users in airborne systems and equipment. Typical DO-178B applications include flight management, instrument landing, and radar weather systems. Tornado for DO-178B ensures shorter time to market by reducing the risks associated with meeting DO-178B software objectives.

  Automotive Market

        Tornado for Car Infotainment.    Tornado for Car Infotainment facilitates the development of car infotainment and telematics devices, which use computer and telecommunications to enhance the functionality of automobiles. It includes Wind River's Tornado IDE, VxWorks RTOS, embedded development tools, WindML™ multimedia libraries, and Personal Jworks™ Java solution tightly integrated with automotive specific components such as Controller Area Network (CAN), IDB-C, Media Oriented System, Transport (MOST), Bluetooth and compatible with partner speech recognition, browser, OSGI and IDB-1394 technologies.

        Tornado for OSEKWorks™.    Tornado for OSEKWorks incorporates Wind River's OSEKWorks operating system into the Tornado development environment, enabling developers to design complex automotive applications quickly and cost effectively.

  Digital Consumer Market

        Tornado for Home Gateways.    Tornado for Home Gateways provides a complete set of functions needed for virtually any gateway device for the home or small office. Home gateways can range from a basic DSL or cable modem to a full "media server," which combines broadband access with multimedia capabilities. Small-business gateway equipment can include small office/home office (SOHO) routers or integrated access devices that combine data and voice capabilities.

  Industrial Market

        Tornado for Industrial Automation.    Tornado for Industrial Automation is a complete development solution that includes the VxWorks RTOS and Tornado IDE, embedded development tools and industrial automation specific networking protocols. It is designed to shift the focus of embedded industrial device developers from the integration of enabling technologies to the development of the application itself—thus resulting in faster time to market.

  Network Infrastructure Market

    Carrier and Enterprise

        Tornado for Managed Switches.    Tornado for Managed Switches (TMS) provides a complete set of functions for enterprise-class data networking switch and router equipment. TMS includes the Tornado II development environment and VxWorks plus communications protocols packaged so that customers can build different classes of data networking equipment.

    Servers and Storage

        Tornado for Intelligent I/O.    Tornado for Intelligent I/O (TIO), helps networking and data storage equipment keep pace with the enormous data throughput demands of the Internet. TIO provides additional intelligence to offload the management of networking tasks from server and storage products, thereby increasing overall system performance and capabilities.

        Tornado for Intelligent Network Acceleration.    Tornado for Intelligent Network Acceleration (TINA) accelerates the TCP/IP processing of a system by offloading the TCP/IP stack to dedicated embedded processors. Direct benefits include increased networking and storage networking bandwidth potential, as well as increased overall server performance.

Strategic Alliances, Acquisitions and Investments

        The technology related to the embedded market in which we compete is dramatically and rapidly increasing in complexity. To continue to develop and deliver complete solutions for our customers and to retain our competitive advantage in the market place, we have pursued, and will continue to pursue, a strategy of acquiring key businesses and technologies, making selected investments in companies to partner in the development of key technologies and forming strategic alliances with significant customers. Additionally, we have in the past made, and in the future may make, investments for the promotion of business and strategic objectives in both publicly traded and private companies. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for more information about our investments.

        During fiscal 2002, we acquired certain assets and software products from Eonic Systems N.V. and Berkeley Software Design, Inc., as well as the Telenetworks division of Next Level Communications, Inc. These acquisitions, along with those made in fiscal 2001 and 2000, have allowed us to add key technologies to our market specific solutions, integrated development solutions and hardware solutions. See "Factors That May Affect Future Results—Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt and harm our reporting results" under Item 7 for a discussion of the risks associated with acquisitions.

        We believe that having many strategic relationships with semiconductor manufacturers and embedded device manufacturers is important to our future success in the embedded systems marketplace. These relationships help us leverage significant investments made to drive innovation and standards across the industry and to better serve our customers' overall needs. As a result, we enter into many of these relationships, including: value added reseller agreements that focus on certain markets with target-specific applications; the WindLink™ and Wind River Direct programs which provide for joint marketing and sales arrangements with certain developers of third-party applications for industry-specific features; and the Center of Excellence programs in which we partner with leading microprocessor manufacturers to facilitate the porting, interfacing, and optimizing of our software across various families of microprocessors. We have strategic relationships with many of the major semiconductor companies including Advanced RISC Machines Ltd., Broadcom Corporation, Fujitsu Ltd., Hitachi, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., Motorola, Inc., NEC Corp., PMC-Sierra, Inc., Philips Electronics N.V., ST Microelectronics, Texas Instruments Incorporated, and Xilinx, Inc. We have ported our technologies to their semiconductors, allowing us to leverage our partners' sales channels to give our products broader market exposure. We received $4.5 million, $1.0 million and $600,000 of funded research and development related to our Center of Excellence initiative, which offset a portion of our gross research and development expenses in fiscal years 2002, 2001 and 2000, respectively. We expect the Center of Excellence program to continue to help fund our research and development costs for fiscal 2003 at dollar levels similar to or slightly below fiscal 2002 levels.

        These strategic relationships are complex because some of the companies that are our strategic partners in certain business areas are also our competitors in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open-source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and maintaining these strategic relationships, our business may be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

Customers

        Our products have been deployed by a broad range of organizations, including companies in the following industries: global networking (both data and voice), digital imaging, digital consumer electronics, computers and peripherals, defense electronics and aerospace, research, automotive control and telematics, and industrial measurement and control. Our customers consist of end-users, distributors, original equipment manufacturers, system integrators and value-added resellers. No single customer has accounted for more than 10% of our total revenues in any of fiscal years 2002, 2001 or 2000.

Marketing, Sales and Distribution

        We market our products and services in North America, Europe, Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespersons, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sales and post-sales support. As of January 31, 2002, we had 279 sales employees located throughout North America, 134 sales employees throughout Europe, 50 sales employees in Japan and 31 sales employees in the Asia Pacific region. As of January 31, 2002, we had 109 employees in marketing, 170 employees in professional services and 152 employees in customer support.

        We have licensed certain international distributors, primarily in the Asia Pacific region, principally to serve customers in regions not serviced by our direct sales force. We have also established strategic relationships with computer, semiconductor, and software vendors, as well as a number of system integrators worldwide that enable us to further broaden the geographic and market scope for our products. During fiscal 2002, we completed the transition to a direct sales model in Japan from our joint venture arrangement with three master distributors. Revenues in Japan declined 9% to $37.3 million in fiscal 2002 compared to $40.8 million in fiscal 2001. The decline in revenues in Japan resulted primarily from the transition from a distribution model to selling through our direct sales force in Japan. See "Factors That May Affect Future Results—Our significant international business activities subject us to increased costs and economic risks" under Item 7 for further discussion of the risks associated with our international operations generally and with our operations in Japan specifically.

        Revenues from sales to customers outside of North America represented $135.8 million, $137.3 million and $117.3 million, or approximately 39%, 31% and 37% of total revenue in fiscal 2002, 2001 and 2000, respectively. See Note 15 of Notes to Consolidated Financial Statements for further information about our international sales. Prices for international customers are quoted primarily in local currency and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are invoiced primarily in local currency. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for a discussion of the foreign currency fluctuation risks we face.

        We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Historically, quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years, but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year. However, due primarily to the recent downturn in the United States economy, our revenues for each quarter in fiscal 2002 decreased over the levels of like quarters in fiscal 2001. See "Factors That May Affect Future Results—Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period." under Item 7.

Competition

        The embedded software industry is highly competitive. See "Factors That May Affect Future Results—We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices" under Item 7 for a further description of factors that may impact our competitive position.

        Our principal competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop operating systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult.

        Additionally, we compete with independent software vendors, including Accelerated Technology, Inc. (recently acquired by Mentor Graphics Corp.), ENEA OSE Systems AB, Green Hills Software, Inc., Microsoft Corporation, QNX Software Systems, Ltd., and Symbian Inc., as well as a number of other vendors that address one or more segments of the embedded system design process.

        We also compete with open-source software vendors that promote the royalty-free Linux operating system for use in embedded applications, including Red Hat, Inc., LynuxWorks, and MonteVista Software, Inc. The open-source licensing model provides readily available source code and a royalty-free operating system, and leverages the added functionality and design improvements available from contributors to the open source community.

        We believe that the primary competitive factors in the industry center around the way customers and potential customers manage their process of software development. Key factors driving their approach to software development include managing limited internal resources, controlling costs, minimizing development time and limiting their risks. As a result, the major competitive factors in our industry are reliability, performance and price, as well as customer support. We believe that we compete favorably with respect to each of these factors.

Product Development and Engineering

        We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2002, our product development and engineering group included 556 full-time employees. During fiscal 2002, 2001 and 2000, product development and engineering expenses were $88.7 million, $83.0 million and $55.3 million, respectively, excluding capitalized software development costs. During the fiscal years ended January 31, 2002, 2001 and 2000, we incurred product and development and engineering expenses that qualified for capitalization of $852,000, $1.0 million and $1.6 million, respectively. We anticipate that we will continue to commit substantial resources to research and product development in the future. See "—Strategic Alliances, Acquisitions and Investments" above for information on research and development funded by third parties through our Center of Excellence program.

Proprietary Rights

        Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret, and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code. See "Factors That May Affect Future Results—The rights we rely upon to protect our intellectual property may not be adequate, which could enable third parties to use our technology and reduce our ability to compete" under Item 7.

        Wind River and the Wind River logo are registered trademarks in the United States and other countries worldwide. We have used, registered, and/or applied to register specific trademarks and service marks to distinguish many of our products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

        We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2002, we have been issued 12 patents in the United States, none of which have expired. The expiration dates of these patents range from 2006 to 2018. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Manufacturing and Backlog

        Our manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Limited manufacturing is currently performed at our Sunnyvale, California facility. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials. We also manufacture and assemble our hardware development tools at our factory in Canton, Massachusetts. We do not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry. Backlog was approximately 6 to 7 weeks and 7 to 11 weeks of sales at January 31, 2002 and 2001, respectively. Backlog includes orders that may be filled at various times throughout the fiscal year.

Employees

        At January 31, 2002, we had 1,796 employees, including 603 in sales and marketing, 322 in professional services and support activities, 556 in product development and engineering and 315 in management, operations, finance and administration. Of these employees, 1,348 were located in North America and 448 were located outside of North America. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

ITEM 2. PROPERTIES

        Our corporate headquarters are based in Alameda, California. The campus provides approximately 273,000 square feet of space. See Note 14, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements as well as "Liquidity and Capital Resources" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of the synthetic lease agreements related to the Alameda facility. We also own approximately 150,000 square feet of office space in Sunnyvale, California.

        In addition, we lease a number of customer training facilities in the United States, Europe and the Asia Pacific region. We also lease a number of sales and services, manufacturing, and research and development offices in North America, Europe, Japan and the Asia Pacific region.

ITEM 3. LEGAL PROCEEDINGS

        In February 2001, we entered into a license and distribution agreement with The MathWorks, Inc. ("TMW"), to ensure customer support and product transition as we prepared to discontinue our MATRIXx® product family. Under the agreement, in exchange for cash payments totaling $12.0 million, we granted to TMW the exclusive distribution rights to MATRIXx for a period of two and a half years, as well as an option to purchase the MATRIXx intellectual property and assets at the end of the licensing term for an additional payment. In July 2001, the Antitrust Division of the U.S. Department of Justice commenced a civil antitrust investigation into whether our agreement with TMW was in violation of the federal antitrust laws. Wind River has cooperated fully with the Justice Department and expects to resolve the matter without any enforcement action being commenced and without incurring any material financial loss.

        On December 3, 2001, we filed an action for declaratory relief in the Superior Court of California, County of Alameda, against Mentat, Inc. concerning the 1999 Distribution Agreement for Computer Software Package (the "Agreement") entered into between Wind River and Mentat. Under the Agreement, we agreed to license and distribute software designed by Mentat known as WindNet Streams 1.0, which provides an interface for certain networking protocols and terminal subsystems, helpful but not commonly used in embedded applications. The dispute arose from a claim by Mentat alleging that we had breached the Agreement by distributing WindNet Streams 1.0 binaries in a recent distribution of less than 100 board support packages and by including some allegedly confidential source code header files (but not the application itself) in Wind River's Tornado 2.x product. Mentat alleged damages measured at license fees of $35,000 for each WindNet Streams 1.0 binary distribution and source code license fees of $26,000 for each header file distribution. We have requested that the court make a declaration that (i) the header files are not confidential source code, (ii) no misappropriation of Mentat's trade secrets has occurred, (iii) Mentat has failed to mitigate, and has not suffered, any damages, and (iv) Wind River has not breached the agreement. On December 18, 2001, Mentat filed a counter claim and response to our action making the same allegations set forth above. We intend to pursue this action and defend the matter vigorously and believe we have meritorious defenses to the allegations.

        We believe that the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements. If we are not successful in defending these claims, our business, financial condition and results of operations could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The names of our executive officers, their ages as of April 25, 2002, and their positions are shown below:

Name	Age	Title
Jerry L. Fiddler	50	Chairman of the Board
Thomas M. St. Dennis	48	President, Chief Executive Officer and Director
David G. Fraser	38	Vice President and General Manager of the Networks Business Unit
John C. Fogelin	36	Chief Technical Officer and Vice President and General Manager of the Embedded Technologies Business Unit
Stephen A. Kennedy	42	Vice President of Worldwide Sales and Marketing
Marla A. Stark	49	Vice President, General Counsel and Assistant Secretary
Michael W. Zellner	46	Vice President of Finance, Chief Financial Officer and Secretary

        Mr. Fiddler co-founded Wind River in February 1983, and currently serves as Chairman of the Board. From February 1983 to March 1994, he served as Chief Executive Officer of Wind River. He served as interim Chief Executive Officer from April to September 1999. Prior to founding Wind River, he was a computer scientist in the Real-Time Systems Group at Lawrence Berkeley Laboratory. Mr. Fiddler holds a B.A. in music and photography and a M.S. in computer science from the University of Illinois.

        Mr. St. Dennis joined Wind River in September 1999 as President and Chief Executive Officer and as a Director. From July 1992 to September 1999, Mr. St. Dennis was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as Group Vice President and President of the Planarization and Dielectric Deposition Products Business Group. From 1987 to 1992, Mr. St. Dennis was Vice President of Technology at the Silicon Valley Group, Inc., also a semiconductor equipment manufacturer. From 1983 to 1987, he served as Vice President of Sales and Marketing at Semiconductor Systems, Inc., a semiconductor company. Mr. St. Dennis has a B.S. and a M.S. in physics from the University of California at Los Angeles.

        Mr. Fraser joined Wind River in September 1991 and currently serves as Vice President and General Manager of the Networks business unit. Mr. Fraser has previously held a number of positions at Wind River, including Vice President of Engineering and Director of Product Development. From 1988 to 1991, he served as a Product Marketing Manager at Unisys Corporation, an information services and technology company. From 1985 to 1988, he was a software engineer at Hewlett-Packard Corporation, a provider of computing and imaging solutions and services, in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

        Mr. Fogelin joined Wind River in May 1987 and currently serves as Chief Technical Officer and Vice President and General Manager of the Embedded Technologies business unit. He has held a number of positions at Wind River, including Chief Technologist, Director of Application Environments, Vice President of Core Technology, Vice President of Technology, and Vice President of Platform Engineering.

        Mr. Kennedy joined Wind River in May 2001 as Vice President of Worldwide Sales and Marketing. From December 1999 until May 2001, Mr. Kennedy was Senior Vice President Worldwide Sales and Marketing at SONICblue, Incorporated, a manufacturer of digital media, consumer electronic, Internet appliance and home networking products. Prior to that, Mr. Kennedy spent 10 years at Quantum Corporation, a manufacturer of data storage and protection products, where he most recently served as the Executive Vice President Worldwide Sales and Marketing. Mr. Kennedy holds a B.A. in business with a concentration in sales and marketing from Portsmouth University, Portsmouth, England.

        Ms. Stark joined Wind River in September 1999 and currently serves as Vice President, General Counsel and Assistant Secretary. Previously, Ms. Stark was Vice President of Intellectual Property and Legal Affairs. From 1995 to 1999, she served as the Managing Director of Intellectual Property Litigation at Applied Materials, a semiconductor equipment manufacturer, and from 1993 to 1995, as Vice President and General Counsel of Conner Peripherals Inc., a supplier of disk drives and memory storage management systems. Prior to that, Ms. Stark was in private practice as an attorney at Wilson Sonsini Goodrich & Rosati, a Professional Corporation, and Brown & Bain. Ms. Stark holds a B.A. from Stanford University and a J.D. from the University of California, Hastings School of Law.

        Mr. Zellner joined Wind River in September 2000 as Vice President of Finance, Chief Financial Officer and Secretary. From 1991 to 2000, Mr. Zellner was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as a Senior Director of Finance. Prior to joining Applied Materials, from 1979 to 1991, he served in various financial roles at Unisys Corporation, a computer systems and information management company. Mr. Zellner has completed the Stanford Executive Program at Stanford University Graduate School of Business and holds a B.B.A. and M.B.A. in accounting from Florida Atlantic University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol WIND. At April 25, 2002, there were approximately 825 stockholders of record of our common stock. The last sale price of our common stock as reported by the Nasdaq National Market on April 25, 2002 was $11.00 per share. The following table sets forth the low and high sales prices on the Nasdaq National Market for the quarters indicated:

	Low	High
Fiscal 2001
First quarter ended April 30, 2000	$25.38	$66.13
Second quarter ended July 31, 2000	27.13	44.44
Third quarter ended October 31, 2000	27.06	50.63
Fourth quarter ended January 31, 2001	28.00	47.63
	Low	High
Fiscal 2002
First quarter ended April 30, 2001	$17.50	$37.75
Second quarter ended July 31, 2001	14.05	29.25
Third quarter ended October 31, 2001	9.70	16.23
Fourth quarter ended January 31, 2002	14.23	20.14

        We have not paid cash dividends in the past and do not plan to pay dividends on our common stock in the foreseeable future. We presently intend to retain all of our earnings for use in our business.

        Under the terms of a purchase agreement dated December 10, 2001, we sold $150.0 million principal amount of 3.75% convertible subordinated notes due December 15, 2006, to Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC, which principal amount included notes purchased pursuant to an option that was granted to the initial purchasers. The issuance and sale of the notes to the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 by Section 4(2) of such act and the subsequent offering of the notes by the initial purchasers was exempt from such registration provisions under Rule 144A under such act. The notes were sold for cash. The aggregate proceeds from the sale of the notes were $150.0 million and the aggregate discount to the initial purchasers was $4.5 million. The notes are convertible at any time before maturity into our common stock at an initial conversion price of $24.115 per share, subject to specified anti-dilution adjustments. We may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances we may redeem the notes prior to 2004.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below should be read in conjunction with the more detailed Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Annual Report on Form 10-K are derived from audited Consolidated Financial Statements not included herein and have been restated to reflect historical financial information of RouterWare, Inc. and Integrated Systems, Inc. through 1998. We acquired RouterWare, Inc. in June 1999 and Integrated Systems, Inc. in February 2000; both acquisitions were accounted for as poolings of interests.

	Years Ended January 31,
(In thousands, except per share amounts)
	2002	2001	2000	1999		1998
Consolidated Statement of Operations Data:
Revenues	$351,072	$437,984	$316,054	$265,156		$214,019
Income (loss) from operations	(374,952)	(86,332)	16,212	42,284	(1)	15,006	(3)
Net income (loss)	(375,634)	(76,391)	10,363	35,256	(2)	10,399	(3)
Net income (loss) per share:
Basic	(4.84)	(1.05)	0.16	0.57	(2)	0.17	(3)
Diluted	(4.84)	(1.05)	0.15	0.54	(2)	0.16	(3)
	As of January 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Working capital	$126,460	$145,227	$106,749	$80,569	$175,313
Total assets	607,620	1,003,505	569,090	472,748	418,961
Convertible subordinated notes and long-term debt	150,000	140,000	140,598	140,000	140,000
Stockholders' equity	348,141	706,747	301,216	252,683	209,318

(1)
Operating income includes the effect of $780,000 of amortization of goodwill, purchased technology and other intangibles, $6.3 million in other charges associated with arbitration expenses from a legal settlement and $2.2 million incurred for the retirement package of the former chief executive officer of Integrated Systems, Inc.

(2)
Net income and net income per share includes those items stated in (1) above, together with a one-time tax benefit of $2.4 million.

(3)
Operating income, net income and net income per share include the effect of $15.2 million in acquisition related charges associated with the purchase of in-process technologies from Liberate Technologies, Inc. and Objective Software Technology, Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Wind River is a leading supplier of software solutions and development tools for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as cellular phones, digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Our products, including our flagship products, the Tornado® development platform and the VxWorks® real-time operating system, help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. We sell our products to customers in a variety of markets, including aerospace, automotive, digital imaging, industrial measurement and networking.

        We market our products and services in North America, Europe, Japan and the Asia Pacific region primarily through our own direct sales organization, which consists of sales persons and field engineers. We also license international distributors, primarily in the Asia Pacific region, principally to serve customers in regions not serviced by our direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

Overview of Fiscal 2002

        During the second quarter of fiscal 2002 we began to be significantly impacted by the current economic downturn in the high-technology sector. As a result, our revenues for fiscal 2002 were $351.1 million compared to $438.0 million in fiscal 2001, representing a decrease of 20%. We experienced a decline in both our product and service revenues, in part due to our customers' having delayed or canceled, in whole or in part, their purchase decisions due to their own economic situations.

        Our net loss in fiscal 2002 was $375.6 million compared to $76.4 million in the previous fiscal year. In addition to the impact of declining revenues on our net loss, our financial statements also reflected an impairment charge relating to goodwill and purchased intangibles of $257.4 million and a restructuring charge of $21.7 million. The impairment charge related primarily to intangibles acquired from Embedded Support Tools Corporation, Rapid Logic, Inc. and AudeSi Technologies Inc., which were acquired through purchase transactions completed in the prior fiscal year. The restructuring charge related to severance and excess facilities costs incurred as a result of our decision to implement various cost-control and reorganizational measures to reduce operating costs in response to the economic downturn. During the second quarter, we implemented various cost-saving measures, including reducing our headcount, reducing executive compensation, implementing a program of office closure days and reducing discretional spending on items such as consulting and travel. We were not able to reduce our fixed and variable costs as quickly as the decline we experienced in the demand for our products.

        During fiscal 2002 we also repurchased and redeemed $140.0 million of our 5.0% convertible subordinated notes and in December 2001, we issued $150.0 million of new 3.75% convertible subordinated notes. We have substantial debt service, principal repayment and lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

        See "—Results of Operations—Years Ended January 31, 2002 and 2001" and "—Factors That May Affect Future Results—The recent economic downturn has adversely impacted and may continue to impact our revenues and earnings" for a further discussion of the impact of the economic downturn on us.

Critical Accounting Policies

        The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Note 2 to the Consolidated Financial Statements describes our significant accounting policies. However, those policies that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are as follows and are discussed below.

  •
  Revenue recognition

  •
  Estimating sales returns and allowance for doubtful accounts

  •
  Valuation of investments and long-lived assets, including goodwill and purchased intangibles

  •
  Accounting for off-balance sheet operating leases

  •
  Accounting for income taxes

  Revenue Recognition

        We derive revenues from two sources: (i) product revenues and (ii) service revenues. Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. We license our software products under perpetual as well as time-based arrangements. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contract renewals are generally sold separately from our products. Our customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers. Agreements generally do not allow the right of return or sales price adjustments.

        We recognize revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition."

        We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

          Persuasive evidence of an arrangement exists.    It is our customary practice to have written non-cancelable contracts and a customer purchase order prior to recognizing revenues on an arrangement.

          Delivery has occurred.    Product revenues for software and hardware are recognized at the time of shipment or upon the delivery of a product master, with standard transfer terms of FOB shipping point. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. If only non-essential products or services are undelivered and if evidence of fair value of all undelivered elements exists, then revenue is recognized using the residual method. Under the residual method, the recognition of fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

          We recognize revenues from one-year time-based licenses ratably over the term of the agreement. For multi-year time-based licenses, we defer recognition of the fees associated with the VSOE of the maintenance and support over the term of the license and recognize the residual contract amount in the period in which the agreement is signed, so long as we have VSOE for undelivered elements, which typically consist of maintenance and support. Where VSOE does not exist for undelivered elements, we recognize the fees ratably over the term of the multi-year license.

          Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of royalty reports related to the sale of product to an end-user, depending on our historical experience with these customers.

          Service revenues from professional services contracts are recognized as the services are performed for time-and-materials contracts and using the percentage-of-completion basis for fixed-price contracts. Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which in most instances is one year. Service revenues from training and consulting are recognized when the services are provided.

          The vendor's fee is fixed or determinable.    At the time of each transaction, we assess whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If any portion of a fee is due after our standard payment terms, which are generally no greater than 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

          Collection is probable.    We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers' financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

        Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. We must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

  Estimating sales returns and allowance for doubtful accounts

        We record estimated reductions in revenue for potential returns of products by customers. As a result, management must make estimates of potential future product returns related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products.

        Similarly, management makes estimates of the uncollectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result.

  Valuation of investments and long-lived assets, including goodwill and purchased intangibles

        We have made long-term minority investments in a number of private and publicly traded companies. We record an impairment charge when an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors, including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

        Our long-lived assets include goodwill and other purchased intangible assets. In determining the fair value of these assets, we assess the recoverability of goodwill and other purchased intangibles which requires that management make assumptions regarding estimated future cash flows associated with such assets and other factors. We review such assets for impairment when a change in circumstances indicates a potential decline in value and, if they are determined to be impaired, we record an impairment charge. The impairment charge for assets held for use is determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangibles using an appropriate discount rate that incorporates our cost of capital and the risk profile of the associated investment. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets not previously recorded. During fiscal 2002, we recorded an aggregate charge of $257.4 million related to impairment of goodwill and purchased intangibles. In addition, we are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests (see "—Recent Accounting Pronouncements" below). The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle. For details about the impairment charges we recorded during fiscal 2002, please see "—Results of Operations—Years Ended January 31, 2002 and 2001—Impairment of Goodwill and Purchased Intangibles" below.

  Accounting for off-balance sheet operating leases

        We have entered into two operating leases relating to the corporate headquarters facility in Alameda, California, which are commonly referred to as "synthetic leases." A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. Our synthetic leases are treated as operating leases for accounting purposes and financing leases for tax purposes. See "Liquidity and Capital Resources" below for more information on our synthetic leases.

  Accounting for income taxes

        Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on estimates of taxable income by jurisdiction in which we operate and the period over which these deferred tax assets will be recoverable. Should we determine that we would be able to realize our deferred tax asset in the foreseeable future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Acquisitions

        During the last few years we have completed several acquisitions that have allowed us to pursue our strategy of adding key businesses and technologies to develop more complete solutions for our customers and to retain our competitive advantage in the market place. Major business acquisitions during recent fiscal years are discussed in the following paragraphs. Please see "—Factors That May Affect Future Results—Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results" for a discussion of risks involved with our acquisitions.

        On June 30, 1999, we completed our acquisition of RouterWare, Inc. ("RouterWare"), a developer of software modules used in data communications products such as bridges, routers, gateways and remote access servers, in a stock-for-stock merger transaction. The acquisition was accounted for as a pooling of interests and all of our financial data has been restated to include the historical financial information of RouterWare.

        On February 15, 2000, we completed our acquisition of Integrated Systems, Inc. ("Integrated Systems"), a developer of software tools for the embedded systems market, in a stock-for-stock merger transaction. The acquisition was accounted for as a pooling of interests and all of our financial data has been restated to include the historical financial information of Integrated Systems.

        The following acquisitions were accounted for as a purchase and the results of operations are included in our results from the respective dates of acquisition:

        On March 31, 2000, we completed our acquisition of Embedded Support Tools Corporation ("Embedded Support Tools") in a stock-for-stock merger transaction with a total purchase price of $331.6 million. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems.

        On May 1, 2000, we completed our acquisition of AudeSi Technologies Inc. ("AudeSi"), in a transaction involving Canadian exchangeable shares with a total purchase price of $52.4 million. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices.

        On July 14, 2000, we acquired ICESoft AS ("ICESoft"), a developer of innovative embedded Internet browsing technologies for intelligent devices, for a total purchase price of $24.6 million consisting of cash of $24.5 million and acquisition costs of approximately $100,000.

        On October 24, 2000, we completed our acquisition of Rapid Logic, Inc. ("Rapid Logic"), in a stock-for-stock merger transaction for a total purchase price of $57.5 million. Rapid Logic is a provider of advanced device management technologies for networking equipment and other intelligent devices.

        On April 18, 2001, we purchased certain identified software assets, including an operating system for digital signal processors from Eonic Systems N.V. ("Eonic"), for a total purchase price of $15.5 million, consisting of $15.0 million in cash and approximately $542,000 in acquisition-related costs.

        On May 4, 2001, we purchased from Berkeley Software Design, Inc. ("BSDI") certain identified software assets, including the BSDI operating system, a UNIX-based code suitable for various Internet applications, for a total purchase price of $23.4 million, consisting of approximately $22.9 million in cash and $507,000 in acquisition-related costs. Prior to the closing of the transaction, we loaned $7.5 million to BSDI to repay BSDI creditors.

        On October 10, 2001, we purchased the assets of the Telenetworks division of Next Level Communications, Inc. ("Telenetworks"), for a total net purchase price of $5.6 million, consisting of approximately $5.5 million in net cash and $100,000 in acquisition costs.

Results of Operations

        Our results of operations presented below have been restated to include the historical financial information of RouterWare and Integrated Systems, which were acquired in transactions accounted for as poolings of interests. Acquisitions accounted for as purchase transactions have been included from the date of their purchase. The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Years Ended January 31,
	2002	2001	2000
Revenues, net:
Products	68%	71%	67%
Services	32	29	33

Total revenues	100	100	100

Cost of revenues:
Products	7	8	9
Services	18	15	14

Total cost of revenues	25	23	23

Gross profit	75	77	77

Operating expenses:
Selling and marketing	44	39	39
Product development and engineering	25	19	17
General and administrative	10	9	11
Amortization of goodwill and purchased intangibles	23	22	2
Acquisition-related costs and other	—	8	3
Restructuring costs	6	—	—
Impairment of goodwill and purchased intangibles	74	—	—

Total operating expenses	182	97	72

Income (loss) from operations	(107)	(20)	5

Other income (expense):
Interest income	5	5	6
Interest expense	(2)	(2)	(2)
Other income (expense), net	(3)	2	(1)

Total other income	—	5	3

Income (loss) before provision for income taxes	(107)	(15)	8
Provision for income taxes	—	3	5

Net income (loss)	(107)%	(18)%	3%

Years Ended January 31, 2002 and 2001

  Revenues

        Revenues consist of product revenues and service revenues, net of sales returns and other allowances. Product revenues consist of royalties and fees for operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $351.1 million and $438.0 million in fiscal 2002 and 2001, respectively.

The decrease in total revenues of 20% in fiscal 2002 is due to a decline in product and service revenues resulting primarily from the current economic downturn in the high technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers' products, and as our customers' sales decline, our royalty revenue declines as well. Our product revenues, excluding run-time royalties, decreased 25% to $157.5 million in fiscal 2002, compared to $209.6 million in fiscal 2001. Run-time royalties declined 20% to $80.5 million in fiscal 2002, compared to $100.1 million in fiscal 2001. Product revenues accounted for approximately 68% and 71% of total revenues in fiscal 2002 and 2001, respectively. Service revenues accounted for approximately 32% and 29% of total revenues in fiscal 2002 and 2001, respectively.

        Product revenues decreased 23% to $238.0 million in fiscal 2002, compared to $309.7 million in fiscal 2001. The decline in product revenues is primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of products deployed, largely as a result of the current economic downturn in the high-technology sector. During fiscal 2002, some of our customers deferred or canceled projects, in whole or in part, and experienced budgeting constraints causing a reduction in their purchases of our products.

        Service revenues decreased 12% to $113.1 million in fiscal 2002, compared to $128.3 million in fiscal 2001. The decrease was primarily due to lower customer demand for maintenance, consulting and training services primarily as a result of the current economic downturn in the high technology sector. Maintenance revenues decreased 9% from $63.9 million in fiscal 2002, compared to $70.4 million in fiscal 2001. Other service revenues declined 15% to $49.2 million in fiscal 2002 from $57.9 million in fiscal 2001.

        Revenues from international sales decreased by 1% to $135.8 million in fiscal 2002 from $137.3 million in fiscal 2001. The overall decrease was due to a 9% decline in revenues from Japan and an 11% decrease in revenues from Europe. The decline in revenues in Japan resulted primarily from the transition to a direct sales model in Japan from a distribution model. Revenues in Japan were $37.3 million in fiscal 2002, compared to $40.8 million in fiscal 2001. The decline in Europe was primarily a result of local economic slowdowns, which caused lower customer demand for our products and services. Revenues in Europe were $72.2 million in fiscal 2002, compared to $81.3 million in fiscal 2001. This decline was offset by a 74% increase in revenues from Asia Pacific, which were $26.3 million in fiscal 2002 compared to $15.2 million in fiscal 2001. Overall, however, international sales were not as adversely affected by the decrease in customer spending as domestic sales. As a result, international revenues accounted for 39% of total revenues for fiscal 2002, compared to 31% in fiscal 2001. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

        We cannot predict how long or severe the current economic downturn will be or whether any actions taken by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues and our revenue recognition policy see "—Factors That May Affect Future Results—Our significant international business activities subject us to increased costs and economic risks" and "—Critical Accounting Policies—Revenue Recognition," respectively.

  Cost of Revenues

        The overall cost of products and services as a percentage of total revenues was 25% in fiscal 2002, compared to 23% in fiscal 2001.

        Cost of products was $26.1 million and $36.6 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 29% from fiscal 2001 to fiscal 2002. Product-related cost of revenues as a percentage of product revenues was 11% in fiscal 2002, compared to 12% in fiscal 2001. Product-related costs consist primarily of salaries and benefits for production employees, product media, amortization of capitalized software development costs, and royalty payments to third parties for the use of their software, documentation and packaging. The decline in product-related costs as a percentage of product revenue in fiscal 2002 was primarily due to lower amortization expense relating to capitalized software development costs, and lower third-party royalty costs. Amortization of capitalized software development costs and third-party royalty costs included in cost of products for fiscal 2002 and 2001 amounted to $1.5 million and $2.4 million, and $9.9 million and $17.7 million, respectively. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

        Cost of services was $60.6 million and $63.3 million in fiscal 2002 and 2001, respectively, a decrease of 4%. Service-related cost of revenues as a percentage of service revenues was 54% in fiscal 2002, compared to 49% in fiscal 2001. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in fiscal 2002 was primarily due to reduced utilization of outside consultants and a reduction of full-time employees as part of the restructuring program implemented during the second quarter of fiscal 2002. Our consulting costs in fiscal 2002 were $5.1 million compared to $8.7 million in fiscal 2001. The increase in service-related costs as a percentage of service revenues in fiscal 2002 was due to a greater decline in the service revenues base than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization. We expect that the cost of service revenues will increase in absolute dollars in the long term as we continue to increase our professional service organization and customer support capabilities. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on progress of various consulting and professional service projects.

  Selling and Marketing Expenses

        Selling and marketing expenses were $154.6 million and $172.2 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 10% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, selling and marketing expenses were 44% in fiscal 2002, compared to 39% in fiscal 2001. The decrease in absolute dollars of selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and decreased expenditures in various areas, primarily internal sales events and recognition programs, relating to our restructuring program implemented during the second quarter of fiscal 2002. Sales commission costs and internal sales events and recognition programs decreased by $17.6 million and $4.4 million, respectively, in fiscal 2002 compared to fiscal 2001. This decrease was offset in part by an increase in the provision for doubtful accounts of $3.8 million in fiscal 2002, due to an increase in the number of customers filing for bankruptcy in fiscal 2002 compared to fiscal 2001. The increase in these expenses as a percentage of revenues was due to an overall lower revenue base and expenses declining at a lower rate than revenues. We believe selling and marketing expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

  Product Development and Engineering Expenses

        Product development and engineering expenses were $88.7 million and $83.0 million in fiscal 2002 and 2001, respectively, reflecting an increase of 7% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, product development and engineering expenses were 25% in fiscal 2002, compared to 19% in fiscal 2001. The increase in product development and engineering expenses was primarily due to the increase in staff and associated support for engineers to expand and enhance our product lines and the addition of engineering staff as a result of acquisitions completed in late fiscal 2001 and early 2002. We added 41 employees to our engineering staff during fiscal 2002 as a result of our acquisitions of Eonic, BSDI and Telenetworks. The increase in costs as a percentage of revenues in fiscal 2002 compared to 2001 was primarily due to an overall lower revenue base and expenses declining at a lower rate than revenues. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development. In addition, we received $4.5 million and $1.0 million of funded research and development related to our Center of Excellence initiative, which offset a portion of our gross research and development expenses in fiscal years 2002 and 2001, respectively. We expect the Center of Excellence program to continue to help fund our research and development costs for fiscal 2003 at dollar levels similar to or slightly below fiscal 2002 levels.

  General and Administrative Expenses

        General and administrative expenses were $36.6 million and $40.0 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 8% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, general and administrative expenses were 10% in fiscal 2002, compared to 9% in fiscal 2001. General and administrative expenses in absolute dollars declined due to our implementation, during the second quarter of fiscal 2002, of cost-control measures in various areas, primarily consulting and travel costs. Our consulting and travel costs decreased by $2.0 million in fiscal 2002 as a result of this increased focus on reducing costs. The increase in expenses as a percentage of total revenues in fiscal 2002 was primarily a result of revenues declining at a higher rate than general and administrative expenses. We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the restructuring program discussed above. However, we do expect an increase in absolute dollars in the long term, as we continue to invest in worldwide staff and infrastructure in the areas of information systems and finance and administration, and continue to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

        We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on certain headcount data. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

  Amortization of Goodwill and Purchased Intangibles

        Amortization of goodwill and purchased intangibles totaled $81.2 million and $95.9 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 15% from fiscal 2001 to fiscal 2002. The decrease in amortization in fiscal 2002 compared to 2001 primarily related to the reduced carrying value of goodwill and purchased intangibles as a result of the $257.4 million impairment charge recorded during fiscal 2002. The decrease was offset by additional amortization resulting from acquisitions occurring during fiscal 2002. Acquisitions made subsequent to June 30, 2001 are accounted for under non-amortization methods consistent with Statement of Financial Accounting Standards ("SFAS") No. 141. See "—Recent Accounting Pronouncements" and Note 2 of Notes to Consolidated Financial Statements for an explanation of SFAS No. 141. We will continue to monitor these acquisitions for impairment and make appropriate reductions in the carrying values when necessary.

  Acquisition-Related Costs (Reversals) and Other

        Acquisition-related costs or reversals totaled a net reversal of $761,000 in fiscal 2002 and a net cost of $33.3 million in fiscal 2001. The acquisition-related reversal in fiscal 2002 related to a net reversal of $1.1 million of excess acquisition-related liabilities from our merger with Integrated Systems, as highlighted below. This reversal was offset in part by $350,000 of in-process research and development write-off associated with the acquisition of the Telenetworks assets. Acquisition-related costs of $33.3 million in fiscal 2001 consisted of $25.2 million relating to the merger with Integrated Systems and $8.1 million of in-process research and development charges associated with various purchase transactions completed during fiscal 2001, including amounts related to the acquisitions of Embedded Support Tools of $3.7 million, Rapid Logic of $3.3 million, AudeSi of $1.0 million and ICESoft of $100,000. See Note 3 of Notes to Consolidated Financial Statements.

        The Integrated Systems-related acquisition costs of $25.2 million relate to (a) $11.1 million in investment banking fees, (b) $6.8 million in workforce reduction costs, (c) $3.1 million for consolidation of excess facilities, (d) $3.6 million for legal, accounting and other professional fees and (e) $600,000 for general integration costs. We incurred workforce reduction costs as a result of eliminating duplicate positions following the merger, primarily in the areas of sales management for $3.4 million, general and administrative staff for $1.2 million, engineering and services management for $1.1 million, and executive staff for $1.1 million. We incurred costs in connection with the consolidation of excess facilities in Europe and Japan, and in Texas and California in the United States. Legal, accounting and other professional fees were incurred in connection with the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan. The reorganization of Wind River following the acquisition of Integrated Systems allowed us to structure our company to promote efficiency of operations, resulting in reduced employee costs, the benefit of which was recognized immediately following the merger, and reduced lease costs, the impact of which was more fully experienced toward the end of fiscal 2001 as facilities were exited.

        A summary of the acquisition costs is outlined as follows:

	Original Charges	Non-Cash Charges	Cash Payments	Acquisition Accruals at January 31, 2001	Cash Payments	Reversals in Fiscal Year 2002	Acquisition Accruals at January 31, 2002
(In thousands)
Investment banking fees	$11,100	$—	$11,100	$—	$—	$—	$—
Workforce reduction	6,842	—	6,401	441	306	(135)	—
Consolidation of excess facilities	3,100	647	1,122	1,331	249	(128)	954
Legal, accounting and other professional fees	3,600	—	2,858	742	353	(389)	—
General integration costs	600	104	—	496	37	(459)	—

	$25,242	$751	$21,481	$3,010	$945	$(1,111)	$954

        The amounts related to in-process technology associated with Telenetworks, Embedded Support Tools, AudeSi, Rapid Logic and ICESoft represent purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax-effected using estimated income taxes consistent with our anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on our required risk-adjusted, weighted average rate of return. Our estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Telenetworks, Rapid Logic, Embedded Support Tools, ICESoft and AudeSi. There is no assurance that we will realize revenues from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

        The nature of the efforts to develop purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specifications, including function, features and technical performance requirements. Due to the fact that the projects were in process, there is uncertainty regarding whether they can be successfully finished and result in the net cash flows that were originally estimated at the time of the acquisitions. It is reasonably possible that the development of the acquired technology could fail because of either prohibitive costs, our inability to perform the required completion efforts or other factors outside our control, such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should our development efforts fail or encounter significant delay, then our future returns may be significantly reduced. In such case, we may be unable to recover our investment in this project, may be less well positioned to benefit from new product markets in these areas and our future operating results could be adversely affected.

        With the exception of the business restructuring and impairment review discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with our purchase acquisitions completed during fiscal 2002 and fiscal 2001 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of any other assets related to the development activities. See "Impairment of Goodwill and Purchased Intangibles" below for further discussion of our impairment review.

  Restructuring Costs

        In May 2001, we announced cost control measures that included a reduction of our worldwide work force, organizational restructuring and additional measures focused on reducing operating expenses. We made both permanent and temporary adjustments to the business operations in order to optimize operating efficiency. In July 2001, we announced a second phase of the restructuring program that included an additional reduction in the worldwide work force and the consolidation of excess facilities. For a further discussion of factors that may affect the success of the restructuring program, see "—Factors That May Affect Future Results—Our restructuring plans may not result in sufficient cost savings to enable us to achieve profitability in a difficult economic environment."

        As a result of the decision to restructure our business, we recorded net restructuring costs of $21.7 million during fiscal 2002, which were classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded.

          Worldwide Work Force Reduction.    The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed in the first half of fiscal 2003. When completed, the restructuring program will result in the reduction of 475 regular employees of which 350 employees will be from North America, 101 employees from Europe, and 24 employees from Japan and Asia Pacific. Furthermore, the reduction in employees will affect all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration. We recorded a net work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, we reduced the number of contractors and temporary workers contracted to Wind River. Equipment disposed of or removed from operations as a result of the work force reduction resulted in a non-cash charge of $765,000 and consisted primarily of computer equipment.

          Consolidation of Excess Facilities.    During the second quarter of fiscal 2002, we recorded a restructuring charge of $8.4 million relating to excess facilities. The excess facilities, primarily located in the United States and the United Kingdom, included the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities were based on current comparable rates for leases in the respective markets. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the $8.4 million, when we determined that certain of such facilities could continue to be used by existing Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, we recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. Amounts accrued relating to the net future payments due on excess facilities will be paid through fiscal 2005 unless we successfully negotiate to exit the leases at an earlier date. Of the total net charge for excess facilities of $1.5 million, cash-related charges of $1.4 million relate primarily to lease terminations and non-cancelable lease costs related to the excess facilities. Non-cash related charges of $100,000 relate primarily to the impairment of leasehold improvements.

        A summary of the net restructuring costs is outlined as follows:

	Total Charges	Non-Cash Charges	Cash Payments	Restructuring Liabilities at January 31, 2002
(In thousands)
Work force reduction	$20,132	$765	$15,073	$4,294
Consolidation of excess facilities	1,536	100	487	949

	$21,668	$865	$15,560	$5,243

  Impairment of Goodwill and Purchased Intangibles

        During the second and fourth quarters of fiscal 2002, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to acquisitions made in earlier years. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry.

        In anticipation of continued customer spending and as part of our strategic plan, we acquired these businesses to complement and extend our product offerings. Since these acquisitions were made, many companies in the high technology and software industries have experienced significant decreases in capital funding and customer spending, and as a result, have curtailed research and development activities. Therefore, revenues associated with these businesses have not met the original expectations at the time of acquisition.

        Many companies in the high technology and software industries, including Wind River, have experienced significant declines in the price of their common stock. The acquisition of Embedded Support Tools and AudeSi were paid for in common stock valued at approximately $50 and $49 per share, respectively. Subsequently, our common stock price declined significantly. As a result, the purchase prices of the Embedded Support Tools and AudeSi assets are substantially higher than their valuation in the current business environment.

        Accordingly, we compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during fiscal 2002, we recorded an aggregate charge of $257.4 million, of which $254.8 million related to the impairment of goodwill and $2.6 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for the businesses acquired from which goodwill and purchased intangible assets arose, as follows:

Impairment Expense For Year Ended January 31, 2002
(In thousands)
Embedded Support Tools	$167,481
AudeSi	35,837
Rapid Logic	24,024
ICESoft	15,255
Software Development Systems, Inc.	14,788

Total	$257,385

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill, using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimate as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2002, we had net book values in goodwill and purchased intangible assets of approximately $108.4 million, representing approximately 18% of our total assets. All identifiable intangible assets, other than goodwill, with a net book value totaling $25.3 million at January 31, 2002, will continue to be amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). (See Note 3 of Notes to the Consolidated Financial Statements). Goodwill totaling $83.1 million in net book value as of January 31, 2002 will no longer be amortized in accordance with the provisions of SFAS No. 142.

  Interest Income

        Interest income declined to $17.1 million in fiscal 2002 from $20.8 million in fiscal 2001 reflecting a decrease of 18% from fiscal 2001 to fiscal 2002. The decrease in interest income was primarily due to lower interest rates on invested balances and a lower average base of invested balances throughout the year. Total cash and cash equivalents, investments and restricted cash at the end of fiscal 2002 and 2001 were approximately $340.3 million and $350.9 million, respectively.

  Interest Expense

        Interest expense was $6.3 million and $7.0 million in fiscal 2002 and 2001, respectively, a decrease of 10%. The decrease was primarily due to the repurchase and redemption of the outstanding principal balance of the 5.0% convertible subordinated notes during fiscal 2002. This decrease in interest expense was partially offset by additional interest expense incurred on our 3.75% convertible subordinated notes issued in December 2001. See "Liquidity and Capital Resources" below for further discussion of our convertible subordinated notes.

  Other Income (Expense), Net

        Other income (expense), net, was net expense of $9.8 million and net income of $8.5 million in fiscal 2002 and 2001, respectively. The increase in net expense in fiscal 2002 was primarily due to the write-down of certain private and publicly traded investments of $11.3 million and a loss on the disposition of the previously acquired ICESoft business of $1.3 million, offset in part by a realized gain of $1.4 million related to the disposition of the remaining shares of Liberate Technologies, Inc. ("Liberate"). During fiscal 2001, we realized gains of $10.5 million related to the disposition of shares of Liberate and e-Sim, Inc. ("e-Sim").

  Provision For Income Taxes

        Despite the occurrence of net losses in fiscal 2002 and 2001, we had a tax provision of $1.8 million and $12.4 million and an effective tax rate of 0.5% and 19.3% in fiscal 2002 and 2001, respectively, due to significant costs associated with in-process research and development and amortization and impairment of goodwill, which are not deductible for income tax purposes. In addition, in fiscal 2002 we recorded a valuation allowance based on management's determination that it is more likely than not that our deferred tax assets at January 31, 2002 will not be realized. Excluding these charges, the effective tax rate would have been 37.5% in each fiscal year.

        At January 31, 2002, approximately $22.0 million of the gross deferred tax asset related to certain U.S. operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit related to these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Years Ended January 31, 2001 and 2000

  Revenues

        Total revenues increased by 39% to $438.0 million in fiscal 2001 from $316.1 million in fiscal 2000. The increase in revenues was due to increases in both product revenues and service revenues. Product revenues accounted for approximately 71% and 67% of the total revenues in fiscal 2001 and 2000, respectively, and service revenues accounted for approximately 29% and 33% of total revenues in fiscal 2001 and 2000, respectively.

        Product revenues increased 47% to $309.7 million in fiscal 2001 from $210.7 million in fiscal 2000. The increase in product revenues was due primarily to the continued acceptance of our products, increases in run-time license revenues as customer-developed products continue to be accepted by end-users and to the expansion of our product lines resulting from research and development and the integration of products from acquired companies. Run-time license revenues increased 41% to $100.1 million in fiscal 2001 from $70.8 million in fiscal 2000.

        Service revenues increased 22% to $128.3 million in fiscal 2001 from $105.4 million in fiscal 2000, primarily due to an increase in maintenance revenues and revenues from professional services. Maintenance revenues increased 22% to $70.4 million in fiscal 2001 from $57.7 million in fiscal 2000. The increase was due to growth in revenues from maintenance support agreements, both new and recurring, resulting from our base of installed development environments and software applications provided to customers. In addition, other service revenues increased by 21% to $57.9 million in fiscal 2001 from $47.7 million in fiscal 2000 due to continued strategic emphasis in this area.

        Revenues from international sales were $137.3 million and $117.3 million for fiscal 2001 and 2000, respectively, an increase of 17%. The percentage of our total revenues from customers located internationally was 31% in fiscal 2001, and 37% in fiscal 2000. The decrease in our international revenues as a percentage of total revenues in fiscal 2001 was due primarily to domestic revenues increasing at a faster rate than international revenues and due to a decrease in revenues from Japan as a result of the transition to a direct distribution model. Revenues from Japan were $40.8 million and $42.9 million in fiscal 2001 and 2000, respectively. The percentage of revenues from other international regions remained relatively constant in fiscal years 2001 and 2000 at 22% and 24% of total revenues, respectively, while the percentage of revenues from customers located in Japan decreased to 9% in fiscal 2001 from 14% in fiscal 2000.

  Cost of Revenues

        The overall cost of revenues as a percentage of total revenues was 23% in both fiscal 2001 and fiscal 2000.

        Cost of products was $36.6 million in fiscal 2001 compared to $27.7 million in fiscal 2000, an increase of 32%. Cost of products as a percentage of product revenues was 12% and 13% in fiscal 2001 and 2000, respectively. As a result, gross profit margins for products were 88% and 87%, respectively. The decrease in costs as a percentage of product revenues were due to production efficiencies achieved as more development, original equipment manufacturer and run time licenses move through our production cycle, as well as a reduction in third-party product costs. Amortization of capitalized software development costs included in cost of products for fiscal 2001 and 2000, amounted to $2.4 million for both years. At January 31, 2001 and 2000, we had net capitalized software costs of $1.7 million and $3.1 million, respectively.

        Cost of services was $63.3 million in fiscal 2001 compared to $43.4 million in fiscal 2000, an increase of 46%. Service related cost of revenues as a percentage of service revenues was 49% and 41%, respectively. The increase in costs of service revenues was due to our investment in developing new services offerings and the addition of new personnel and certified third-party contractors to our professional services organization.

  Selling and Marketing Expenses

        Selling and marketing expenses increased 40% to $172.2 million in fiscal 2001 compared to $123.3 million in fiscal 2000, or 39% of total revenues for both fiscal years. The increase in absolute dollars from fiscal 2000 to 2001 resulted primarily from the growth of sales and marketing personnel both domestically and internationally, field engineers, expenses related to marketing and advertising programs and third-party marketing costs for product introductions. Sales and marketing personnel and field engineers increased by 27% to 714 in fiscal 2001 from 564 in fiscal 2000. The increase was also due to costs associated with the integration of acquisitions made during the year. Such costs included redesign and reprinting of marketing material, sales meetings, trade show promotions and advertisements and for Integrated Systems, totaled approximately $735,000.

  Product Development and Engineering Expenses

        Product development and engineering expenses were $83.0 million in fiscal 2001 compared to $55.3 million in fiscal 2000, an increase of 50%. As a percentage of revenues, product development and engineering expenses increased to 19% in fiscal 2001 from 17% in fiscal 2000. The increase in product development and engineering expenses was primarily due to the increase in staff and associated support for engineers to expand and enhance our product line, including the costs associated with integrating engineering staff as a result of the business acquisitions which occurred during the fiscal year. Engineering staff increased by 37% to 614 in fiscal 2001 from 449 in fiscal 2000. In addition, we had $1.0 million and $600,000 of funded research and development, which offset a portion of our gross research and development expenses in fiscal years 2001 and 2000, respectively, related to our Center of Excellence initiative.

  General and Administrative Expenses

        General and administrative expenses were $40.0 million in fiscal 2001 compared to $33.9 million in fiscal 2000, an increase of 18%. As a percentage of revenues, general and administrative expenses decreased to 9% in fiscal 2001 from 11% in fiscal 2000. The increase in absolute dollars was primarily due to the growth in worldwide staff and infrastructure investments in the areas of information systems, finance, legal and administration to support our growth and to integrate the companies we have acquired. General and administrative employees increased by 19% to 273 in fiscal 2001 from 230 in fiscal 2000. In addition, fiscal 2000 included $1.2 million in costs associated with the retirement costs of the former chief executive officer, $1.3 million in costs associated with the hiring of the current chief executive officer and non-capitalized costs associated with the implementation of our Oracle management information system, which contributed to the higher cost as a percentage of revenues in that year.

  Amortization of Goodwill and Purchased Intangibles

        Amortization of goodwill and purchased intangibles increased to $95.9 million in fiscal 2001 from $6.3 million in fiscal 2000. The increase in amortization of intangibles was due to the amortization of identifiable intangibles and goodwill related to the purchase transactions completed in fiscal 2001 and primarily consists of amortization related to Embedded Support Tools, which totaled $69.1 million in fiscal 2001.

  Acquisition-Related Costs

        Acquisition-related costs were $33.3 million in fiscal 2001 compared to $9.9 million in fiscal 2000. The increase was primarily related to costs associated with the integration of Integrated Systems and the write-off of in-process research and development costs from purchase transactions completed during the year. During fiscal 2001, we incurred $25.2 million in acquisition and integration costs associated with the merger of Integrated Systems. Additionally, we recognized in-process research and development charges of $8.1 million related to various purchase transactions completed during the year including amounts related to the acquisition of Embedded Support Tools of $3.7 million, Rapid Logic of $3.3 million, AudeSi of $1.0 million and ICESoft of $100,000. (See Note 3 of Notes to Consolidated Financial Statements). During fiscal 2000, we recognized an in-process research and development charge of $6.3 million relating to the acquisition of Software Development Systems, a subsidiary of Integrated Systems.

  Interest Income

        Interest income was $20.8 million in fiscal 2001 compared to $18.9 million in fiscal 2000, an increase of 10%. The increase was primarily due to higher interest earned on cash balances, short-term investments and restricted cash balances. Total cash, investments and restricted cash at January 31, 2001 and 2000 was approximately $350.9 million and $352.3 million, respectively.

  Interest Expense

        Interest expense was $7.0 million during fiscal 2001 and 2000, respectively. Interest expense represents interest incurred and certain issuance costs associated with the 5.0% convertible subordinated notes due August 2002.

  Other Income (Expense), Net

        Other income (expense), net, for fiscal 2001 was a net income of $8.5 million compared to a net expense of $2.4 million in fiscal 2000. The increase in net other income was primarily due to gains of $10.5 million related to the disposition of equity securities.

  Provision for Income Taxes

        The tax charge for the fiscal years ended January 31, 2001 and 2000 differed from the statutory rate primarily due to the impact of non-deductible goodwill amortization and in-process research and development charges, research and experimentation tax credits and the tax impact of foreign operations. The tax provision was $12.4 million and $15.3 million in fiscal 2001 and 2000, respectively.

        The effective rate excluding the amortization of goodwill and purchased intangibles and acquisition charges, was 37.5% in fiscal 2001 compared to 37.2% for fiscal 2000. The change in the pro forma effective tax rate excluding amortization of goodwill and purchased intangibles and acquisition charges is attributed to the change in the ratio of foreign taxable income to domestic taxable income and carry forward tax attributes.

Liquidity and Capital Resources

  Cash Flows

        At January 31, 2002, we had working capital of approximately $126.5 million, and cash and cash equivalents of approximately $276.6 million, which include $123.1 million of investments with maturities of greater than one year and exclude restricted cash of $63.7 million related to our synthetic leases and related interest rate swap agreements. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service, principal repayment and lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

        Operating activities primarily include the net income or loss for the year, non-cash charges such as depreciation and amortization expense, certain impairment charges and changes in assets and liabilities. In fiscal 2002, our operating activities provided net cash of $26.3 million compared to $24.6 million in fiscal 2001, and $35.5 million in fiscal 2000. Net cash provided by operating activities for fiscal 2002 consisted of a decrease in cash generated from operations of $15.9 million offset by an increase in cash of $42.1 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $54.7 million due to the lower revenue base in fiscal 2002 compared to fiscal 2001 and due to an increased rate of collections. Net cash provided by operating activities in fiscal 2001 consisted of cash generated from operations of $55.4 million offset by a decrease in cash of $30.8 million arising from assets and liabilities, primarily accounts receivable. Net cash provided by operating activities in fiscal 2000 consisted of cash generated from operations of $48.6 million offset by a decrease in cash of $13.1 million arising from changes in assets and liabilities, primarily accounts receivable. Cash from operations includes net loss of $375.6 million and $76.4 million and net income of $10.4 million offset primarily by depreciation and amortization of $100.8 million, $112.3 million and $23.6 million in fiscal 2002, 2001 and 2000, respectively, and impairment of goodwill and purchased intangibles of $257.4 million in fiscal 2002. Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

        In fiscal 2002, our investing activities used net cash of $12.7 million compared to $70.2 million in fiscal 2001 and $23.2 million in fiscal 2000. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. During fiscal 2002, purchase of capital equipment, business acquisitions and restricted cash deposits (relating to our synthetic leases and interest rate swap agreements) totaled $15.1 million, $42.3 million and $2.0 million, respectively, compared to $22.9 million, $30.3 million and $20.5 million, respectively, in fiscal 2001 and $18.0 million, $24.9 million and $5.6 million, respectively, in fiscal 2000.

        In fiscal 2002, our financing activities provided net cash of $28.5 million compared to $60.5 million in fiscal 2001 and $9.7 million in fiscal 2000. During fiscal 2002, the primary source of cash was $150.0 million from the offering of our 3.75% convertible notes, as discussed below, along with proceeds of $19.5 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan purchases. Cash provided by these sources was partially offset by cash of $141.1 million used to repurchase or redeem the outstanding 5.0% convertible notes as discussed below. During fiscal 2001, cash provided by the issuance of common stock from stock option exercises and the increase in a line of credit at our Japanese subsidiary were partially offset by the repayment of bank borrowings associated with acquired companies. During fiscal 2000, cash provided by the issuance of common stock from stock option exercises and the increase in a line of credit at our Japanese subsidiary were partially offset by cash used in the repurchase of common stock and the making of a loan to a stockholder.

  Convertible Subordinated Notes

        During fiscal 2002, we repurchased and retired $81.9 million in face value of our 5.0% convertible subordinated notes. In January 2002, we redeemed the remaining $58.1 million of the 5.0% convertible subordinated notes at a redemption price of 101% of the principal. The net impact of gains and losses on the repurchase, retirement and redemption of the 5.0% convertible subordinated notes was a gain of $252,000, net of taxes, which has been reflected in other income (expense), net.

        In December 2001, we issued $150.0 million of our 3.75% convertible subordinated notes due December 2006. The notes are unsecured, subordinated to all existing and future senior debt and convertible into shares of our common stock at an initial conversion price of $24.115 per share. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time at the then-current conversion price. We may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances we may redeem the notes prior to 2004.

        The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the notes, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either us or any of our significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

  Commitments

        In fiscal 1998 and fiscal 2000, we entered into two operating leases for our headquarters facility constructed on land owned by us in Alameda, California. After consideration of various financing alternatives for the construction of our headquarters buildings on land owned by us, the related economic impact of each alternative and the ability to retain control of the property, we chose a form of financing that we believe offered beneficial economic terms, commonly referred to as a "synthetic lease." These leases are treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of our officers or employees has any financial interest in these synthetic lease arrangements.

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments vary based upon the total construction costs of the buildings, which include capitalized interest at the London interbank offering rate ("LIBOR"). In connection with the leases, we leased the land to the lessor of the buildings at a nominal rate and for a term of 55 years. If we were to terminate the ground lease prior to maturity, we would become obligated to purchase the buildings. The operating leases provide us with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. At January 31, 2002, we had not made a decision with respect to the option we will pursue at the end of the lease terms, and we may be required to act sooner if accounting rules applicable to synthetic leases are modified. However, it is likely that we will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back to us.

        We have guaranteed the residual value associated with the buildings under these operating leases to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Upon maturity of the operating leases, if we do not purchase the buildings, we may be obligated to pay the amount of the residual value guarantee to the lessor. We have deposited fixed income securities with a custodian to ensure the performance of our obligations under the operating leases; at January 31, 2002 and 2001, we held $60.3 million and $58.8 million, respectively, in cash and cash equivalents as restricted cash in satisfaction of this requirement. The amount held as restricted cash at January 31, 2002 is sufficient to satisfy performance of our obligations under the operating leases. The majority of restricted cash represents the build cost incurred upon the construction of the buildings.

        In addition, under the terms of the operating leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of January 31, 2002, we were in compliance with these covenants. There can be no assurance, however, that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors. In addition, while we believe we would be able to obtain a waiver if we were out of compliance, there can be no assurance that the lessor will agree to provide one. In the event we are not in compliance, and are not able to obtain a waiver or amendment of the covenants, we could become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases.

        In the event of a default, our obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated. If the leases were terminated as a result of an event of default and we became obligated to pay the purchase price of the buildings, we would reflect the purchase price as an asset on our balance sheet, and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of operations. In the event we were required to purchase the buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that, an event of default or termination of the leases and our obligation to purchase the buildings would not have a material adverse effect on our financial condition, results of operations or cash flows. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004, and the second lease will terminate in November 2006.

        In March 1998, we entered into an accreting interest rate swap agreement to mitigate the impact of changes in interest rates on our first floating rate operating lease. The interest rate swap agreement effectively changes our interest rate exposure on the operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. At January 31, 2002, the notional amount of the accreting interest rate swap was $28.5 million. In January 2001, we entered into another interest rate swap agreement to reduce the impact of changes in interest rates on our second floating rate operating lease. This second interest rate swap agreement effectively changes our interest rate exposure on our second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. At January 31, 2002, the notional amount of the interest rate swap was $27.9 million. The differential to be paid or received under both interest rate swap agreements will be recognized as an adjustment to rent expense related to the respective operating leases. The interest rate swap agreements mature at the same time that their respective operating leases expire. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. As at January 31, 2002, the estimated fair value of these interest rate swap liabilities was $2.6 million, which is recorded in accumulated other comprehensive income and other long-term liabilities.

        As of January 31, 2002, our future financial commitments are as set forth in the table below:

	Year Ended January 31,
(In thousands)
	2003	2004	2005	2006	2007	Thereafter	Total
Synthetic lease payments	$1,151	$1,152	$937	$508	$424	$—	$4,172
Interest rate swap payments (net)	2,054	2,058	1,632	905	753	—	7,402

Synthetic lease payments, net	3,205	3,210	2,569	1,413	1,177	—	11,574
3.75% subordinated convertible debt	5,625	5,625	5,625	5,625	155,625	—	178,125
Japanese subsidiary line of credit	15,054	—	—	—	—	—	15,054
Other operating leases	8,333	5,628	5,164	2,968	1,671	10,938	34,702

Total	$32,217	$14,463	$13,358	$10,006	$158,473	$10,938	$239,455

        The synthetic lease payments, net, set forth in the table above are computed based on current interest rates, which are subject to certain market-based interest rates, and are stated net of interest rate swap payments. The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See "—Convertible Subordinated Notes" above. We had no material planned capital commitments as of January 31, 2002.

        Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plan and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the current economic downturn were to continue or become more serious. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF, including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (i) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and (ii) the vendor can reasonably estimate the fair value of that benefit. We adopted EITF 01-09 effective February 1, 2002. Our adoption of EITF 01-09 as of February 1, 2002, is not expected to have a material impact on our financial statements.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" which supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unamortized negative goodwill to be written off immediately as an extraordinary gain, instead of being deferred and amortized. The provisions of SFAS No. 141 were adopted as of July 1, 2001. The adoption of SFAS No. 141 did not change the method of accounting used in business combinations initiated prior to July 1, 2001, including those we accounted for under the pooling-of-interests method.

        In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles, including acquired workforce, as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. We adopted SFAS No. 142 effective February 1, 2002, which resulted, among other effects, in our discontinuation of our amortization of existing goodwill. We are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions to are to be applied prospectively. We will adopt SFAS No. 144, effective February 1, 2002 and we do not expect any material impact on our financial statements from the adoption of this statement.

Factors That May Affect Future Results

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

        The United States and a number of other countries are currently in the midst of a general economic downturn that commenced in 2001. During the fiscal year ended January 31, 2002, we experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to this downturn, as many of our customers experienced budgeting constraints, causing them to defer or cancel projects. Our total revenues decreased 20% to $351.1 million in fiscal 2002 compared to $438.0 million in fiscal 2001. We recorded a net loss of $375.6 million, or $4.84 per share, for fiscal 2002 compared with a net loss of $76.4 million, or $1.05 per share, for fiscal 2001. Our decline in revenues, as well as the adverse economic conditions, led us to implement a restructuring program that included a headcount reduction and other cost-control measures, and to record charges for restructuring and impairment of acquired goodwill and other assets. We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. We are required under our synthetic leases to meet certain financial covenants, with which we were in compliance as of January 31, 2002. In the event our revenues and earnings continue to decline, we may not remain in compliance with such covenants, which would trigger an event of default. If this were to occur and we could not obtain a waiver, we might be required to purchase the buildings and could incur additional costs associated with replacing the synthetic leases.

        As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.

        A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

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
  •
  the mix of our revenues as between sales of products and lower-margin sales of services;
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
  •
  economic conditions in the United States and international markets; and
  •
  foreign currency exchange rates.

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

        In response to market conditions and the decline in our revenues, in the second quarter of fiscal 2002, we implemented a restructuring plan that was designed to align our resources more strategically and control our expenses. Our restructuring plan was based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. These assumptions may not prove to be accurate and our restructuring plan may not result in the correct alignment of our resources or sufficient cost savings. Our restructuring plan involves the implementation of a number of initiatives to streamline our business and focus our investments, including reducing headcount by a total of 475 employees across all business functions, implementing cost-control measures such as reducing executive compensation, implementing a program of office closure days and reducing discretional spending on items such as consulting and travel. Additionally, we recorded a $257.4 million charge for impairment of goodwill and intangible assets during the second and fourth quarters of fiscal 2002. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions.

        We may need to refine, expand or extend our plan, which may involve additional restructuring actions, such as further headcount reductions, assessing whether we should consider disposing of businesses or product lines and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges, such as work force reduction costs, asset write-downs and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plan.

We have substantial debt service and principal repayment obligations, which could make it difficult for us to obtain financing and deplete our cash reserves.

        Our substantial debt service and other commitments could impair our liquidity and cash reserves and our ability to obtain additional financing for working capital or acquisitions, should we need to do so. As of January 31, 2002, we had $150.0 million in outstanding indebtedness under our 3.75% notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda, California. As of January 31, 2002, there was $15.0 million outstanding under the revolving credit facility of our Japanese subsidiary. As a result of these and other commitments, our total future commitments for the years ended January 31, 2003 and 2004 will be $32.2 million and $14.5 million, respectively, assuming that none of our obligations is accelerated. At January 31, 2002, we had cash and cash equivalents of approximately $276.6 million, which included $123.1 million of investments with maturities of greater than one year and excludes restricted cash of $63.7 million.

We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices.

        The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

        Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop operating systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, we compete with independent software vendors. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

        We also compete with open-source software vendors that promote the Linux operating system. The accessibility of the open source code promotes rapid technological changes from contributors in the open-source community, and open-source vendors may be able to respond more quickly to these changes. Additionally, because Linux is royalty-free, we may be forced to reduce the prices of our run-time royalties, which may cause our revenue and profit margin to decline.

        Demands for rapid change and the increasing complexity of the technology in our industry intensify the competition we face. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or address new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products. These factors favor larger competitors that have the resources to develop new technologies or to respond more quickly with new product offerings or product enhancements. We may be unable to meet the pace of rapid development set by our competitors or may incur additional costs attempting to do so, which may cause declines in our operating results. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete, any of which could adversely affect our competitive position.

If we do not continue to address new and rapidly changing markets and increasingly complex technologies successfully and deliver our products on a timely basis, our revenues and operating results will decline.

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

        Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $88.7 million, or 25% of total revenues, for the year ended January 31, 2002, and $83.0 million, or 19% of total revenues, for the year ended January 31, 2001. As we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results.

        We anticipate that, as part of our business strategy, we will continue to acquire or make investments in business, products and technologies that complement ours. These investments and acquisitions can be expensive and difficult to manage and integrate. We have incurred significant costs in connection with acquisition transactions in the fiscal years ended January 31, 2001 and 2002 and may incur significant costs in connection with future transactions, whether or not they are consummated. For example, in fiscal 2001, we recorded a charge of $33.3 million for acquisition-related costs, of which $25.2 million related to acquisition and integration costs associated with the acquisition of Integrated Systems, Inc., including fees for financial advisors, office closure costs, severance payments and systems integration. Acquisitions involve additional risks including:

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
  •
  disruption of customer relationships;
  •
  increased expenses associated with acquisitions, including costs for employee redeployment, relocation or
  •
  severance; conversion of information systems; combining research and development teams and processes;
  •
  reorganization or closures of facilities; and relocation or disposition of excess equipment;
  •
  potential delays in realizing anticipated revenues associated with the acquisition; and
  •
  the potential loss of key employees of the acquired companies.

        Additionally, if revenues associated with acquired businesses do not meet our original expectations, acquisitions may result in charges relating to impairment of acquired goodwill and purchased intangibles. During fiscal 2002, we identified indicators of possible impairment of goodwill and other intangible assets relating to acquisitions made in earlier years. As a result of our impairment review, we recorded an aggregate charge of $257.4 million for the impairment of goodwill and purchased intangibles relating to our acquisitions of Embedded Support Tools Corporation, AudeSi Technologies, Inc., Rapid Logic, Inc., ICESoft AS and Software Development Systems, Inc.

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

        We develop and sell a substantial percentage of our products internationally. For the year ended January 31, 2002, revenues from international sales were $135.8 million, or 39% of total revenue, as compared to $137.3 million, or 31% of total revenue, for the year ended January 31, 2001. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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
  •
  difficulties in integrating products and operations from foreign acquisitions; and
  •
  the need to guarantee credit instruments extended to support foreign operations, in particular in Japan.

        Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results.

        During fiscal 2002, we completed our transition of sales in Japan from a distribution model to a direct sales model. During fiscal 2002, revenues in Japan declined 9% compared to fiscal 2001, primarily because of this transition, and to a lesser extent because of the economic slowdown in Japan. We cannot be certain that our expectations for the direct sale model will be met and that the level of sales in Japan will be maintained or increase in absolute dollars or as a percentage of our revenue. If we fail to maintain or increase our sales in Japan, or other international regions our results of operations may be adversely affected.

Failure of our current and planned information systems, controls and infrastructure to adequately manage and support our anticipated growth and global operations could disrupt our business.

        We have experienced, and expect to continue to experience in the long term, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must standardize, integrate and improve our management controls, reporting systems and procedures and information technology infrastructure. To implement those improvements, we must purchase, develop and maintain complex and expensive information management systems. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs and an inability to efficiently integrate and expand support worldwide could disrupt our operations. Our ability to manage this growth is complicated by the need to implement headcount reductions and cost-control measures in the short term in response to general economic conditions and declining revenues. See "Our restructuring plans may not result in sufficient cost savings to enable us to achieve profitability in a difficult economic environment" above.

Our common stock price is subject to volatility.

        In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility; during fiscal 2002, as reported on the Nasdaq National Market, our stock had a high sales price of $37.75 and a low sales price of $9.70. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results will continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations.

Our strategic equity investments are subject to equity price risk and their value may fluctuate.

        From time to time, we make investments for the promotion of business and strategic objectives with publicly traded and privately held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Recently, the value of these investments has declined significantly, causing us to record a total impairment loss of $11.3 million in fiscal 2002 for most of these investments. As of January 31, 2002, the market value of our publicly held investments was $839,000 and the cost-basis of our remaining private investments was $4.0 million. We typically do not attempt to reduce or eliminate this equity price risk through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. Moreover, our investments in privately held companies are inherently risky because the markets for the technologies or products these companies have under development are typically in the early stage and may never develop. We will continue to monitor these investments for impairment and will make appropriate reductions in the carrying value when necessary. To the extent that the fair value of these securities is less than our cost over an extended period of time, our net income would be reduced.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.

        Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate, claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expense to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

Patent, trademark or copyright infringement or product liability claims against us may result in costly litigation, cause product shipment delays or require us to expend significant resources. In addition, patent or copyright claims may require us to enter into royalty or licensing arrangements.

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

        Although our agreements with our customers typically contain provisions intended to limit our exposure to infringement and liability claims, these provisions may not be effective in doing so in all circumstances or in all jurisdictions. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party's intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

        We are currently involved in certain legal proceedings that are described in "Item 3: "Legal Proceedings." Such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements. If we are not successful in defending these claims, our business, financial condition and results of operations could be materially adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

        Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and debt obligations.

        We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

        We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2002 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

        In March 1998, we entered into a 5.9% accreting interest rate swap to mitigate the impact of changes in interest rates on our floating interest rate operating lease for our new headquarters. At January 31, 2002, the notional amount of the accreting interest rate swap was $28.5 million. In January 2001, we entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on our second floating interest rate operating lease for the additional construction of our headquarters facility. The notional amount of this interest rate swap was $27.9 million at January 31, 2002. The estimated fair value of the interest rate swap liabilities was $2.6 million at January 31, 2002 and negligible at January 31, 2001. The interest rate swap agreements mature at the same time that the respective operating leases expire.

Foreign Currency Risk

        We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. At January 31, 2002, we had no outstanding forward contracts.

Equity Price Risk

        We own 338,652 shares of common stock of e-Sim that was purchased prior to e-Sim's public offering in July 1998 at $6.35 per share. On January 31, 2002, the closing price of e-Sim's stock was $0.40 per share. We own 90,909 shares of common stock of Tvia, Inc. that was purchased prior to Tvia's public offering in August 2000 at $11.00 per share. On January 31, 2002, the closing price of Tvia's stock was $1.80 per share. We own 400,000 shares of common stock of Insignia Solutions, Ltd. purchased in February 2001 at a cost of $5.00 per share. On January 31, 2002, the closing price of Insignia was $1.35 per share.

        Prior to the July 1999 public offering of shares of Liberate, we purchased 208,333 shares at $16.00 per share. During fiscal 2002, we sold our remaining investment in Liberate, for a pre-tax gain of approximately $1.4 million.

        We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet at January 31, 2002 at their aggregate market value of approximately $839,000. During fiscal 2002, we recorded an impairment charge on these publicly held investments of $4.4 million, which represented the amount of other-than-temporary decline as of the date of impairment.

        We also have certain other minority investments in private companies. These investments are included in other long-term assets on our balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, we recorded an impairment loss of $6.9 million during fiscal 2002. As of January 31, 2002, the cost basis of the portion of our remaining investments related to private companies was $4.0 million. We will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
WIND RIVER SYSTEMS, INC.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of Wind River's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
April 11, 2002

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
In thousands, except per share amounts
	2002	2001	2000
Revenues, net:
Products	$238,003	$309,665	$210,678
Services	113,069	128,319	105,376

Total revenues	351,072	437,984	316,054

Cost of revenues:
Products	26,059	36,619	27,726
Services	60,623	63,312	43,362

Total cost of revenues	86,682	99,931	71,088

Gross profit	264,390	338,053	244,966

Operating expenses:
Selling and marketing	154,607	172,230	123,265
Product development and engineering	88,653	83,005	55,301
General and administrative	36,636	39,994	33,946
Amortization of goodwill and purchased intangibles	81,154	95,863	6,344
Acquisition related costs (reversals) and other	(761)	33,293	9,898
Restructuring costs	21,668	—	—
Impairment of goodwill and purchased intangibles	257,385	—	—

Total operating expenses	639,342	424,385	228,754

Income (loss) from operations	(374,952)	(86,332)	16,212

Other income (expense):
Interest income	17,149	20,829	18,935
Interest expense	(6,270)	(7,000)	(7,000)
Other income (expense), net	(9,750)	8,467	(2,439)

Total other income	1,129	22,296	9,496

Income (loss) before provision for income taxes	(373,823)	(64,036)	25,708
Provision for income taxes	1,811	12,355	15,345

Net income (loss)	$(375,634)	$(76,391)	$10,363

Net income (loss) per share:
Basic	$(4.84)	$(1.05)	$0.16
Diluted	$(4.84)	$(1.05)	$0.15

Shares used in per share calculation:
Basic	77,544	72,467	63,096
Diluted	77,544	72,467	67,029

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,
In thousands, except par value
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$131,067	$92,431
Short-term investments	22,364	41,725
Accounts receivable, net of allowances of $7,290 and $5,415	61,109	117,530
Prepaid and other current assets	18,404	41,304

Total current assets	232,944	292,990
Investments	123,136	155,412
Property and equipment, net	59,804	66,989
Intangibles, net	108,409	403,238
Other assets	19,644	23,552
Restricted cash	63,683	61,324

Total assets	$607,620	$1,003,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,191	$15,977
Line of credit	14,988	14,858
Accrued liabilities	19,346	27,347
Accrued restructuring costs	5,243	—
Accrued compensation	17,575	27,011
Income taxes payable	7,485	8,949
Deferred revenues	34,656	53,621

Total current liabilities	106,484	147,763
Deferred taxes payable	—	8,988
Other long-term liabilities	2,995	7
Convertible subordinated notes	150,000	140,000

Total liabilities	259,479	296,758

Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, par value $.001; 325,000 authorized; 79,863 and 77,866 shares issued at January 31, 2002 and 2001, respectively; 78,586 and 76,589 shares outstanding at January 31, 2002 and 2001, respectively	80	78
Additional paid in capital	737,595	715,156
Loan to stockholder	(1,893)	(1,787)
Treasury stock, 1,277 shares at cost at January 31, 2002 and 2001	(29,488)	(29,488)
Accumulated other comprehensive loss	(4,765)	(711)
Retained earnings (accumulated deficit)	(353,388)	23,499

Total stockholders' equity	348,141	706,747

Total liabilities and stockholders' equity	$607,620	$1,003,505

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
In thousands
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(375,634)	$(76,391)	$10,363
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for doubtful accounts, write-offs and sales returns	1,688	1,597	904
Depreciation and amortization	100,845	112,273	23,579
Realized gain from bond repurchase	(404)	—	—
Impairment of capitalized internal use software and other assets	1,204	—	—
Non-cash compensation, including 401(k) match	2,942	—	—
Non-cash restructuring/acquisition charge	(6,647)	—	—
Interest on loan to stockholder	(106)	—	—
Loss on disposition of previously acquired businesses	1,341	—	500
Tax benefit from stock plans	—	12,000	5,000
Deferred income taxes	(10,105)	(752)	1,646
Impairment of private and publicly traded investments	11,270	—	—
Impairment of goodwill and purchased intangibles	257,385	—	—
Minority interest in consolidated subsidiary	—	(1,393)	327
Acquired in-process research and development	350	8,050	6,300
Change in assets and liabilities, net of acquired businesses	—	—	—
Accounts receivable	54,733	(31,508)	(20,170)
Accounts payable	(8,786)	946	2,921
Accrued restructuring costs	11,644	—	—
Accrued liabilities	(9,111)	161	(2,206)
Accrued compensation	(9,436)	6,919	4,305
Income taxes payable	(17)	(632)	6,574
Deferred revenues	(18,965)	2,677	13,180
Other assets and liabilities	22,063	(9,322)	(17,681)

Net cash provided by operating activities	26,254	24,625	35,542

Cash flows from investing activities:
Acquisitions of property and equipment	(15,085)	(22,917)	(17,950)
Capitalized software development costs	(852)	(1,000)	(1,550)
Acquisitions, net of cash acquired	(42,343)	(30,282)	(24,872)
Purchases of investments	(282,561)	(142,196)	(131,907)
Sales and maturities of investments	330,092	146,717	158,626
Restricted cash	(1,982)	(20,475)	(5,587)

Net cash used in investing activities	(12,731)	(70,153)	(23,240)

Cash flows from financing activities:
Borrowings against line of credit	130	9,764	5,094
Issuance of common stock, net	19,499	52,878	16,894
Issuance of 3.75% convertible bonds	150,000	—	—
Repurchase and redemption of 5.0% convertible bonds	(141,144)	—	—
Repurchase of common stock	—	—	(10,362)
Repayment (extension) of loan to stockholder	—	1,431	(1,900)
Repayment of bank borrowings	—	(3,587)	—

Net cash provided by financing activities	28,485	60,486	9,726

Effect of exchange rate changes on cash and cash equivalents	(2,119)	(456)	(1,199)
Fiscal year synchronization of subsidiaries	(1,253)	—	(4,816)

Net increase in cash and cash equivalents	38,636	14,502	16,013
Cash and cash equivalents at beginning of year	92,431	77,929	61,916

Cash and cash equivalents at end of year	$131,067	$92,431	$77,929

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,474	$7,066	$9,414
Cash paid for income taxes	$2,100	$2,200	$2,157

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock				Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
In thousands			Additional Paid in Capital	Loan to Stockholder					Total Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 1999	63,320	$63	$186,682	$—	(1,112)	$(25,491)	$(2,914)	$94,343	$252,683

Effect of fiscal year end change for acquired subsidiaries	—	—	—	—	—	—	—	(4,816)	(4,816)

Net income	—	—	—	—	—	—	—	10,363	10,363
Unrealized gain on investments	—	—	—	—	—	—	20,474	—	20,474
Currency translation adjustments	—	—	—	—	—	—	(1,061)	—	(1,061)

Comprehensive income	—	—	—	—	—	—	19,413		29,776

Common stock issued upon acquisitions	1,416	1	15,590	—	—	—	—	—	15,591
Common stock issued upon exercise of stock options	1,629	1	9,975	—	—	—	—	—	9,976
Common stock issued under stock purchase plan	455	1	5,049	—	—	—	—	—	5,050
Tax benefit from stock plans	—	—	5,000	—	—	—	—	—	5,000
Compensation charge relating to stock options	—	—	218	—	—	—	—	—	218
Loan to stockholder	—	—	—	(1,900)	—	—	—	—	(1,900)
Purchase of treasury stock	—	—	—	—	(165)	(3,997)	—	—	(3,997)
Repurchase of common stock	(590)	—	(6,365)	—	—	—	—	—	(6,365)

Balance at January 31, 2000	66,230	66	216,149	(1,900)	(1,277)	(29,488)	16,499	99,890	301,216

Net loss	—	—	—	—	—	—	—	(76,391)	(76,391)
Unrealized loss on investments	—	—	—	—	—	—	(19,218)	—	(19,218)
Currency translation adjustments	—	—	—	—	—	—	2,008	—	2,008

Comprehensive loss	—	—	—	—	—	—	(17,210)		(93,601)

Common stock issued upon acquisitions	7,677	8	432,585	—	—	—	—	—	432,593
Common stock issued upon exercise of stock options	3,665	4	44,844	—	—	—	—	—	44,848
Common stock issued under stock purchase plan	266	—	8,030	—	—	—	—	—	8,030
Common stock issued for 401(k) match	28	—	1,084	—	—	—	—	—	1,084
Common stock issued for converted bonds	—	—	6	—	—	—	—	—	6
Tax benefit from stock plans	—	—	12,000	—	—	—	—	—	12,000
Compensation charge relating to common stock options	—	—	458	—	—	—	—	—	458
Loan to stockholder assumed in acquisition of EST	—	—	—	(1,181)	—	—	—	—	(1,181)
Repayment of loans to stockholders	—	—	—	1,431	—	—	—	—	1,431
Accrued interest on loans to stockholders	—	—	—	(137)	—	—	—	—	(137)

Balance at January 31, 2001	77,866	78	715,156	(1,787)	(1,277)	(29,488)	(711)	23,499	706,747

Fiscal year synchronization of subsidiaries	—	—	—	—	—	—	—	(1,253)	(1,253)

Net loss	—	—	—	—	—	—	—	(375,634)	(375,634)
Unrealized gain on investments	—	—	—	—	—	—	1,007	—	1,007
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	(2,557)	—	(2,557)
Currency translation adjustments	—	—	—	—	—	—	(2,504)	—	(2,504)

Comprehensive loss	—	—	—	—	—	—	(4,054)		(379,688)

Common stock issued upon exercise of stock options	1,291	1	11,385	—	—	—	—	—	11,386
Common stock issued under stock purchase plan	561	1	8,112	—	—	—	—	—	8,113
Common stock issued for 401(k) match	145	—	2,691	—	—	—	—	—	2,691
Compensation charge relating to stock options	—	—	251	—	—	—	—	—	251
Accrued interest on loans to stockholders	—	—		(106)	—	—	—	—	(106)

Balance at January 31, 2002	79,863	$80	$737,595	$(1,893)	(1,277)	$(29,488)	$(4,765)	$(353,388)	$348,141

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

        Wind River is a leading supplier of software solutions and development tools for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as cellular phones, digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Wind River's products, including its flagship products, the Tornado® development platform and the VxWorks® real-time operating system, help customers enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. Wind River sells its products to customers in a variety of markets, including aerospace, automotive, digital imaging, industrial measurement and networking.

        Wind River markets its products and services in North America, Europe, Japan and the Asia Pacific region, primarily through its own direct sales organization, which consists of sales persons and field engineers. Wind River also licenses international distributors, primarily in the Asia Pacific region, principally to serve customers in regions not serviced by its direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation.    Wind River has a reporting year ending January 31 while, through December 31, 2001, its international subsidiaries had a reporting year ending December 31. Effective January 31, 2002, all of Wind River's overseas subsidiaries changed their reporting year-end from December 31 to January 31. For the quarter ended January 31, 2002, a loss of $1.3 million recorded by the affected subsidiaries during the period between January 1, 2002 and January 31, 2002 has been recognized as a cumulative adjustment to accumulated deficit. The Consolidated Financial Statements therefore include the international subsidiaries financial position as of January 31, 2002 and statements of operations for the year ended December 31, 2001.

        All historical financial information has been restated to reflect the acquisition of Integrated Systems, Inc., ("Integrated Systems") in the first quarter of fiscal 2001 and RouterWare, Inc. ("RouterWare") in the second quarter of fiscal 2000, each of which was accounted for as a pooling of interests. Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase. Certain amounts have been reclassified to conform to the current years' presentation.

        Principles of Consolidation.    The Consolidated Financial Statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for doubtful accounts receivable, revenue returns reserves, restructuring costs, valuation of investments, goodwill and purchased intangibles and deferred taxes, as the outcome of litigation and other contingencies. Actual results could differ from those estimates and could affect future operating results.

        Cash, Cash Equivalents and Investments.    Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at cost, which approximates fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders' equity until disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense. Gross purchases, sales and maturities of investments were $282,561, $241,971 and $88,121, respectively, in fiscal 2002. Also, see restricted cash accounting policy below.

        Other Assets.    Current assets include inventory, prepaid expenses, security deposits and the current portion of deferred taxes. Other long-term assets include various investments in private companies (for which Wind River exerts no significant influence), deposits, prepaid expenses and bond issuance costs. Investments in private companies are accounted for using the cost method of accounting and subject to adjustment for impairment.

        Concentrations of Credit Risk.    Wind River's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. Wind River's investments consist of investment grade securities managed by qualified professional investment managers. The investment policy is intended to limit Wind River's exposure to concentration of credit risk.

        Wind River's accounts receivable results primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. As noted below under "Revenue Recognition," Wind River performs on-going credit evaluations of its customers' financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses. Additions to the accounts receivable allowances were approximately $3.8 million, $1.8 million and $1.2 million for the years ended January 31, 2002, 2001 and 2000, respectively. Charges against the allowance were approximately $1.9 million, $420,000 and $287,000 for the years ended January 2002, 2001 and 2000, respectively.

        No single customer accounted for more than 10% of Wind River's total revenues in fiscal 2002, 2001 or 2000. Revenues from sales to customers outside of North America represented approximately 39%, 31% and 37% of total revenue in fiscal 2002, 2001 and 2000, respectively.

        Fair Value of Financial Instruments.    For certain of Wind River's financial instruments, including cash and cash equivalents, short-term investments, line of credit, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Based on borrowing rates currently available to Wind River, the carrying value of the line of credit approximates fair value, which is based on quoted market prices. Wind River has certain other minority investments in private companies. These investments are included in other long-term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop.

        Property and Equipment.    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for computer equipment and four to ten years for furniture and equipment. Leasehold improvements are amortized over the term of the related lease or useful economic life, which ever is shorter. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

        Internal Use Software.    Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes substantially all external costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period.

        Software Development Costs.    Wind River accounts for software development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred. The amortization of capitalized software costs, which were charged to cost of product revenues during fiscal 2002, 2001 and 2000 were $1.5 million, $2.4 million and $2.4 million, respectively. At January 31, 2002 and 2001, Wind River had net capitalized software costs of $1.1 million and $1.7 million, respectively.

        Goodwill and Purchased Intangibles.    Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting, are estimated by management based on the fair value of assets received. These include acquired customer base, workforce, technological know-how, trademarks and goodwill. Intangible assets are amortized over the estimated useful lives ranging from one year to four years on a straight-line basis for all acquisitions acquired prior to June 30, 2001. See Note 3 for amortization policy of goodwill subsequent to June 30, 2001 in accordance with FSAS 141 and 142.

        Impairment of Long-Lived Assets.    Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets when circumstances dictate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset's value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. See Note 3.

        Restricted Cash.    Restricted cash consists of the investments held as collateral under the operating lease of Wind River's headquarters and in respect of Wind River's interest rate swap arrangements. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date.

        Derivative Financial Instruments.    In the first quarter of fiscal 2002, Wind River adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

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

        Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2002, Wind River had no outstanding forward contracts. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

        Revenue Recognition.    Wind River derives revenue from two sources: (i) product revenue and (ii) service revenue. Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. Wind River licenses its software products under perpetual as well as time-based arrangements. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contract renewals are generally sold separately from Wind River's products. Wind River's customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers. Agreements generally do not allow the right of return or sales price adjustments.

        Wind River recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition."

        Wind River recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable and vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

        Persuasive evidence of an arrangement exists.    It is Wind River's customary practice to have written non-cancelable contracts and a customer purchase order prior to recognizing revenue on an arrangement.

        Delivery has occurred.    Product revenues for software and hardware are recognized at the time of shipment or upon the delivery of a product master, with standard transfer terms of FOB shipping point. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. If evidence of fair value of all undelivered elements exists, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

        Wind River recognizes revenues from one-year, time-based licenses ratably over the term of the agreement. For multi-year time-based licenses, Wind River defers recognition of the fees associated with the VSOE of the maintenance and support over the term of the license and recognizes the residual contract amount in the period in which the agreement is signed, so long as it has VSOE for undelivered elements, which typically consist of maintenance and support. Where VSOE does not exist for undelivered elements, Wind River recognizes the fees ratably over the term of the multi-year license.

        Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of royalty reports related to the sale of product to an end-user, depending on Wind River's historical experience with these customers.

        Service revenues from professional services contracts are recognized as the services are performed for time-and-materials contracts and using the percentage-of-completion basis for fixed-price contracts. Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which in most instances is one year. Service revenues from training and consulting are recognized when the services are provided.

        The vendor's fee is fixed or determinable.    At the time of each transaction, Wind River assesses whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If any portion of a fee is due after Wind River's standard payment terms, which are generally no greater than 90 days from invoice date, Wind River accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

        Collection is probable.    Wind River assesses probability of collection based on a number of factors, including its past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers' financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on Wind River's review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

        Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. Wind River must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

        Funded Research and Development.    Wind River accounts for funded research and development from its Center of Excellence Initiative as an offset to gross research and development expenses. Funded research and development was $4.5 million, $1.0 million and $600,000 in fiscal 2002, 2001 and 2000, respectively.

        Stock-Based Compensation.    Wind River accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Financial Accounting Standards Board Interpretations ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation."

        Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Wind River's stock and the exercise price. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity instruments. The pro forma disclosures of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method are presented in Note 11, "Stock Based Compensation Plans."

        Wind River accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Wind River uses the Black-Scholes option-pricing model to value options granted to non-employees.

        Income Taxes.    Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Wind River's Consolidated Financial Statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

        Net Income (Loss) Per Share.    Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if-converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive. See Note 9, "Net Income (Loss) Per Share Computation."

        Comprehensive Income (Loss).    Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss), for Wind River, results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

        The functional currency of foreign subsidiaries are translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of comprehensive income (loss), along with translation adjustments.

        Recent Accounting Pronouncements.    In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: a) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and b) the vendor can reasonably estimate the fair value of that benefit. EITF 01-09 will be adopted by Wind River effective February 1, 2002. Wind River's adoption of EITF 01-09 as of February 1, 2002, is not expected to have a material impact on Wind River's financial statements.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations" which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS No. 141 establishes specific criteria for the recognition of intangible assets separately from goodwill. The provisions of SFAS No. 141 have been adopted as of July 1, 2001. The adoption of SFAS No. 141 did not change the method of accounting used in business combinations initiated prior to July 1, 2001, including those Wind River accounted for under the pooling-of-interests method.

        In July 2001, the FASB also issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles, including acquired workforce, as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Wind River adopted SFAS No. 142 effective February 1, 2002, which will result, among other items, in Wind River no longer amortizing its existing goodwill. Wind River is currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions to are to be applied prospectively. Wind River will adopt SFAS No. 144 effective February 1, 2002 and does not expect any material impact on its financial statements from the adoption of this statement.

NOTE 3: ACQUISITIONS AND DISPOSITIONS

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

        On February 15, 2000, Wind River completed its acquisition of Integrated Systems in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for .92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock, and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems. Wind River and Integrated Systems incurred approximately $25.2 million of costs associated with the merger, including $11.1 million for investment banking fees, $6.8 million in severance payments, $3.1 million for office closure and other costs for surplus sales offices in the United States, Europe and Japan, $3.6 million for legal, accounting and other professional fees which relate primarily to the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, Europe and Japan, and $600,000 for general integration costs. In fiscal 2002, $1.1 million of previously accrued excess facility costs were reversed to due Wind River's ability to exit leases earlier than anticipated.

        A summary of the acquisition costs is outlined as follows:

(In thousands)	Original Charges	Non-Cash Charges	Cash Payments	Acquisition Accruals at January 31, 2001	Cash Payments	Reversals in Fiscal Year 2002	Acquisition Accruals at January 31, 2002
Investment banking fees	$11,100	$—	$11,100	$—	$—	$—	$—
Workforce reduction	6,842	—	6,401	441	306	(135)	—
Consolidation of excess facilities	3,100	647	1,122	1,331	249	(128)	954
Legal, accounting and other professional fees	3,600	—	2,858	742	353	(389)	—
General integration costs	600	104	—	496	37	(459)	—

	$25,242	$751	$21,481	$3,010	$945	$(1,111)	$954

        The results of operations for the fiscal year ended January 31, 2000, incorporating businesses acquired as poolings-of-interests are summarized as follows:

	Year Ended January 31, 2000
(In thousands)	Revenues	Net Income (Loss)
Wind River	$169,808	$25,143
RouterWare	1,302	(2,672)

Combined	171,110	22,471
Integrated Systems	144,944	(12,108)

Combined	$316,054	$10,363

        RouterWare used a calendar year end and Integrated Systems used a February 28th fiscal year end. In order for all companies to operate on Wind River's January 31st fiscal year end, operations for the one-month differences, which were not significant to Wind River, have been reflected as an adjustment to retained earnings in fiscal 2000. No significant adjustments were necessary to conform accounting policies. However, the companies' historical results have been adjusted to reflect the elimination of inter-company transactions in any period presented.

Purchase Combinations

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

        On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation ("Embedded Support Tools") in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for 0.4246 of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock; and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $331.6 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million. Wind River recorded an expense of $3.7 million for in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001.

        On May 1, 2000, Wind River acquired AudeSi Technologies Inc. ("AudeSi") in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for .0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock), and (b) all options to purchase AudeSi common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000. In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001.

        On July 14, 2000, Wind River acquired ICESoft AS ("ICESoft"), a developer of embedded Internet browsing technologies for intelligent devices. The total purchase price of $24.6 million consisted of cash consideration of $24.5 million and acquisition costs of approximately $100,000. ICESoft was located in Norway and is considered an international entity; therefore, the results of its operations were included from the date of acquisition.

        On October 24, 2000, Wind River completed its acquisition of Rapid Logic, Inc. ("Rapid Logic") in a stock-for-stock merger transaction. Rapid Logic is a provider of advanced device management technologies for networking equipment and other intelligent devices. In connection with the acquisition: (a) each outstanding share of Rapid Logic common stock was exchanged for 0.0730 of a share of Wind River common stock, resulting in the issuance of an aggregate of 1,244,940 shares of Wind River common stock for all outstanding shares of Rapid Logic common stock, and (b) all options to purchase shares of Rapid Logic common stock outstanding immediately prior to the consummation of the acquisition were converted into fully-vested options to purchase 126,298 shares of Wind River common stock. The total purchase price of approximately $57.5 million consisted of common stock with a fair market value of $51.8 million, options assumed with a fair market value of $5.0 million and merger costs of $700,000. In connection with the acquisition, Wind River recorded an expense of $3.25 million for in-process research and development, which was charged against earnings in the fourth quarter of fiscal year 2001.

        On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic Systems, NV ("Eonic"). The total purchase price of $15.5 million consisted of $15.0 million in cash and $542,000 in acquisition related costs.

        On May 4, 2001, Wind River purchased from Berkeley Software Design, Inc. ("BSDI") certain identified software assets, including the BSDI operating system, a UNIX based code suitable for various Internet applications. The total purchase price of $23.4 million consisted of $22.9 million in cash and $507,000 in acquisition related costs. Prior to the closing of the transaction, we loaned $7.5 million to BSDI to repay BSDI creditors.

        On October 10, 2001, Wind River purchased the assets of the Telenetworks division of Next Level Communications, Inc. ("Telenetworks"). The assets acquired in the transaction include software stacks that implement the signaling and control mechanisms used in voice-over-IP networks, customer lists and other assets. The purchase allows Wind River to further develop their presence in the voice/data convergence area and in wireless space. The total net purchase price of $5.6 million consisted of $5.5 million in net cash and $100,000 in acquisition related costs.

        The allocation of the purchase prices for the above acquisitions are summarized below:

	Years Ended January 31,
				2001
	2002
(In thousands)				Embedded Support Tools
	Telenetworks	BSDI	Eonic		AudeSi	ICESoft	Rapid Logic
Completed technology	$1,425	$2,600	$2,370	$15,150	$1,100	$750	$5,350
In-process research and development	350	—	—	3,700	1,000	100	3,250
Trademark	—	420	—	650	—	—	550
Workforce	—	2,000	320	5,650	850	400	3,900
Other intangibles	525	—	—	—	—	—	—
Customer base	925	390	940	—	—	—	1,100
Non-compete agreement	—	—	560	—	—	—	—
Net tangible assets	—	—	108	3,206	871	225	2,260
Net liabilities assumed	(14)	(90)	—	—	—	—	—
Deferred tax liability	—	—	—	(8,043)	(731)	(431)	(4,087)
Goodwill	2,354(1)	18,073	11,244	311,243	49,330	23,561	45,128

Total purchase price	$5,565	$23,393	$15,542	$331,556	$52,420	$24,605	$57,451

Amortization period	4 years	4 years	4 years	4 years	4 years	4 years	4 years

(1)
In accordance with SFAS 142, goodwill associated to the Telenetworks acquisition has not been amortized into results of operations.

        The amounts related to in-process technology associated with Telenetworks, Embedded Support Tools, AudeSi, Rapid Logic and ICESoft represent purchased in-process technology for projects that have not yet reached technological feasibility and have no alternative future use. The value of the in-process research and development was determined by estimating the net cash flows resulting from the completion of the projects reduced by the percentage of completion of the projects. Net cash flows were tax-effected using estimated income taxes consistent with Wind River's anticipated tax rate for the foreseeable future and then discounted back to their present value at a discount rate based on Wind River's required risk-adjusted, weighted average rate of return. Wind River's estimated revenues, margins and operating costs are based upon historical information about similar product development cycles combined with projections of future revenue and cost patterns, including projections used when initially evaluating the acquisition of Telenetworks, Rapid Logic, Embedded Support Tools, ICESoft and AudeSi. There is no assurance that Wind River will realize revenues from these in-process projects in the amounts estimated or that the costs incurred will be materially consistent with estimates made.

        The nature of the efforts to develop purchased in-process technology into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the resulting products can meet their design specifications, including function, features and technical performance requirements. Due to the fact that the projects were in process, there is uncertainty regarding whether they can be successfully finished and result in the net cash flows that were originally estimated at the time of the acquisitions. It is reasonably possible that the development of the acquired technology could fail because of either prohibitive costs, Wind River's inability to perform the required completion efforts or other factors outside Wind River's control, such as a change in the market for the resulting developed products. If the development of the technology is unsuccessful, the technology may be abandoned during the development phase. Should Wind River's development efforts fail or encounter significant delay, then Wind River's future returns may be significantly reduced. In such case, Wind River may be unable to recover its investment in this project, may be less well positioned to benefit from new product markets in these areas and Wind River's future operating results could be adversely affected.

        With the exception of the business restructuring and impairment review discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with Wind River's purchase acquisitions completed during fiscal 2002 and fiscal 2001 have been consistent, in all material respects, with the actual results to date. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of any other assets related to the development activities.

Impairment of Goodwill and Purchased Intangibles

        During the second and fourth quarters of fiscal 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during fiscal 2002, Wind River recorded an aggregate charge of $257.4 million, of which, $254.8 million related to the impairment of goodwill and $2.6 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows:

(In thousands)	Impairment Expense For Year Ended January 31, 2002
Embedded Support Tools	$167,481
AudeSi	35,837
Rapid Logic	24,024
ICESoft	15,255
Software Development Systems, Inc.	14,788

Total	$257,385

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2002 and 2001, Wind River had net book values in goodwill and purchased intangible assets of approximately $108.4 million and $403.0 million, respectively. Accumulated amortization for intangibles at January 31, 2002, 2001 and 2000 was $183.4 million, $102.3 million and $6.4 million, respectively. Amortization expense relating to completed technology for fiscal years ended January 31, 2002, 2001 and 2000 was $8.1 million, $7.7 million and $2.3 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $25.3 million in net book value at January 31, 2002 will continue to be amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 2).

Dispositions

        In January 2002, Wind River sold ICESoft for $1.0 million in cash and a maximum of $4.0 million to be paid quarterly over three years. The sale of ICESoft resulted in a net loss of approximately $1.3 million, which has been included in other income and expense in the consolidated statements of operations.

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Property and Equipment

        Property and equipment consist of the following:

	As of January 31,
(In thousands)
	2002	2001
Land and buildings	$27,751	$26,446
Computer equipment and software	82,132	76,752
Furniture and equipment	18,040	15,781
Leasehold improvements	7,561	7,020

	135,484	125,999
Less accumulated depreciation and amortization	(75,680)	(59,010)

Property and equipment, net	$59,804	$66,989

Cash Equivalents and Investments

        Cash equivalents and investments consist of the following:

	As of January 31,
(In thousands)
	2002	2001
Money market fund	$68,447	$52,485
US government and agency obligation	49,356	41,795
Corporate bonds	74,497	94,022
Other debt securities	57,305	71,413

Total available-for-sale securities	249,605	259,715
Less amounts classified as cash equivalents	(104,944)	(67,356)

Total marketable securities	144,661	192,359
Publicly traded securities	839	4,778

Total market value of investments	145,500	197,137
Unrealized gain on marketable securities	892	1,552
Unrealized gain on publicly traded securities	117	637

Total unrealized gain on investments	1,009	2,189

Total cost of investments	$144,491	$194,948

        The principal source of the unrealized gains on marketable securities was corporate bonds. Cost investments at January 31, 2002 are composed of the market value of Wind River's stock holdings in Insignia, e-Sim and Tvia. Cost investments at January 31, 2001 were composed of the market value of Wind River's stock holdings in Liberate, e-Sim and Tvia.

        Gross realized gains and losses from the sale of securities classified as available-for-sale and cost investments were gains of $3.0 million, $10.9 million and $1.0 million in fiscal 2002, 2001 and 2000, respectively. These gains have been recognized within other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

        During fiscal 2002, Wind River recorded an impairment on its publicly traded securities of $4.4 million, which represented the amount of other-than-temporary decline as of the date of impairment.

        The contractual maturities of marketable fixed-income securities, regardless of their balance sheet classification, were as follows:

(In thousands)	As of January 31, 2002
Due in 1 year or less	$22,364
Due in 1-2 years	36,837
Due in 2-5 years	59,882
Due in 5 years or more	25,578

Total marketable securities	$144,661

Private Investments

        Wind River also has certain other minority investments in private companies. These investments are included in other long-term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. Due to the recent economic downturn, Wind River recorded an impairment loss of $6.9 million during fiscal 2002 for these investments. As of January 31, 2002, the cost basis of the portion of Wind River's remaining investment related to private companies was $4.0 million. Wind River will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

        In 1998, Wind River entered into an accreting interest rate swap agreement to reduce the impact of changes in interest rates on its first floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of January 31, 2002, the notional amount of the accreting interest rate swap was $28.5 million.

        In January 2001, Wind River entered into another interest rate swap agreement to mitigate the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one-month LIBOR, to a fixed rate of 5.6%. As of January 31, 2002, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counter parties to meet the terms of their contracts) is limited to the amounts, if any, by which the counter parties obligations exceed the obligations of Wind River.

        As of January 31, 2002, the fair value of these interest rate swap liabilities was approximately $2.6 million and is recorded as a long-term liability and as a component of comprehensive loss. The interest rate swap agreements mature at the same time that the respective operating lease expires.

NOTE 6: RESTRUCTURING COSTS

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

        As a result of the decision to restructure its business, Wind River recorded net restructuring costs of $21.7 million classified as operating expenses. The following paragraphs provide detailed information relating to the restructuring costs that were recorded during fiscal 2002.

Worldwide Work Force Reduction

        The worldwide work force reductions started in the second quarter of fiscal 2002 and will be substantially completed in the first half of fiscal 2003. When completed, the restructuring program will result in the reduction of 475 regular employees of which 350 employees will be from North America, 101 employees from Europe, and 24 employees from Japan and Asia Pacific. Furthermore, the reduction in employees will affect all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration. Wind River recorded a net work force reduction charge of approximately $20.1 million relating primarily to severance payments and the continuation of benefits. In addition, the number of contractors and temporary workers contracted to Wind River were reduced. Equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

Consolidation of Excess Facilities

        During the second quarter of fiscal 2002, Wind River recorded a restructuring charge of $8.4 million relating to excess facilities. The excess facilities, primarily located in the United States and the United Kingdom, included the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities were based on current comparable rates for leases in the respective markets. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million against the $8.4 million, when Wind River determined that certain of such facilities could continue to be used by existing Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, Wind River recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. Amounts accrued relating to the net future payments due on excess facilities will be paid through fiscal 2005 unless Wind River successfully negotiates to exit the leases at an earlier date. Of the total net charge for excess facilities of $1.5 million, cash related charges of $1.4 million relate primarily to lease terminations and non-cancelable lease costs related to the excess facilities. Non-cash related charges of $100,000 relate primarily to the impairment of leasehold improvements.

        A summary of the net restructuring costs is outlined as follows:

(In thousands)	Total Charges	Non-Cash Charges	Cash Payments	Restructuring Liabilities at January 31, 2002
Work force reduction	$20,132	$765	$15,073	$4,294
Consolidation of excess facilities	1,536	100	487	949

	$21,668	$865	$15,560	$5,243

NOTE 7: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

        In July 1997, Wind River issued $140.0 million of 5.0% convertible subordinated notes, which were due to mature on August 1, 2002. The notes were subordinated to all existing and future senior debt and were convertible into shares of Wind River's common stock at a conversion price of $32.33 per share. During fiscal 2002, Wind River repurchased and retired $81.9 million in face value of these convertible subordinated notes. In January 2002, Wind River redeemed all of the remaining convertible subordinated notes, or $58.1 million in face value, at a redemption price of 101% of the principal. The net impact of gains and losses on the repurchase, retirement and redemption of the 5.0% convertible subordinated notes was a gain of $252,000, net of taxes, which has been reflected in net other income and expense for the year ended January 31, 2002.

        In December 2001, Wind River issued $150.0 million of its 3.75% convertible subordinated notes due December 2006. The notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River's common stock. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, notes may be converted into Wind River's common stock at any time, unless previously redeemed, at an initial conversion price of $24.115 per share. Wind River may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances Wind River may redeem the notes prior to December 2004. The estimated fair value for the convertible subordinated notes (with a carrying amount of $150.0 million at January 31, 2002) was approximately $156.7 million at January 31, 2002.

        The indenture under which the notes were issued provides that an event of default will occur if (i) Wind River fails to pay principal or premium on the notes, (ii) Wind River fails to pay interest on the notes and fails to cure such non-payment within 30 days, (iii) Wind River fails to perform any other covenant required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) Wind River or one of its significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either Wind River or any of its significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

        As of January 31, 2002, Wind River has United States dollar equivalent net borrowings of $15.0 million from a line of credit obtained through a Japanese subsidiary for up to 2.1 billion Japanese yen, approximately $15.7 million. Wind River extended the line of credit until April 30, 2002, at an average annual interest rate of 2.07% on any borrowed amount.

NOTE 8: PROVISION FOR INCOME TAXES

Income (loss) before income taxes is as follows:

	Years Ended January 31,
(In thousands)
	2002	2001	2000
Domestic	$(378,023)	$(67,736)	$18,400
Foreign	4,200	3,700	7,308

Total	$(373,823)	$(64,036)	$25,708

        The provision for income taxes was composed as follows:

	Years Ended January 31,
(In thousands)
	2002	2001	2000
Current
Federal	$—	$10,202	$9,020
State	—	1,746	1,972
Foreign	3,645	2,770	7,275

	$3,645	$14,718	$18,267

Deferred
Federal	$(1,665)	$(2,209)	$(2,186)
State	(169)	(154)	(736)

	(1,834)	(2,363)	(2,922)

Total	$1,811	$12,355	$15,345

        The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2002	2001	2000
Expected rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal benefit	(0.7)	2.7	2.9
Goodwill amortization	5.7	48.8	3.8
Foreign taxes	0.5	3.0	14.0
In process technology write-off and impairment of goodwill	24.0	4.4	8.3
Research and development, net	—	(2.4)	(2.5)
Foreign sales corporation benefit	—	(1.0)	(1.9)
Losses and expenses without tax benefit	7.1	—	—
Other	(1.1)	(1.2)	0.1

Total	0.5%	19.3%	59.7%

        Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows:

	As of January 31,
(In thousands)
	2002	2001
Depreciation and amortization	$1,241	$2,881
Tax credit carry-forwards	49,385	2,788
Employee benefit accruals	1,700	2,278
Accounts receivable reserves	2,266	2,740
Accrued expenses and other	3,602	2,525
Deferred revenues	400	786

Gross deferred tax assets	58,594	13,998

Software development costs	278	340
Purchased technology	3,949	15,492
Unrealized gain on investments	—	882

Gross deferred tax liabilties	4,227	16,714

Net deferred tax assets (liabilities)	54,367	(2,716)
Less valuation allowance	(54,367)	—

Net	$—	$(2,716)

        During the years ended January 31, 2001 and 2000, tax benefits resulting from the exercise of employee stock options amounting to $12.0 million, and $5.0 million, respectively, were credited to stockholders' equity and reduced income taxes payable.

        As of January 31, 2002, the net operating loss carry-forwards for federal and state income tax purposes were approximately $102.9 million and $28.3 million that begin to expire in 2017 and 2005, respectively. As of January 31, 2002, Wind River had federal and state tax credit carry-forwards of approximately $9.3 million and $1.8 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2016 and the California tax credits will carry forward indefinitely.

        Wind River has determined that it is more likely than not that the net deferred tax asset recorded as of January 31, 2002 would not be recoverable against future earnings prior to expiration. Accordingly, Wind River established a full valuation allowance against its deferred tax assets. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at January 31, 2002 will be allocated to income tax benefit and additional paid-in-capital in the amounts of $32.4 and $22.0 million, respectively.

        At January 31, 2001, deferred tax assets of approximately $18.5 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these loss and credit carry-forwards will be accounted for as a credit to additional paid-in capital. This amount has been added to the gross deferred tax asset as of January 31, 2002. During the years ended January 31, 2002, 2001 and 2000, the valuation allowance against deferred tax assets increased by $38.6 million, $19.2 million and $6.1 million, respectively.

NOTE 9: NET INCOME (LOSS) PER SHARE COMPUTATION

        In accordance with the SFAS No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Years Ended January 31,
(In thousands, except per share amounts)
	2002	2001	2000
Basic computation:
Net income (loss)	$(375,634)	$(76,391)	$10,363
Weighted average common shares outstanding	77,544	72,467	63,096

Basic net income (loss) per share	$(4.84)	$(1.05)	$0.16

Diluted computation:
Net income (loss)	$(375,634)	$(76,391)	$10,363
Weighted average common shares outstanding	77,544	72,467	63,096
Incremental shares from assumed conversions:
Dilutive potential common shares	—	—	3,933

Total dilutive average common shares outstanding	77,544	72,467	67,029

Diluted net income (loss) per share	$(4.84)	$(1.05)	$0.15

        The effect of assumed conversion of the 3.75% and 5.0% convertible subordinated notes is anti-dilutive, for shares of 6.2 million and 4.3 million for the years ended January 31, 2002 and 2001, respectively, and is therefore excluded from both of the above computations. In addition, dilutive potential common shares from outstanding stock options totaling approximately 2.0 million and 5.3 million as of January 31, 2002 and 2001, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculation, as their inclusion would be anti-dilutive. Since Wind River has a net loss for the years ended January 31, 2002 and 2001, there is no difference between basic and diluted net loss per share.

NOTE 10: COMMON STOCK

        During the fiscal year ended January 31, 2001, Wind River issued 30,176,792 shares of common stock in connection with acquisitions.

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

NOTE 11: STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

        As of January 31, 2002, Wind River has four main stock option plans: the Amended and Restated 1987 Equity Incentive Plan (the "1987 Plan"), the 1998 Equity Incentive Plan (the "1998 Plan"), the

1998 Non-Officer Stock Option Plan (the "NSO Plan") and 1995 Non-Employee Directors' Stock Option Plan (the "Directors' Plan").

        Wind River's practice is to grant all options with exercise prices of at least 100% of the fair market value, although non-statutory options granted under the 1987 Plan, the 1998 Plan and the NSO Plan may be granted with an exercise price equal to 85% of the fair market value on the date of grant. Under each of these plans, options expire no later than ten years from the grant date. Under the 1987 Plan, the 1998 Plan and the NSO Plan, the Board of Directors has the authority to set the terms of each option, and options generally become exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th a month).

        The 1987 Plan allows for the issuance of options and other stock awards to Wind River employees and consultants. An aggregate of 14,175,000 shares of common stock have been reserved for issuance under the 1987 Plan, which expires in September 2002. The 1998 Plan provides for grants of options and other stock awards to employees, directors and consultants. An aggregate of 4,100,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under the 1987 Plan and the 1998 Plan may be incentive stock options or non-statutory stock options. The NSO Plan provides for grants of non-statutory stock options to employees and consultants who are not officers or directors of Wind River. An aggregate of 11,250,000 shares of common stock have been reserved for issuance under the NSO Plan.

        The Directors' Plan provides for automatic grants of non-statutory stock options to purchase Wind River common stock to directors of Wind River who are not employees of, or consultants to, Wind River or any affiliate of Wind River ("Non-Employee Directors"). The Directors' Plan allows for the issuance of options to purchase a maximum of 337,500 shares of common stock. Initial options granted under each of these plans vest in annual increments over a period of four years from the date of grant, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant as long as the optionee has attended 75% of the meetings of the board and committees on which he serves.

        In addition, in connection with the acquisitions of various companies, Wind River assumed the outstanding options issued under stock option plans of each acquired company. At January 31, 2002, assumed options to purchase a total of 2.1 million shares of Wind River common stock were outstanding. No further grants may be made under any assumed plan. Additionally, Wind River entered into a non-statutory stock option agreement with an executive officer in October 1999, under which the officer was granted an option to purchase 400,000 shares at an exercise price of $18.375, the fair market value on the date of grant. The assumed options and the executive officer's option are included in the following table.

        Activity under all stock option plans described above is summarized as follows:

	Years Ended January 31,
	2002		2001		2000
(In thousands, except for per share amounts)	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
Beginning balance	17,798	$23.88	14,288	$16.61	11,468	$16.41
Granted	4,955	14.75	8,658	30.72	5,223	16.46
Exercised	(1,291)	9.05	(3,665)	12.24	(1,439)	6.76
Canceled	(2,958)	29.30	(1,483)	22.55	(964)	17.29

Ending balance	18,504	$21.62	17,798	$23.88	14,288	$16.61

        Options outstanding, from all plans, and exercisable as of January 31, 2002 are as follows by exercise price ranges:

	Year Ended January 31, 2002
	Options Outstanding			Options Exercisable
(In thousands, except exercise price and contractual life data) Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 - $10.25	2,046	5.63	$6.55	1,557	$5.42
10.27 - 10.40	2,406	9.64	10.40	4	10.31
10.96 - 14.99	2,376	7.24	13.07	1,484	12.57
15.00 - 18.38	1,933	7.90	16.66	935	16.57
18.50 - 23.32	2,183	7.52	21.79	1,138	21.64
23.33 - 29.00	2,282	6.55	26.46	1,820	26.38
29.25 - 34.75	2,598	8.24	32.95	1,200	33.05
34.81 - 40.75	2,019	8.56	37.57	1,045	37.28
40.88 - 52.25	658	8.54	43.83	236	43.80
60.50 - 60.50	3	8.08	60.50	1	60.50

$0.15 - $60.50	18,504	7.72	$21.62	9,420	$21.68

        At January 31, 2001 and 2000, options to purchase 6,895,000 and 5,453,000 shares of common stock were exercisable at a weighted average exercise price of $16.19 and $13.89, respectively.

Employee Stock Purchase Plan

        In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which 3.0 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at certain plan-defined dates. In fiscal 2002, 2001 and 2000, Wind River issued 561,000 shares, 266,000 shares and 455,000 shares, respectively, under the Purchase Plan. At January 31, 2002, 952,000 shares were available for issuance under the Purchase Plan.

Pro Forma Disclosures

        Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended January 31, 2002, 2001 and 2000:

	Years Ended January 31,
	2002	2001	2000
Risk free interest rates	4.53%	5.65%	5.83%
Expected volatility	74.5%	70.0%	66.0%
Expected option life (in years)	5.2	5.0	5.3
Expected dividends	—	—	—

        The weighted average fair value per share of options granted in fiscal years 2002, 2001 and 2000 were $9.61, $22.51 and $10.48, respectively.

        Wind River has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model, with the following assumptions for rights granted in fiscal years 2002, 2001 and 2000.

	Years Ended January 31,
	2002	2001	2000
Risk free interest rates	4.62%	5.65%	5.83%
Expected volatility	76.9%	70.0%	66.0%
Expected option life (in years)	0.5	0.5	0.5
Expected dividends	—	—	—

        Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River's net income (loss) and net income (loss) per share would have been:

	Years Ended January 31,
(In thousands, except per share amounts)
	2002	2001	2000
Net income (loss):
As reported	$(375,634)	$(76,391)	$10,363
Pro Forma	$(444,153)	$(125,762)	$(27,132)
Net income (loss) per share:
Basic:
As reported	$(4.84)	$(1.05)	$0.16
Pro Forma	$(5.73)	$(1.74)	$(0.43)
Diluted:
As reported	$(4.84)	$(1.05)	$0.15
Pro Forma	$(5.73)	$(1.74)	$(0.43)

        The pro forma amounts include compensation expense related to fiscal 2002, 2001 and 2000 stock option grants and purchases of common stock under the Purchase Plan only. The effects of applying SFAS 123 on pro forma disclosures of net income (loss) and net income (loss) per share in fiscal 2002, 2001, and 2000 are not likely to be representative of the pro forma effects on net income and net income per share in future years.

        For the fiscal years ended January 31, 2002, 2001 and 2000, Wind River recognized stock-based compensation expense of $251,000, $458,000 and $218,000, respectively. For options granted to non-employees in fiscal years 2002 and 2001, Wind River determined fair value using the Black-Scholes option-pricing model, with the following assumptions: expected volatility of 70%; risk-free interest rates of 5.50% and 6.49%, respectively; and deemed values of common stock between $14.99 and $30.00 per share. No option grants to non-employees were made in 2000.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

        Wind River leases certain property consisting of subsidiary headquarters, customer training facilities and sales facilities that expire at various dates through January 2022. Future minimum rental payments under non-cancelable operating leases subsequent to January 31, 2002 are as follows:

(In thousands)		Synthetic Lease Payments, Net
Years Ending January 31,	Operating Lease Rental Payments		Total
2003	$8,333	$3,205	$11,538
2004	5,628	3,210	8,838
2005	5,164	2,569	7,733
2006	2,968	1,413	4,381
2007	1,671	1,177	2,848
Thereafter	10,938	—	10,938

Total	$34,702	$11,574	$46,276

        Total operating lease rental payments, net, and net synthetic lease payments during the years ended January 31, 2002, 2001 and 2000 were $16.2 million, $14.8 million, and $8.5 million, respectively.

        In fiscal 1998, Wind River entered into an operating lease for its headquarters facility constructed on the land Wind River purchased in Alameda, California. In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. None of Wind River's officers or employees has any financial interest in these synthetic lease arrangements.

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments under both leases vary based upon the total construction costs of the property, including capitalized interest at LIBOR. In connection with the lease of Wind River's headquarters, Wind River leased the land to the lessor of the building at a nominal rate and for a term of 55 years. If Wind River were to terminate the ground lease prior to maturity, it would be obligated to purchase the buildings. The operating leases provide Wind River with the option, at end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. At January 31, 2002, Wind River had not made a decision with respect to the option it will pursue at the end of the lease terms, and it may be required to act sooner if accounting rules applicable to synthetic leases are modified. However, it is likely that Wind River will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back to it.

        Wind River has guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Upon maturity of the operating leases, if Wind River does not purchase the buildings, it may be obligated to pay the amount of the residual value guarantee to the lessor. Wind River has deposited fixed income securities with a custodian to ensure the performance of its obligations under the leases; at January 31, 2002 and 2001, Wind River held $60.3 million and $58.8 million, respectively, in cash and cash equivalents as restricted cash in satisfaction of this requirement. The amount held as restricted cash at January 31, 2002 is sufficient to satisfy performance of Wind River's obligations under the operating leases. The majority of restricted cash represents the build cost incurred upon construction of the buildings.

        In addition, under the terms of the leases, Wind River must maintain compliance with certain financial covenants, relating to minimum consolidated fixed charge ratio, minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of January 31, 2002, Wind River was in compliance with these covenants. There can be no assurance, however, that Wind River will continue to be in compliance with these covenants, particularly if its revenues continue to be negatively impacted by the economy or other factors. In the event Wind River were not in compliance, and is not able to obtain a waiver or amendment of the covenants, it could become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases.

        In the event of a default, Wind River's obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated. If the leases were terminated as a result of an event of default and Wind River became obligated to pay the purchase price of the buildings, Wind River would reflect the purchase price as an asset on its balance sheet, and its restricted cash and investment position would be reduced by the amount of the purchase price. Currently, Wind River reflects rent payments as an expense on its statement of operations. In the event Wind River were required to purchase the buildings, its rent expense would cease and Wind River would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that, an event of default or termination of the leases and Wind River's obligations to purchase the buildings, would not have a material adverse affect on its financial condition, results of operations or cash flows. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004 and the second lease will terminate in November 2006.

Litigation

        From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. In February 2001, Wind River entered into a license and distribution agreement with The MathWorks, Inc. ("TMW), to ensure customer support and product transition as Wind River prepared to discontinue its MATRIXx® product family. Under the agreement, in exchange for cash payments totaling $12.0 million, Wind River granted to TMW the exclusive distribution rights to MATRIXx for a period of two and a half years as well as an option to purchase the MATRIXx intellectual property and assets at the end of the licensing term for an additional payment. In July 2001, the Antitrust Division of the U.S. Department of Justice commenced a civil antitrust investigation into whether the agreement with TMW was in violation of the federal antitrust laws. Wind River has cooperated fully with the Justice Department and expects to resolve the matter without any enforcement action being commenced and without incurring any material financial loss.

        On December 3, 2001, Wind River filed an action for declaratory relief in the Superior Court of California, County of Alameda, against Mentat, Inc. concerning the 1999 Distribution Agreement for Computer Software Package (the "Agreement") entered into between Wind River and Mentat. Under the Agreement, Wind River agreed to license and distribute software designed by Mentat known as WindNet Streams 1.0, which provides an interface for certain networking protocols and terminal subsystems, helpful but not commonly used in embedded applications. The dispute arose from a claim by Mentat alleging that Wind River had breached the Agreement by distributing WindNet Streams 1.0 binaries in a recent distribution of less than 100 board support packages and by including some allegedly confidential source code header files (but not the application itself) in Wind River's Tornado 2.x product. Mentat alleged damages measured at license fees of $35,000 for each WindNet Streams 1.0 binary distribution and source code license fees of $26,000 for each header file distribution. Wind River has requested that the court make a declaration that (i) the header files are not confidential source code, (ii) no misappropriation of Mentat's trade secrets has occurred, (iii) Mentat has failed to mitigate, and has not suffered, any damages, and (iv) Wind River has not breached the agreement. On December 18, 2001, Mentat filed a counter claim and response to our action making the same allegations set forth above. Wind River intends to pursue this action and defend the matter vigorously and believes it has meritorious defenses to the allegations.

        Management believes the outcome of Wind River's outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River's business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Wind River is unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements.

NOTE 13: RELATED-PARTY TRANSACTIONS

        During fiscal years 2001 and 2000, Wind River distributed its products in Japan through Wind River Systems, K.K. ("WRSKK"), a joint venture in which Wind River owned a 70% equity interest. Innotech, Kobe Steel and Nissin Electric, the other partners in the joint venture, each owned a 10% equity interest. Wind River entered into distributor agreements with Innotech, Kobe Steel, and Nissin Electric in March 1993, October 1991, and October 1991, respectively. In March 2000, Wind River notified the master distributors that their distributor agreements would terminate at the end of fiscal 2001. Wind River subsequently acquired the 30% minority interest on December 28, 2000 for an amount approximating $1.2 million, which was primarily accounted for as goodwill, so that it now owns 100% of WRSKK. On March 30, 2001, Wind River signed agreements with Kobe Steel and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively, to purchase customer lists and other intangibles.

        In September 1999, Wind River's chief executive officer signed a promissory note to borrow up to $2.4 million from Wind River to purchase shares of common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan has full recourse and is collateralized by certain personal assets owned by the chief executive officer. The loan amount of $1.9 million as of January 31, 2002 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

NOTE 14: DISTRIBUTION AGREEMENT

        In February 2001, Wind River sold exclusive distribution rights for the MATRIXx® product family to The MathWorks, Inc. ("TMW"). MATRIXx is a set of software tools used in the development of embedded control systems. Under the agreement, in exchange for cash payments totaling $12.0 million, Wind River granted TMW exclusive distribution rights of MATRIXx for a period of two and a half years and an option to purchase the intellectual property and assets of MATRIXx at the end of the licensing term for an additional payment. TMW agreed to assume the support of MATRIXx and provide a transition plan to its MATLAB® and Simulink® family of products for customers who choose to migrate. As a result, Wind River paid TMW a cash amount of $3.5 million related to the transfer of deferred maintenance contracts to TMW. See Note 12 "Commitments and Contingencies."

NOTE 15: SEGMENT AND GEOGRAPHIC INFORMATION

        Wind River reports in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in the United States, Canada, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net by geographic location is as follows:

(In thousands)	Revenues	Long-lived Assets
Fiscal year ended January 31, 2002
North America	$215,316	$169,764
Japan	37,256	7,386
Other International	98,500	6,556

Consolidated	$351,072	$183,706

Fiscal year ended January 31, 2001
North America	$300,676	$467,596
Japan	40,835	7,554
Other International	96,473	10,781

Consolidated	$437,984	$485,931

Fiscal year ended January 31, 2000
North America	$198,736	$91,823
Japan	42,880	3,086
Other International	74,438	5,419

Consolidated	$316,054	$100,328

        Other International consists of the revenues and long-lived assets of operations in Europe and Asia Pacific.

        Revenue information on a product and services basis is as follows:

	Years Ended January 31,
(In thousands)
	2002	2001	2000
Software licenses	$157,523	$209,558	$139,919
Run-time license revenues	80,478	100,107	70,759
Maintenance revenues	63,918	70,373	57,731
Other service revenues	49,153	57,946	47,645

Total	$351,072	$437,984	$316,054

        No single customer accounted for more than 10% of Wind River's total revenues in fiscal 2002, 2001 or 2000.

SUPPLEMENTARY FINANCIAL INFORMATION
UNAUDITED QUARTERLY RESULTS OF OPERATIONS

        We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include: the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter; changes in the length of our products' sales cycles, which increase as our customers' purchase decisions become more strategic and are made at higher management levels; the success of our customers' products from which we derive our royalty revenue; the mix of our revenues as between sales of products and lower-margin sales of services; our ability to control our operating expenses; our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly; possible deferrals of orders by customers in anticipation of new product introductions; announcements, product introductions and price reductions by our competitors; our ability to manage costs for fixed-price consulting agreements; seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter; changes in business cycles that affect the markets in which we sell our products; economic conditions in the United States and international markets; and foreign currency exchange rates; and the occurrence of unexpected events.

	Three Months Ended
(In thousands, except per share amounts)	Jan. 31, 2002	Oct. 31, 2001	Jul. 31, 2001	Apr. 30, 2001	Jan. 31, 2001	Oct. 31, 2000	Jul. 31, 2000	Apr. 30, 2000
	(Unaudited)
Total revenues	$80,505	$80,145	$80,230	$110,192	$130,247	$114,838	$101,261	$91,638
Gross profit	60,889	60,163	58,283	85,055	102,419	89,015	77,147	69,472
Loss before provision (benefit) for income taxes and extraordinary items	(39,850)	(21,644)	(288,759)	(23,639)	(7,763)	(12,994)	(15,551)	(27,728)
Net loss	(50,001)	(19,233)	(281,559)	(24,841)	(10,618)	(15,994)	(17,346)	(32,433)
Net loss per share, basic and diluted	(0.64)	(0.25)	(3.64)	(0.32)	(0.14)	(0.22)	(0.24)	(0.48)
Shares used in per share calculation:	78,218	77,820	77,354	76,785	76,178	74,195	72,557	66,939

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference from the information contained under the caption "Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders. The information regarding current executive officers found under the caption "Executive Officers of the Registrant" in Part I, Item 4A hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information contained under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information contained under the captions "Executive Compensation—Employment, Severance and Change of Control Transactions" and "Certain Relationships and Related Party Transactions" in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

        1.    Financial Statements and Schedules—See Index to Consolidated Financial Statements at Item 8 of this report.

    All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

        2.    Exhibits

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to Registrant's filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1
3.3	Amended and Restated Bylaws of Wind River Systems, Inc.				X
4.1	Indenture dated as of December 10, 2001 between Wind River Systems, Inc. and Bankers Trust Company, as Trustee.	10-Q	December 17, 2001	4.1
4.2	Stockholder Rights Plan between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	November 4, 1999	99.2 and 99.3
4.3	Registration Rights Agreement dated as of December 10, 2001 by and between Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.	10-Q	December 17, 2001	10.54
10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1
10.2*	1987 Equity Incentive Plan, as amended to date.	S-8 (333-06921)	June 26, 1996	99.1
10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20
10.5*	1993 Employee Stock Purchase Plan, as amended to date.	S-8 (No. 333-46850)	September 28, 2000	99.1
10.6*	1995 Non-Employee Directors' Stock Option Plan.	10-Q	June 13, 2001	10.14
10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director's Stock Option Plan.	10-K	April 21, 1997	10.15
10.8*	1998 Non-Officer Stock Option Plan as amended.	S-8 (No. 333-63300)	June 19, 2001	99.1
10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45
10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46
10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.47
10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48
10.13*	1998 Equity Incentive Plan as amended.	S-8 (No. 333-33348)	March 27, 2000	99.6
10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23
10.15*	Executive Officers' Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13
10.16*	Vice Presidents' Severance Benefit Plan.	10-Q	June 13, 2001	10.40
10.17*	Amended and Restated Deferred Compensation Agreement between Wind River Systems, Inc. and Ronald A. Abelmann.	10-Q/A	July 11, 1996	10.12
10.18*	Retirement and Consulting Agreement between Wind River Systems, Inc. and Ronald A. Abelmann, dated as of July 29, 1999.	10-Q	September 13, 1999	10.24
10.19*	Executive Employment Agreement between Wind River Systems, Inc. and Thomas M. St. Dennis, dated as of September 7, 1999.	10-Q	December 14, 1999	10.25

10.20*	Secured Promissory Note, dated as of September 7, 1999 between Wind River Systems, Inc. and Thomas M. St. Dennis.	10-Q	December 14, 1999	10.26
10.21*	Investment Propriety Security Agreement by Thomas M. St. Dennis in favor of Wind River Systems, Inc.	10-Q	December 14, 1999	10.27
10.22*	Non-Statutory Stock Option Agreement between Wind River Systems, Inc. and Marla Ann Stark.	10-Q	December 14, 1999	10.28
10.23*	Letter agreement dated June 27, 2001 by and between Wind River Systems, Inc. and Richard Kraber.	10-Q	September 14, 2001	10.48
10.24*	Separation Agreement and Release dated as of September 14, 2001 by and between Curt Schacker and Wind River Systems, Inc.	10-Q	December 17, 2001	10.50
10.25	Marina Village Industrial Gross Lease between Wind River Systems, Inc. and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.	S-1 (No. 33-59146)	March 5, 1993	10.9
10.26	Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.	10-Q	December 15, 1997	10.19
10.27	Lease Agreement between Deutsche Bank AG, and Wind River Systems, Inc., dated as of November 30, 1999.	10-K	April 28, 2000	10.34
10.28	First Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated November 30, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.2
10.29	Eighth Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated December 3, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.3
10.30	Stock Purchase Agreement between Wind River Systems, Inc. and Innotech Corporation dated as of December 28, 2000.	10-K	May 1, 2001	10.35

10.31	Stock Purchase Agreement between Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of December 28, 2000 (Incorporated by reference to the Form 10-K for the fiscal year ended January 31, 2001).	10-K	May 1, 2001	10.36
10.32	Stock Purchase Agreement between Wind River Systems, Inc. and Nissin Electric Co., Ltd. dated as of December 28, 2000.	10-K	May 1, 2001	10.37
10.33	Settlement Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of March 30, 2001.	10-K	May 1, 2001	10.38
10.34	Settlement Agreement between Wind River Systems K.K. and Nissin Electric Co., Inc. dated as of March 30, 2001.	10-K	May 1, 2001	10.39
10.35	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.41
10.36	Settlement Allocation Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.42
10.37	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.43
10.38	Settlement Allocation Agreement between Wind River Systems K.K. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.44
10.39	Purchase Agreement dated as of December 5, 2001 by and among Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.	10-Q	December 17, 2001	10.53
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Accountants.				X

*
Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulations S-K.

(b)
Reports on Form 8-K

        On December 3, 2001, Wind River filed a Form 8-K relating to the announcement of its operating results for the quarter ended October 31, 2001, the amendment of its operating lease agreements and a discussion of certain legal proceedings.

        On December 7, 2001, Wind River filed a Form 8-K, filing press releases dated December 4, 2001 and December 5, 2001 relating to its intention to offer convertible subordinated notes for sale in a private placement and the pricing of $125 million of convertible subordinated notes due 2006 (plus an additional amount of up to $25 million at the option of the initial purchasers), respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: April 30, 2002	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas St. Dennis and Marla Ann Stark, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and in all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS M. ST. DENNIS Thomas M. St. Dennis	President, Chief Executive Officer and Director (principal executive officer)	April 30, 2002
/s/ MICHAEL W. ZELLNER Michael W. Zellner	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	April 30, 2002
/s/ JERRY L. FIDDLER Jerry L. Fiddler	Chairman of the Board	April 30, 2002
/s/ NARENDRA K. GUPTA Narendra K. Gupta	Vice Chairman of the Board	April 30, 2002
/s/ JAMES L. BAGLEY James L. Bagley	Director	April 30, 2002
/s/ JOHN C. BOLGER John C. Bolger	Director	April 30, 2002
/s/ WILLIAM B. ELMORE William B. Elmore	Director	April 30, 2002
/s/ GRANT M. INMAN Grant M. Inman	Director	April 30, 2002

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index To Consolidated Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
WIND RIVER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
WIND RIVER SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
WIND RIVER SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
WIND RIVER SYSTEMS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS'S EQUITY AND COMPREHENSIVE INCOME (LOSS)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTARY FINANCIAL INFORMATION UNAUDITED QUARTERLY RESULTS OF OPERATIONS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES