Form 10-Q
period 2002-04-30
WIND RIVER SYSTEMS INC
filed 2002-06-14
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of May 31, 2002, there were 79,000,837 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2002

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Revenues, net:
Products	$43,725	$73,670
Services	22,634	36,522

Total revenues	66,359	110,192

Cost of revenues:
Products	5,473	6,957
Services	13,988	18,180

Total cost of revenues	19,461	25,137

Gross profit	46,898	85,055

Operating expenses:
Selling and marketing	33,815	44,422
Product development and engineering	20,622	25,307
General and administrative	9,284	10,044
Amortization of goodwill and purchased intangibles	2,123	31,486

Total operating expenses	65,844	111,259

Loss from operations	(18,946)	(26,204)
Other income (expense):
Interest income	3,963	5,182
Interest expense	(1,528)	(1,750)
Other expense	(1,037)	(867)

Total other income	1,398	2,565

Loss before provision for income taxes	(17,548)	(23,639)
Provision for income taxes	500	1,202

Net loss	$(18,048)	$(24,841)

Net loss per share:
Basic and diluted	$(0.23)	$(0.32)
Shares used in per share calculation:
Basic and diluted	78,767	76,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$75,688	$131,067
Short-term investments	33,981	22,364
Accounts receivable, net	46,872	61,109
Prepaid and other current assets	15,089	18,404

Total current assets	171,630	232,944
Investments	163,590	123,136
Property and equipment, net	56,277	59,804
Intangibles, net	106,339	108,409
Other assets	19,401	19,644
Restricted cash	63,683	63,683

Total assets	$580,920	$607,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,726	$7,191
Line of credit	12,905	14,988
Accrued liabilities	16,673	19,346
Accrued restructuring cost	4,156	5,243
Accrued compensation	17,360	17,575
Income taxes payable	6,166	7,485
Deferred revenue	31,683	34,656

Total current liabilities	93,669	106,484
Other long-term liabilities	2,764	2,995
Convertible subordinated debt	150,000	150,000

Total liabilities	246,433	259,479

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $0.001, 325,000 shares authorized; 80,228 and 79,863 shares issued at April 30, 2002 and January 31, 2002, respectively; 78,951 and 78,586 shares outstanding at April 30, 2002 and January 31, 2002, respectively	81	80
Additional paid-in-capital	741,594	737,595
Loan to stockholder	(1,920)	(1,893)
Treasury stock (1,277 shares), at cost	(29,488)	(29,488)
Accumulated other comprehensive loss	(4,344)	(4,765)
Accumulated deficit	(371,436)	(353,388)

Total stockholders' equity	334,487	348,141

Total liabilities and stockholders' equity	$580,920	$607,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,048)	$(24,841)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	8,062	36,266
Non-cash compensation, including 401(k) match	757	868
Interest on loan to stockholder	(27)	(25)
Deferred income taxes	69	(1,586)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable, net	14,237	7,069
Prepaid and other assets	3,247	468
Accounts payable	(2,465)	(5,144)
Accrued restructuring cost	(1,087)	—
Accrued liabilities	(2,673)	2,315
Accrued compensation	(215)	(2,161)
Income taxes payable	(1,346)	1,909
Deferred revenue	(2,973)	(10,138)

Net cash (used in) provided by operating activities	(2,462)	5,000

Cash flows from investing activities:
Acquisition of property and equipment	(2,420)	(6,468)
Purchase of investments	(101,110)	(63,725)
Sales of investments	37,458	66,197
Maturities of investments	11,346	14,904
Acquisitions, net of cash acquired	—	(16,373)
Loan to Berkeley Software Design, Inc.	—	(7,495)
Restricted cash	—	(778)

Net cash used in investing activities	(54,726)	(13,738)

Cash flows from financing activities:
Issuance of common stock	3,270	4,149
Borrowings (repayments) of line of credit	(2,083)	1,314

Net cash provided by financing activities	1,187	5,463

Effect of exchange rate changes on cash and cash equivalents	622	(1,813)

Net decrease in cash and cash equivalents	(55,379)	(5,088)
Cash and cash equivalents at beginning of period	131,067	92,431

Cash and cash equivalents at end of period	$75,688	$87,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of April 30, 2002 and January 31, 2002, the results of operations for the three months ended April 30, 2002 and 2001, and cash flows for the three months ended April 30, 2002 and 2001 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 filed with the Securities and Exchange Commission ("2002 Form 10-K"). The results of operations for the three months ended April 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2003, or for any future period.

        In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at January 31, 2002 was derived from audited financial statements, but does not include all disclosures required by GAAP. Wind River believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

        The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a reporting year ending January 31 while, through December 31, 2001, its international subsidiaries (outside of North America) had reporting years ending December 31; thus, the condensed consolidated financial statements for the three months ended April 30, 2001 include such subsidiaries' results for the three months ended March 31, 2001. Effective January 31, 2002, all of Wind River's international subsidiaries (outside of North America) changed their reporting year-ends from December 31 to January 31; thus, the condensed consolidated financial statements for the three months ended April 30, 2002 include such subsidiaries' results for the three months ended April 30, 2002.

        Certain amounts have been reclassified to conform to the current period's presentation.

Note 2: Acquisitions

        Wind River has completed a number of acquisitions accounted for as purchase transactions. The condensed consolidated financial statements include the operating results of each business from the date of acquisition. The purchase price for each acquisition is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of the estimated fair values on the effective date of the acquisition.

        On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic. The total purchase price of $15.6 million consisted of $15.0 million in cash and approximately $642,000 in acquisition related costs. Pro forma results of this purchase have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

        Refer to Note 3 of Notes to Consolidated Financial Statements in Wind River's 2002 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002 and 2001.

The allocation of the purchase price for acquisitions completed in fiscal 2002 and 2001 are summarized below:

	Acquisitions
	Tele- networks						Embedded Support Tools	Software Development Systems
		BSDI	Eonic	Rapid Logic	ICESoft	AudeSi
Fiscal year acquired									Other	Total
	2002	2002	2002	2001	2001	2001	2001	2000
	(In thousands)
Completed technology	$1,425	$2,600	$2,370	$5,350	$750	$1,100	$15,150	$6,500	$655	$35,900
Trademark	—	420	—	550	—	—	650	1,800	—	3,420
Customer base	925	390	940	1,100	—	—	—	—	—	3,355
Non-compete agreement	—	—	560	—	—	—	—	1,000	—	1,560
Other intangibles	525	—	—	—	—	—	—	—	—	525
Workforce	—	2,000	320	3,900	400	850	5,650	2,900	—	16,020
OEM Relationships	—	—	—	—	—	—	—	2,800	—	2,800
Goodwill	2,354	18,073	11,344	45,128	23,561	49,330	311,743	20,118	8,964	490,615

Total goodwill and purchased intangibles	5,229	23,483	15,534	56,028	24,711	51,280	333,193	35,118	9,619	554,195

In-process research and development	350	—	—	3,250	100	1,000	3,700	6,300	—	14,700
Net tangible assets acquired	—	—	108	2,260	225	871	3,206	3,317	—	9,987
Net liabilities assumed	(14)	(90)	—	—	—	—	—	—	—	(104)
Deferred tax liability	—	—	—	(4,087)	(431)	(731)	(8,043)	(4,800)	—	(18,092)

Total purchase price	$5,565	$23,393	$15,642	$57,451	$24,605	$52,420	$332,056	$39,935	$9,619	$560,686

Amortization Period	4 years	4 years	4 years	4 years	4 years	4 years	4 years	2-5 years	2-5 years

        The subsequent accumulated amortization, disposition, impairment and net book value of goodwill and purchased intangibles are summarized below:

	Acquisitions
	Tele- networks	BSDI	Eonic	Rapid Logic	ICESoft	AudeSi	Embedded Support Tools	Software Development Systems	Other	Total
	(In thousands)
Total at acquisition
Goodwill	$2,354	$20,073	$11,664	$49,028	$23,961	$50,180	$317,393	$23,018	$8,964	$506,635
Purchased intangibles	2,875	3,410	3,870	7,000	750	1,100	15,800	12,100	655	47,560

	5,229	23,483	15,534	56,028	24,711	51,280	333,193	35,118	9,619	554,195
Disposition as of January 31, 2002
Goodwill	—	215	—	—	3,062	—	—	—	—	3,277
Purchased Technology	—	—	—	—	468	—	—	—	—	468

	—	215	—	—	3,530	—	—	—	—	3,745
Impairment as of January 31, 2002
Goodwill	—	—	—	24,024	15,255	35,397	167,481	13,811	—	255,968
Purchased intangibles	—	—	—	—	—	440	—	977	—	1,417

	—	—	—	24,024	15,255	35,837	167,481	14,788	—	257,385
Accumulated amortization as of January 31, 2002
Goodwill	—	3,764	2,187	14,841	5,644	14,632	107,474	7,385	6,151	162,078
Purchased intangibles	220	639	726	2,220	282	466	7,242	10,128	655	22,578

	220	4,403	2,913	17,061	5,926	15,098	114,716	17,513	6,806	184,656
Net book value as of January 31, 2002
Goodwill	2,354	16,094	9,477	10,163	—	151	42,438	1,822	2,813	85,312
Purchased intangibles	2,655	2,771	3,144	4,780	—	194	8,558	995	—	23,097

	5,009	18,865	12,621	14,943	—	345	50,996	2,817	2,813	108,409
Amortization Expense and Foreign Translation for the three months ended April 30, 2002
Purchased intangibles	180	213	242	438	—	22	984	44	(53)	2,070

	180	213	242	438	—	22	984	44	(53)	2,070
Net book value at April 30, 2002
Goodwill	2,354	16,094	9,477	10,163	—	151	42,438	1,822	2,813	85,312
Purchased intangibles	2,475	2,558	2,902	4,342	—	172	7,574	951	53	21,027

	$4,829	$18,652	$12,379	$14,505	$—	$323	$50,012	$2,773	$2,866	$106,339

Impairment of Goodwill and Purchased Intangibles

        During the second and fourth quarters of fiscal 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during fiscal 2002, Wind River recorded an aggregate charge of $257.4 million, of which, $256.0 million related to the impairment of goodwill, which includes both impaired goodwill and workforce balances, and $1.4 million related to the impairment of other purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for goodwill and purchased intangible assets presented in the table above.

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of April 30, 2002 and January 31, 2002, Wind River had net book values in goodwill and purchased intangible assets of approximately $106.3 million and $108.4 million, respectively. Accumulated amortization for goodwill and purchased intangibles as of April 30, 2002 and January 31, 2002 was $186.7 million and $184.7 million, respectively. Amortization expense relating to completed technology for the three months ended April 30, 2002 and 2001 was $1.7 million and $2.2 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $21.0 million in net book value as of April 30, 2002 will continue to be amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See Note 12 "Recent Accounting Pronouncements" for information on SFAS No. 142.

        Wind River adopted SFAS No. 142 on February 1, 2002, and accordingly, ceased amortizing goodwill with net book value totaling $85.3 million, including $8.5 million of acquired workforce previously classified as purchased intangibles. The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS No. 142 been applicable for the first quarter of fiscal 2002, ended April 30, 2001:

	Three Months Ended April 30,
(In thousands, except per share amounts)
	2002	2001
Reported loss	$(18,048)	$(24,841)
Adjustments:
Amortization of goodwill	—	28,410
Amortization of acquired workforce previously classified as purchased intangible assets	—	675

Net adjustments	—	29,085

Adjusted net income (loss)	$(18,048)	$4,244

Reported net loss per share—basic and diluted	$(0.23)	$(0.32)
Adjusted net income (loss) per share—basic	$(0.23)	$0.06
Adjusted net income (loss) per share—diluted	$(0.23)	$0.05

        The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year		Amount (in thousands)
2003	*	$6,865
2004		$8,655
2005		$4,551
2006		$956

* Remaining nine months

Note 3: Revenue Recognition

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

        Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders' equity until disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense.

        Wind River has certain other minority investments in private companies. These investments are included in other long-term assets on Wind River's balance sheet and are carried at cost, subject to adjustment for impairment. As of April 30, 2002 and January 31, 2002, the cost basis of the portion of our remaining investments related to private companies was $4.0 million. Wind River monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

        Restricted cash consists of the investments held as collateral under the operating leases for Wind River's headquarters and interest rate swap agreements.

Note 5: Derivative Financial Instruments

        Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of April 30, 2002, Wind River had outstanding forward contracts with notional amounts of $4.1 million. At January 31, 2002, Wind River had no outstanding forward contracts.

        In March 1998, Wind River entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its first floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of both April 30, 2002 and January 31, 2002, the notional amount of this interest rate swap was $28.5 million.

        In January 2001, Wind River entered into another interest rate swap agreement to mitigate the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one-month LIBOR, to a fixed rate of 5.6%. As of both April 30, 2002 and January 31, 2002, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counter parties to meet the terms of their contracts) is limited to the amounts, if any, by which the counter parties obligations exceed the obligations of Wind River.

        As of both April 30, 2002 and January 31, 2002, the fair value of these interest rate swap liabilities was approximately $2.6 million and was recorded as a long-term liability and as a component of comprehensive loss. The interest rate swap agreements mature at the same time that the respective operating lease expires.

Note 6: Restructuring Costs

        During fiscal 2002, Wind River announced cost control measures that included a reduction of its worldwide work force, organizational restructuring and additional measures focused on reducing operational expenses. Wind River made both permanent and temporary adjustments to its operations in order to optimize operating efficiency. As a result of the decision to restructure its business, Wind River recorded net restructuring costs of $21.7 million classified as operating expenses during fiscal 2002. As of January 31, 2002, the remaining restructuring liabilities totaled $5.2 million. The following table provides detailed cash payments made during the three months ended April 30, 2002 and the remaining restructuring liabilities as of April 30, 2002.

(In thousands)	Restructuring Liabilities as of January 31, 2002	Cash Payments for Three Months Ended April 30, 2002	Restructuring Liabilities as of April 30, 2002
Work force reduction	$4,294	$(913)	$3,381
Consolidation of excess facilities	$949	$(174)	$775

	$5,243	$(1,087)	$4,156

        The worldwide work force reductions will be substantially completed by the end of the first half of fiscal 2003. Amounts accrued relating to the net future payments due on excess facilities will be paid through fiscal 2005 unless Wind River successfully negotiates an exit from the leases at an earlier date.

Note 7: Other Borrowings

        As of April 30, 2002, Wind River has United States dollar equivalent net borrowings of $12.9 million from a line of credit obtained through its Japanese subsidiary for up to 2.1 billion Japanese yen, approximately $16.4 million. Wind River extended the line of credit until July 31, 2002, at an average annual interest rate of 2.51% on any borrowed amount.

Note 8: Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for Wind River results from foreign currency translation adjustments, mark to market adjustments on interest rate swap and unrealized gains and losses on available-for-sale securities, net of taxes.

        Comprehensive loss for the three months ended April 30, 2002 and 2001 is as follows:

	Three Months Ended April 30,
(In thousands)
	2002	2001
Net loss	$(18,048)	$(24,841)
Other comprehensive income (loss):
Foreign currency translation adjustments	622	(1,813)
Unrealized loss on investments	(121)	(1,096)
Fair value measurement of interest rate swap	(80)	—

Other comprehensive income (loss)	421	(2,909)

Total comprehensive loss	$(17,627)	$(27,750)

Note 9: Net Loss Per Share Computation

        In accordance with the SFAS No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below:

	Three Months Ended April 30,
(In thousands)
	2002	2001
Shares used in basic net loss per share computation	78,767	76,785
Effect of dilutive potential common shares	—	—

Shares used in diluted net loss per share computation	78,767	76,785

        The effect of assumed conversion of the convertible subordinated notes is anti-dilutive shares of 6.2 million and 4.3 million for the three months ended April 30, 2002 and 2001, respectively, and is therefore excluded from both of the above computations. In addition, dilutive potential common shares totaling approximately 1.3 million and 2.9 million for the three months ended April 30, 2002 and 2001, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculations as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

Note 10: Commitments and Contingencies

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

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments under both leases vary based upon the total construction costs of the property, including capitalized interest at LIBOR. In connection with the lease of Wind River's headquarters, Wind River leased the land to the lessor of the building at a nominal rate and for a term of 55 years. If Wind River were to terminate the ground lease prior to maturity, it would be obligated to purchase the buildings. The operating leases provide Wind River with the option, at end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004 and the second lease will terminate in November 2006. As of April 30, 2002, Wind River had not made a decision with respect to the option it will pursue at the end of the lease terms, and it may seek to amend or terminate these lease arrangements if accounting rules applicable to synthetic leases are modified. However, it is likely that Wind River will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back.

        Wind River has guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Upon maturity of the operating leases, if Wind River does not purchase the buildings, it may be obligated to pay the amount of the residual value guarantee to the lessor. Wind River has deposited fixed income securities with a custodian to ensure the performance of its obligations under the leases; as of April 30, 2002 and January 31, 2002, Wind River held $60.3 million in cash and cash equivalents as restricted cash in satisfaction of this requirement. The amount held as restricted cash as of April 30, 2002 is sufficient to satisfy performance of Wind River's obligations under the operating leases. The majority of restricted cash represents the costs incurred for construction of the buildings.

        Under the terms of the leases, Wind River must maintain compliance with certain financial covenants, relating to minimum consolidated fixed charge ratio, minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of April 30, 2002, Wind River was not in compliance with the EBITDA covenant, which requires that Wind River maintain a certain EBITDA level, which is calculated by adding net loss and certain other charges recorded for the quarter. The lessor waived the application of EBITDA covenant as of April 30, 2002. Additionally, in June 2002, the operative documents for the synthetic leases were amended to (i) extend the applicability of the minimum net unencumbered cash covenant through the quarter ending April 30, 2003, (ii) apply the minimum EBITDA covenant to each of the three remaining quarters in fiscal 2003 with the required EBITDA varying for each such quarter and (iii) apply the minimum consolidated fixed charge ratio for the quarters commencing with the quarter ending April 30, 2003 with the required ratio varying each quarter through the October 2003 quarter and thereafter returning to the original covenant level. The minimum tangible net worth covenant was not amended. There can be no assurance that Wind River will continue to be in compliance with these covenants, particularly if its revenues continue to be negatively impacted by the economy or other factors or if Wind River is not able to control its costs adequately. In the event Wind River were not in compliance, and were not able to obtain a waiver or amendment of the covenants, it could become obligated to purchase the buildings, as discussed below, and could incur additional costs associated with replacing the synthetic leases.

        In the event of a default, Wind River's obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated. If the leases were terminated as a result of an event of default and Wind River became obligated to pay the purchase price of the buildings, Wind

River would reflect the purchase price as an asset on its balance sheet, and its restricted cash and investment position would be reduced by the amount of the purchase price. Currently, Wind River reflects rent payments as an expense on its statement of operations. In the event Wind River were required to purchase the buildings, its rent expense would cease and Wind River would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that an event of default or termination of the leases and Wind River's obligations to purchase the buildings would not have a material adverse affect on its financial condition, results of operations or cash flows.

        From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River is not currently aware of any legal proceedings or claims that Wind River believes will have, individually or in the aggregate, a material adverse affect on Wind River's financial position, results of operations or cash flows.

Note 11: Segment and Geographic Information

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

	Revenues
	Three Months Ended April 30,		Long-lived Assets
(In thousands)			As of April 30, 2002	As of January 31, 2002
	2002	2001
North America	$40,295	$69,942	$164,390	$169,764
Japan	5,909	10,853	6,869	7,386
Other International	20,155	29,397	7,223	6,556

Consolidated	$66,359	$110,192	$178,482	$183,706

        Other international consists of the revenues and long-lived assets of operations in Europe and Asia Pacific.

        Revenue information on a product and services basis is as follows:

	Three Months Ended April 30,
(In thousands)
	2002	2001
Software licenses	$26,249	$49,590
Run-time license revenues	17,476	24,080
Maintenance revenues	12,612	20,748
Other service revenues	10,022	15,774

Total	$66,359	$110,192

        No single customer accounted for more than 10% of Wind River's total revenues in the three months ended April 30, 2002 or 2001.

Note 12: Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF, including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (i) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and (ii) the vendor can reasonably estimate the fair value of that benefit. Wind River adopted EITF 01-09 effective February 1, 2002. Wind River's adoption of EITF 01-09 has not had a material impact on Wind River's financial statements.

        In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles, including acquired workforce, as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. Wind River adopted SFAS No. 142 effective February 1, 2002, which resulted, among other effects, in Wind River's discontinuation of its amortization of existing goodwill. Additionally, Wind River is currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. Wind River's initial impairment review is required to be completed by July 31, 2002. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle. See note 2 above for information regarding the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had SFAS No. 142 been applicable in the three months ended April 30, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Wind River adopted SFAS No. 144, effective February 1, 2002. Wind River's adoption of SFAS No. 144 has not had a material impact on Wind River's financial statements.

Note 13: Subsequent Events

        In May 2002, the Board of Directors amended, subject to stockholder approval, Wind River's 1993 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares plus an annual increase of 300,000 shares on the first day of each of the next five fiscal years, beginning with the fiscal year commencing February 1, 2003, provided such shares are repurchased by Wind River in the open market.

        In May 2002, Wind River announced a restructuring plan to reduce operating expenses up to $6.0 million per quarter. The restructuring plan will include a reduction in force as well as the implementation of other cost control measures. Wind River expects to take one-time cash charges of approximately $13.0 million to $15.0 million in the second quarter ending July 31, 2002 related to this restructuring plan. Wind River expects to realize the full impact of these reductions in the third quarter of fiscal 2003, ending October 31, 2002 and future quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentences in the third paragraph under "Results of Operations—Overview" regarding one-time charges that we expect to take in the second quarter of fiscal 2003 relating to the restructuring we announced in May 2002, as well as to when the impact of the restructuring efforts will be realized; the sentence in the fourth paragraph under "—Revenues" regarding expectations for international sales; the sentences in the second and third paragraphs under "Cost of Revenues" regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues in absolute dollars and as a percentage of revenue; the sentences in the first, second and third paragraphs under "—Operating Expenses" regarding our expectations about sales and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the statements in the second, fourth and fifth paragraphs under "Liquidity and Capital Resources—Commitments" regarding amendment or termination of our synthetic leases, our ability to obtain a waiver or amendment of the lease agreement and the affect that an event of default or termination of the leases would have on our financial condition, results of operations and cash flows; the sentences in the last paragraph of "Liquidity and Capital Resources" regarding our beliefs about future liquidity and capital requirements; and the statements under "Recent Accounting Pronouncements" regarding the impact on Wind River of the adoption of the pronouncements discussed thereunder.

        These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. The cautionary statements set forth below and in "Additional Risk Factors that May Affect Future Results of Operations" identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Additionally, see Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 for further discussion of these factors. Wind River does not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

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

        We market our products and services in North America, Europe, Japan and the Asia Pacific region primarily through our own direct sales organization, which consists of sales persons and field engineers. We also license international distributors, primarily in the Asia Pacific region, to serve customers in regions not serviced by our direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

        For a discussion of our critical accounting policies, please see "Critical Accounting Policies," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 31, 2002, which was filed with the Securities and Exchange Commission on April 30, 2002.

Results of Operations

Overview

        During the second quarter of fiscal 2002, we began to be significantly impacted by the continuing economic downturn in the high-technology sector. As a result, our revenues for the fiscal year ended January 31, 2002 were $351.1 million compared to $438.0 million for the prior fiscal year, reflecting a 20% decrease. The downturn in the high-technology sector, as well as the adverse impact on us, has continued into the first quarter of fiscal 2003. For the quarter ended April 30, 2002, our revenues were $66.4 million compared to $110.2 million for the quarter ended April 30, 2001, reflecting a 40% decrease. Net loss was $18.0 million, or $0.23 per share, for the quarter ended April 30, 2002 compared to a net loss of $24.8 million, or $0.32 per share, for the quarter ended April 30, 2001.

        On February 1, 2002, we adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and, accordingly, in the three month period ended April 30, 2002, no amortization of goodwill was recorded. However, in the quarter ended April 30, 2001, we recorded amortization of goodwill and acquired workforce of $29.1 million under the accounting rules existing at that time. If we had not amortized goodwill in the quarter ended April 30, 2001, net income would have been $4.2 million, or $0.06 per basic share and $0.05 per diluted share. See note 2 to notes to condensed consolidated financial statements for further information about the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had SFAS No. 142 been applicable for the quarter ended April 30, 2001.

        As a result of the financial results for the quarter ended April 30, 2002, we have announced a second restructuring plan, which will include a headcount reduction and the implementation of other cost saving measures. Implementation of the restructuring plan will begin during the second quarter ending July 31, 2002 and we anticipate that the full impact of the plan will be realized in the third quarter ending October 31, 2002 and future quarters. We expect to take one-time cash charges relating to restructuring of $13.0 million to $15.0 million during the second quarter ending July 31, 2002.

        See "Results of Operations" and "—Factors That May Affect Future Results—The continuing economic downturn has adversely impacted, and may continue to adversely impact, our revenues and earnings," for a further discussion regarding the impact of the economic downturn on our financial condition and results of operations.

        The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended April 30,
	2002	2001
Revenues, net:
Products	66%	67%
Services	34	33

Total revenues	100	100

Cost of revenues:
Products	8	6
Services	21	17

Total cost of revenues	29	23

Gross profit	71	77

Operating expenses:
Selling and marketing	51	40
Product development and engineering	31	23
General and administrative	14	9
Amortization of goodwill and purchased intangibles	3	29

Total operating expenses	99	101

Loss from operations	(28)	(24)

Interest income and other, net	2	2

Loss before provision for income taxes	(26)	(22)

Provision for income taxes	1	1

Net loss	(27)%	(23)%

Revenues

        Revenues consist of product revenues and service revenues, net of sales returns and other allowances. Product revenues consist of royalties and fees for operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $66.4 million and $110.2 million for the three months ended April 30, 2002 and 2001, respectively, reflecting a decrease of 40%. The decrease is due to a decline in product and service revenues resulting primarily from the continuing economic downturn in the high-technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers' products, and as our customers' sales decline, our royalty revenue declines as well.

        Our product revenues, excluding run-time royalties, decreased 47% to $26.2 million in the three months ended April 30, 2002, compared to $49.6 million in the three months ended April 30, 2001. Run-time royalties declined 27% to $17.5 million in the three months ended April 30, 2002, compared to $24.1 million in the three months ended April 30, 2001. Product revenues accounted for approximately 66% and 67% of total revenues in the three months ended April 30, 2002 and 2001, respectively. The decline in product revenues is primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of customer products deployed. During fiscal 2002 and the first quarter of fiscal 2003, some of our customers deferred or canceled projects, in whole or in part, and experienced budgeting constraints causing a reduction in their purchases of our products.

        Service revenues decreased 38% to $22.6 million in the three months ended April 30, 2002, compared to $36.5 million in the three months ended April 30, 2001. The decrease was primarily due to lower customer demand for maintenance, consulting and training services primarily as a result of the continuing economic downturn in the high-technology sector. Maintenance revenues decreased 39% to $12.6 million in the three months ended April 30, 2002, compared to $20.7 million in the three months ended April 30, 2001. Other service revenues declined 36% to $10.0 million in the three months ended April 30, 2002 from $15.8 million in the three months ended April 30, 2001. Service revenues accounted for approximately 34% and 33% of total revenues in the three months ended April 30, 2002 and 2001, respectively.

        Revenues from international sales decreased by 35% to $26.1 million in the three months ended April 30, 2002 from $40.3 million in the three months ended April 30, 2001. The overall decrease was due to a 46% decline in revenues from Japan, a 35% decrease in revenues from Europe and a 19% decline in revenues from Asia Pacific. Revenues in Japan were $5.9 million in the three months ended April 30, 2002, compared to $10.9 million in the three months ended April 30, 2001. Revenues in Europe were $14.5 million in the three months ended April 30, 2002, compared to $22.4 million in the three months ended April 30, 2001. Revenues from Asia Pacific were $5.7 million in the three months ended April 30, 2002 compared to $7.0 million in the three months ended April 30, 2001. The declines in Japan, Europe and Asia Pacific were primarily the result of local economic slowdowns, which caused lower demand for our products and services. Many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Overall, however, international sales were not as adversely affected by the decrease in customer spending as domestic sales. As a result, international revenues accounted for 39% of total revenues for the three months ended April 30, 2002, compared to 37% in the three months ended April 30, 2001. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

        We cannot predict how long or severe the continuing economic downturn will be. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues and our revenue recognition policy see "—Factors That May Affect Future Results—Our significant international business activities subject us to increased costs and economic risks."

Costs of Revenues

        The overall cost of products and services as a percentage of total revenues was 29% in the three months ended April 30, 2002, compared to 23% in the three months ended April 30, 2001.

        Cost of products was $5.5 million and $7.0 million in the three months ended April 30, 2002 and 2001, respectively, reflecting a decrease of 21%. Product-related cost of revenues as a percentage of product revenues was 13% in the three months ended April 30, 2002, compared to 9% in the three months ended April 30, 2001. Product-related costs consist primarily of salaries and benefits for production employees, product media, amortization of capitalized software development costs, and royalty expense related to the use of third parties' software in our products, documentation and packaging. The decline in product-related costs in the three months ended April 30, 2002 was primarily due to lower product costs associated with lower hardware revenues together with savings achieved as a result of our restructuring plan at our manufacturing facilities. Additionally, lower amortization expense relating to capitalized software development costs, and lower third-party royalty costs contributed to the decline in product-related costs. Amortization of capitalized software development costs and third-party royalty costs included in cost of products amounted to $231,000 and $1.6 million, respectively, for the three months ended April 30, 2002, and $390,000 and $1.8 million, respectively, for the three months ended April 30, 2001. The increase in product-related costs as a percentage of product revenues in the three months ended April 30, 2002 was due to a faster decline in the product revenues base than the decline in the fixed costs associated with manufacturing and distribution overhead. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

        Cost of services was $14.0 million and $18.2 million in the three months ended April 30, 2002 and 2001, respectively, a decrease of 23%. Service-related cost of revenues as a percentage of service revenues was 62% in the three months ended April 30, 2002, compared to 50% in the three months ended April 30, 2001. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three months ended April 30, 2002 compared to the three months ended April 30, 2001 was primarily due to reduced utilization of outside consultants and a reduction of full-time employees as part of the restructuring plan implemented during the second quarter of fiscal 2002. Due to the restructuring program, we realized cost reductions of $2.1 million in professional services costs, $800,000 in maintenance costs and $600,000 in training costs in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001. The increase in service-related costs as a percentage of service revenues in the three months ended April 30, 2002 was due to a faster decline in the service revenues base than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization. We expect that the cost of service revenues will increase in absolute dollars in the long term as we continue to increase our professional service organization and customer support capabilities. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on progress of various consulting and professional service projects.

Operating Expenses

        Selling and marketing expenses were $33.8 million and $44.4 million in the three months ended April 30, 2002 and 2001, respectively, reflecting a decrease of 24% from the three months ended April 30, 2001 to the three months ended April 30, 2002. As a percentage of total revenues, selling and marketing expenses were 51% in the three months ended April 30, 2002, compared to 40% in the three months ended April 30, 2001. The decrease in absolute dollars of selling and marketing expenses in the three months ended April 30, 2002 compared to the three months ended April 30, 2001 was primarily attributable to lower sales commission expenses as a result of decreased sales volume and decreased expenditures in various areas, primarily payroll expense, internal sales events, marketing programs and recognition programs relating to our restructuring program implemented during the second quarter of fiscal year 2002. Due to the restructuring plan and the general decline in sales, we realized cost reductions of $3.1 million in sales commissions, $2.2 million in the area of payroll-related costs, $1.3 million relating to internal sales events and $1.1 million in advertising and marketing-related costs in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001. The increase in selling and marketing expenses as a percentage of revenues was due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe selling and marketing expenses in absolute dollars will decrease slightly during the second quarter of fiscal 2003 and more significantly during the third quarter of fiscal 2003 as we expect to realize the full impact of the new restructuring program by the third quarter of fiscal 2003, ending October 31, 2002. As a result of the new restructuring program to be implemented during the second quarter of fiscal 2003, we expect to see declines in areas relating to payroll, sales commissions and other sales and marketing-related program events and costs.

        Product development and engineering expenses were $20.6 million and $25.3 million in the three months ended April 30, 2002 and 2001, respectively, reflecting a decrease of 19%. As a percentage of total revenues, product development and engineering expenses were 31% in the three months ended April 30, 2002, compared to 23% in the three months ended April 30, 2001. The decrease in product development and engineering expenses in absolute dollars in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001 was primarily due to our implementation of cost-control measures related to our restructuring plan implemented in the second quarter of fiscal 2002. Due to this restructuring plan, we realized cost reductions of $2.3 million in payroll-related costs, together with smaller savings achieved in various other areas, in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001. The increase in costs as a percentage of revenues was primarily due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development. In addition, we received $1.1 million and $1.0 million for the three months ended April 30, 2002 and 2001, respectively, of funded research and development related to our Center of Excellence initiative, which offset a portion of our gross research and development expenses in the respective periods.

        General and administrative expenses were $9.3 million and $10.0 million in the three months ended April 30, 2002 and 2001, respectively, reflecting a decrease of 8%. As a percentage of total revenues, general and administrative expenses were 14% in the three months ended April 30, 2002, compared to 9% in the three months ended April 30, 2001. The slight decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to our restructuring plan implemented in the second quarter of fiscal 2002. Due to this restructuring plan, significant cost reductions were realized in the areas of payroll-related costs of $1.2 million and outside consulting costs of $1.0 million. These decreases were partially offset by an increase in legal fees of $800,000 million associated with certain litigation matters. The increase in expenses as a percentage of total revenues was primarily due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the existing restructuring program discussed above and due to the new restructuring program implemented in May 2002. However, we do expect an increase in absolute dollars in the long term, as we continue to invest in worldwide staff and infrastructure in the areas of information systems and finance and administration, and continue to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

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

        Amortization of goodwill and purchased intangibles totaled $2.1 million and $31.5 million in the three months ended April 30, 2002 and 2001, respectively. The decrease is primarily related to the impact of our adoption of SFAS No. 142, as a result of which we did not amortize any goodwill in the three months ended April 30, 2002. In the quarter ended April 30, 2001, we recorded amortization of goodwill of $29.1 million, including $675,000 of acquired workforce previously classified as purchased intangible assets, under the accounting rules existing at that time. See "Recent Accounting Pronouncements" below for further information about SFAS No. 142.

Other Income (Expense)

        Interest income and other, net was $1.4 million and $2.6 million for the three months ended April 30, 2002 and 2001, respectively. The decrease in interest income and other is primarily due to lower interest rates. Cash and cash equivalents, investments and restricted cash totaled $336.9 million and $328.3 million as of April 30, 2002 and 2001, respectively.

        Interest expense was $1.5 million and $1.8 million for the three months ended April 30, 2002 and 2001, respectively. The decrease in interest expense is due to a lower interest rate on outstanding debt. The convertible notes outstanding during the quarter ended April 30, 2001 carried an interest rate of 5.0% while the convertible notes outstanding during the quarter ended April 30, 2002 carried an interest rate of 3.75%. Wind River pays interest on its outstanding 3.75% convertible subordinated notes semi-annually and records the amortization of certain issuance costs associated with these notes as other expense.

        Other income and expense, net was a net other expense of $1.0 million and $867,000 for the three months ended April 30, 2002 and 2001, respectively. The slight increase in net expense for the three months ended April 30, 2002 is primarily due to higher realized investment losses and amortization of bond premiums, which was partially offset by foreign currency gains.

Provision For Income Taxes

        Despite the occurrence of net losses in the three months ended April 30, 2002 and 2001, we had a tax provision of $500,000 and $1.2 million, and an effective tax rate of 2.8% and 5.1%, in the three months ended April 30, 2002 and 2001, respectively, due to significant costs associated with amortization of goodwill and purchased intangibles, which is not deductible for income tax purposes, and due to tax liabilities arising from certain foreign subsidiaries operations for the three months ended April 30, 2002. Excluding the non-deductible charges, we would have recorded a tax benefit with an effective tax rate of 36.5% for the three-months ended April 30, 2002 and a tax liability with an effective tax rate of 37.5% in the three-month period ended April 30, 2001.

        In addition, in fiscal 2002 we recorded a full valuation allowance against deferred tax assets based on management's determination that it is more likely than not that our deferred tax assets at January 31, 2002 will not be realized. As of April 30, 2002, approximately $22.0 million of the gross deferred tax asset related to certain U.S. operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit related to these assets will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

  Cash Flows

        As of April 30, 2002, we had working capital of approximately $78.0 million, and cash, cash equivalents and investments of approximately $273.3 million, which includes $34.0 million of short-term investments and $163.6 million of investments with maturities of greater than one year but excludes restricted cash of $63.7 million associated with our synthetic leases and related interest rate swap agreements. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service, principal repayment and lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

        Operating activities primarily include the net loss for the year, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the three months ended April 30, 2002, our operating activities used net cash of $2.5 million compared to net cash provided of $5.0 million in the three months ended April 30, 2001. Net cash used in operating activities for the three months ended April 30, 2002 consisted of a decrease in cash used by operations of $9.2 million offset by an increase in cash of $6.7 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $14.2 million due primarily to the lower sales volume in the three months ended April 30, 2002 and to an increased rate of collections. Net cash provided by operating activities in the three months ended April 30, 2001 consisted of cash generated from operations of $10.7 million offset by a decrease in cash of $5.7 million arising from changes in assets and liabilities, primarily accounts receivable. Cash from operations includes net loss of $18.0 million and $24.8 million offset primarily by depreciation and amortization of $8.1 million and $36.3 million in the three months ended April 30, 2002 and 2001, respectively. Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

        Our investing activities used net cash of $54.7 million compared to $13.7 million in the three months ended April 30, 2002 and 2001, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Purchases of investments totaled $101.1 million and $63.7 million in the three months ended April 30, 2002 and 2001, respectively. Additionally, purchases of capital equipment totaled $2.4 million and $6.5 million, in the three months ended April 30, 2002 and 2001, respectively. Furthermore, during the three months ended April 30, 2001, we used $16.4 million for acquisition related activities, lent $7.5 million to Berkeley Software Design, Inc. and had restricted cash deposits (relating to our synthetic leases and interest rate swap agreements) of $778,000. Cash provided by the sale of investments was $37.5 million and $66.2 million in the three months ended April 30, 2002 and 2001, respectively, and cash provided by maturities of investments was $11.3 million and $14.9 million in the three months ended April 30, 2002 and 2001, respectively.

        In the three months ended April 30, 2002, our financing activities provided net cash of $1.2 million compared to $5.5 million in the three months ended April 30, 2001. During the three months ended April 30, 2002, the primary source of cash was $3.3 million received from the issuance of common stock from employee stock option exercises, offset by $2.1 million in repayment of a line of credit at our Japanese subsidiary. During the three months ended April 30, 2001, cash of $4.1 million was provided by the issuance of common stock from stock option exercises and cash of $1.3 million was provided by an increase in a line of credit at our Japanese subsidiary.

  Convertible Subordinated Notes

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

        The indenture under which the notes were issued provides that an event of default will occur if (i) we fail to pay principal or premium on the notes, (ii) we fail to pay interest on the notes and fail to cure such non-payment within 30 days, (iii) we fail to perform any other covenant required of us in the indenture and the failure is not cured or waived within 60 days, or (iv) we or one of our significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization (involving us or any of our significant subsidiaries) will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

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

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments vary based upon the total construction costs of the buildings, which include capitalized interest at the London interbank offering rate ("LIBOR"). In connection with the leases, we leased the land to the lessor of the buildings at a nominal rate and for a term of 55 years. If we were to terminate the ground lease prior to maturity, we would become obligated to purchase the buildings. The operating leases provide us with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004, and the second lease will terminate in November 2006. As of April 30, 2002, we had not made a decision with respect to the option we will pursue at the end of the lease terms, and we may seek to amend or terminate these lease arrangements if accounting rules applicable to synthetic leases are modified. However, it is likely that we will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back.

        We have guaranteed the residual value associated with the buildings under these operating leases to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. Upon maturity of the operating leases, if we do not purchase the buildings, we may be obligated to pay the amount of the residual value guarantee to the lessor. We have deposited fixed income securities with a custodian to ensure the performance of our obligations under the operating leases; at each of April 30, 2002 and January 31, 2002, we held $60.3 million in cash and cash equivalents as restricted cash in satisfaction of this requirement. The amount held as restricted cash as of April 30, 2002 is sufficient to satisfy performance of our obligations under the operating leases. The majority of restricted cash represents the cost incurred for construction of the buildings.

        Under the terms of the operating leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of April 30, 2002, we were not in compliance with the minimum EBITDA covenant. The minimum EBITDA covenant requires that we maintain a certain EBITDA level, which is calculated by adding net loss and certain other charges recorded for the quarter. The lessor waived the application of EBITDA covenant as of April 30, 2002. Additionally, in June 2002, the operative documents for the synthetic leases were amended to (i) extend the applicability of the minimum net unencumbered cash covenant through the quarter ending April 30, 2003, (ii) apply the minimum EBITDA covenant for each of the three remaining quarters in fiscal 2003 with the required EBITDA varying for each such quarter and (iii) apply the minimum consolidated fixed charge ratio for the quarters commencing with the quarter ending April 30, 2003 with the required ratio varying each quarter through the October 2003 quarter and thereafter returning to the original covenant level. The minimum tangible net worth covenant was not amended. There can be no assurance that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors or if we are not able to control our costs adequately. In addition, while we believe we would be able to obtain a waiver if we were out of compliance, there can be no assurance that the lessor will agree to provide one. In the event we are not in compliance, and were not able to obtain a waiver or amendment of the covenants, we could become obligated to purchase the buildings, as discussed below, and could incur additional costs associated with replacing the synthetic leases.

        In the event of a default, our obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated. If the leases were terminated as a result of an event of default and we became obligated to pay the purchase price of the buildings, we would reflect the purchase price as an asset on our balance sheet, and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of operations. In the event we were required to purchase the buildings, our rent expense would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that an event of default or termination of the leases and our obligation to purchase the buildings would not have a material adverse effect on our financial condition, results of operations or cash flows.

        In March 1998, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on our first floating rate operating lease. The interest rate swap agreement effectively changes our interest rate exposure on the operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. As of April 30, 2002, the notional amount of the interest rate swap was $28.5 million. In January 2001, we entered into another interest rate swap agreement to reduce the impact of changes in interest rates on our second floating rate operating lease. This second interest rate swap agreement effectively changes our interest rate exposure on our second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. As of April 30, 2002, the notional amount of the interest rate swap was $27.9 million. The differential to be paid or received under both interest rate swap agreements will be recognized as an adjustment to rent expense related to the respective operating leases. The interest rate swap agreements mature at the same time that their respective operating leases expire. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. As of April 30, 2002, the estimated fair value of these interest rate swap liabilities was $2.6 million, which is recorded in accumulated other comprehensive income and other long-term liabilities.

        As of April 30, 2002, our future financial commitments are as set forth in the table below:

		Years Ending January 31, 2002
(In thousands)	Nine Months Ending January 31, 2003
		2004	2005	2006	2007	Thereafter	Total
Synthetic lease payments	$864	$1,152	$937	$508	$424	$—	$3,885
Interest rate swap payments	1,666	2,058	1,632	905	753	—	7,014

Synthetic lease payments, net	2,530	3,210	2,569	1,413	1,177	—	10,899
Convertible debt	5,625	5,625	5,625	5,625	155,625	—	178,125
Japanese subsidiary line of credit	13,000	—	—	—	—	—	13,000
Other operating leases	8,329	5,681	5,150	2,979	1,682	10,197	34,018

Total	$29,484	$14,516	$13,344	$10,017	$158,484	$10,197	$236,042

        The synthetic lease payments, net, set forth in the table above are computed based on current interest rates, which are subject to certain market-based interest rates, and are stated net of interest rate swap payments. The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See "—Convertible Subordinated Notes" above. We had no material planned capital commitments as of April 30, 2002.

        Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09 ("EITF 01-09"), "Accounting for Consideration Given by a Vendor to a Customer/Reseller," which addresses the accounting for consideration given by a vendor to a customer, including both a reseller of the vendor's products and an entity that purchases the vendor's products from a reseller. EITF 01-09 also codifies and reconciles related guidance issued by the EITF, including EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). EITF 01-09 outlines the presumption that consideration given by a vendor to a customer, a reseller or a customer of a reseller is to be treated as a deduction from revenue. Treatment of such payments as an expense would only be appropriate if two conditions are met: (i) the vendor receives an identifiable benefit in return for the consideration paid that is sufficiently separable from the sale such that the vendor could have entered into an exchange transaction with a party other than the purchaser or its products in order to receive that benefit; and (ii) the vendor can reasonably estimate the fair value of that benefit. We adopted EITF 01-09 effective February 1, 2002. Our adoption of EITF 01-09 has not had a material impact on our financial statements.

        In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles, including acquired workforce, as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. We adopted SFAS No. 142 effective February 1, 2002, which resulted, among other effects, in our discontinuation of our amortization of existing goodwill. Additionally, we are currently reviewing the impact of the adoption of SFAS No. 142, including the transition impairment tests. Our initial impairment review is required to be completed by July 31, 2002. The impairment, if any, resulting from these transition tests will be recorded in the period it is determined and will be recognized as the cumulative effect of a change in accounting principle. See note 2 to notes to condensed consolidated financial statements for information regarding the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had SFAS No. 142 been applicable in the three months ended April 30, 2001.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We adopted SFAS No. 144 effective February 1, 2002. Our adoption of SFAS No. 144 has not had a material impact on our financial statements.

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

        The United States is currently in the midst of a general economic downturn that commenced in 2001. During the fiscal year ended January 31, 2002, we experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to this downturn, as many of our customers experienced budgeting constraints, causing them to defer or cancel projects. Our total revenues decreased 20% to $351.1 million in fiscal 2002 compared to $438.0 million in fiscal 2001. We recorded a net loss of $375.6 million, or $4.84 per share, for fiscal 2002 compared with a net loss of $76.4 million, or $1.05 per share, for fiscal 2001. This decline has continued into the first quarter of fiscal 2003; our total revenues decreased 40% to $66.4 million for the quarter ended April 30, 2002 compared to $110.2 million for the quarter ended April 30, 2001, and we recorded a net loss of $18.0 million for the quarter ended April 30, 2002 compared to a net loss of $24.8 million for the quarter ended April 30, 2001. Our decline in revenues during the first half of fiscal 2002, as well as the adverse economic conditions, led us to implement a restructuring program in May 2001 that included a headcount reduction and other cost-control measures, and to record charges for restructuring and impairment of acquired goodwill and other assets during fiscal year 2002. Additionally, in May 2002, we announced another restructuring program, including further headcount reductions and cost-control measures.

        We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will continue to suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

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

        In response to market conditions and the decline in our revenues, in May 2001 and again in May 2002, we implemented restructuring plans that were designed to align our resources more strategically and control our expenses. Our current restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. In fiscal 2002, we anticipated a more rapid pace of economic recovery than has actually occurred. Similarly, we cannot be certain that the assumptions underlying our current restructuring plan will prove to be accurate. If they are not, our current restructuring plan may not result in the correct alignment of our resources or sufficient cost savings. Our restructuring plans involve the implementation of a number of initiatives to streamline our business and focus our investments, including reducing headcount by a total of 475 employees during fiscal 2002 and an additional number during the second quarter of fiscal 2003 across all business functions, implementing cost-control measures such as reducing executive compensation, implementing a program of office closure days and reducing discretional spending on items such as consulting and travel. Additionally, we recorded an aggregate charge of $257.4 million for impairment of goodwill and intangible assets during the second and fourth quarters of fiscal 2002. We expect to take one-time cash charges of approximately $13.0 million to $15.0 million during the second quarter of fiscal 2003 relating to the current restructuring and reduction in force. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions.

        We may need to refine, expand or extend our current plan, which may involve additional restructuring actions, such as further headcount reductions, assessing whether we should consider disposing of businesses or product lines and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges, such as work force reduction costs, asset write-downs and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plan.

We have substantial debt service and principal repayment obligations, which could make it difficult for us to obtain financing and deplete our cash reserves.

        Our substantial debt service and other commitments could impair our liquidity and cash reserves and our ability to obtain additional financing for working capital or acquisitions, should we need to do so. As of April 30, 2002, we had $150.0 million in outstanding indebtedness under our 3.75% notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda, California. As of April 30, 2002, there was $12.9 million outstanding under the revolving credit facility of our Japanese subsidiary. As a result of these and other commitments as of April 30, 2002, our total future commitments for the remainder of fiscal year ended January 31, 2003 will be $29.5 million and for the fiscal year ended January 31, 2004 will be $14.5 million, assuming that none of our obligations is accelerated. As of April 30, 2002, we had cash and cash equivalents of $75.7 million, short-term investments of $34.0 million and investments with maturities of greater than one year of $163.6 million.

        Under the terms of our synthetic leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of April 30, 2002, we were not in compliance with the minimum EBITDA covenant; however, the lessor waived the covenant and in June 2002 the covenants were amended as they relate to future periods. There can be no assurance that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors. In addition, if we were not in compliance, we cannot be sure that the lessor would agree to provide a waiver or amendment of the covenants. In the event we are not in compliance, and are not able to obtain a waiver or amendment of the covenants, we could become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases. See "—Liquidity and Capital Resources" above for a further discussion of our synthetic leases.

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

        Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $20.6 million, or 31% of total revenues, for the three months ended April 30, 2002 compared to $25.3 million, or 23% of total revenues, for the three months ended April 30, 2001. Our product development and engineering expenses were $88.7 million, or 25% of total revenues, for the year ended January 31, 2002 compared to $83.0 million, or 19% of total revenue, for the year ended January 31, 2001. As we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results.

        We anticipate that, as part of our business strategy, we will continue to acquire or make investments in business, products and technologies that complement ours. These investments and acquisitions can be expensive and difficult to manage and integrate. We have incurred significant costs in connection with acquisition transactions in recent fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. For example, for the fiscal year ended January 31, 2001, we recorded a charge of $33.3 million for acquisition-related costs, of which $25.2 million related to acquisition and integration costs associated with the acquisition of Integrated Systems, Inc., including fees for financial advisors, office closure costs, severance payments and systems integration. Acquisitions involve additional risks including:

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

        Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. During the fiscal year ended January 31, 2002 and continuing during the three months ended April 30, 2002, we experienced a decline in run-time royalties received from customers, which we believe is primarily due to our customers' response to the existing current market conditions in the high-technology sector. We cannot control these customers' product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues may decline significantly.

Our significant international business activities subject us to increased costs and economic risks.

        We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2002, revenues from international sales were $26.1 million, or 39% of total revenue, as compared to $40.3 million, or 37% of total revenue, for three months ended April 30, 2001. For the fiscal year ended January 31, 2002, revenues from international sales were $135.8 million, or 39% of total revenue, as compared to $137.3 million, or 31% of total revenue, for the fiscal year ended January 31, 2001. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

  •
  exposure to local economic slowdowns; and

  •
  the need to guarantee credit instruments extended to support foreign operations, in particular in Japan.

        Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results. For example, revenues from international sales decreased by 35% to $26.1 million in the three months ended April 30, 2002 from $40.3 million in the three months ended April 30, 2001. The overall decrease was due to a 46% decline in revenues from Japan, a 35% decrease in revenues from Europe and a 19% decline in revenues from Asia Pacific. The declines in Japan, Europe and Asia Pacific were primarily the result of local economic slowdowns, which caused lower demand for our products and services.

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

        In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility; as reported on the Nasdaq National Market, during fiscal 2002 our stock had a high sales price of $37.75 and a low sales price of $9.70 and, during the quarter ended April 30, 2002, our stock had a high sales price of $20.14 and a low sales price of $9.92. The last sale price of our common stock as reported on the Nasdaq National Market on May 31, 2002 was $6.72. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results will continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations.

Our strategic equity investments are subject to equity price risk and their value may fluctuate.

        From time to time, we make investments for the promotion of business and strategic objectives with publicly traded and privately held companies. The market price and valuation of the securities that we hold in these companies may fluctuate due to market conditions and other circumstances over which we have little or no control. Recently, the value of these investments has declined significantly, causing us to record a total impairment loss of $11.3 million in fiscal 2002 for most of these investments. As of April 30, 2002, the market value of our publicly held investments was $888,000 and the cost-basis of our remaining private investments was $4.0 million. We typically do not attempt to reduce or eliminate this equity price risk through hedging or similar techniques, and market price and valuation fluctuations could impact our financial results. Moreover, our investments in privately held companies are inherently risky because the markets for the technologies or products these companies have under development are typically in the early stage and may never develop. We will continue to monitor these investments for impairment and will make appropriate reductions in the carrying value when necessary. To the extent that the fair value of these securities is less than our cost over an extended period of time, our net income would be reduced.

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

        We are currently involved in a dispute with Mentat, Inc. for which Mentat, Inc. alleges a breach of the terms of a distribution agreement pertaining to license and trademark matters. Additionally, the U.S. Department of Justice has commenced a civil investigatory demand involving potential antitrust violations with respect to a licensing and distribution agreement we entered into with The MathWorks, Inc. Such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in our consolidated financial statements. If we are not successful in defending these claims, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

        We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2002 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

        In March 1998, we entered into a 5.9% interest rate swap to mitigate the impact of changes in interest rates on our floating interest rate operating lease for our new headquarters. As of April 30, 2002, the notional amount of the interest rate swap was $28.5 million. In January 2001, we entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on our second floating interest rate operating lease for the additional construction of our headquarters facility. The notional amount of this interest rate swap was $27.9 million as of April 30, 2002. The estimated fair value of the interest rate swap liabilities was $2.6 million at both April 30, 2002 and January 31, 2002. The interest rate swap agreements mature at the same time that the respective operating leases expire.

Foreign Currency Risk

        We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2002, we had outstanding forward contracts with notional amounts of $4.1 million.

Equity Price Risk

        We own 338,652 shares of common stock of e-Sim that was purchased prior to e-Sim's public offering in July 1998 at $6.35 per share. On April 30, 2002, the closing price of e-Sim's stock was $0.18 per share. We own 90,909 shares of common stock of Tvia, Inc. that was purchased prior to Tvia's public offering in August 2000 at $11.00 per share. On April 30, 2002, the closing price of Tvia's stock was $1.40 per share. We own 400,000 shares of common stock of Insignia Solutions, Ltd. purchased in February 2001 at a cost of $5.00 per share. On April 30, 2002, the closing price of Insignia was $1.75 per share.

        We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of April 30, 2002, as long-term investments, at their aggregate market value of approximately $888,000.

        We also have certain other minority investments in private companies. These investments are included in other long-term assets on our balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. As of April 30, 2002, the cost basis of the portion of our remaining investments related to private companies was $4.0 million. We will continue to monitor these investments for impairment and make appropriate reductions in carrying values when necessary.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On February 25, 2002, the Board of Directors of Wind River Systems, Inc. adopted Amended and Restated Bylaws for the purpose of reflecting changes to Delaware law since their initial adoption, amending the provisions governing stockholder proposals and notification, eliminating provisions that ceased to be applicable upon Wind River's initial public offering of common stock in 1993, and reflecting previous amendments to the Bylaws. The Amended and Restated Bylaws were filed as Exhibit 3.3 to Wind River's Annual Report on Form 10-K for the year ended January 31, 2002, as filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit No.	Description
10.40	Second Amendment dated as of June 3, 2002 to Participation Agreement and Certain Operative Agreements with Limited Waiver between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.
10.41
Ninth Amendment dated as of June 3, 2002 to Participation Agreement and Certain Operative Agreements with Limited Waiver between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.
(b)
Report on Form 8-K

        Wind River did not file any reports on Form 8-K during the quarter ended April 30, 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2002	WIND RIVER SYSTEMS, INC.
	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

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