Form 10-Q
period 2002-07-31
WIND RIVER SYSTEMS INC
filed 2002-09-13
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        As of September 10, 2002, there were 79,144,950 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2002

i

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Revenues, net:
Products	$42,301	$54,550	$86,026	$128,220
Services	21,281	25,680	43,915	62,202

Total revenues	63,582	80,230	129,941	190,422

Cost of revenues:
Products	4,709	6,809	10,182	13,766
Services	12,992	15,138	26,980	33,318

Total cost of revenues	17,701	21,947	37,162	47,084

Gross profit	45,881	58,283	92,779	143,338

Operating expenses:
Selling and marketing	32,747	38,773	66,562	83,195
Product development and engineering	17,792	21,720	38,414	47,027
General and administrative	8,397	9,796	17,681	19,840
Amortization of goodwill and purchased intangibles	2,395	24,321	4,518	55,807
Impairment of goodwill and purchased intangibles	—	225,418	—	225,418
Restructuring and other nonrecurring costs	17,665	28,615	17,665	28,615

Total operating expenses	78,996	348,643	144,840	459,902

Loss from operations	(33,115)	(290,360)	(52,061)	(316,564)
Other income (expense):
Interest income	3,147	4,336	6,539	9,288
Interest expense	(1,773)	(2,053)	(3,560)	(4,206)
Other expense, net	(4,928)	(682)	(5,135)	(916)

Total other income (expense)	(3,554)	1,601	(2,156)	4,166

Loss before provision for (benefit from) income taxes	(36,669)	(288,759)	(54,217)	(312,398)
Provision for (benefit from) income taxes	275	(7,200)	775	(5,998)

Net loss	$(36,944)	$(281,559)	$(54,992)	$(306,400)

Net loss per share:
Basic	$(0.47)	$(3.64)	$(0.70)	$(3.98)
Diluted	$(0.47)	$(3.64)	$(0.70)	$(3.98)
Shares used in per share calculation:
Basic	79,035	77,354	78,901	77,070
Diluted	79,035	77,354	78,901	77,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	July 31, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$47,805	$131,067
Short-term investments	29,154	22,364
Accounts receivable, net	45,505	61,109
Prepaid and other current assets	13,038	18,404

Total current assets	135,502	232,944
Investments	173,078	123,136
Property and equipment, net	52,379	59,804
Intangibles, net	104,576	108,409
Other assets	15,454	19,644
Restricted cash	63,683	63,683

Total assets	$544,672	$607,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,331	$7,191
Line of credit	12,119	14,988
Accrued liabilities	22,563	19,346
Accrued restructuring costs	5,266	5,243
Accrued compensation	13,575	17,575
Income taxes payable	4,879	7,485
Deferred revenue	31,067	34,656

Total current liabilities	93,800	106,484
Convertible subordinated debt	150,000	150,000
Other long-term liabilities	4,066	2,995

Total liabilities	247,866	259,479

Stockholders' equity:
Common stock, par value $0.001; 325,000 shares authorized; 81,130 and 79,863 shares issued at July 31, 2002 and January 31, 2002, respectively; 79,090 and 78,586 shares outstanding at July 31, 2002 and January 31, 2002, respectively.	81	80
Additional paid-in-capital	745,318	737,595
Loan to stockholder	(1,949)	(1,893)
Treasury stock, 2,040 shares at cost	(33,426)	(29,488)
Accumulated other comprehensive loss	(4,838)	(4,765)
Accumulated deficit	(408,380)	(353,388)

Total stockholders' equity	296,806	348,141

Total liabilities and stockholders' equity	$544,672	$607,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(54,992)	$(306,400)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	15,306	64,938
Non-cash charge for other-than-temporary decline in investment	4,259	3,275
Non-cash restructuring charge	1,545	1,411
Non-cash compensation, including 401(k) match	1,453	1,563
Interest on loan to stockholder	(56)	(52)
Impairment of goodwill and purchased intangibles	—	225,418
Loss on asset dispositions	153	—
Realized gain on repurchase of convertible subordinated notes	—	(293)
Deferred income taxes	69	(2,509)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable, net	15,604	39,138
Prepaid and other current assets	4,760	5,718
Accounts payable	(2,860)	(9,177)
Accrued restructuring costs	(126)	20,644
Accrued liabilities	3,217	(4,842)
Accrued compensation	(4,000)	(3,931)
Income taxes payable	(2,633)	(1,982)
Deferred revenue	(3,589)	(14,110)
Other assets and liabilities	(61)	(2,049)

Net cash provided by (used in) operating activities	(21,951)	16,760

Cash flows from investing activities:
Acquisition of property and equipment	(4,161)	(12,052)
Capitalized software development costs	(969)	(801)
Purchase of investments	(163,436)	(194,637)
Sales of investments	83,600	115,003
Maturities of investments	22,670	61,500
Acquisitions, net of cash acquired	—	(37,771)
Restricted cash	—	(1,055)

Net cash used in investing activities	(62,296)	(69,813)

Cash flows from financing activities:
Issuance of common stock	6,298	10,898
Repurchase of convertible subordinated notes	—	(11,151)
Acquisition of treasury stock	(3,938)	—
Borrowings (repayment) of line of credit	(2,869)	1,170

Net cash provided by (used in) financing activities	(509)	917

Effect of exchange rate changes on cash and cash equivalents	1,494	(1,787)
Net decrease in cash and cash equivalents	(83,262)	(53,923)
Cash and cash equivalents at beginning of period	131,067	92,431

Cash and cash equivalents at end of period	$47,805	$38,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Basis of Presentation

        The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of July 31, 2002 and January 31, 2002, the results of operations for the three and six months ended July 31, 2002 and 2001, and cash flows for the six months ended July 31, 2002 and 2001 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002 ("2002 Form 10-K"). The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2003, or for any future period.

        In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at January 31, 2002 was derived from audited financial statements, but does not include all disclosures required by GAAP. Management of Wind River believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

        The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a reporting year ending January 31 while, through December 31, 2001, its international subsidiaries (outside of North America) had reporting years ending December 31; thus, the condensed consolidated financial statements for the three and six months ended July 31, 2001 include such subsidiaries' results for the three and six months ended June 30, 2001. Effective January 31, 2002, each of Wind River's international subsidiaries (outside of North America) changed its reporting year to end on January 31 rather than December 31; thus, the condensed consolidated financial statements for the three and six months ended July 31, 2002 include such subsidiaries' results for the three and six months ended July 31, 2002.

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

        On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic Systems, Inc. ("Eonic"). The total purchase price of $15.6 million consisted of $15.0 million in cash and approximately $642,000 in acquisition related costs.

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

        Pro forma results of the Eonic and BSDI purchases have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

        Refer to Note 3 of Notes to Consolidated Financial Statements in Wind River's 2002 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002, 2001 and 2000.

        The table below sets forth the amortization expense, foreign translation and other adjustments for the six months ended July 31, 2002 and the net book value of goodwill and purchased intangibles as of July 31, 2002 for certain acquisitions completed during fiscal years ended January 31, 2002, 2001 and 2000:

	Acquisitions
	Tele- networks	BSDI	Eonic	Rapid Logic	ICESoft	AudeSi	Embedded Support Tools	Software Development Systems	Other	Total
	(In thousands)
Total at acquisition
Goodwill	$2,354	$20,073	$11,664	$49,028	$23,961	$50,180	$317,393	$23,018	$8,964	$506,635
Purchased intangibles	2,875	3,410	3,870	7,000	750	1,100	15,800	12,100	655	47,560

	5,229	23,483	15,534	56,028	24,711	51,280	333,193	35,118	9,619	554,195
Disposition as of January 31, 2002
Goodwill	—	215	—	—	3,062	—	—	—	—	3,277
Purchased Technology	—	—	—	—	468	—	—	—	—	468

	—	215	—	—	3,530	—	—	—	—	3,745
Impairment as of January 31, 2002
Goodwill	—	—	—	24,024	15,255	35,397	167,481	13,811	—	255,968
Purchased intangibles	—	—	—	—	—	440	—	977	—	1,417

	—	—	—	24,024	15,255	35,837	167,481	14,788	—	257,385
Accumulated amortization as of January 31, 2002
Goodwill	—	3,764	2,187	14,841	5,644	14,632	107,474	7,385	6,151	162,078
Purchased intangibles	220	639	726	2,220	282	466	7,242	10,128	655	22,578

	220	4,403	2,913	17,061	5,926	15,098	114,716	17,513	6,806	184,656
Amortization expense, foreign translation and other adjustments for the six months ended July 31, 2002
Goodwill	—	—	—	—	—	—	—	—	—	—
Purchased intangibles	360	426	484	876	—	44	1,975	355	(687)	3,833

	360	426	484	876	—	44	1,975	355	(687)	3,833
Net book value at July 31, 2002
Goodwill	2,354	16,094	9,477	10,163	—	151	42,438	1,822	2,813	85,312
Purchased intangibles	2,295	2,345	2,660	3,904	—	150	6,583	640	687	19,264

	$4,649	$18,439	$12,137	$14,067	$—	$301	$49,021	$2,462	$3,500	$104,576

Fiscal year acquired	2002	2002	2002	2001	2001	2001	2001	2000

Impairment of Goodwill and Purchased Intangibles

        During the quarter ended July 31, 2001, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the three and six months ended July 31, 2001, Wind River recorded an aggregate charge of $225.4 million, of which, $223.6 million related to the impairment of goodwill, including both impaired goodwill and workforce balances, and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for goodwill and purchased intangible assets presented in the table above. During the quarter ended January 31, 2002, Wind River recorded a further impairment of goodwill and purchased intangibles of $32.0 million.

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of July 31, 2002 and January 31, 2002, Wind River had net book values in goodwill and purchased intangible assets of approximately $104.6 million and $108.4 million, respectively. Accumulated amortization for goodwill and purchased intangibles as of July 31, 2002 and January 31, 2002 was $188.5 million and $184.7 million, respectively. Amortization expense relating to completed technology for the three months ended July 31, 2002 and 2001 was $1.7 million and $2.2 million, respectively, and was $3.4 million and $4.4 million for the six months ended July 31, 2002 and 2001, respectively. Other than goodwill, all identifiable intangible assets of approximately $19.3 million in net book value as of July 31, 2002 will continue to be amortized in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

        Wind River adopted SFAS 142 on February 1, 2002, and accordingly, ceased amortizing goodwill with net book value totaling $85.3 million, including $8.5 million of acquired workforce previously classified as purchased intangibles. The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been applicable for the three and six months ended July 31, 2001:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Reported loss	$(36,944)	$(281,559)	$(54,992)	$(306,400)
Adjustments:
Amortization of goodwill	—	21,107	—	49,517
Amortization of acquired workforce previously classified as purchased intangible assets	—	695	—	1,370

Net adjustments	—	21,802	—	50,887

Adjusted net income (loss)	$(36,944)	$(259,757)	$(54,992)	$(255,513)

Reported net loss per share—basic and diluted	$(0.47)	$(3.64)	$(0.70)	$(3.98)
Adjusted net income (loss) per share—basic and diluted	$(0.47)	$(3.36)	$(0.70)	$(3.32)

        The estimated future amortization expense of purchased intangible assets is as follows:

Year Ended January 31,	Amount
(In thousands)
2003*	$4,518
2004	8,609
2005	4,498
2006	953

* Remaining six months

        Wind River is required to perform an assessment of whether there was an indication that goodwill is impaired as of the date of Wind River's adoption of SFAS 142. To accomplish this, Wind River was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 1, 2002. Wind River currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS 142. Since Wind River currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. In July 2002, Wind River completed the transitional goodwill impairment tests required by SFAS 142 with the assistance of a third-party valuation consultant, and determined that the goodwill was not impaired at February 1, 2002. The primary method used to determine the fair values for SFAS 142 impairment purposes was the discounted cash flow method.

        SFAS 142 also requires that Wind River test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Wind River has determined that it will conduct its annual impairment tests during its second fiscal quarter. The deterioration of the telecommunications industry as well as the decline in Wind River's current product sales in the second quarter of fiscal 2003 were factors that also required Wind River to evaluate the fair value of the goodwill. During the quarter ended July 31, 2002, Wind River therefore completed its annual impairment test and its second quarter trigger test with the assistance of a third-party valuation consultant, and concluded that there was no impairment of goodwill. The primary method used to determine the fair values for SFAS 142 impairment purposes was the discounted cash flow method. The assumptions supporting the cash flows, including the discount rate, which was assumed to be 17%, were determined using Wind River's best estimates as of the date of the impairment review.

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

        Wind River recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable and (iv) vendor-specific objective evidence ("VSOE") exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further described below:

          Persuasive evidence of an arrangement exists.    Wind River's customary practice is to have written non-cancelable contracts and a customer purchase order prior to recognizing revenue on an arrangement.

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

        Investments with original maturities greater than three months and less than or equal to one year are classified as short-term investments. Investments with original maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders' equity until disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense.

        Wind River values its publicly held investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet as of July 31, 2002, as long-term investments, at their aggregate market value of approximately $463,000. During the three months ended July 31, 2002, Wind River recorded an impairment charge on these publicly held investments of $259,000, which represented the amount of other-than-temporary decline as of the date of impairment.

        Wind River has certain other minority investments in non-publicly traded companies. These investments were included as a component of other long-term assets on Wind River's balance sheet and were carried at cost, subject to adjustment for impairment. Due to the economic downturn and specifically the decline in the telecommunications sector, Wind River recorded further impairment losses on its investments in private companies of $4.0 million during the three months ended July 31, 2002, and $2.3 million and $3.3 million during the three and six month periods ended July 31, 2001, respectively. As a result of this write-down recorded during the quarter ended July 31, 2002, Wind River has no remaining investment book value on its balance sheet relating to private companies.

        Restricted cash consists of the investments held as collateral under the operating leases for Wind River's headquarters and interest rate swap agreements.

Note 5:    Derivative Financial Instruments

        Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of July 31, 2002, Wind River had outstanding forward contracts with notional amounts of $7.6 million. At January 31, 2002, Wind River had no outstanding forward contracts.

        In March 1998, Wind River entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its first floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which is at the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of both July 31, 2002 and January 31, 2002, the notional amount of this interest rate swap was $28.5 million.

        In January 2001, Wind River entered into another interest rate swap agreement to mitigate the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is at one-month LIBOR, to a fixed rate of 5.6%. As of both July 31, 2002 and January 31, 2002, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counter parties to meet the terms of their contracts) is limited to the amounts, if any, by which the counter parties' obligations exceed the obligations of Wind River.

        The fair value of these interest rate swap liabilities was approximately $4.1 million and $2.6 million at July 31, 2002 and January 31, 2002, respectively, and was recorded as a long-term liability and as a component of comprehensive loss. The interest rate swap agreements mature at the same time that the respective operating lease expires.

Note 6:    Restructuring and Other Nonrecurring Costs

        Restructuring and other nonrecurring costs consists of costs associated with restructuring programs implemented by Wind River and costs associated with the settlement of litigation and related remediation efforts.

Restructuring Costs

        In May 2001, Wind River announced initial cost control measures that included a reduction of its worldwide work force, organizational restructuring and certain measures aimed at controlling operational expenses. In May 2002, Wind River announced additional cost control measures that included further reduction of its worldwide work force and measures focused on further reducing operational expenses. In both the May 2001 and May 2002 restructuring programs, Wind River made permanent and temporary adjustments to the business operations in order to optimize operating efficiency.

        As a result of the decisions to restructure its business, Wind River recorded restructuring costs of $13.9 million and $28.6 million in the quarters ended July 31, 2002 and 2001, respectively, in each case classified as operating expenses. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million such that the net restructuring charge for fiscal year 2002 was $21.7 million.

        As of January 31, 2002, the remaining restructuring liabilities related to the May 2001 restructuring program totaled $5.2 million. The following table provides detailed restructuring liabilities at the end of the fiscal year 2002, total charges recorded in the three months ended July 31, 2002, cash payments made during the six months ended July 31, 2002, non-cash write-offs for the six months ended July 31, 2002, and the aggregate remaining restructuring liabilities for both the May 2001 and the May 2002 restructuring programs as of July 31, 2002:

	Restructuring Liabilities as of January 31, 2002	Cash Charges for the Three Months Ended July 31, 2002	Non-Cash Charges for the Three Months Ended July 31, 2002	Total Charges for the Three Months Ended July 31, 2002	Cash Payments for the Six Months Ended July 31, 2002	Non-Cash Write-offs for the Six Months Ended July 31, 2002	Restructuring Liabilities at July 31, 2002
	(In thousands)
Work force reduction	$4,294	$10,429	$—	$10,429	$(11,843)	$—	$2,880
Consolidation of excess facilities	949	1,607	355	1,962	(445)	(347)	2,119
Other	—	356	1,190	1,546	(81)	(1,198)	267

Total	$5,243	$12,392	$1,545	$13,937	$(12,369)	$(1,545)	$5,266

        The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the quarters ended July 31, 2002 and 2001.

        Worldwide Work Force Reduction.    The May 2002 and 2001 restructuring programs resulted in the reduction of 219 and 425 employees, respectively, across all business functions, operating units and geographic regions. The worldwide work force reductions implemented as part of the May 2001 restructuring were substantially completed as of July 31, 2002. The May 2002 worldwide work force reduction started in the quarter ended July 31, 2002, and will be substantially completed during the third quarter of fiscal 2003. In addition, the number of contractors and temporary workers employed by Wind River was reduced as a result of both restructuring programs.

        Wind River recorded work force reduction charges of approximately $10.4 million and $20.1 million during the quarters ended July 31, 2002 and 2001, respectively, relating primarily to severance payments and the continuation of benefits. During the quarter ended July 31, 2001, equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

        Consolidation of Excess Facilities.    Wind River recorded restructuring charges of $2.0 million and $8.4 million during the quarters ended July 31, 2002 and 2001, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and the United Kingdom. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million against the $8.4 million charge after Wind River determined that certain of such facilities could continue to be used by Wind River personnel. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If the facilities operating lease rental rates continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. Amounts accrued related to the net lease expense due to the consolidation of excess facilities consolidated as a result of the May 2002 and May 2001 restructuring programs will be paid through fiscal 2006 and 2005, respectively, unless Wind River successfully negotiates to exit the leases at an earlier date.

        Other Items.    During the quarter ended July 31, 2002, Wind River recorded a restructuring charge of $1.5 million relating to other items, primarily consisting of the write-offs of capitalized software, leasehold improvements associated with office closures and inventory relating to products that management decided to discontinue during the quarter.

Litigation-related costs

        During the three months ended July 31, 2002, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts. For further information on the underlying claims, refer to Item 2 "Legal Proceedings."

Note 7:    Other Borrowings

        As of July 31, 2002, Wind River had United States dollar equivalent net borrowings of $12.1 million from a line of credit obtained through its Japanese subsidiary for up to 2.1 billion Japanese yen or approximately $17.6 million. Wind River extended the line of credit until August 30, 2002, at an average annual interest rate of 2.9% on any borrowed amount. Refer to Note 13, "Subsequent Events" for information regarding the repayment of this line of credit.

Note 8:    Stockholder's Equity

Stock Repurchase Program

        In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over two years. During the quarter ended July 31, 2002, Wind River repurchased approximately 762,500 shares of Wind River common stock for an aggregate purchase price of approximately $3.9 million. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. Shares repurchased through the program are held as treasury stock.

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

        Comprehensive loss for the three and six months ended July 31, 2002 and 2001 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(In thousands)
Net loss	$(36,944)	$(281,559)	$(54,992)	$(306,400)
Other comprehensive loss:
Foreign currency translation adjustments	872	(359)	1,494	(2,172)
Unrealized gain (loss) on available-for-sale securities	60	12	(61)	(1,084)
Fair value measurement of interest rate swap	(1,426)	—	(1,506)	—

Total other comprehensive loss	(494)	(347)	(73)	(3,256)

Total comprehensive loss	$(37,438)	$(281,906)	$(55,065)	$(309,656)

Note 9:    Net Loss Per Share Computation

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(In thousands)
Shares used in basic net loss per share computation	79,035	77,354	78,901	77,070
Effect of dilutive potential common shares	—	—	—	—

Shares used in diluted net loss per share computation	79,035	77,354	78,901	77,070

        The effect of assumed conversion of the convertible subordinated notes of 6.2 million shares for both the three and six months ended July 31, 2002, and 4.0 million shares for both the three and six months ended July 31, 2001, respectively, is anti-dilutive, and is therefore excluded from both of the above computations. In addition, dilutive potential common shares totaling approximately 408,000 and

678,000 for the three and six months ended July 31, 2002, respectively, and 1.9 million and 2.3 million for the three and six months ended July 31, 2001, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculations as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

Note 10:    Commitments and Contingencies

        In fiscal 1998, Wind River entered into an operating lease for its headquarters facility constructed on the land Wind River purchased in Alameda, California under terms and conditions commonly known as a "synthetic lease." In fiscal 2000, Wind River entered into a second operating lease agreement for the construction of two additional buildings at its headquarters facility. None of Wind River's officers or employees has any financial interest in these synthetic lease arrangements.

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments under both leases vary based upon the total construction costs of the property, including capitalized interest at LIBOR. In connection with the lease of Wind River's headquarters, Wind River leased the land to the lessor of the building at a nominal rate and for a term of 55 years. If Wind River were to terminate the ground lease prior to maturity, it would be obligated to purchase the buildings for 100% of the amount financed. The operating leases provide Wind River with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004 and the second lease will terminate in November 2006. As of July 31, 2002, Wind River had not made a decision with respect to the option it will pursue at the end of the lease terms, and it may seek to amend or terminate these lease arrangements prior to the end of the lease term. However, it is likely that Wind River will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back.

        Under the terms of the leases, Wind River must maintain compliance with certain financial covenants, relating to minimum consolidated fixed charge ratio, minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of July 31, 2002, Wind River was in compliance with each of the applicable covenants. There can be no assurance that Wind River will continue to be in compliance with these covenants, particularly if its revenues continue to be negatively impacted by the economy or other factors or if Wind River is not able to control its costs adequately. Further, in the event Wind River was not in compliance with the covenants, there can be no assurance that it would be able to obtain a waiver or amendment of the covenants, and, if it could not, Wind River may become obligated to purchase the buildings, as discussed below, and could incur additional costs associated with replacing the synthetic leases. In the event of a default, Wind River's obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated.

        If the leases were terminated as a result of either an event of default or Wind River's exercise of its purchase option, and Wind River became obligated to pay the purchase price of the buildings, Wind River would reflect the purchase price as an asset on its balance sheet, and its restricted cash and investment position would be reduced by the amount of the purchase price. Currently, Wind River reflects rent payments as an expense on its statement of operations. In the event Wind River purchased the buildings (as a result of an event of default or its election to do so), its rent expense for the buildings would cease and Wind River would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that Wind River's purchase of the buildings would not have a material adverse effect on Wind River's financial condition, results of operations or cash flows, provided the fair value of the buildings was greater than the purchase price. However, if at the time the leases were terminated the fair value of the buildings was less than the purchase price, Wind River would be required to record a one-time charge for the difference between the purchase price and the fair value of the buildings which, depending on the magnitude of the charge, could have a material adverse effect on Wind River's financial position, results of operations and cash flows. Additionally, if during the life of the leases, Wind River were to make a determination that the fair value of the buildings was less than the purchase price, Wind River would be required to amortize the difference between the fair value and the purchase price on a straight line basis over the remaining lives of the leases. Depending on the magnitude of these differences, these additional charges could have a material adverse effect on Wind River's financial position, results of operations, and cash flows.

        Wind River has guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. If Wind River does not purchase the buildings upon maturity of the operating leases, it may be obligated to pay the amount of the residual value guarantee to the lessor. Wind River has deposited fixed income securities with a custodian to ensure the performance of its obligations under the leases; as of July 31, 2002 and January 31, 2002, Wind River held $60.3 million in cash and cash equivalents as restricted cash in satisfaction of this requirement. In addition, Wind River holds $3.4 million of restricted cash associated with related interest rate swaps. The amounts held as restricted cash as of July 31, 2002 are sufficient to satisfy performance of Wind River's obligations under the operating leases. The majority of restricted cash represents the costs incurred for construction of the buildings.

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

Note 11:    Segment and Geographic Information

        Wind River reports in one industry segment—technology for embedded systems. Wind River markets its products and related services to customers in North America, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net by geographic location is as follows:

	Revenues
	Three Months Ended July 31,		Six Months Ended July 31,		Long-Lived Assets
					As of July 31, 2002	As of January 31, 2002
	2002	2001	2002	2001
	(In thousands)
North America	$35,095	$48,384	$75,390	$118,326	$158,238	$173,903
Japan	6,960	7,508	12,869	18,361	6,598	7,385
Other international	21,527	24,338	41,682	53,735	7,573	6,569

Consolidated	$63,582	$80,230	$129,941	$190,422	$172,409	$187,857

        Other international consists of the revenues and long-lived assets of operations in Europe and Asia Pacific.

        Revenue information on a product and services basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
	(In thousands)
Software license revenues	$25,418	$38,366	$51,667	$87,956
Run-time license revenues	16,883	16,184	34,359	40,264
Maintenance revenues	12,958	14,060	25,570	34,808
Other service revenues	8,323	11,620	18,345	27,394

Total	$63,582	$80,230	$129,941	$190,422

        No single customer accounted for more than 10% of Wind River's total revenues in the three or six months ended July 31, 2002 and 2001.

Note 12:    Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. Wind River is currently assessing the impact of SFAS 146 on its financial statements.

Note 13:    Subsequent Events

        On August 30, 2002, Wind River repaid the entire line of credit obtained through its Japanese subsidiary, which line of credit is described in Note 7 above.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentences in the sentence in the fifth paragraph under "—Revenues" regarding expectations for international sales; the sentences in the second and third paragraphs under "Cost of Revenues" regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues in absolute dollars and as a percentage of revenue; the sentences in the first, second and third paragraphs under "—Operating Expenses" regarding our expectations about selling and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the statements under "—Restructuring and Other Nonrecurring Costs" regarding our expectations as to when the impact of the restructuring efforts will be realized; the statements under "Liquidity and Capital Resources—Commitments" about our expectations regarding amendment or termination of our synthetic leases, our ability to obtain a waiver or amendment of the lease agreement and the impact that an event of default or termination of the leases would have on our financial condition, results of operations and cash flows; the sentences in the last paragraph of "Liquidity and Capital Resources" regarding our beliefs about future liquidity and capital requirements; and the statements under "Recent Accounting Pronouncements" regarding the impact on Wind River of the adoption of the pronouncement discussed thereunder.

        These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements or those of our industry to be materially different from those expressed or implied by the forward-looking statements. The cautionary statements set forth below and in "Additional Risk Factors that May Affect Future Results of Operations" identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Additionally, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2002 for further discussion of these factors. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

Overview

        Wind River is a leading supplier of software solutions and development tools for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as cellular phones, digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Our products, including our flagship products, the Tornado® development platform and the VxWorks® real-time operating system, help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. We sell our products to customers in a variety of markets, including aerospace and defense, automotive, digital consumer, industrial measurement and networking.

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

        For a discussion of our critical accounting policies, please refer to "Critical Accounting Policies," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2002, which was filed with the Securities and Exchange Commission on April 30, 2002.

Results of Operations

        Beginning in fiscal 2002, we were significantly impacted by the economic downturn, which has been especially pronounced in the high-technology sector generally and the telecommunications sector in particular. The downturn, as well as its adverse impact on our revenues, has continued into the first and second quarters of fiscal 2003. Our revenues were $63.6 million and $80.2 million for the three months ended July 31, 2002 and 2001, respectively, and $129.9 million and $190.4 million for the six months ended July 31, 2002 and 2001, respectively. Net loss was $36.9 million, or $0.47 per share, for the quarter ended July 31, 2002 compared to a net loss of $281.6 million, or $3.64 per share, for the quarter ended July 31, 2001. Net loss was $55.0 million, or $0.70 per share, for the six months ended July 31, 2002 compared to a net loss of $306.4 million, or $3.98 per share, for the six months ended July 31, 2001. On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142") and, accordingly, we did not amortize any goodwill in the three and six months ended July 31, 2002. If we had not amortized goodwill in the three and six month periods ended July 31, 2001, net loss would have been $259.8 million, or $3.36 per share, for the three months ended July 31, 2001, and $255.5 million, or $3.32 per share for the six months ended July 31, 2001. Refer to Note 2 "Acquisitions" to Notes to Condensed Consolidated Financial Statements for further information about the impact on net loss and net loss per share had the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" been applicable for the three and six months ended July 31, 2001 and 2000.

        In May 2002, we implemented a restructuring plan, which included a headcount reduction and the implementation of other cost saving measures, and recorded a restructuring charge of $13.9 million during the quarter ended July 31, 2002. See "Results of Operations" and "—Factors That May Affect Future Results—The continuing economic downturn has adversely impacted, and may continue to adversely impact, our revenues and earnings," for a further discussion regarding the impact of the economic downturn on our financial condition and results of operations.

        The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues, net:
Products	67%	68%	66%	67%
Services	33	32	34	33

Total revenues	100	100	100	100

Cost of revenues:
Products	7	8	8	7
Services	20	19	21	17

Total cost of revenues	27	27	29	24

Gross profit	73	73	71	76

Operating expenses:
Selling and marketing	52	49	51	44
Product development and engineering	28	27	30	25
General and administrative	13	12	14	11
Amortization of goodwill and purchased intangibles	4	30	3	29
Impairment of goodwill and purchased intangibles	—	281	—	118
Restructuring and other nonrecurring costs	28	36	14	15

Total operating expenses	125	435	112	242

Loss from operations	(52)	(362)	(41)	(166)
Other income (expense):
Interest income	5	5	5	5
Interest expense	(3)	(3)	(3)	(2)
Other expense, net	(8)	—	(4)	(1)

Total other income (expense)	(6)	2	(2)	2

Loss before provision for (benefit from) income taxes	(58)	(360)	(43)	(164)
Provision for (benefit from) income taxes	—	(9)	1	(3)

Net loss	(58)%	(351)%	(44)%	(161)%

Revenues

        Revenues consist of product revenues and service revenues, net of sales returns and other allowances. Product revenues consist of royalties and fees for operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $63.6 million for the three months ended July 31, 2002 compared to $80.2 million for the three months ended July 31, 2001. Total revenues were $129.9 million for the six months ended July 31, 2002 compared to $190.4 million for the six months ended July 31, 2001. The decrease in total revenues of 21% and 32% for the three and six months ended July 31, 2002, respectively, compared to the corresponding periods in the prior year is primarily due to the continuing economic downturn in the high-technology sector generally and the telecommunications sector in particular. This downturn has affected us both directly, through a decline in direct sales, and indirectly, because our products are incorporated into our customers' products, and as our customers' sales decline, our royalty revenue declines as well.

        Our product revenues, excluding run-time royalties, decreased 34% to $25.4 million in the three months ended July 31, 2002 compared to $38.4 million in the three months ended July 31, 2001. Run-time royalties increased 4% to $16.9 million in the three months ended July 31, 2002, compared to $16.2 million in the three months ended July 31, 2001. Our product revenues, excluding run-time royalties, decreased 41% to $51.7 million in the six months ended July 31, 2002 compared to $88.0 million in the six months ended July 31, 2001. Run-time royalties declined 15% to $34.4 million in the six months ended July 31, 2002, compared to $40.3 million in the six months ended July 31, 2001. Product revenues accounted for approximately 67% and 68% of total revenues in the three months ended July 31, 2002 and 2001, respectively, and 66% and 67% in the six months ended July 31, 2002 and 2001, respectively. The general decline in product revenues is primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of customer products deployed. During fiscal 2002 and continuing in the first and second quarters of fiscal 2003, some of our customers deferred or canceled projects, in whole or in part, and experienced budgeting constraints causing a reduction in their purchases of our products. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues particularly where our customer's budget constraints may make such software more appealing than Wind River products for their initial project development.

        Service revenues decreased 17% to $21.3 million in the three months ended July 31, 2002, compared to $25.7 million in the three months ended July 31, 2001, and decreased 29% to $43.9 million in the six months ended July 31, 2002 compared to $62.2 million in the six months ended July 31, 2001. The decrease in the three and six months periods ended July 31, 2002 compared to the same periods ended July 31, 2002 was primarily due to lower customer demand for maintenance, consulting and training services as a result of the continuing economic downturn in the high-technology sector. Maintenance revenues decreased 8% to $13.0 million in the three months ended July 31, 2002, compared to $14.1 million in the three months ended July 31, 2001, and decreased 27% to $25.6 million in the six months ended July 31, 2002, compared to $34.8 million in the six months ended July 31, 2001. Other service revenues, which includes training, engineering and professional services, declined 28% to $8.3 million in the three months ended July 31, 2002 from $11.6 million in the three months ended July 31, 2001 and declined 33% to $18.3 million in the six months ended July 31, 2002 from $27.4 million in the six months ended July 31, 2001. Service revenues accounted for approximately 33% and 32% of total revenues in the three months ended July 31, 2002 and 2001, respectively, and approximately 34% and 33% of total revenues in the six months ended July 31, 2002 and 2001, respectively.

        Revenues from international sales decreased by 11% to $28.5 million in the three months ended July 31, 2002 compared to $31.8 million in the three months ended July 31, 2001, and decreased 24% to $54.6 million in the six months ended July 31, 2002 compared to $72.1 million in the six months ended July 31, 2001. The overall decrease during the three months ended July 31, 2002 compared to the three months ended July 31, 2001 was due to a 7% decline in revenues from Japan, a 14% decrease in revenues from Europe and a 4% decline in revenues from Asia Pacific. The overall decrease during the six months ended July 31, 2002 compared to the six months ended July 31, 2001 was due to a 30% decline in revenues from Japan, a 26% decline in revenues from Europe and a 12% decline in revenues from Asia Pacific.

        Revenues from Japan were $7.0 million and $7.5 million in the three months ended July 31, 2002 and 2001, respectively, and $12.9 million and $18.4 million in the six months ended July 31, 2002 and 2001, respectively. Revenues in Europe were $15.8 million and $18.4 million in the three months ended July 31, 2002 and 2001, respectively, and $30.3 million and $40.8 million in the six months ended July 31, 2002 and 2001, respectively. Revenues from Asia Pacific were $5.7 million and $5.9 million in the three months ended July 31, 2002 and 2001, respectively, and $11.4 million and $12.9 million in the six months ended July 31, 2002 and 2001, respectively. The declines in Japan, Europe and Asia Pacific were primarily the result of local economic slowdowns, which caused lower demand for our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Overall, however, international sales were not as adversely affected by the decrease in customer spending as were domestic sales in both the three and six months ended July 31, 2002 compared to the same periods in 2001. As a result, international revenues accounted for 45% and 42% of total revenues for the three months and six months ended July 31, 2002, compared to 40% and 38% in the three and six months ended July 31, 2001. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

        We cannot predict how long or severe the current economic downturn will be. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues see "—Factors That May Affect Future Results."

Costs of Revenues

        The overall cost of products and services as a percentage of total revenues was 27% for both the three months ended July 31, 2002 and 2001, and 29% and 24% in the six months ended July 31, 2002 and 2001, respectively.

        Cost of products was $4.7 million and $6.8 million in the three months ended July 31, 2002 and 2001, respectively, reflecting a decrease of 31%. Cost of products was $10.2 million and $13.8 million in the six months ended July 31, 2002 and 2001, respectively, reflecting a decrease of 26%. Product-related cost of revenues as a percentage of product revenues was 11% and 12% in the three months ended July 31, 2002 and 2001, respectively, and 12% and 11% in the six months ended July 31, 2002 and 2001, respectively. Product-related costs consist primarily of salaries and benefits for production employees, product media, amortization of capitalized software development costs, royalty expense related to the use of third parties' software in our products, documentation and packaging. The declines in product-related costs in absolute dollars in the three and six months ended July 31, 2002 and as a percentage of revenue for the three months ended July 31, 2002 as compared to the comparable periods in 2001 were primarily due to lower product costs associated with lower hardware revenues together with savings achieved as a result of our restructuring plan at our manufacturing facilities. Additionally, lower amortization expense relating to capitalized software development costs and lower third-party royalty costs contributed to the decline in product-related costs. Amortization of capitalized software development costs included in cost of products amounted to $186,000 and $358,000 for the three months ended July 31, 2002 and 2001, respectively, and $417,000 and $748,000 for the six months ended July 31, 2002 and 2001, respectively. Third-party royalty costs included in cost of products amounted to $1.6 million and $2.2 million for the three months ended July 31, 2002 and 2001, respectively, and $3.3 million and $5.1 million for the six months ended July 31, 2002 and 2001, respectively. The increase in product-related costs as a percentage of product revenues in the six months ended July 31, 2002 compared to the six months ended July 31, 2001 was due to a faster decline in the product revenues base than the decline in the fixed costs associated with manufacturing and distribution overhead. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

        Cost of services was $13.0 million and $15.1 million in the three months ended July 31, 2002 and 2001, respectively, reflecting a decrease of 14%. Cost of services was $27.0 million and $33.3 million in the six months ended July 31, 2002 and 2001, respectively, reflecting a decrease of 19%. Service-related cost of revenues as a percentage of service revenues was 61% and 59% in the three months ended July 31, 2002 and 2001, respectively, and 61% and 54% in the six months ended July 31, 2002 and 2001, respectively. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three and six months ended July 31, 2002 compared to the three and six months ended July 31, 2001 was primarily due to reduced utilization of outside consultants and a reduction of full-time employees as part of the restructuring plans we implemented in May 2001 and May 2002. Due to the restructuring programs and lower services costs associated with lower services revenues, we realized cost reductions of $470,000 in professional services costs, $766,000 in maintenance costs and $700,000 in training costs in the three months ended July 31, 2002 compared to the three months ended July 31, 2001. We realized cost reductions of $2.8 million in professional services costs, $1.6 million in maintenance costs and $1.3 million in training costs for the six months ended July 31, 2002 compared to the six months ended July 31, 2001. The increase in service-related costs as a percentage of service revenues in the three and six months ended July 31, 2002 was due to a faster decline in the service revenues base than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization. We expect that the cost of service revenues will increase in absolute dollars in the long term as we continue to expand our professional service organization and customer support capabilities. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on progress of various consulting and professional service projects.

Operating Expenses

  Selling and Marketing

        Selling and marketing expenses decreased 16% to $32.7 million in the three months ended July 31, 2002 from $38.8 million in the three months ended July 31, 2001, and decreased 20% to $66.6 million in the six months ended July 31, 2002 from $83.2 million in the six months ended July 31, 2001. As a percentage of total revenues, selling and marketing expenses were 52% and 49% in the three months ended July 31, 2002 and 2001, respectively, and 51% and 44% in the six months ended July 31, 2002 and 2001, respectively. The decrease in absolute dollars of selling and marketing expenses in the three and six months ended July 31, 2002 compared to the three and six months ended July 31, 2001 was primarily attributable to lower sales commission expenses as a result of decreased sales volume, and decreased expenditures in various areas, primarily payroll expense, internal sales events, marketing programs and recognition programs relating to the restructuring programs we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures, the additional restructuring measures taken in May 2002, and the general decline in sales, we realized cost reductions of approximately $1.2 million and $3.9 million in sales commissions and $2.7 million and $5.0 million in payroll-related costs for the three and six months ended July 31, 2002, respectively, as compared to the three and six months ended July 31, 2001, respectively. The increase in selling and marketing expenses as a percentage of revenues was due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe selling and marketing expenses in absolute dollars will continue to decrease during the third quarter of fiscal 2003 and stabilize during the fourth quarter of fiscal 2003 as we expect to realize the full impact of the May 2002 restructuring program during the third quarter of fiscal 2003.

  Product Development and Engineering

        Product development and engineering expenses decreased 18% to $17.8 million in the three months ended July 31, 2002 from $21.7 million in the three months ended July 31, 2001, and also decreased 18% to $38.4 million in the six months ended July 31, 2002 from $47.0 million in the six months ended July 31, 2001. As a percentage of total revenues, product development and engineering expenses were 28% and 27% in the three months ended July 31, 2002 and 2001, respectively, and 30% and 25% in the six months ended July 31, 2002 and 2001, respectively. The decrease in product development and engineering expenses in absolute dollars in the three and six months ended July 31, 2002 compared to the same periods ended July 31, 2001 was primarily due to our implementation of cost-control measures related to the restructuring plans we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures and the additional restructuring measures taken in May 2002, we realized cost reductions of approximately $3.1 million and $4.5 million in payroll-related costs, together with smaller saving achieved in various other areas, for the three and six months ended July 31, 2002, respectively, as compared to the three and six months ended July 31, 2001, respectively. The increase in costs as a percentage of revenues in the three and six month periods ended July 31, 2002 compared to the same periods ended July 31, 2001 was primarily due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. In addition, we received $2.2 million and $1.0 million for the three months ended July 31, 2002 and 2001, respectively, and $3.2 million and $2.0 million for the six months ended July 31, 2002 and 2001, respectively, of funded research and development related primarily to our Center of Excellence initiative and other joint development efforts, which offset a portion of our gross research and development expenses in the respective periods. Furthermore, we capitalized costs of $969,000 for both the three and six months ended July 31, 2002, and $801,000 for both the three and six months ended July 31, 2001, respectively, associated with the engineering development costs incurred after the establishment of technological feasibility of the software. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development.

  General and Administrative

        General and administrative expenses decreased 14% to $8.4 million in the three months ended July 31, 2002 from $9.8 million in the three months ended July 31, 2001, and decreased 11% to $17.7 million in the six months ended July 31, 2002 from $19.8 million in the six months ended July 31, 2001. As a percentage of total revenues, general and administrative expenses were 13% and 12% in the three months ended July 31, 2002 and 2001, respectively, and 14% and 11% in the six months ended July 31, 2002 and 2001. The decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to the restructuring plans we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures and the additional restructuring measures taken in May 2002, we realized cost reductions in the areas of payroll-related costs of approximately $755,000 and $1.9 million and outside consulting costs of approximately $700,000 and $1.8 million for the three and six months ended July 31, 2002, respectively, as compared to the three and six months ended July 31, 2001, respectively. The decreases for the six months ended July 31, 2002 compared to the same period in 2001 were partially offset by an increase in legal fees of $800,000 associated with certain litigation matters incurred during the first quarter of fiscal year 2003. See Part II, Item 1 "Legal Proceedings" for a discussion of certain of those litigation matters. The increase in expenses as a percentage of total revenues in the three and six months ended July 31, 2002 compared to the same periods ended July 31, 2001 was primarily due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the implementation of our second restructuring program in May 2002. However, we do expect an increase in absolute dollars in the long term, as we continue to invest in worldwide staff and infrastructure in the areas of information systems and finance and administration, and continue to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

        We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on certain headcount data. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment. Information technology allocated costs include salaries, information technology, project costs, communication costs and their allocated share of depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, their allocated share of depreciation expenses for office furniture and other department operating costs.

  Amortization of Goodwill and Purchased Intangibles

        Amortization of goodwill and purchased intangibles totaled $2.4 million and $24.3 million in the three months ended July 31, 2002 and 2001, respectively, and $4.5 million and $55.8 million in the six months ended July 31, 2002 and 2001, respectively. The significant decrease in both the three and six month periods ended July 31, 2002 is primarily due to our adoption of SFAS 142 effective February 1, 2002, as a result of which we did not amortize any goodwill in the three and six months ended July 31, 2002. In the three and six months ended July 31, 2001, we recorded amortization of goodwill of $21.1 million and $49.5 million, respectively, and amortized $695,000 and $1.4 million, respectively, of acquired workforce previously classified as purchased intangible assets, under the accounting rules existing during those periods.

        Additionally, during the quarter ended July 31, 2001, we determined that the carrying value of certain goodwill and purchased intangible assets were impaired due to changes in circumstances from those present at the time these assets were acquired. Accordingly, we recorded an impairment charge of $225.4 million in the quarter ended July 31, 2001 to reduce the carrying values of goodwill and purchased intangible assets to the present value of the future expected cash flows. See "Impairment of Goodwill and Purchased Intangibles" below for a further discussion of our impairment review.

  Impairment of Goodwill and Purchased Intangibles

        During the quarter ended July 31, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the general technology industry. Accordingly, we compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the quarter ended July 31, 2001, we recorded an aggregate charge of $225.4 million, of which $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows:

Acquired Company	Amount Impaired
(In thousands)
Embedded Support Tools Corporation	$167,482
AudeSi Technologies Inc.	27,893
IceSoft AS	15,255
Software Development Systems, Inc	14,788

$225,418

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of July 31, 2002 and January 31, 2002, we had net book values in goodwill and purchased intangible assets of approximately $104.6 million and $108.4 million, respectively. Accumulated amortization for goodwill and purchased intangibles was $188.5 million and $184.7 million, respectively, for the same periods. Amortization expense relating to completed technology for the three months ended July 31, 2002 and 2001 was $1.7 million and $2.2 million, respectively, and for the six months ended July 31, 2002 and 2001 was $3.4 million and $4.4 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $19.3 million in net book value as of July 31, 2002 will continue to be amortized in accordance with SFAS 142. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for information on SFAS 142.

  Restructuring and Other Nonrecurring Costs

        Restructuring and other nonrecurring costs consists of costs associated with restructuring programs implemented by Wind River and costs associated with the settlement of litigation and related remediation efforts.

        Restructuring Costs.    In May 2001, we announced initial cost control measures that included a reduction of our worldwide work force, organizational restructuring and certain measures aimed at controlling operational expenses. In May 2002, we announced additional cost control measures that included further reduction of our worldwide work force and measures focused on further reducing operational expenses.    In both the May 2001 and May 2002 restructuring programs, we made permanent and temporary adjustments to the business operations in order to optimize operating efficiency.

        As a result of the decisions to restructure our business, we recorded restructuring costs of $13.9 million and $28.6 million in the quarters ended July 31, 2002 and 2001, respectively, in each case classified as operating expenses. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million such that the net restructuring charge for fiscal year 2002 was $21.7 million.

        As of January 31, 2002, the remaining restructuring liabilities related to the May 2001 restructuring program totaled $5.2 million. The following table provides detailed restructuring liabilities at the end of the fiscal year 2002, total charges recorded in the three months ended July 31, 2002, cash payments made during the six months ended July 31, 2002, non-cash write-off for the six months ended July 31, 2002 and the aggregate remaining restructuring liabilities for both the May 2001 and the May 2002 restructuring programs as of July 31, 2002:

	Restructuring Liabilities as of January 31, 2002	Cash Charges for the Three Months Ended July 31, 2002	Non-Cash Charges for the Three Months Ended July 31, 2002	Total Charges for the Three Months Ended July 31, 2002	Cash Payments for the Six Months Ended July 31, 2002	Non-Cash Write-offs for the Six Months Ended July 31, 2002	Restructuring Liabilities at July 31, 2002
	(in thousands)
Work force reduction	$4,294	$10,429	$—	$10,429	$(11,843)	$—	$2,880
Consolidation of excess facilities	949	1,607	355	1,962	(445)	(347)	2,119
Other	—	356	1,190	1,546	(81)	(1,198)	267

Total	$5,243	$12,392	$1,545	$13,937	$(12,369)	$(1,545)	$5,266

        The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the quarters ended July 31, 2002 and 2001.

        Worldwide Work Force Reduction.    The May 2002 and 2001 restructuring programs resulted in the reduction of 219 and 425 employees, respectively, across all business functions, operating units and geographic regions. The worldwide work force reductions implemented as part of the May 2001 restructuring were substantially completed as of July 31, 2002. The May 2002 worldwide work force reduction started in the quarter ended July 31, 2002, and will be substantially completed during the third quarter of fiscal 2003. In addition, the number of contractors and temporary workers employed by us was reduced as a result of both restructuring programs.

        We recorded a work force reduction charge of approximately $10.4 million and $20.1 million during the quarters ended July 31, 2002 and 2001, respectively, relating primarily to severance payments and the continuation of benefits. During the quarter ended July 31, 2001, equipment disposed of or removed from operations as a result of the work force reduction resulted in a charge of $765,000 and consisted primarily of computer equipment.

        Consolidation of Excess Facilities.    We recorded a restructuring charge of $2.0 million and $8.4 million during the quarters ended July 31, 2002 and 2001, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and the United Kingdom. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the $8.4 million charge after we determined that certain of these excess facilities could continue to be used by Wind River personnel. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If facilities operating lease rental rates continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. Amounts accrued related to the net lease expense due to the consolidation of excess facilities consolidated as a result of the May 2002 and May 2001 restructuring programs will be paid through fiscal 2006 and 2005, respectively, unless we successfully negotiate to exit the leases at an earlier date.

        Other Items.    During the quarter ended July 31, 2002, we recorded a restructuring charge of $1.5 million relating to other items, primarily consisting of the write-offs of capitalized software and inventory relating to products that management decided to discontinue during the quarter.

        Litigation-related costs.    During the quarter ended July 31, 2002, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts. See Part I, Item 1 "Legal Proceedings" for a discussion of those litigation matters.

Other Income (Expense)

        Interest income was $3.1 million and $4.3 million for the three months ended July 31, 2002 and 2001, respectively, and $6.5 million and $9.3 million for the six months ended July 31, 2002 and 2001, respectively. The decrease in interest income in both the three and six month periods was primarily due to lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Cash and cash equivalents, investments and restricted cash totaled $313.7 million and $314.7 million as of July 31, 2002 and 2001, respectively.

        Interest expense was $1.8 million and $2.1 million for the three months ended July 31, 2002 and 2001, respectively, and $3.6 million and $4.2 million for the six months ended July 31, 2002 and 2001, respectively. The decrease in interest expense in both the three and six-month periods was due to a lower interest rate on our outstanding debt. The convertible notes outstanding during the three and six months ended July 31, 2001 carried an interest rate of 5.0% while the convertible notes outstanding during the three and six months ended July 31, 2002 carried an interest rate of 3.75%. Wind River pays interest on its outstanding 3.75% convertible subordinated notes semi-annually and records the amortization of certain issuance costs associated with these notes as interest expense.

        Other expense, net, was $4.9 million and $682,000 for the three months ended July 31, 2002 and 2001, respectively, and $5.1 million and $916,000 for the six months ended July 31, 2002 and 2001, respectively. The increase in other expense for the three and six month periods was primarily due to higher investment write-downs and lower realized gains from our investment portfolios during the quarter. We wrote-down certain public and private investments of approximately $4.3 million and $2.3 million during the three months ended July 31, 2002 and 2001, respectively, and $4.3 million and $3.3 million during the six months ended July 31, 2002 and 2001, respectively. Additionally, during the three months ended July 31, 2001, we recognized a pre-tax gain of $293,000 relating to the repurchase of our subordinated convertible notes.

Provision For Income Taxes

        Despite the occurrence of net losses in the three and six months ended July 31, 2002, we had a tax provision of $275,000 and $775,000, and an effective tax rate of 0.7% and 1.4%, in the three and six months ended July 31, 2002, respectively, primarily due to tax liabilities arising from certain foreign subsidiaries operations during such periods. For the three and six months ended July 31, 2001, we had a tax benefit of $7.2 million and $6.0 million, respectively.

        During fiscal 2002, we recorded a full valuation allowance against deferred tax assets based on management's determination that it is more likely than not that our deferred tax assets at January 31, 2002 will not be realized. As of July 31, 2002, approximately $22.0 million of the gross deferred tax asset related to certain U.S. operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit related to these assets will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

Cash Flows

        As of July 31, 2002, we had working capital of approximately $41.7 million, and cash, cash equivalents and investments of approximately $250.0 million, which includes $29.2 million of short-term investments and $173.1 million of investments with maturities of greater than one year but excludes restricted cash of $63.7 million primarily associated with our synthetic leases and related interest rate swap agreements. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service, principal repayment and lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

        Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the six months ended July 31, 2002, our operating activities used net cash of $22.0 million compared to net cash provided by operating activities of $16.8 million in the six months ended July 31, 2001. Net cash used in operating activities for the six months ended July 31, 2002 consisted of cash used by operations of $32.3 million offset by an increase in cash of $10.3 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $15.6 million due primarily to the lower sales volume in the six months ended July 31, 2002 and to an increased rate of collections. Net cash provided by operating activities in the six months ended July 31, 2001 consisted of cash used in operations of $12.6 million offset by an increase in cash of $29.4 million arising from changes in assets and liabilities, primarily accounts receivable. Cash from operations includes net loss of $55.0 million and $306.4 million offset primarily by depreciation and amortization of $15.3 million and $64.9 million in the six months ended July 31, 2002 and 2001, respectively, and a non-cash impairment charge of $225.4 million relating to the write-down of goodwill and purchased intangibles in the six months ended July 31, 2001. Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

        Our investing activities used net cash of $62.3 million and $69.8 million in the six months ended July 31, 2002 and 2001, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Purchases of investments totaled $163.4 million and $194.6 million in the six months ended July 31, 2002 and 2001, respectively. Additionally, purchases of capital equipment totaled $4.2 million and $12.1 million, in the six months ended July 31, 2002 and 2001, respectively. Furthermore, during the six months ended July 31, 2001, we used $37.8 million for acquisition related activities, and made additional restricted cash deposits (relating to our synthetic leases and interest rate swap agreements) of $1.1 million. Cash provided by the sale of investments was $83.6 million and $115.0 million in the six months ended July 31, 2002 and 2001, respectively, and cash provided by maturities of investments was $22.7 million and $61.5 million in the three months ended July 31, 2002 and 2001, respectively.

        In the six months ended July 31, 2002, our financing activities used net cash of $509,000 compared to net cash provided of $917,000 in the six months ended July 31, 2001. During the six months ended July 31, 2002, the primary source of cash from financing activities was $6.3 million received from the issuance of common stock from employee stock option exercises, offset by $3.9 million used for the repurchase of common stock and $2.9 million in repayment of a line of credit at our Japanese subsidiary. During the six months ended July 31, 2001, we received cash of $10.9 million from the issuance of common stock from stock option exercises and cash of $1.2 million from increase in a line of credit at our Japanese subsidiary, which was offset by cash used of $11.2 million for the repurchase of our convertible subordinated notes.

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

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments vary based upon the total construction costs of the buildings, which include capitalized interest at the LIBOR. In connection with the leases, we leased the land to the lessor of the buildings at a nominal rate and for a term of 55 years. If we were to terminate the ground lease prior to maturity, we would become obligated to purchase the buildings for 100% of the amount financed. The operating leases provide us with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years but may be renewed under certain circumstances. Unless renewed, the first lease will terminate in September 2004, and the second lease will terminate in November 2006. As of July 31, 2002, we had not made a decision with respect to the option we will pursue at the end of the lease terms, and we may seek to amend or terminate these lease arrangements prior to the end of the lease term. However, it is likely that we will decide to continue to occupy the buildings, and may therefore purchase the buildings or arrange for their purchase and lease back.

        Under the terms of the operating leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of July 31, 2002, we were in compliance with all applicable covenants. There can be no assurance that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors or if we are not able to control our costs adequately. Further, in the event we were not in compliance with the covenants, there can be no assurance that we would be able to obtain a waiver or amendment of the covenants, and, if we could not, we may become obligated to purchase the buildings, as discussed below, and could incur additional costs associated with replacing the synthetic leases. In the event of a default, our obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated.

        If the leases were terminated as a result of either an event of default or our exercise of our purchase option, and we became obligated to pay the purchase price of the buildings, we would reflect the purchase price as an asset on our balance sheet, and our restricted cash and investments position would be reduced by the amount of the purchase price. Currently, we reflect rent payments as an expense on our statement of operations. In the event we purchased the buildings (as a result of an event of default or our election to do so), our rent expense for the buildings would cease and we would subsequently record depreciation expense for the buildings over their estimated useful lives. Although no assurance can be given, management believes that an event of default or termination of the leases resulting in our purchase of the buildings would not have a material adverse effect on our financial condition, results of operations or cash flows, provided the fair value of the buildings was greater than the purchase price. However, if at the time the leases were terminated the fair value of the buildings was less than the purchase price, we would be required to record a one-time charge for the difference between the purchase price and the fair value of the buildings which, depending on the magnitude of the charge, could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, if during the life of the leases, we were to make a determination that the fair value of the buildings was less than the purchase price, we would be required to amortize the difference between the fair value and the purchase price on a straight line basis over the remaining lives of the leases. Depending on the magnitude of these differences, these additional charges could have a material adverse effect on our financial position, results of operations, and cash flows.

        We have guaranteed the residual value associated with the buildings under these operating leases to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. If we do not purchase the buildings upon maturity of the operating leases, we may be obligated to pay the amount of the residual value guarantee to the lessor. We have deposited fixed income securities with a custodian to ensure the performance of our obligations under the operating leases; at each of July 31, 2002 and January 31, 2002, we held $60.3 million in cash and cash equivalents as restricted cash in satisfaction of this requirement. In addition, we hold $3.4 million of restricted cash associated with related interest rate swaps. The amounts held as restricted cash as of July 31, 2002 is sufficient to satisfy performance of our obligations under the operating leases. The majority of restricted cash represents the cost incurred for construction of the buildings.

        In March 1998, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on our first floating rate operating lease. The interest rate swap agreement effectively changes our interest rate exposure on the operating lease, which is based on the one month LIBOR, to a fixed rate of 5.9%. As of July 31, 2002, the notional amount of the interest rate swap was $28.5 million. In January 2001, we entered into another interest rate swap agreement to reduce the impact of changes in interest rates on our second floating rate operating lease. This second interest rate swap agreement effectively changes our interest rate exposure on our second operating lease, which is based on the one month LIBOR, to a fixed rate of 5.6%. As of July 31, 2002, the notional amount of the interest rate swap was $27.9 million. The differential to be paid or received under both interest rate swap agreements will be recognized as an adjustment to rent expense related to the respective operating leases. The interest rate swap agreements mature at the same time that their respective operating leases expire. The amounts potentially subject to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. As of July 31, 2002, the estimated fair value of these interest rate swap liabilities was $4.1 million, which is recorded in accumulated other comprehensive income and other long-term liabilities.

        As of July 31, 2002, our future financial commitments are as set forth in the table below:

		Year Ended January 31,
	Six Months Ending January 31, 2003
		2004	2005	2006	2007	Thereafter	Total
Synthetic lease payments	$576	$1,152	$937	$508	$424	$—	$3,597
Interest rate swap payments, net	1,117	2,058	1,632	905	753	—	6,465

Synthetic lease payments, net	1,693	3,210	2,569	1,413	1,177	—	10,062
3.75% subordinated convertible debt	2,813	5,625	5,625	5,625	155,625	—	175,313
Japanese subsidiary line of credit	12,148	—	—	—	—	—	12,148
Other operating leases	5,351	7,403	5,718	3,337	1,755	10,797	34,361

Total	$22,005	$16,238	$13,912	$10,375	$158,557	$10,797	$231,884

        The synthetic lease payments, net, set forth in the table above are computed based on current interest rates, which are subject to certain market-based interest rates, and are stated net of interest rate swap payments. The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See "—Convertible Subordinated Notes" above. As of August 30, 2002, we repaid the entire Japanese subsidiary line of credit. We had no material planned capital commitments as of July 31, 2002.

        Our capital requirements depend on numerous factors including selling and marketing expenses, product development and engineering expenses and general and administrative expenses and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the current economic downturn were to continue or become more serious. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We are currently assessing the impact of SFAS 146 on our financial statements.

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

The economic downturn has adversely impacted and may continue to adversely impact our revenues and earnings. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.

        The United States is currently in the midst of a general economic downturn that commenced in 2001. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in the fiscal year ended January 31, 2002 and continuing through the first half of fiscal 2003, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to these downturns, as many of our customers experienced budgeting constraints, causing them to defer or cancel projects. Our revenues were $63.6 million and $80.2 million for the three months ended July 31, 2002 and 2001, respectively, and $129.9 million and $190.4 million for the six months ended July 31, 2002 and 2001, respectively. Net loss was $36.9 million, or $0.47 per share, for the quarter ended July 31, 2002 compared to a net loss of $281.6 million, or $3.64 per share, for the quarter ended July 31, 2001. Net loss was $55.0 million, or $0.70 per share, for the six months ended July 31, 2002 compared to a net loss of $306.4 million, or $3.98 per share, for the six months ended July 31, 2001. Our total revenues decreased 20% to $351.1 million in fiscal 2002 compared to $438.0 million in fiscal 2001. We recorded a net loss of $375.6 million, or $4.84 per share, for fiscal 2002 compared with a net loss of $76.4 million, or $1.05 per share, for fiscal 2001. Our decline in revenues during fiscal 2002 and the first half of fiscal 2003, as well as the continuing adverse economic conditions, led us to implement restructuring programs in both May 2001 and May 2002 that included a headcount reduction and other cost-control measures, and to record charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal year 2002.

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

        In response to market conditions and the decline in our revenues, in May 2001 and again in May 2002, we implemented restructuring plans that were designed to align our resources more strategically and control our expenses. Our current restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying our current restructuring plan will prove to be accurate. If they are not, our current restructuring plan may not result in the correct alignment of our resources or sufficient cost savings. Our restructuring plans involve the implementation of a number of initiatives to streamline our business and focus our investments, including reducing headcount by a total of 425 employees during fiscal 2002 and an additional 219 employees during the second quarter of fiscal 2003 across all business functions, implementing cost-control measures such as reducing executive compensation, implementing a program of office closure days and reducing discretional spending on items such as consulting and travel. We recorded an aggregate charge of $257.4 million for impairment of goodwill and intangible assets during fiscal 2002 and recorded restructuring charges of $13.9 million and $28.6 million during the six months ended July 31, 2002 and 2001, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions.

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

We have substantial commitments, which could make it difficult for us to obtain financing and deplete our cash reserves. Additionally, these commitments could be accelerated in certain circumstances, which could have a material adverse effect on our financial condition, results of operations and cash flows.

        As of July 31, 2002, we had $150.0 million in outstanding indebtedness under our 3.75% notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda, California. As a result of these and other commitments as of July 31, 2002, our total future commitments for the remainder of fiscal year ended January 31, 2003 will be $22.0 million and our commitments for the fiscal year ended January 31, 2004 will be $16.2 million, assuming that none of our obligations is accelerated. As of July 31, 2002, we had cash and cash equivalents of $47.8 million, short-term investments of $29.2 million and investments with maturities of greater than one year of $173.1 million. The indenture under which our convertible subordinated notes were issued provides that an event of default occurs if we (or one of our significant subsidiaries) fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture.

        Under the terms of our synthetic leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of July 31, 2002, we were in compliance with the applicable covenants. There can be no assurance that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors. In addition, if we were not in compliance, we cannot be sure that the lessor would agree to provide a waiver or amendment of the covenants. In the event we are not in compliance, and are not able to obtain a waiver or amendment of the covenants, we could become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases.

        If our synthetic leases were terminated for any reason and the fair value of the buildings was less than the purchase price, we would be required to record a one-time charge for the difference between the purchase price and the fair value of the buildings which, depending on the magnitude of the charge, could have a material adverse effect on our financial position, results of operations and cash flows. Additionally, if during the life of the leases, we were to make a determination that the fair value of the buildings was less than the purchase price, we would be required to amortize the difference between the fair value and the purchase price on a straight line basis over the remaining lives of the leases. Depending on the magnitude of these differences, these additional charges could have a material adverse effect on our financial position, results of operations, and cash flows.

        See "—Liquidity and Capital Resources" above for a further discussion of our synthetic leases and other commitments.

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

        Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop operating systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may use open-source software, such as the Linux operating system, which is royalty-free. We also compete with independent software vendors and, to a limited extent, with open-source vendors. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

        Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $17.8 million, or 28% of total revenues, for the three months ended July 31, 2002 compared to $21.7 million, or 27% of total revenues, for the three months ended July 31, 2001. Our product development and engineering expenses were $38.4 million, or 30% of total revenues, for the six months ended July 31, 2002 compared to $47.0 million, or 25% of total revenues, for the six months ended July 31, 2001. As we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results.

        We anticipate that, as part of our business strategy, we will continue to acquire or make investments in business, products and technologies that complement ours. These investments and acquisitions can be expensive and difficult to manage and integrate. We have incurred significant costs in connection with acquisition transactions in recent fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. For example, for the fiscal year ended January 31, 2001, we recorded a charge of $33.3 million for acquisition-related costs, of which $25.2 million related to acquisition and integration costs associated with the acquisition of Integrated Systems, Inc., including fees for investment banking, severance payments, office closure costs and legal, accounting and other project costs. Acquisitions involve additional risks including:

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

Because a significant portion of our revenue is derived from royalties, we are dependent upon the ability of our customers to develop and penetrate new markets successfully and to pay royalties.

        Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, in the six months ended July 31, 2002, our revenues from run-time royalties declined 15% as compared to the six months ended July 31, 2001, which we believe is primarily due to our customers' response to the existing current market conditions in the high-technology sector. We cannot control these customers' product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues may decline significantly. Additionally, because Linux is royalty-free, we may be forced to reduce the prices of our run-time royalties, which may cause our revenues and profit margins to decline.

Our significant international business activities subject us to increased costs and economic risks.

        We develop and sell a substantial percentage of our products internationally. For the three months ended July 31, 2002, revenues from international sales were $28.5 million, or 45% of total revenue, as compared to $31.8 million, or 40% of total revenue, for three months ended July 31, 2001. For the six months ended July 31, 2002, revenues from international sales were $54.6 million, or 42% of total revenue, as compared to $72.1 million, or 38% of total revenue, for six months ended July 31, 2001. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. We also expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

        Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results. For example, revenues from international sales decreased by 24% in the six months ended July 31, 2002 compared to the six months ended July 31, 2001. The overall decrease was due to a 30% decline in revenues from Japan, a 26% decrease in revenues from Europe and a 12% decline in revenues from Asia Pacific. The declines in Japan, Europe and Asia Pacific were primarily the result of local economic slowdowns, which caused lower demand for our products and services.

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

        In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility; as reported on the Nasdaq National Market, during fiscal 2002 our stock had a high sales price of $37.75 and a low sales price of $9.70 and, during the six months ended July 31, 2002, our stock had a high sales price of $18.35 and a low sales price of $4.18. The last sale price of our common stock as reported on the Nasdaq National Market on September 10, 2002 was $5.43. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results will continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations.

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

        We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of July 31, 2002 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

        In March 1998, we entered into a 5.9% interest rate swap to mitigate the impact of changes in interest rates on our floating interest rate operating lease for our new headquarters. As of July 31, 2002, the notional amount of the interest rate swap was $28.5 million. In January 2001, we entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on our second floating interest rate operating lease for the additional construction of our headquarters facility. The notional amount of this interest rate swap was $27.9 million as of July 31, 2002. The estimated fair value of the interest rate swap liabilities was $4.1 million at July 31, 2002 and $2.6 million at January 31, 2002. The interest rate swap agreements mature at the same time that the respective operating leases expire.

Foreign Currency Risk

        We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2002, we had outstanding forward contracts with notional amounts of $7.6 million and no outstanding forward contracts as of January 31, 2002.

Equity Price Risk

        We own 338,652 shares of common stock of e-Sim that was purchased prior to e-Sim's public offering in July 1998 at $6.35 per share. On July 31, 2002, the closing price of e-Sim's stock was $0.14 per share. We own 90,909 shares of common stock of Tvia, Inc. that was purchased at $11.00 per share prior to Tvia's public offering in August 2000. On July 31, 2002, the closing price of Tvia's stock was $0.61 per share. We own 400,000 shares of common stock of Insignia Solutions, Ltd. purchased in February 2001 at a cost of $5.00 per share. On July 31, 2002, the closing price of Insignia was $0.90 per share.

        We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of July 31, 2002, as long-term investments, at their aggregate market value of approximately $463,000. During the three months ended July 31, 2002, we recorded an impairment charge on these publicly held investments of $259,000, which represented the amount of other-than-temporary decline as of the date of impairment.

        We also have certain other minority investments in private companies. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. During the quarter ended July 31, 2002, we wrote-down $4.0 million of these investments. As a result of this write-down, we have no remaining investment book value on our balance sheet relating to private companies. These investments had previously been included as a component of other long-term assets on our balance sheet and were carried at cost.

ITEM 4.    CONTROLS AND PROCEDURES

        Not applicable.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In February 2001, we entered into a license and distribution agreement with The MathWorks, Inc. ("TMW"), to ensure customer support and product transition as we prepared to discontinue our MATRIXx® product family. Under the agreement, in exchange for cash payments totaling $12.0 million, we granted to TMW the exclusive distribution rights to MATRIXx for a period of two and a half years, as well as an option to purchase the MATRIXx intellectual property and assets at the end of the licensing term for an additional payment. On June 21, 2002, the Department of Justice filed suit against Wind River and TMW in the United States District Court For the Eastern District of Virginia alleging that the agreements between Wind River and TMW constituted per se illegal market allocation and price-fixing agreement, in violation of Section 1 of the Sherman Act, as amended. Also on June 21, 2002, Wind River and The Department of Justice entered into a consent decree settling the lawsuit against Wind River. Pursuant to the consent decree, in the event the Department obtains a final judgment against TMW requiring a divestiture of the MATRIXx software, Wind River will cooperate fully to effect the divestiture. Thus, while Wind River is named as a defendant, it remains a party to the lawsuit for the sole purpose of effectuating any final judgment against TMW. Additionally, the consent decree requires Wind River to cooperate with any discovery in the case.

        On December 3, 2001, we filed an action for declaratory relief in the Superior Court of California, County of Alameda, against Mentat, Inc. concerning the 1999 Distribution Agreement for Computer Software Package (the "Agreement") entered into between Wind River and Mentat. Under the Agreement, we agreed to license and distribute software designed by Mentat known as WindNet Streams 1.0, which provides an interface for certain networking protocols and terminal subsystems, helpful but not commonly used in embedded applications. In July 2002, Mentat and Wind River entered into a confidential settlement agreement regarding the claim filed by us and the counterclaim filed by Mentat. The action for declaratory relief and the related counterclaim were dismissed on September 5, 2002.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Stockholders held on July 10, 2002, the following matters were submitted to a vote of the security holders:

          (1)  To elect the following to serve as directors of Wind River:

Name	Votes For	Votes Withheld
James W. Bagley	65,634,180	1,082,691
John C. Bolger	65,810,257	906,614
William B. Elmore	66,026,156	690,714
Jerry L. Fiddler	66,198,587	518,284
Narendra K. Gupta	65,945,385	771,486
Grant M. Inman	65,868,256	848,615
Thomas St. Dennis	65,915,393	801,478

          (2)  To amend the 1993 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder:

Votes For	Votes Against	Votes Abstaining
62,819,021	3,631,131	266,719

          (3)  To ratify the selection of PricewaterhouseCoopers LLP as Wind River's independent auditors for the fiscal year ending January 31, 2003:

Votes For	Votes Against	Votes Abstaining
64,905,454	1,754,259	54,968

ITEM 5.    OTHER INFORMATION

        Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

    The following exhibits are filed herewith:

Exhibit No.	Description
99.1	Certification by Wind River's President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Wind River's Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Report on Form 8-K

        Wind River filed a report on Form 8-K on May 1, 2002 relating to the announcement that financial results for the quarter ended April 30, 2002 would fall short of previously announced guidance. On June 7, 2002, Wind River amended such Form 8-K by filing a Form 8-K/A disclosing certain additional information about Wind River's financial results for the quarter ended April 30, 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 13, 2002	WIND RIVER SYSTEMS, INC.

	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS*

        I, Thomas St. Dennis, President and Chief Executive Officer of Wind River Systems, Inc. ("Wind River"), certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q (the "Report") of Wind River;

  2.
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of Wind River as of, and for, the periods presented in this Report.

Date: September 13, 2002	/s/ THOMAS ST. DENNIS Thomas St. Dennis President and Chief Executive Officer (principal executive officer)

        I, Michael Zellner, Vice President, Finance and Chief Financial Officer of Wind River Systems, Inc. ("Wind River"), certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q (the "Report") of Wind River;

  2.
  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of Wind River as of, and for, the periods presented in this Report.

Date: September 13, 2002	/s/ MICHAEL ZELLNER Michael Zellner Vice President, Finance and Chief Financial Officer (principal financial officer)
*
Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ended before the Effective Date of Rules 13a-14 and 15d-14.

QuickLinks

INDEX
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
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS