Form 10-Q
period 2002-10-31
WIND RIVER SYSTEMS INC
filed 2002-12-16
CIK 833829

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002 or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        As of December 10, 2002, there were 79,125,888 shares of the registrant's common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2002

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues, net:
Products	$37,319	$53,000	$123,345	$181,220
Services	20,962	27,145	64,877	89,347

Total revenues	58,281	80,145	188,222	270,567

Cost of revenues:
Products	4,033	6,140	14,215	19,906
Services	12,514	13,842	39,494	47,160

Total cost of revenues	16,547	19,982	53,709	67,066

Gross profit	41,734	60,163	134,513	203,501

Operating expenses:
Selling and marketing	27,431	35,104	93,993	118,299
Product development and engineering	18,049	21,640	56,463	68,667
General and administrative	8,749	8,802	26,430	28,642
Amortization of goodwill and purchased intangibles	2,259	13,554	6,777	69,361
Impairment of goodwill and purchased intangibles	—	—	—	225,418
Restructuring and other nonrecurring charges	—	—	17,665	28,615

Total operating expenses	56,488	79,100	201,328	539,002

Loss from operations	(14,754)	(18,937)	(66,815)	(335,501)
Other income (expense)
Interest income	2,943	3,364	9,482	12,652
Interest expense	(1,717)	(1,495)	(5,277)	(5,701)
Other expense, net	(815)	(4,576)	(5,950)	(5,492)

Total other income (expense)	411	(2,707)	(1,745)	1,459

Loss before provision for (benefit from) income taxes and extraordinary gain	(14,343)	(21,644)	(68,560)	(334,042)
Provision for (benefit from) income taxes	—	(1,843)	775	(7,841)

Loss before extraordinary gain	(14,343)	(19,801)	(69,335)	(326,201)
Extraordinary gain, net of income taxes	—	568	—	568

Net loss	$(14,343)	$(19,233)	$(69,335)	$(325,633)

Extraordinary gain per share	$—	$0.01	$—	$0.01
Basic and diluted net loss per share	$(0.18)	$(0.25)	$(0.88)	$(4.21)
Shares used in basic and diluted per share calculation	79,089	77,820	78,965	77,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	October 31, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$45,462	$131,067
Short-term investments	29,571	22,364
Accounts receivable, net	42,179	61,109
Prepaid and other current assets	12,787	18,404

Total current assets	129,999	232,944
Investments	157,577	123,136
Property and equipment, net	48,303	59,804
Intangibles, net	102,448	108,409
Other assets	15,026	19,644
Restricted cash	63,683	63,683

Total assets	$517,036	$607,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,196	$7,191
Line of credit	—	14,988
Accrued liabilities	22,679	19,346
Accrued restructuring costs	2,983	5,243
Accrued compensation	14,976	17,575
Income taxes payable	4,515	7,485
Deferred revenues	29,429	34,656

Total current liabilities	79,778	106,484
Convertible subordinated debt	150,000	150,000
Other long-term liabilities	4,957	2,995

Total liabilities	234,735	259,479

Stockholders' equity:
Common stock, par value $0.001; 325,000 shares authorized; 81,301 and 79,863 shares issued at October 31, 2002 and January 31, 2002, respectively; 79,066 and 78,586 shares outstanding at October 31, 2002 and January 31, 2002, respectively	81	80
Additional paid-in-capital	745,915	737,595
Loan to stockholder	(1,977)	(1,893)
Treasury stock, 2,235 and 1,277 shares at cost at October 31, 2002 and January 31, 2002, respectively	(34,185)	(29,488)
Accumulated other comprehensive loss	(4,810)	(4,765)
Accumulated deficit	(422,723)	(353,388)

Total stockholders' equity	282,301	348,141

Total liabilities and stockholders' equity	$517,036	$607,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(69,335)	$(325,633)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	22,401	83,676
Non-cash charge for other-than-temporary decline in investments	4,467	11,146
Non-cash restructuring charge	1,545	1,411
Non-cash compensation, including 401(k) match	2,002	2,208
Impairment of capitalized internal use software	—	1,204
Interest on loan to stockholder	(84)	(79)
Impairment of goodwill and purchased intangibles	—	225,418
Loss on asset dispositions	353	—
Realized gain on repurchase of convertible subordinated notes	—	(1,202)
Deferred income taxes	69	(4,919)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable, net	18,930	40,264
Accounts payable	(1,995)	(8,447)
Accrued restructuring costs	(2,227)	14,969
Accrued liabilities	3,151	(11,878)
Accrued compensation	(2,599)	(4,148)
Income taxes payable	(3,785)	(2,159)
Deferred revenue	(5,227)	(16,496)
Other assets & liabilities	5,308	13,682

Net cash (used in) provided by operating activities	(27,026)	19,017

Cash flows from investing activities:
Acquisition of property and equipment	(4,921)	(14,169)
Capitalized software development costs	(969)	(801)
Purchase of investments	(204,528)	(217,247)
Sales of investments	116,081	223,035
Maturities of investments	48,060	76,995
Acquisition, net of cash	(175)	(43,427)
Restricted cash	—	(1,982)

Net cash (used in) provided by investing activities	(46,452)	22,404

Cash flows from financing activities:
Issuance of common stock	6,346	12,200
Repurchase of convertible subordinated notes	—	(74,458)
Acquisition of treasury stock	(4,697)	—
Borrowings (repayment) of line of credit	(14,988)	1,870

Net cash used in financing activities	(13,339)	(60,388)

Effect of exchange rate changes on cash and cash equivalents	1,212	(1,339)

Net decrease in cash and cash equivalents	(85,605)	(20,306)
Cash and cash equivalents at beginning of period	131,067	92,431

Cash and cash equivalents at end of period	$45,462	$72,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. ("Wind River") are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of October 31, 2002 and January 31, 2002, the results of operations for the three and nine months ended October 31, 2002 and 2001, and cash flows for the nine months ended October 31, 2002 and 2001 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Wind River's Annual Report on Form 10-K for the fiscal year ended January 31, 2002 filed with the Securities and Exchange Commission on April 30, 2002 ("2002 Form 10-K"). The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on January 31, 2003, or for any future period.

        In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at January 31, 2002 was derived from audited financial statements, but does not include all disclosures required by GAAP. Wind River's management believes that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

        The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Wind River has a reporting year ending January 31 while, through December 31, 2001, its international subsidiaries (outside of North America) had reporting years ending December 31; thus, the condensed consolidated financial statements for the three and nine months ended October 31, 2001 include such subsidiaries' results for the three and nine months ended September 30, 2001. Effective January 31, 2002, each of Wind River's international subsidiaries (outside of North America) changed its reporting year to end on January 31 rather than December 31; thus, the condensed consolidated financial statements for the three and nine months ended October 31, 2002 include such subsidiaries' results for the three and nine months ended October 31, 2002.

        Certain amounts have been reclassified to conform to the presentation for the current period.

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

        On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic Systems, Inc. ("Eonic"). The total purchase price of $15.5 million consisted of $15.0 million in cash and approximately $542,000 in acquisition-related costs.

        On May 4, 2001, Wind River purchased from Berkeley Software Design, Inc. ("BSDI") certain identified software assets, including the BSDI operating system, a UNIX-based code suitable for various Internet applications, for a total purchase price of $23.4 million, consisting of approximately $22.9 million in cash and $507,000 in acquisition-related costs. Prior to the closing of the transaction, Wind River lent $7.5 million to BSDI to repay BSDI creditors. The loan was repaid in full in connection with the closing of the asset sale.

        On October 10, 2001, Wind River purchased the assets of Telenetworks, a business unit of Next Level Communications, Inc. The assets acquired in the transaction included software stacks that implement the signaling and control mechanisms used in voice-over-IP networks, customer lists and other assets. The total net purchase price of $5.6 million consisted of approximately $5.5 million in net cash and $100,000 in acquisition-related costs.

        Pro forma results of the Eonic, BSDI and Telenetworks purchases have not been presented because the effects were not material to the condensed consolidated financial statements of Wind River.

        Refer to Note 3 of Notes to Consolidated Financial Statements in Wind River's 2002 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002, 2001 and 2000.

        The table below sets forth the amortization expense, foreign currency translation and other adjustments for the nine months ended October 31, 2002 and the net book value of goodwill and purchased intangibles as of October 31, 2002 for certain acquisitions completed during fiscal years ended January 31, 2002, 2001 and 2000:

	Acquisitions
(In thousands)	Telenetworks	BSDI	Eonic	Rapid	ICESoft	AudeSi	Embedded Support Tools	Software Development Systems	Other	Total
Total at acquisition
Goodwill	$2,354	$20,073	$11,664	$49,028	$23,961	$50,180	$317,393	$23,018	$8,964	$506,635
Purchased intangibles	2,875	3,410	3,870	7,000	750	1,100	15,800	12,100	655	47,560

	5,229	23,483	15,534	56,028	24,711	51,280	333,193	35,118	9,619	554,195
Disposition as of Jan. 31, 2002
Goodwill	—	215	—	—	3,062	—	—	—	—	3,277
Purchased Technology	—	—	—	—	468	—	—	—	—	468

	—	215	—	—	3,530	—	—	—	—	3,745
Impairment as of Jan. 31, 2002
Goodwill	—	—	—	24,024	15,255	35,397	167,481	13,811	—	255,968
Purchased intangibles	—	—	—	—	—	440	—	977	—	1,417

	—	—	—	24,024	15,255	35,837	167,481	14,788	—	257,385
Accumulated amortization, foreign translation and other adjustments as of Jan. 31, 2002
Goodwill	—	3,764	2,187	14,841	5,644	14,632	107,474	7,385	6,151	162,078
Purchased intangibles	220	639	726	2,220	282	466	7,242	10,128	655	22,578

	220	4,403	2,913	17,061	5,926	15,098	114,716	17,513	6,806	184,656
Additions as of Oct. 31, 2002—Goodwill	—	—	—	—	—	—	—	—	175	175
Amortization expense, foreign translation and other adjustments for the nine months ended October 31, 2002—Purchased intangibles	539	640	725	1,313	—	64	2,962	534	(641)	6,136
Net book value at Oct. 31, 2002
Goodwill	2,354	16,094	9,477	10,163	—	151	42,438	1,822	2,988	85,487
Purchased intangibles	2,116	2,131	2,419	3,467	—	130	5,596	461	641	16,961

	$4,470	$18,225	$11,896	$13,630	$—	$281	$48,034	$2,283	$3,629	$102,448

Fiscal year acquired	2002	2002	2002	2001	2001	2001	2001	2000	various

Impairment of Goodwill and Purchased Intangibles

        During the second and fourth quarters of fiscal year 2002,Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, changes in sales and cash flow forecasts, strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the second and fourth quarters of fiscal 2002, Wind River recorded an aggregate charge of $225.4 million and $32.0 million, respectively, related to the impairment of goodwill and purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for goodwill and purchased intangible assets presented in the table above.

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River's best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of October 31, 2002 and January 31, 2002, Wind River had net book values in goodwill and purchased intangible assets of approximately $102.4 million and $108.4 million, respectively. Accumulated amortization for goodwill and purchased intangibles as of October 31, 2002 and January 31, 2002 was $190.8 million and $183.4 million, respectively. Amortization expense relating to completed technology for the three months ended October 31, 2002 and 2001 was $1.7 million and $1.9 million, respectively, and was $5.1 million and $6.3 million for the nine months ended October 31, 2002 and 2001, respectively. Other than goodwill, all identifiable intangible assets of approximately $17.0 million in net book value as of October 31, 2002 will continue to be amortized in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

        Wind River adopted SFAS 142 on February 1, 2002, and accordingly, ceased amortizing goodwill with net book value totaling $85.3 million, including $8.5 million of acquired workforce previously classified as purchased intangibles. The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been applicable for the three and nine months ended October 31, 2001:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands, except per share amounts)	2002	2001	2002	2001
Reported loss	$(14,343)	$(19,233)	$(69,335)	$(325,633)
Adjustments:
Amortization of goodwill	—	10,356	—	59,873
Amortization of acquired workforce previously classified as purchased intangible assets	—	945	—	2,315

Net adjustments	—	11,301	—	62,188

Adjusted net loss	$(14,343)	$(7,932)	$(69,335)	$(263,445)

Reported net loss per share— basic and diluted	$(0.18)	$(0.25)	$(0.88)	$(4.21)
Adjusted net loss per share— basic and diluted	$(0.18)	$(0.10)	$(0.88)	$(3.41)

        The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year Ended January 31,	Amount (In thousands)
2003*	$2,260
2004	8,609
2005	4,818
2006	1,274

* Remaining three months

        As of the date of adoption of SFAS 142, Wind River was required to perform an assessment of whether there was an indication that goodwill was impaired. To accomplish this, Wind River was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 1, 2002. Wind River currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS 142. Since Wind River currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. In July 2002, Wind River completed the transitional goodwill impairment tests required by SFAS 142 with the assistance of a third-party valuation consultant, and determined that the goodwill was not impaired at February 1, 2002. The discounted cash flow method was the primary method used to determine the fair values for SFAS 142 impairment purposes.

        SFAS 142 also requires that Wind River test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Wind River has determined that it will conduct its annual impairment tests during its second fiscal quarter. The deterioration of the telecommunications industry as well as the decline in Wind River's current product sales in the second quarter of fiscal 2003 were factors that also required Wind River to evaluate the fair value of the goodwill. Therefore, during the quarter ended July 31, 2002, Wind River completed its annual impairment test and its second quarter trigger test with the assistance of a third-party valuation consultant, and concluded that there was no impairment of goodwill. The discounted cash flow method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the discount rate, which was assumed to be 17%, were determined using Wind River's best estimates as of the date of the impairment review.

        See Note 13, "Subsequent Events," for further information about the impairment review Wind River commenced after the quarter ended October 31, 2002.

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

          Delivery has occurred.    Product revenues for software and hardware are recognized at the time of shipment or upon the delivery of a product master, with standard title transfer terms of FOB shipping point. If undelivered products or services exist that are essential to the functionality of the delivered product in an arrangement, delivery is not considered to have occurred. If evidence of fair value of all undelivered elements exists, then revenue is recognized using the residual method.

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

          VSOE exists and collection is probable.    Wind River assesses probability of collection based on a number of factors, including its past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers' financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on Wind River's review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

        Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. Wind River must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable. In addition, significant estimates are made for professional services arrangements. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

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

        Wind River values its publicly held investments using the closing price of the stock at the end of each month. As a result, Wind River reflects these investments on its balance sheet as of October 31, 2002, as long-term investments, at their aggregate market value of approximately $244,000. During the three and nine months ended October 31, 2002, Wind River recorded an impairment charge on these publicly held investments of $208,000 and $467,000, respectively, which represented the amount of other-than-temporary decline as of the date of impairment.

        Wind River has certain other minority investments in non-publicly traded companies. These investments were included as a component of other long-term assets on Wind River's balance sheet and were carried at cost, subject to adjustment for impairment. Due to the economic downturn and specifically the decline in the telecommunications sector, Wind River recorded impairment losses on its investments in private companies of $3.6 million and $6.9 million during the three and nine-month periods ended October 31, 2001, respectively, and an additional $4.0 million in the quarter ended July 31, 2002. As a result of the write-down in the quarter ended July 31, 2002, Wind River had no remaining book value on its balance sheet relating to private company investments.

        Restricted cash consists of the investments held as collateral under the operating leases for Wind River's headquarters and interest rate swap agreements. See Note 13, "Subsequent Events," for a further discussion of the interest rate swap agreements and the operating leases.

Note 5: Derivative Financial Instruments

        Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of October 31, 2002, Wind River had outstanding forward contracts with notional amounts of $11.6 million. As of January 31, 2002, Wind River had no outstanding forward contracts.

        In March 1998, Wind River entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its first floating rate operating lease for its corporate headquarters. The interest rate swap effectively changes Wind River's interest rate exposure on its operating lease, which based on the one-month London interbank offering rate ("LIBOR"), to a fixed rate of 5.9%. As of both October 31, 2002 and January 31, 2002, the notional amount of this interest rate swap was $28.5 million.

        In January 2001, Wind River entered into a second interest rate swap agreement to mitigate the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River's interest rate exposure on its second operating lease, which is based on the one-month LIBOR, to a fixed rate of 5.6%. As of both October 31, 2002 and January 31, 2002, the notional amount of this interest rate swap was $27.9 million. Wind River's potential credit exposure under the interest rate swaps (arising from the inability of the counter parties to meet the terms of their contracts) is limited to the amounts, if any, by which the counter parties' obligations exceed the obligations of Wind River.

        The fair value of these interest rate swap liabilities was approximately $5.0 million and $2.6 million at October 31, 2002 and January 31, 2002, respectively, and has been recorded as an other long-term liability and as a component of comprehensive loss in stockholders' equity. See Note 13, "Subsequent Events," for a further discussion of these interest rate swap liabilities.

Note 6: Restructuring and Other Nonrecurring Costs

        Restructuring and other nonrecurring costs consist of costs associated with restructuring programs implemented by Wind River and costs associated with the settlement of litigation and related remediation efforts.

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

        As of January 31, 2002, the remaining restructuring liabilities related to the May 2001 restructuring program totaled $5.2 million. The following table provides detailed restructuring liabilities at the end of the fiscal year 2002; total charges recorded, cash payments made and non-cash write-offs for the nine months ended October 31, 2002; and the aggregate remaining restructuring liabilities for both the May 2001 and the May 2002 restructuring programs as of October 31, 2002:

		For the Nine Months Ended October 31, 2002
(In thousands)	Restructuring Liabilities as of January 31, 2002	Cash Charges	Non-Cash Charges	Total Charges	Cash Payments	Non-Cash Write-Offs	Restructuring Liabilities as of Oct. 31, 2002
Work force reduction	$4,294	$10,429	$—	$10,429	$(13,289)	$(202)	$1,232
Consolidation of excess facilities	949	1,607	355	1,962	(913)	(347)	1,651
Other	—	356	1,190	1,546	(263)	(1,183)	100

Total	$5,243	$12,392	$1,545	$13,937	$(14,465)	$(1,732)	$2,983

        The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the quarters ended July 31, 2002 and 2001.

        Worldwide Work Force Reduction.    The May 2002 and 2001 restructuring programs resulted in the reduction of 219 and 425 employees, respectively, across all business functions, operating units and geographic regions. The worldwide work force reductions implemented as part of the May 2001 restructuring were substantially completed as of July 31, 2002. The May 2002 worldwide work force reduction started in the quarter ended July 31, 2002, and was substantially completed as of October 31, 2002. In addition, the number of contractors and temporary workers employed by Wind River was reduced as a result of both restructuring programs.

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

        Consolidation of Excess Facilities.    Wind River recorded restructuring charges of $2.0 million and $8.4 million during the quarters ended July 31, 2002 and 2001, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and the United Kingdom. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million against the $8.4 million charge after Wind River determined that it would be more efficient and cost-effective if certain of such facilities continued to be used by Wind River personnel. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If the facilities operating lease rental rates continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. Amounts accrued related to the net lease expense due to the consolidation of excess facilities consolidated as a result of the May 2002 and May 2001 restructuring programs will be paid through fiscal 2006 and 2005, respectively, unless Wind River successfully negotiates to exit the leases at an earlier date. See Note 13, "Subsequent Events," for a discussion about Wind River's announcement in November 2002 of another restructuring program.

        Other Items.    During the quarter ended July 31, 2002, Wind River recorded a restructuring charge of $1.5 million relating to other items, primarily consisting of the write-offs of capitalized software, leasehold improvements associated with office closures and inventory relating to products that management decided to discontinue during the quarter.

Litigation-related costs

        During the nine months ended October 31, 2002, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Note 7: Other Borrowings

        As of July 31, 2002, Wind River had United States dollar equivalent net borrowings of $12.1 million from a line of credit obtained through its Japanese subsidiary for up to 2.1 billion Japanese yen or approximately $17.6 million. Wind River extended the line of credit until August 30, 2002, at an average annual interest rate of 2.9% on any borrowed amount. On August 30, 2002, Wind River repaid the entire line of credit obtained through its Japanese subsidiary.

Note 8: Stockholder's Equity

Stock Repurchase Program

        In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over two years. During the quarter ended October 31, 2002, Wind River repurchased 196,000 shares of Wind River common stock for an aggregate purchase price of approximately $759,000. During the nine months ended October 31, 2002, Wind River repurchased 958,500 shares of Wind River common stock for an aggregate purchase price of approximately $4.7 million. Purchases were made on the Nasdaq Stock Market at prevailing open market prices and paid out of general corporate funds. Shares repurchased through the program are held as treasury stock.

Comprehensive Loss

        Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for Wind River results from foreign currency translation adjustments, mark-to-market adjustments on interest rate swap and unrealized gains and losses on available-for-sale securities, net of taxes.

        Comprehensive loss for the three and nine months ended October 31, 2002 and 2001 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2002	2001	2002	2001
Net loss	$(14,343)	$(19,233)	$(69,335)	$(325,633)
Other comprehensive income (loss):
Foreign currency translation adjustments	(282)	448	1,212	(1,724)
Unrealized gain on available-for-sale securities, net	1,203	2,030	1,142	946
Fair value measurement of interest rate swap	(893)	—	(2,399)	—

Total other comprehensive income (loss)	28	2,478	(45)	(778)

Total comprehensive loss	$(14,315)	$(16,755)	$(69,380)	$(326,411)

Note 9: Net Loss Per Share Computation

        In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the calculation of shares used in basic and diluted net loss per share computation is presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2002	2001	2002	2001
Shares used in basic net loss per share computation	79,089	77,820	78,965	77,320
Effect of dilutive potential common shares	—	—	—	—

Shares used in diluted net loss per share computation	79,089	77,820	78,965	77,320

        The effect of assumed conversion of the convertible subordinated notes of 6.2 million shares for both the three and nine months ended October 31, 2002, and 2.0 million shares for both the three and nine months ended October 31, 2001, is anti-dilutive, and is therefore excluded from both of the above computations. In addition, dilutive potential common shares totaling approximately 89,000 and 781,000 for the three and nine months ended October 31, 2002, respectively, and 1.1 million and 1.9 million for the three and nine months ended October 31, 2001, respectively, were excluded from the computation of the number of shares used in the diluted net loss per share calculations as their inclusion would be anti-dilutive. Since Wind River has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share.

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

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments under both leases vary based upon the total construction costs of the property, including capitalized interest at LIBOR. In connection with the lease of Wind River's headquarters, Wind River leased the land to the lessor of the building at a nominal rate and for a term of 55 years. If Wind River were to terminate the ground lease prior to maturity, it would be obligated to purchase the buildings for 100% of the amount financed. The operating leases provide Wind River with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years, but may be renewed under certain circumstances. Unless renewed or earlier terminated, the first lease will terminate in September 2004 and the second lease will terminate in November 2006. In November 2002, Wind River's Board of Directors authorized management to exercise the purchase option under each of the operating leases for the buildings at its Alameda headquarters. See Note 13, "Subsequent Events," for further information about Wind River's decision to exercise its purchase option under the operating leases.

        Under the terms of the leases, Wind River must maintain compliance with certain financial covenants, relating to minimum consolidated fixed charge ratio, minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of October 31, 2002, Wind River was in compliance with each of the applicable covenants. There can be no assurance that Wind River will continue to be in compliance with these covenants, particularly if its revenues continue to be negatively impacted by the economy or other factors or if Wind River is not able to control its costs adequately. Further, in the event Wind River was not in compliance with the covenants, there can be no assurance that it would be able to obtain a waiver or amendment of the covenants, and if it could not, Wind River may become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases. In the event of a default, Wind River's obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated. See Note 13, "Subsequent Events," for further information about Wind River's decision to exercise its purchase option under the operating leases.

        Wind River has guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. If Wind River does not purchase the buildings upon maturity of the operating leases, it may be obligated to pay the amount of the residual value guarantee to the lessor. See Note 13, "Subsequent Events," for further information about Wind River's decision to exercise its purchase option under the operating leases. Wind River has deposited fixed income securities with a custodian to ensure the performance of its obligations under the leases; as of October 31, 2002 and January 31, 2002, Wind River held $60.3 million in cash and cash equivalents as restricted cash in satisfaction of this requirement. In addition, as of October 31, 2002, Wind River held $3.4 million of restricted cash associated with related interest rate swaps. See Note 13, "Subsequent Events," for further information on the restricted cash relating to the interest rate swap agreements. The amounts held as restricted cash as of October 31, 2002 are sufficient to satisfy performance of Wind River's obligations under the operating leases. The majority of restricted cash represents the costs incurred for construction of the buildings.

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

Note 11: Segment and Geographic Information

        Wind River reports in one industry segment—technology for embedded systems. Wind River markets its products and related services primarily to customers in North America, Europe, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net by geographic location is as follows:

	Revenues
	Three Months Ended October 31,		Nine Months Ended October 31,		Long-Lived Assets
					As of October 31, 2002	As of January 31, 2002
(In thousands)	2002	2001	2002	2001
North America	$34,715	$48,581	$110,105	$166,907	$152,669	$173,903
Japan	7,288	8,198	20,157	26,559	6,063	7,385
Other international	16,278	23,366	57,960	77,101	7,045	6,569

Consolidated	$58,281	$80,145	$188,222	$270,567	$165,777	$187,857

        Other international consists of the revenues and long-lived assets of operations in Europe and Asia Pacific.

        Revenue information on a product and services basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2002	2001	2002	2001
Software license revenues	$23,346	$35,465	$75,013	$123,421
Run-time license revenues	13,973	17,535	48,332	57,799
Maintenance revenues	12,632	15,300	38,202	50,108
Other service revenues	8,330	11,845	26,675	39,239

Total	$58,281	$80,145	$188,222	$270,567

        No single customer accounted for more than 10% of Wind River's total revenues in the three or nine months ended October 31, 2002 and 2001.

Note 12: Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. Wind River is currently assessing the impact, if any, of SFAS 146 on its financial statements.

Note 13: Subsequent Events

        In November 2002, Wind River's Board of Directors authorized management to exercise the purchase option under each of the operating leases for the buildings at its Alameda headquarters. See Note 10, "Commitments and Contingencies," for further information about the operating leases. Management expects Wind River may exercise the purchase option during the quarter ending January 31, 2003 or the quarter ending April 30, 2003. Upon its anticipated exercise of the purchase option, Wind River will either acquire the buildings or arrange for them to be acquired. In the event that Wind River exercises the purchase option and acquires the buildings, the purchase price of the buildings will amount to $57.4 million, and the purchase price will be reflected as an asset on its balance sheet. Additionally, Wind River's restricted cash will be reduced by the amount of the purchase price. Currently, Wind River reflects lease payments as a rental expense in its statement of operations. In the event Wind River exercises the purchase option and acquires the buildings, Wind River's lease expense for the buildings will cease and Wind River will subsequently record depreciation expense for the buildings over their estimated useful lives. If there is a substantial decline in value of the buildings prior to the consummation of the purchase option, Wind River might be required to record a charge, which, depending on its magnitude, could have a material adverse affect on Wind River's financial position, results of operations and cash flows.

        In November 2002, Wind River terminated the interest rate swap agreements that it had entered into in March 1998 and January 2001. See Note 5, "Derivative Financial Instruments," for more information on these interest rate swap agreements. As a result, during the quarter ending January 31, 2003, Wind River will record a cash-charge of $3.9 million relating to the liability for such interest rate swap agreement and will reduce restricted cash by $3.4 million, the amount previously held in restricted cash as collateral for the interest rate swap agreements.

        In November 2002, Wind River announced a further restructuring plan that is intended to reduce its cost structure by approximately $12.0 million to $15.0 million per quarter effective for the first quarter of fiscal 2004. The restructuring plan is expected to include a reduction-in-force of approximately 400 to 500 full-time equivalent positions, as well as the implementation of other cost control measures such as facilities closures. Wind River expects to realize most of the impact of these reductions in the first quarter of fiscal 2004, which ends on April 30, 2003. Wind River is currently determining the extent of the cash charge associated with this restructuring. As a result of SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, the accounting treatment that applies will depend upon the date when the final determination of restructuring activities is made.

        As a result of the restructuring plan announced in November 2002, Wind River's management has commenced an impairment review and will record a charge, if necessary, based on the outcome of the review.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the statements under "—Overview" regarding our expectations for our new business model generally, and for the enterprise license model in particular, the expected impact on our revenues of the transition to the enterprise license model and the anticipated rate of adoption by customers of the enterprise license model; the statements under "—Overview" regarding our expectations for the restructuring plan announced in November 2002; the sentence in the second paragraph under "—Revenues" regarding open source or in-house software; the sentence in the sixth paragraph under "—Revenues" regarding expectations for international sales; the sentences in the last paragraph under "—Revenues" regarding our expectations for revenue levels in the fourth quarter of fiscal 2003; the sentences in the second and third paragraphs under "Cost of Revenues" regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues in absolute dollars and as a percentage of revenue; the sentences in the first, third and fourth paragraphs under "—Operating Expenses" regarding our expectations about selling and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the statements under "—Restructuring and Other Nonrecurring Costs" regarding our expectations as to when the impact of the restructuring efforts will be realized; the statement under "—Consolidation of Excess Facilities" regarding the subleasing of facilities; the statements under "Liquidity and Capital Resources—Commitments" about our expectations regarding the exercise of the purchase option under our synthetic leases and the impact thereof; and the sentences in the last paragraph of "Liquidity and Capital Resources" regarding our beliefs about future liquidity and capital requirements.

        These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements, or those of our industry to be materially different from those expressed or implied by the forward-looking statements. The cautionary statements set forth below and in "Additional Risk Factors that May Affect Future Results of Operations" identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Additionally, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2002 for further discussion of these factors. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

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

        In November 2002, we introduced our Enterprise Platform Initiative ("EPI"). Under EPI, we will bundle our software technology into market specific platforms and license these platforms using an enterprise license model, which is referred to as ELM. These market specific platforms will include a combination of development tools, an operating system and various protocols and interfaces. Under ELM we will license these market specific platforms under an annual subscription-based license that combines development and production licenses, while eliminating our traditional "project" and "site" restrictions. We anticipate that most ELM licenses will (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the annual subscription within 30-60 days after entering into the ELM license agreement and (iii) include a number of services credits for field engineering support to provide for customer installation and start-up.

        We believe that ELM will allow us to:

  •
  deliver more key technology integrated into a market specific platform with less restrictive terms that more closely match our customers' needs;

  •
  expand opportunities with our strategic and major customers by offering a simpler and more cost-effective method of accessing our technology and services; and

  •
  better manage our business model within our major and strategic customer base and have better visibility into our earnings stream.

Initially, ELM will be focused on our strategic and major customers who are positioned to take advantage of enterprise-wide subscription licensing. We will initially offer our customers the option of licensing our platform products under ELM or continuing to license our software products and services in our traditional "project-based" license model.

        In the transition of our business model from project-based licensing to ELM, we expect the timing of our reported revenue to be impacted because under ELM revenue is recognized ratably over the subscription period. Under an ELM license, a small amount of revenue is recognized during the quarter in which the market specific platform products are purchased. The licensing revenue that is not recognized in the quarter in which the license is purchased is recorded as deferred revenue and recognized ratably over the remaining term of the subscription period. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are purchased with a much smaller amount being deferred and recognized subsequently over the maintenance period. Therefore, an order for an ELM license will result in lower current-quarter revenue than an equal-sized order for a project-based license. We anticipate that approximately 10% of our new product licenses during the fourth quarter of fiscal 2003 will transition to the ELM. To the extent that the adoption rate is higher, we would expect a greater decline in near-term revenue, as well as an even higher increase to deferred revenue. Once subscription revenues become a significant part of our revenue stream, these revenues and the related costs of such revenues will be reported as separate line items on the face of the statement of operations.

        Due to a combination of our transition to ELM and other factors adversely affecting the technology sector, we believe that our reported revenue could decline in the fourth quarter of fiscal 2003, as compared to both the fourth quarter of fiscal 2002 and the third quarter of fiscal 2003. See "—Results of Operations—Revenues" for further information on our revenue expectations. See also, "Factors That May Affect Future Operating Results—We have recently adopted a new business model..." for a discussion of risks associated with the adoption of ELM.

        In November 2002, we announced a further restructuring plan that is intended to reduce our cost structure by approximately $12.0 million to $15.0 million per quarter effective for the first quarter of fiscal 2004. The restructuring plan is expected to include a reduction-in-force of approximately 400 to 500 full-time equivalent positions, as well as the implementation of other cost control measures such as facilities closures. We expect to realize most of the impact of these reductions in the first quarter of fiscal 2004, which ends on April 30, 2003. We are currently determining the extent of the cash charge associated with this restructuring. As a result of SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, the accounting treatment that applies will depend upon the date when the final determination of restructuring activities is made.

        As a result of the restructuring plan announced in November 2002, we have commenced an impairment review and will record a charge, if necessary, based on the outcome of the review.

        For a discussion of our critical accounting policies, please refer to "Critical Accounting Policies," in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended January 31, 2002, which was filed with the Securities and Exchange Commission on April 30, 2002.

Results of Operations

        Beginning in fiscal 2002, we were significantly impacted by the economic downturn, which has been especially pronounced in the high-technology sector generally and the telecommunications sector in particular. The downturn, as well as its adverse impact on our revenues and earnings, continued through the third quarter of fiscal 2003. Our revenues were $58.3 million and $80.1 million for the three months ended October 31, 2002 and 2001, respectively, and $188.2 million and $270.6 million for the nine months ended October 31, 2002 and 2001, respectively. Net loss was $14.3 million, or $0.18 net loss per share, for the quarter ended October 31, 2002 compared to a net loss of $19.2 million, or $0.25 net loss per share, for the quarter ended October 31, 2001. Net loss was $69.3 million, or $0.88 net loss per share, for the nine months ended October 31, 2002 compared to a net loss of $325.6 million, or $4.21 net loss per share, for the nine months ended October 31, 2001. On February 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") and, accordingly, we did not amortize any goodwill in the three and nine months ended October 31, 2002. If we had not amortized goodwill in the three and nine month periods ended October 31, 2001, net loss would have been $7.9 million, or $0.10 net loss per share, for the three months ended October 31, 2001, and $263.4 million, or $3.41 net loss per share for the nine months ended October 31, 2001.

        The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenues, net:
Products	64%	66%	66%	67%
Services	36	34	34	33

Total revenues	100	100	100	100

Cost of revenues:
Products	7	8	8	7
Services	21	17	21	18

Total cost of revenues	28	25	29	25

Gross profit	72	75	71	75

Operating expenses:
Selling and marketing	47	44	50	44
Product development and engineering	31	27	30	25
General and administrative	15	11	14	11
Amortization of goodwill and purchased intangibles	4	17	4	26
Impairment of goodwill and purchased intangibles	—	—	—	83
Restructuring and other nonrecurring charges	—	—	9	10

Total operating expenses	97	99	107	199

Loss from operations	(25)	(24)	(36)	(124)
Other income (expense):
Interest income	5	5	5	5
Interest expense	(3)	(2)	(3)	(2)
Other expense, net	(1)	(6)	(3)	(2)

Total other income (expense)	1	(3)	(1)	1
Loss before provision for (benefit from) income taxes and extraordinary gain	(24)	(27)	(37)	(123)
Provision for (benefit from) for income taxes	—	(2)	—	(3)

Loss before extraordinary gain	(24)	(25)	(37)	(120)
Extraordinary gain, net of income taxes	—	1	—	—

Net loss	(24)%	(24)%	(37)%	(120)%

Revenues

        Revenues consist of product revenues and service revenues, net of reserves and other allowances. Product revenues consist of royalties and fees for operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues decreased 27% to $58.3 million for the three months ended October 31, 2002 compared to $80.1 million for the three months ended October 31, 2001. Total revenues decreased 30% to $188.2 million for the nine months ended October 31, 2002 compared to $270.6 million for the nine months ended October 31, 2001. The decreases in total revenues for the three and nine months ended

October 31, 2002, were primarily due to the continuing economic downturn in the high-technology sector. This downturn has affected us both directly, through a decline in direct sales, and indirectly, because our products are incorporated into our customers' products, and as our customers' sales decline, our royalty revenue declines as well.

        Our product revenues, excluding run-time royalties, decreased 34% to $23.3 million in the three months ended October 31, 2002 compared to $35.5 million in the three months ended October 31, 2001. Run-time royalties decreased 20% to $14.0 million in the three months ended October 31, 2002, compared to $17.5 million in the three months ended October 31, 2001. Our product revenues, excluding run-time royalties, decreased 39% to $75.0 million in the nine months ended October 31, 2002 compared to $123.4 million in the nine months ended October 31, 2001. Run-time royalties declined 16% to $48.3 million in the nine months ended October 31, 2002, compared to $57.8 million in the nine months ended October 31, 2001. Product revenues accounted for approximately 64% and 66% of total revenues in the three months ended October 31, 2002 and 2001, respectively, and 66% and 67% in the nine months ended October 31, 2002 and 2001, respectively. The general decline in product revenues was primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of customer products deployed. During fiscal 2002 and continuing in fiscal 2003, some of our customers deferred or canceled projects, in whole or in part, and experienced budgeting constraints causing a reduction in their purchases of our products. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues particularly where our customer's budget constraints may make such software, which is royalty-free, more appealing than Wind River products for their initial project development.

        Service revenues decreased 23% to $21.0 million in the three months ended October 31, 2002, compared to $27.1 million in the three months ended October 31, 2001, and decreased 27% to $64.9 million in the nine months ended October 31, 2002 compared to $89.3 million in the nine months ended October 31, 2001. The decrease in the three and nine months periods ended October 31, 2002 compared to the same periods ended October 31, 2002 was primarily due to lower customer demand for maintenance, consulting and training services as a result of the continuing economic downturn in the high-technology sector. Maintenance revenues decreased 17% to $12.6 million in the three months ended October 31, 2002, compared to $15.3 million in the three months ended October 31, 2001, and decreased 24% to $38.2 million in the nine months ended October 31, 2002, compared to $50.1 million in the nine months ended October 31, 2001. Other service revenues, which includes training, engineering and professional services, declined 30% to $8.3 million in the three months ended October 31, 2002 from $11.8 million in the three months ended October 31, 2001 and declined 32% to $26.7 million in the nine months ended October 31, 2002 from $39.2 million in the nine months ended October 31, 2001. Service revenues accounted for approximately 36% and 34% of total revenues in the three months ended October 31, 2002 and 2001, respectively, and approximately 34% and 33% of total revenues in the nine months ended October 31, 2002 and 2001, respectively.

        Revenues from international sales decreased by 25% to $23.6 million in the three months ended October 31, 2002 compared to $31.6 million in the three months ended October 31, 2001, and decreased 25% to $78.1 million in the nine months ended October 31, 2002 compared to $103.7 million in the nine months ended October 31, 2001. The overall decrease during the three months ended October 31, 2002 compared to the three months ended October 31, 2001 was due to an 11% decline in revenues from Japan, a 30% decrease in revenues from Europe and a 31% decline in revenues from Asia Pacific. The overall decrease during the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001 was due to a 24% decline in revenues from Japan, a 27% decline in revenues from Europe and an 18% decline in revenues from Asia Pacific.

        Revenues from Japan were $7.3 million and $8.2 million in the three months ended October 31, 2002 and 2001, respectively, and $20.2 million and $26.6 million in the nine months ended October 31,

2002 and 2001, respectively. Revenues from Europe were $12.2 million and $17.4 million in the three months ended October 31, 2002 and 2001, respectively, and $42.5 million and $58.2 million in the nine months ended October 31, 2002 and 2001, respectively. Revenues from Asia Pacific were $4.1 million and $5.9 million in the three months ended October 31, 2002 and 2001, respectively, and $15.5 million and $18.9 million in the nine months ended October 31, 2002 and 2001, respectively. The declines in Japan, Europe and Asia Pacific were primarily the result of local economic slowdowns, which caused lower demand for our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Overall, however, international sales were not as adversely affected by the decrease in customer spending as were sales in North America in both the three and nine months ended October 31, 2002 compared to the same periods in 2001. As a result, international revenues accounted for 40% and 42% of total revenues for the three months and nine months ended October 31, 2002, compared to 39% and 38% in the three and nine months ended October 31, 2001. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

        As a result of our adoption of EPI and the ELM model, as well as due to continuing softness in the high technology sector, we believe that our revenue could decline during the fourth quarter of fiscal 2003, which ends January 31, 2003, compared to both the quarter ended October 31, 2002 and the quarter ended January 31, 2002. We cannot predict how long or severe the current economic downturn will be. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers curtail their spending. In addition, the rate of adoption by our customers to the ELM model will affect our revenues. While we believe the new ELM licensing model will be beneficial to Wind River over time, there can be no assurance that our customers will adopt our new ELM model or that the program will be successful. Additionally, although we expect many of our strategic and major customers to adopt ELM for their current needs, they may also transition existing perpetual development seats to ELM terms. For further discussion about factors affecting our revenues see "—Factors That May Affect Future Results."

Costs of Revenues

        The overall cost of products and services as a percentage of total revenues was 28% and 25% for the three months ended October 31, 2002 and 2001, respectively, and 29% and 25% in the nine months ended October 31, 2002 and 2001, respectively.

        Cost of products was $4.0 million and $6.1 million in the three months ended October 31, 2002 and 2001, respectively, reflecting a decrease of 34%. Cost of products was $14.2 million and $19.9 million in the nine months ended October 31, 2002 and 2001, respectively, reflecting a decrease of 29%. Product-related cost of revenues as a percentage of product revenues was 11% and 12% in the three months ended October 31, 2002 and 2001, respectively, and 12% and 11% in the nine months ended October 31, 2002 and 2001, respectively. Product-related costs consist primarily of salaries and benefits for production employees, product media, amortization of capitalized software development costs, royalty expense related to the use of third parties' software in our products, documentation and packaging. The declines in product-related costs in absolute dollars in the three and nine months ended October 31, 2002 and as a percentage of product revenue for the three months ended October 31, 2002 as compared to the comparable periods in 2001 were partially due to lower product costs associated with lower hardware revenues and savings achieved as a result of our restructuring plan at our manufacturing facilities. Additionally, lower amortization expense relating to capitalized software development costs and lower third-party royalty costs contributed to the decline in product-related costs. Amortization of capitalized software development costs included in cost of products amounted to

$264,000 and $359,000 for the three months ended October 31, 2002 and 2001, respectively, and $681,000 and $1,108,000 for the nine months ended October 31, 2002 and 2001, respectively. Third-party royalty costs included in cost of products amounted to $1.2 million and $2.6 million for the three months ended October 31, 2002 and 2001, respectively, and $4.4 million and $7.7 million for the nine months ended October 31, 2002 and 2001, respectively. Product-related costs as a percentage of product revenues in the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001 were essentially flat. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

        Cost of services was $12.5 million and $13.8 million in the three months ended October 31, 2002 and 2001, respectively, reflecting a decrease of 10%. Cost of services was $39.5 million and $47.2 million in the nine months ended October 31, 2002 and 2001, respectively, reflecting a decrease of 16%. Service-related cost of revenues as a percentage of service revenues was 60% and 51% in the three months ended October 31, 2002 and 2001, respectively, and 61% and 53% in the nine months ended October 31, 2002 and 2001, respectively. Service-related cost of revenues consist primarily of personnel-related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three and nine months ended October 31, 2002 compared to the three and nine months ended October 31, 2001 was primarily due to our reduced use of outside consultants and a reduction of full-time employees as part of the restructuring plans we implemented in May 2001 and May 2002. Due to the restructuring programs and lower services costs associated with lower services revenues, we realized cost reductions of $581,000 in professional services costs, $302,000 in maintenance costs and $257,000 in training costs in the three months ended October 31, 2002 compared to the three months ended October 31, 2001. We realized cost reductions of $3.4 million in professional services costs, $1.9 million in maintenance costs and $1.6 million in training costs for the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001. The increase in service-related costs as a percentage of service revenues in the three and nine months ended October 31, 2002 was due to a faster decline in the service revenues base than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization. We expect that the cost of service revenues will decline in the near term as we continue to restructure our business during the fourth quarter of fiscal 2003. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on progress of various consulting and professional service projects.

Operating Expenses

        Selling and Marketing.    Selling and marketing expenses decreased 22% to $27.4 million in the three months ended October 31, 2002 from $35.1 million in the three months ended October 31, 2001, and decreased 21% to $94.0 million in the nine months ended October 31, 2002 from $118.3 million in the nine months ended October 31, 2001. As a percentage of total revenues, selling and marketing expenses were 47% and 44% in the three months ended October 31, 2002 and 2001, respectively, and 50% and 44% in the nine months ended October 31, 2002 and 2001, respectively. The decrease in absolute dollars of selling and marketing expenses in the three and nine months ended October 31, 2002 compared to the three and nine months ended October 31, 2001 was in part attributable to lower sales commission expenses as a result of decreased sales volume, and decreased expenditures in various areas, primarily payroll expense, and travel, relating to the restructuring programs we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures, the additional restructuring measures taken in May 2002, and the general decline in sales, we realized cost reductions of approximately $615,000 and $4.5 million in sales commissions, $2.7 million and $7.8 million in payroll-related costs, and $400,000 and $1.5 million in travel-related costs for the three and nine months ended October 31, 2002, respectively, as compared to the three and nine months ended October 31, 2001, respectively. We also realized savings in bad debt expense of $3.0 million and $2.9 million in the three and nine months ended October 31, 2002, respectively, as compared to the three and nine months ended October 31, 2001, respectively. The increase in selling and marketing expenses as a percentage of revenues was due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues. We believe selling and marketing expenses in absolute dollars will remain flat or even decline in the near term as we continue to restructure our business during the fourth quarter of fiscal 2003.

        Product Development and Engineering.    Product development and engineering expenses decreased 17% to $18.0 million in the three months ended October 31, 2002 from $21.6 million in the three months ended October 31, 2001, and decreased 18% to $56.5 million in the nine months ended October 31, 2002 from $68.7 million in the nine months ended October 31, 2001. As a percentage of total revenues, product development and engineering expenses were 31% and 27% in the three months ended October 31, 2002 and 2001, respectively, and 30% and 25% in the nine months ended October 31, 2002 and 2001, respectively. The decrease in product development and engineering expenses in absolute dollars in the three and nine months ended October 31, 2002 compared to the same periods ended October 31, 2001 was primarily due to our implementation of cost-control measures related to the restructuring plans we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures and the additional restructuring measures taken in May 2002, we realized cost reductions of approximately $2.1 million and $6.6 million in payroll-related costs, together with smaller saving achieved in various other areas, for the three and nine months ended October 31, 2002, respectively, as compared to the three and nine months ended October 31, 2001, respectively. The increase in costs as a percentage of revenues in the three and nine month periods ended October 31, 2002 compared to the same periods ended October 31, 2001 was primarily due to an overall lower revenue base and expenses declining at a slower rate than the decline in revenues.

        We received $581,000 and $810,000 for the three months ended October 31, 2002 and 2001, respectively, and $3.8 million and $2.8 million for the nine months ended October 31, 2002 and 2001, respectively, of funded research and development related primarily to our Center of Excellence initiative and other joint development efforts, which offset a portion of our gross research and development expenses in the respective periods. Furthermore, we capitalized costs of $0 and $969,000 for the three and nine months ended October 31, 2002, respectively, and $801,000 for both the three and nine months ended October 31, 2001, respectively, associated with the engineering development costs incurred after the establishment of technological feasibility of the software. We believe that product development and engineering expenses in absolute dollars will decrease in the short term as a result of the restructuring plan announced in November 2002.

        General and Administrative.    General and administrative expenses decreased 1% to $8.7 million in the three months ended October 31, 2002 from $8.8 million in the three months ended October 31, 2001, and decreased 8% to $26.4 million in the nine months ended October 31, 2002 from $28.6 million in the nine months ended October 31, 2001. As a percentage of total revenues, general and administrative expenses were 15% and 11% in the three months ended October 31, 2002 and 2001, respectively, and 14% and 11% in the nine months ended October 31, 2002 and 2001. The slight decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to the restructuring plans we implemented in May 2001 and May 2002. Due to the residual impact from the May 2001 restructuring measures and the additional restructuring measures taken in May 2002, we realized cost reductions in the areas of payroll-related costs of approximately $292,000, together with savings achieved in other areas, offset by an increase in legal and accounting costs of $593,000 for the three months ended October 31, 2002, as compared to the same period last year. For the nine months ended October 31, 2002 as compared to the same period last year, we realized cost savings of $2.2 million in payroll-related costs and $821,000 in consulting costs, as well as smaller savings achieved in other areas. These savings were offset by an increase in legal and accounting costs of $2.0 million partially associated with certain litigation matters incurred during the fiscal year 2003. The increase in general and administrative expenses as a percentage of total revenues in the three and nine months ended October 31, 2002 compared to the same periods ended October 31, 2001 was primarily the result of expenses declining at a slower rate than the decline in revenue. We believe that general and administrative expenses will be flat or even decrease in absolute dollars in the short term as a result of the restructuring plan announced in November 2002.

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

        Amortization of Goodwill and Purchased Intangibles.    Amortization of goodwill and purchased intangibles totaled $2.3 million and $13.6 million in the three months ended October 31, 2002 and 2001, respectively, and $6.8 million and $69.4 million in the nine months ended October 31, 2002 and 2001, respectively. The significant decrease in both the three and nine month periods ended October 31, 2002 compared to the same periods in the prior year is primarily due to our adoption of SFAS 142 effective February 1, 2002, as a result of which we did not amortize any goodwill in the three and nine months ended October 31, 2002. In the three and nine months ended October 31, 2001, we recorded amortization of goodwill of $10.4 million and $59.9 million, respectively, and amortized $945,000 and $2.3 million, respectively, of acquired workforce previously classified as purchased intangible assets, under the accounting rules applicable during those periods.

        Impairment of Goodwill and Purchased Intangibles.    During the quarter ended July 31, 2001, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the general technology industry. Accordingly, we compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the quarter ended July 31, 2001, we recorded an aggregate charge of $225.4 million, of which $223.6 million related to the impairment of goodwill and $1.8 million related to the impairment of purchased intangible assets. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows:

Acquired Company	Amount Impaired (In thousands)
Embedded Support Tools Corporation	$167,482
AudeSi Technologies Inc.	27,893
IceSoft AS	15,255
Software Development Systems, Inc	14,788

$225,418

        The impairment charge for those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using discount rates ranging from 17% to 23%. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of October 31, 2002 and January 31, 2002, we had net book values in goodwill and purchased intangible assets of approximately $102.4 million and $108.4 million, respectively. Accumulated amortization for goodwill and purchased intangibles was $190.8 million and $183.4 million, respectively, as of October 31, 2002 and January 31, 2002, respectively. Amortization expense relating to completed technology for the three months ended October 31, 2002 and 2001 was $1.7 million and $1.9 million, respectively, and for the nine months ended October 31, 2002 and 2001 was $5.1 million and $6.3 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $17.0 million in net book value as of October 31, 2002 will continue to be amortized in accordance with SFAS 142.

        Restructuring and Other Nonrecurring Costs.    Restructuring and other nonrecurring costs consists of costs associated with restructuring programs implemented by Wind River and costs associated with the settlement of litigation and related remediation efforts.

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

        As of January 31, 2002, the remaining restructuring liabilities related to the May 2001 restructuring program totaled $5.2 million. The following table provides detailed restructuring liabilities at the end of the fiscal year 2002; total charges recorded, cash payments made and non-cash write-offs for the nine months ended October 31, 2002; and the aggregate remaining restructuring liabilities for both the May 2001 and the May 2002 restructuring programs as of October 31, 2002:

		For the Nine Months Ended October 31, 2002
(In thousands)	Restructuring Liabilities as of Jan. 31, 2002	Cash Charges	Non-Cash Charges	Total Charges	Cash Payments	Non-Cash Write-Offs	Restructuring Liabilities as of Oct. 31, 2002
Work force reduction	$4,294	$10,429	$—	$10,429	$(13,289)	$(202)	$1,232
Consolidation of excess facilities	949	1,607	355	1,962	(913)	(347)	1,651
Other	—	356	1,190	1,546	(263)	(1,183)	100

Total	$5,243	$12,392	$1,545	$13,937	$(14,465)	$(1,732)	$2,983

        The following paragraphs provide detailed information relating to the restructuring costs that were recorded during the quarters ended July 31, 2002 and 2001.

        Worldwide Work Force Reduction.    The May 2002 and 2001 restructuring programs resulted in the reduction of 219 and 425 employees, respectively, across all business functions, operating units and geographic regions. The worldwide work force reductions implemented as part of the May 2001 restructuring were substantially completed as of July 31, 2002. The May 2002 worldwide work force reduction started in the quarter ended July 31, 2002, and will be substantially completed as of October 31, 2002. In addition, the number of contractors and temporary workers employed by us was reduced as a result of both restructuring programs.

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

        Consolidation of Excess Facilities.    We recorded a restructuring charge of $2.0 million and $8.4 million during the quarters ended July 31, 2002 and 2001, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and the United Kingdom. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the $8.4 million charge after we determined that it would be more efficient and cost-effective if certain of these excess facilities continued to be used by Wind River personnel. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If facilities operating lease rental rates continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. Amounts accrued related to the net lease expense due to the consolidation of excess facilities consolidated as a result of the May 2002 and May 2001 restructuring programs will be paid through fiscal 2006 and 2005, respectively, unless we successfully negotiate to exit the leases at an earlier date. See "—Overview" above for a discussion about our announcement in November 2002 of another restructuring program.

        Other Items.    During the quarter ended July 31, 2002, we recorded a restructuring charge of $1.5 million relating to other items, primarily consisting of the write-offs of capitalized software and inventory relating to products that management decided to discontinue during the quarter.

  Litigation-related costs.

        During the nine months ended October 31, 2002, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Other Income (Expense)

        Interest income was $2.9 million and $3.4 million for the three months ended October 31, 2002 and 2001, respectively, and $9.5 million and $12.7 million for the nine months ended October 31, 2002 and 2001, respectively. The decrease in interest income in both the three and nine month periods was primarily due to lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Cash and cash equivalents, investments and restricted cash totaled $296.3 million and $247.3 million as of October 31, 2002 and 2001, respectively.

        Interest expense was $1.7 million and $1.5 million for the three months ended October 31, 2002 and 2001, respectively, and $5.3 million and $5.7 million for the nine months ended October 31, 2002 and 2001, respectively. Interest expense increased in the three-month period ended October 31, 2002 compared to the three-month period ended October 31, 2001 because the principal amount of convertible notes outstanding on which interest was paid was higher in the 2002 period compared to the 2001 period. The decrease in interest expense in nine-month period was due to overall lower interest incurred on our outstanding convertible notes as a result of the redemption or repurchase of our 5% convertible notes and the issuance of 3.75% convertible notes in December 2001. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as interest expense.

        Other expense, net, was $815,000 and $4.6 million for the three months ended October 31, 2002 and 2001, respectively, and $6.0 million and $5.5 million for the nine months ended October 31, 2002 and 2001, respectively. The decrease in other expense for the three-month period was primarily due to lower investment write-downs from our investment portfolios during the quarter. We wrote-down certain public and private investments of approximately $208,000 and $7.9 million during the three months ended October 31, 2002 and 2001, respectively, and $4.5 million and $11.2 million during the nine months ended October 31, 2002 and 2001, respectively, partially offset by a $1.4 million gain relating to the sale of publicly held securities during the three and nine month periods ended October 31, 2001. We recorded a loss on asset dispositions of $200,000 for the three months ended October 31, 2002, related to the write-off of an escrow receivable from an acquisition deemed uncollectible.

Extraordinary Gain

        During the nine months ended October 31, 2001, we recognized a gain of $568,000 relating to the repurchase of our subordinated convertible notes.

Provision For (Benefit from) Income Taxes

        For the three months ended October 31, 2002, we did not record a provision for or benefit from income taxes. Despite the occurrence of net losses in the nine months ended October 31, 2002, we had a tax provision of $775,000, primarily due to tax liabilities arising in certain foreign operations during such period. We had a tax benefit of $1.8 million and $7.8 million, for the three and nine months ended October 31, 2001, respectively.

        During fiscal 2002, we recorded a full valuation allowance against deferred tax assets based on management's determination that it is more likely than not that our deferred tax assets at January 31, 2002 will not be realized. As of October 31, 2002, approximately $22.0 million of the gross deferred tax assets are related to certain U.S. operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit related to these assets will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

Cash Flows

        As of October 31, 2002, we had working capital of approximately $50.2 million, and cash, cash equivalents and investments of approximately $232.6 million, which includes $45.5 million of cash and cash equivalents, $29.6 million of short-term investments and $157.6 million of investments with maturities of greater than one year but excludes restricted cash of $63.7 million associated with our synthetic leases and related interest rate swap agreements. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service, principal repayment and lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

        Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the nine months ended October 31, 2002, our operating activities used net cash of $27.0 million compared to net cash provided by operating activities of $19.0 million in the nine months ended October 31, 2001. Net cash used in operating activities for the nine months ended October 31, 2002 consisted of cash used by operations of $38.6 million offset by an increase in cash of $11.6 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $18.9 million due primarily to the lower sales volume and to an increased rate of collections. Net cash provided by operating activities in the nine months ended October 31, 2001 consisted of cash used in operations of $6.8 million offset by an increase in cash of $25.8 million arising from changes in assets and liabilities, primarily accounts receivable. Cash from operations includes net loss of $69.3 million and $325.6 million offset primarily by depreciation and amortization of $22.4 million and $83.7 million in the nine months ended October 31, 2002 and 2001, respectively, and a non-cash impairment charge of $225.4 million relating to the write-down of goodwill and purchased intangibles in the nine months ended October 31, 2001. Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

        Our investing activities used net cash of $46.5 million and provided net cash of $22.4 million in the nine months ended October 31, 2002 and 2001, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Purchases of investments totaled $204.5 million and $217.2 million in the nine months ended October 31, 2002 and 2001, respectively. Additionally, purchases of capital equipment totaled $4.9 million and $14.2 million, in the nine months ended October 31, 2002 and 2001, respectively. Furthermore, during the nine months ended October 31, 2002 and 2001, we used $175,000 and $43.4 million, respectively, for acquisition related activities. Cash provided by the sale of investments was $116.1 million and $223.0 million in the nine months ended October 31, 2002 and 2001, respectively, and cash provided by maturities of investments was $48.1 million and $77.0 million in the nine months ended October 31, 2002 and 2001, respectively.

        Our financing activities used net cash of $13.3 million and $60.4 million in the nine months ended October 31, 2002 and 2001. During the nine months ended October 31, 2002, the primary source of cash from financing activities was $6.3 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan activity, offset by $4.7 million used for the repurchase of common stock and $15.0 million in repayment of a line of credit at our Japanese subsidiary. During the nine months ended October 31, 2001, we received cash of $12.2 million from the issuance of common stock from stock option exercises and employee stock purchase plan activity, and cash of $1.9 million from increase in a line of credit at our Japanese subsidiary, which was offset by cash used of $74.5 million for the repurchase of our convertible subordinated notes.

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

        The lessor has funded a total of $32.4 million of construction costs related to the first operating lease and $25.0 million of construction costs related to the second operating lease. The operating lease payments vary based upon the total construction costs of the buildings, which include capitalized interest at the LIBOR. In connection with the leases, we leased the land to the lessor of the buildings at a nominal rate and for a term of 55 years. If we were to terminate the ground lease prior to maturity, we would be obligated to purchase the buildings for 100% of the amount financed. The operating leases provide us with the option, at the end of their terms, to either acquire the buildings at the lessor's original cost or arrange for the buildings to be acquired. Both leases have initial terms of seven years, but may be renewed under certain circumstances. Unless renewed or earlier terminated, the first lease will terminate in September 2004 and the second lease will terminate in November 2006. We have guaranteed the residual value associated with the buildings under the first operating lease and the second operating lease to the lessor of a fixed amount of approximately 82% and 85%, respectively, of the lessor's actual funding of the two leases. If we do not purchase the buildings upon maturity of the operating leases, we may be obligated to pay the amount of the residual value guarantee to the lessor.

        Under the terms of the operating leases, we must maintain compliance with financial covenants relating to a minimum consolidated fixed charge ratio, minimum EBITDA, a minimum tangible net worth and minimum net unencumbered cash. As of October 31, 2002, we were in compliance with all applicable covenants. There can be no assurance that we will continue to be in compliance with these covenants, particularly if our revenues continue to be negatively impacted by the economy or other factors or if we are not able to control our costs adequately. Further, in the event we were not in compliance with the covenants, there can be no assurance that we would be able to obtain a waiver or amendment of the covenants, and if we could not, we might become obligated to purchase the buildings and could incur additional costs associated with replacing the synthetic leases. In the event of a default, our obligation to purchase the leased properties for 100% of the amount financed by the lessor could be accelerated.

        In November 2002, our Board of Directors authorized management to exercise the purchase option under each of the operating leases for the buildings at its Alameda headquarters. Management expects Wind River may exercise the purchase option during the quarter ending January 31, 2003 or the quarter ending April 30, 2003. Upon the anticipated exercise of the purchase option, we will either acquire the buildings or arrange for them to be acquired. In the event that we exercise the purchase option and acquire the buildings, the purchase price of the buildings will amount to $57.4 million, and the purchase price will be reflected as an asset on its balance sheet. Additionally, our restricted cash will be reduced by the amount of the purchase price. Currently, we reflect lease payments as a rental expense in our statement of operations. In the event we exercise the purchase option and acquire the buildings, our lease expense for the buildings will cease and we will subsequently record depreciation expense for the buildings over their estimated useful lives. If there is a substantial decline in value of the buildings prior to the consummation of the purchase option, we might be required to record a charge, which depending on its magnitude could have a material adverse affect on our financial position, results of operations and cash flows.

        In March 1998, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on our first floating rate operating lease. The interest rate swap agreement effectively changes our interest rate exposure on the operating lease, which is based on the one-month LIBOR, to a fixed rate of 5.9%. As of October 31, 2002, the notional amount of the interest rate swap was $27.9 million. In January 2001, we entered into a second interest rate swap agreement to reduce the impact of changes in interest rates on our second floating rate operating lease. This second interest rate swap agreement effectively changes our interest rate exposure on our second operating lease, which is based on the one-month LIBOR, to a fixed rate of 5.6%. As of October 31, 2002, the notional amount of the interest rate swap was $28.5 million. In November 2002, we terminated these interest rate swap agreements. As a result, during the quarter ending January 31, 2003, we will record a cash-charge of $3.9 million relating to the liability for such interest rate swap agreement and will reduce restricted cash by $3.4 million, the amount previously held in restricted cash as collateral for the interest rate swap agreements.

        As of October 31, 2002, our future financial commitments, including interest payments on our 3.75% convertible notes, are as set forth in the table below:

		Year Ended January 31,
	Three Months Ending January 31, 2003
		2004	2005	2006	2007	Thereafter	Total
Synthetic lease payments(1)	$287	$898	$730	$398	$331	$—	$2,644
Interest rate swap payments, net(2)	4,534	—	—	—	—	—	4,534

Synthetic lease payments, net	4,821	898	730	398	331	—	7,178
Interest payments on 3.75% subordinated convertible notes	2,813	5,625	5,625	5,625	155,625	—	175,313
Other operating leases	3,098	9,387	6,931	3,496	1,837	11,888	36,637

Total	$10,732	$15,910	$13,286	$9,519	$157,793	$11,888	$219,128

(1)
Does not reflect the exercise of the purchase option relating to operating leases discussed above.

(2)
Reflects termination of interest rate swap agreements that occurred in November 2002.

        The table does not reflect the exercise of the purchase option for the operating leases discussed above. In the event we exercised the purchase option and acquired the buildings, we would not have any synthetic lease payments for future periods. The impact of the exercise of the purchase option is discussed in greater detail above. The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See "—Convertible Subordinated Notes" above. We had no material planned capital commitments as of October 31, 2002.

        Our capital requirements depend on numerous factors including selling and marketing expenses, product development and engineering expenses, general and administrative expenses and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the current economic downturn were to continue or become more serious. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We are currently assessing the impact, if any, of SFAS 146 on our financial statements.

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

        We are currently in the midst of a general economic downturn that commenced in 2001 in the United States and has expanded to many other regions of the world during 2002. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in the fiscal year ended January 31, 2002 and continuing through fiscal 2003, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to these downturns, as many of our customers experienced budgeting constraints, causing them to defer or cancel projects. Our revenues declined 27% and 30%, respectively, in the three and nine months ended October 31, 2002 compared to the three and nine months ended October 31, 2001. Our total revenues decreased 20% in fiscal 2002 compared to fiscal 2001. Net loss was $14.3 million, or $0.18 net loss per share, for the quarter ended October 31, 2002 compared to a net loss of $19.2 million, or $0.25 net loss per share, for the quarter ended October 31, 2001. Net loss was $69.3 million, or $0.88 net loss per share, for the nine months ended October 31, 2002 compared to a net loss of $325.6 million, or $4.21 net loss per share, for the nine months ended October 31, 2001. Net loss was $375.6 million, or $4.84 net loss per share, for fiscal 2002 compared with a net loss of $76.4 million, or $1.05 net loss per share, for fiscal 2001. Our decline in revenues during fiscal 2002 and the first three quarters of fiscal 2003, as well as the continuing adverse economic conditions, led us to implement restructuring programs in both May 2001 and May 2002 that included a headcount reduction and other cost-control measures, and to record charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal year 2002. Additionally, continued decline in our revenues and net losses has caused us to announce another restructuring program in November 2002. See "In response to our continuing decline in our revenues and our net losses..." below.

        We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the government will be effective to bolster the economy. However, we do not expect the downturn to end in the near future. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for longer than we expect or becomes more severe, our business will continue to suffer and we may experience additional declines in sales, as well as continued losses, as our customers curtail their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

We have recently introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful. Additionally, we expect the transition to the new model will impact the timing of our reported revenues.

        In November 2002, we introduced our Enterprise Platform Initiative, which includes bundled technology into market specific platforms and an enterprise license model ("ELM"). See "—Overview" above for a description of the new business model and ELM. While, we believe that the introduction of ELM will have significant benefits for our customers, it is possible these benefits may not materialize. There is a risk that customers may be confused by ELM, that customers will delay or defer product ordering decisions, and that we may not be able to engage a customer at an appropriate level of management to make an enterprise, subscription order feasible. There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the transition to ELM could cause us to incur unanticipated administrative and other costs. In any such event, our revenue and earnings for a quarter could be below our expectations.

        Although ELM licenses represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the term. In addition, because an ELM license generally costs less than a perpetual license, there is a risk that customers who purchase ELM licenses may spend less in the aggregate over the term of the ELM license, than if they had been required to purchase perpetual licenses under our traditional project-based model. Additionally, because the ELM license includes limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenues. Although we expect many of our strategic and major customers to adopt ELM for their current needs, they may also transition existing perpetual development seats to ELM terms.

        In the transition of our business model from project-based licensing to ELM, we expect the timing of our reported revenue to be impacted because under ELM revenue is recognized ratably over the subscription period. Under an ELM license, a small amount of revenue is recognized during the quarter in which the market specific platform products are purchased. The licensing revenue that is not recognized in the quarter in which the license is purchased is recorded as deferred revenue and recognized ratably over the remaining term of the subscription period. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are purchased with a much smaller amount being deferred and recognized subsequently over the maintenance period. Therefore, an order for an ELM license will result in lower current-quarter revenue than an equal-sized order for a project-based license. We anticipate that approximately 10% of our new product licenses during the fourth quarter of fiscal 2003 will transition to the ELM. To the extent that the adoption rate is higher, we would expect a greater decline in near-term revenue, as well as an even higher increase to deferred revenue.

In response to our continuing decline in our revenues and our net losses, we have announced a restructuring plan that will be implemented during the quarter ending January 31, 2003. Our restructuring plan may not result in sufficient cost savings to enable us to achieve profitability in a difficult economic environment or achieve our business objectives.

        In response to market conditions and the decline in our revenues, in May 2001 and again in May 2002, we implemented restructuring plans that were designed to align our resources more strategically and control our expenses. In November 2002, we announced another restructuring plan that will be implemented starting in the fourth quarter ending January 31, 2003. Our current restructuring plan is based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying our current restructuring plan will prove to be accurate. If they are not, our restructuring plan may not result in the correct alignment of our resources or sufficient cost savings. The May 2001 and May 2002 restructuring plans involved the implementation of a number of initiatives to streamline our business and focus our investments, including reducing net headcount by a total of approximately 650 employees across all business functions, implementing cost-control measures such as reducing executive compensation, implementing a program of office closure days and reducing discretional spending on items such as consulting and travel. We anticipate that the current restructuring will include additional net headcount reduction of approximately 400 to 500 full-time equivalent positions and the implementation of cost-control measures, including facility closures and further reduction in the use of outside contractors. We recorded restructuring charges of $13.9 million and $28.6 million during the nine months ended October 31, 2002 and 2001, respectively. We are currently determining the extent of the cash charge associated with the restructuring announced in November 2002 and the accounting treatment that applies will depend upon when the final determination of restructuring activities is made, as a result of SFAS 146, which is effective for exit or disposal activities initiated after December 31, 2002. These measures may adversely affect our ability to realize our current or future business objectives. Specifically, because our current restructuring is so large, it may cause a disruption to our sales operations. If that were to occur, our revenues might be adversely impacted. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions.

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

  •
  our implementation of our Enterprise Platform Initiative and use of ELM licenses, as discussed above;

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

  •
  our ability to control our operating expenses, including our ability to successfully implement the restructuring plan announced in November 2002;

  •
  our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

  •
  possible deferrals of orders by customers in anticipation of new product introductions;

  •
  announcements, product introductions and price reductions by our competitors;

  •
  our ability to manage costs for fixed-price consulting agreements;

  •
  seasonal product purchases by our customers, which prior to fiscal 2002 were historically higher in our fourth fiscal quarter, but will have a more limited positive impact during the current quarter because of our transition to the ELM licensing model;

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

        As of October 31, 2002, we had $150.0 million in outstanding indebtedness under our 3.75% notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda, California. As of October 31, 2002, we had cash and cash equivalents of $45.5 million, short-term investments of $29.6 million, investments with maturities of greater than one year of $157.6 million and restricted cash of $63.7 million. The indenture under which our convertible subordinated notes were issued provides that an event of default occurs if we (or one of our significant subsidiaries) fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture.

        In November 2002, our Board of Directors authorized management to exercise the purchase option under our two operating leases for our Alameda headquarters. Management expects Wind River may complete the purchase during the quarter ending January 31, 2003 or April 30, 2003. In connection with the exercise of the purchase option, we will be required to pay to the lender an aggregate purchase price of $57.4 but will release a total of $60.3 million from restricted cash, which amount has been held as collateral relating to the operating leases. If the purchase option is not consummated within the anticipated timeframe and there is a substantial decline in value of the buildings prior to the consummation of the purchase option, we might be required to record a charge, which, depending on its magnitude, could have a material adverse affect on our financial position, results of operations and cash flows.

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

        Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop operating systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may use open-source software, such as the Linux operating system, which is royalty-free. Due to the poor economic conditions in the high-technology sector and resulting cost-constraints, many companies have turned to Linux as an alternative to commercial software products such as ours. We also compete with independent software vendors and, to a limited extent, with open-source vendors. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

        Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $18.0 million, or 31% of total revenues, for the three months ended October 31, 2002 compared to $21.6 million, or 27% of total revenues, for the three months ended October 31, 2001. Our product development and engineering expenses were $56.5 million, or 30% of total revenues, for the nine months ended October 31, 2002 compared to $68.7 million, or 25% of total revenues, for the nine months ended October 31, 2001. As we undertake the extensive capital outlays to address the changes in the embedded market, we may be unable to realize revenue as soon as we may expect. These costs associated with software development are increasing, including the costs of recruiting and retaining engineering talent and acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Because a significant portion of our revenue is derived from royalties, we are dependent upon the ability of our customers to develop and penetrate new markets successfully and to pay royalties.

        Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers' successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex areas such as Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, in the nine months ended October 31, 2002, our revenues from run-time royalties declined 16% as compared to the nine months ended October 31, 2001, which we believe is primarily due to our customers' response to the existing current market conditions in the high-technology sector. We cannot control these customers' product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products, our royalty revenues may decline significantly. Additionally, because Linux is royalty-free, we may be forced to reduce the prices of our run-time royalties, which may cause our revenues and profit margins to decline.

Our significant international business activities subject us to increased costs and economic risks.

        We develop and sell a substantial percentage of our products internationally. For the three months ended October 31, 2002, revenues from international sales were $23.6 million, or 40% of total revenue, as compared to $31.6 million, or 39% of total revenue, for three months ended October 31, 2001. For the nine months ended October 31, 2002, revenues from international sales were $78.1 million, or 42% of total revenue, as compared to $103.7 million, or 38% of total revenue, for nine months ended October 31, 2001. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long-term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force in Europe and Asia. Risks inherent in international operations include:

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

        We anticipate that, as part of our business strategy, we will continue to acquire or make investments in business, products and technologies that complement ours. These investments and acquisitions can be expensive and difficult to manage and integrate. We have incurred significant costs in connection with acquisition transactions in recent fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. We may not be successful in integrating the business, products, technologies and personnel we acquire. Similarly, we cannot guarantee that our investments will yield a significant return, if any. If we cannot successfully manage the integration of our acquisitions or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

        Additionally, if revenues associated with acquired businesses do not meet our original expectations, acquisitions may result in charges relating to impairment of acquired goodwill and purchased intangibles. During fiscal 2002, we identified indicators of possible impairment of goodwill and other intangible assets relating to acquisitions made in earlier years. As a result of our impairment review, we recorded an aggregate charge of $257.4 million for the impairment of goodwill and purchased intangibles relating to our acquisitions of Embedded Support Tools Corporation, AudeSi Technologies, Inc., Rapid Logic, Inc., ICESoft AS and Software Development Systems, Inc. As a result of the restructuring plan announced in November 2002 and other potential indicators that arose after the quarter ended October 31, 2002, Wind River's management has commenced an impairment review and will record a charge, if necessary, based on the outcome of the review.

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

        In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility; as reported on the Nasdaq National Market, during fiscal 2002 our stock had a high sales price of $37.75 and a low sales price of $9.70 and, during the nine months ended October 31, 2002, our stock had a high sales price of $18.35 and a low sales price of $2.03. The last sale price of our common stock as reported on the Nasdaq National Market on December 10, 2002 was $4.67. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results will continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations.

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

        We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of October 31, 2002 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

        In March 1998, we entered into a 5.9% interest rate swap to mitigate the impact of changes in interest rates on our floating interest rate operating lease for our new headquarters. As of October 31, 2002, the notional amount of the interest rate swap was $28.5 million. In January 2001, we entered into a 5.6% interest rate swap to mitigate the impact of interest rate changes on our second floating interest rate operating lease for the additional construction of our headquarters facility. The notional amount of this interest rate swap was $27.9 million as of October 31, 2002. The estimated fair value of the interest rate swap liabilities was $5.0 million at October 31, 2002 and $2.6 million at January 31, 2002. In November 2002, we terminated these interest rate swap agreements. As a result, during the quarter ending January 31, 2003, we will record a cash-charge of $3.9 million relating to the liability for such interest rate swap agreement and will reduce restricted cash by $3.4 million, the amount previously held in restricted cash as collateral for the interest rate swap agreements.

Foreign Currency Risk

        We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2002, we had outstanding forward contracts with notional amounts of $11.6 million and no outstanding forward contracts as of January 31, 2002.

Equity Price Risk

        We own 338,652 shares of common stock of e-Sim that was purchased prior to e-Sim's public offering in July 1998 at $6.35 per share. On October 31, 2002, the closing price of e-Sim's stock was $0.12 per share. We own 90,909 shares of common stock of Tvia, Inc. that was purchased at $11.00 per share prior to Tvia's public offering in August 2000. On October 31, 2002, the closing price of Tvia's stock was $0.56 per share. We own 400,000 shares of common stock of Insignia Solutions, Ltd. purchased in February 2001 at a cost of $5.00 per share. On October 31, 2002, the closing price of Insignia was $0.38 per share.

        We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of October 31, 2002, as long-term investments, at their aggregate market value of approximately $244,000. During the three and nine months ended October 31, 2002, we recorded an impairment charge on these publicly held investments of $208,000 and $467,000, respectively, and $4.3 million for both the three and nine months ended October 31, 2001, which represented the amount of other-than-temporary decline as of the date of impairment.

        We also have certain other minority investments in private companies. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. As a result of prior write-downs, we have no remaining investment book value on our balance sheet relating to private companies as of October 31, 2002. These investments had previously been included as a component of other long-term assets on our balance sheet and were carried at cost.

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.

        Wind River maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, Wind River has carried out an evaluation, under the supervision and with the participation of its management, including Wind River's principal executive officer and Wind River's principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that Wind River's disclosure controls and procedures are effective.

        (b) Changes in internal controls.

        There have been no significant changes in Wind River's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        In accordance with Section 10A of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of our Board of Directors has approved the following non-audit services to be performed by PricewaterhouseCoopers LLP, our independent auditors: (1) accounting advisory services with respect to SEC filings; (2) accounting advisory services related to acquisitions; (3) tax-related services; and (4) other accounting consultation and assistance as permitted by the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  Not applicable.

  (b)
  Report on Form 8-K

  Not applicable.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 16, 2002	WIND RIVER SYSTEMS, INC.
	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Thomas St. Dennis, President and Chief Executive Officer of Wind River Systems, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wind River Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: December 16, 2002	By:	/s/ THOMAS ST. DENNIS Thomas St. Dennis President and Chief Executive Officer (principal executive officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Michael Zellner, Vice President, Finance and Chief Financial Officer of Wind River Systems, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Wind River Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	By:	/s/ MICHAEL ZELLNER Michael Zellner Vice President, Finance and Chief Financial Officer (principal financial officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Wind River Systems, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas St. Dennis, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: December 16, 2002	By:	/s/ THOMAS ST. DENNIS Thomas St. Dennis President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Wind River Systems, Inc. (the "Company") on Form 10-Q for the period ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Zellner, Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: December 16, 2002	By:	/s/ MICHAEL ZELLNER Michael Zellner Vice President, Finance and Chief Financial Officer

QuickLinks

WIND RIVER SYSTEMS, INC. FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2002 INDEX
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
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002