Form 10-K
period 2003-01-31
WIND RIVER SYSTEMS INC
filed 2003-04-30
CIK 833829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-21342

WIND RIVER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2873391 (I.R.S. Employer Identification Number)

500 Wind River Way, Alameda, California 94501
(Address of principal executive offices, including zip code)

(510) 748-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

     The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price on July 31, 2002, was $328,435,201. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 25, 2003, there were 79,658,637 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated by reference to the definitive proxy statement for the Registrant’s 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2003.

     WIND RIVER SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

     Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” or “us” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

     Wind River Systems and the Wind River Systems logo are trademarks of Wind River Systems, Inc. and Wind River, VxWorks, Tornado and Wind are registered trademarks of Wind River Systems, Inc. All other names mentioned are trademarks, registered trademarks or service marks of their respective companies or organizations.

PART I

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this annual report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to our management or the company are intended to identify these forward-looking statements. These forward-looking statements address our expected business, results of operations, future financial position, business strategy, financing plans and capital requirements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Factors that could cause or contribute to such differences include, but are not limited to, the continuing weakness in the economy generally, our ability to align our costs with decreased revenue levels, the impact of competitive products and pricing, the success of our implementation of our new business model and the rate of its adoption, potential slow downs in customer sales, the impact of charges for restructuring and other costs, political and economic conditions, intellectual property disputes, litigation and other factors discussed under the caption “Factors That May Affect Future Results” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     These forward-looking statements speak only as of the date this report was filed and of information currently and actually known. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this report or to reflect the occurrence or effect of anticipated events, except as required by law.

ITEM 1.   Business

Overview

     Wind River is a leading supplier of embedded software and services for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Our products help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

     We simplify our customers’ process of programming for these embedded systems by providing platform solutions targeted to specific markets, off-the-shelf software and programming tools. Our platform products integrate the operating systems with tools and middleware to meet the requirements of specific industries. Our off-the-shelf software includes operating systems and middleware applications, such as networking and security protocols, that offer additional capabilities beyond those in the operating systems. Our software programming tools help customers write their own applications for embedded systems. We also offer a range of hardware reference designs that customers can incorporate into their products or use as a development platform before a customer’s custom boards are available.

     To complement our broad range of software products and hardware reference designs, our professional services team provides comprehensive design engineering services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer’s product or application. We offer training through partners who provide a series of formal technical courses designed to help teach developers the basics of embedded software development and the effective use of our tools, operating systems and middleware. We also provide worldwide maintenance and support for our products.

     We sell our products to customers in a variety of markets, including the aerospace and defense, automotive, digital imaging, industrial measurement and networking markets. Our top ten customers for fiscal 2003 were: Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Lockheed-Martin Corporation, Motorola, Inc., Nortel Networks Corporation, Philips Electronics N.V., Raytheon Company, Redlake MASD, Inc. and Siemens AG. No customer accounted for more than 10% of our revenue in any of the fiscal years ended January 31, 2003, 2002 or 2001.

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

     To succeed in today’s increasingly competitive markets, manufacturers using embedded systems must bring complex applications for new products to market rapidly and economically. Developing embedded software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful and affordable 32-bit microprocessors have become available, products based on these microprocessors have become richer in features and functions. Increasingly, embedded applications are being designed for 64-bit microprocessors, digital signal processors and programmable logic devices. In addition, the embedded software required for the increased functionality of end devices is becoming more complex. Software with a higher degree of sophistication is required to develop these more complex applications, frequently including an integrated platform that provides developers far more features, higher performance and greater productivity than was necessary or feasible for programming prior generations of microprocessors. We provide end-to-end product solutions, including reference designs and tools to integrate software and hardware architectures, integrated development environments, operating systems, networking protocols, and “stand-alone” tools that can be used with non-Wind River operating systems. These flexible solutions allow customers to purchase specific products for their particular needs, while improving product reliability and time to market.

     As embedded applications increase in complexity, the costs associated with providing software development, support and training of engineers continue to rise. In addition, time to market, conformance to standards, product reliability and limited internal resources have become critical issues for companies developing embedded applications.

Products and Services

   Overview

     Our products help customers to create complex embedded software applications more quickly, more economically, and with less risk than creating such applications using internally developed systems and tools. We market our software products in a variety of ways designed to address the needs of a wide range of customers. The requirements of these customers vary significantly. Customers seeking to design their own target applications entirely may work with Wind River as a component supplier, while those looking to outsource a larger portion of their software development effort may look to Wind River as a strategic partner.

     Our product family is comprised of platforms, operating systems, operating system extensions and middleware, including networking technologies, protocols, IDE and stand-alone development tools, as well as hardware tools.

     The cornerstone of our software products is our suite of embedded operating systems, which includes VxWorks, our flagship product and most advanced family of operating systems. To complement our operating system products, we also license the Tornado integrated development environment (IDE), which consists of a development platform and associated tools allowing customers to design, develop and test their new products on their developers’ workstations. The Tornado IDE includes a set of core and optional cross-development tools and utilities along with the VxWorks operating system, and allows for the integration of a wide variety of third-party tools. We also provide a line of standalone development tools that customers can use with their own proprietary operating systems or with other third-party operating systems.

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

     Our product family also includes a range of hardware reference designs that help customers design and implement software solutions. Through the use of these hardware products, customers can incorporate portions of the reference design into their products or use the entire design as a development platform before a customer’s custom boards are available. This allows software programming to be tested for operability and functionality, and to be corrected for errors early in the design cycle, thereby advancing overall product development, improving product quality and accelerating time-to-market.

     To complement our broad range of software products and hardware reference designs, we provide comprehensive design services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer’s product or application. These design services are offered on either a time-and-materials or fixed-price basis and can encompass a broad range of services, including fully project-managed custom hardware development, software development and product integration. We offer training through partners who provide a series of formal technical courses designed to help teach developers the basics of embedded software development and the effective use of our tools, operating systems and middleware. We also provide worldwide maintenance and support for our products.

   Market-Specific Platforms

     In November 2002, we introduced our Integrated Embedded Platforms, in which we bundle our software technology into market specific platforms and license these platforms using an enterprise license model. With this new product strategy, we are consolidating a large number of products and services into a few highly integrated major platforms, each targeted to a specific market. Our platforms provide customers with a set of comprehensive integrated platform development tools, operating systems, source code components and services. Our Integrated Embedded Platforms are as follows:

  Platform For Network Equipment (Platform NE) is designed for the network infrastructure equipment market and enables rapid development of reliable network infrastructure equipment using an advanced operating system, development tools and networking stacks.

  Platform For Server Appliances (Platform SA) is designed for the storage equipment and server appliances market and enables developers to build server appliance and storage networking devices by integrating an operating system with other systems, including security, management, advanced networking and high performance file systems.

  Platform For Consumer Devices (Platform CD) is designed for the consumer devices market, and enables our customers to develop technologies commonly required in consumer products such as graphics, Web services and management.

  Platform For Industrial Devices (Platform ID) is designed for the industrial devices market and provides our customers with all of the foundation software necessary to build more efficient industrial devices, including a real-time operating system, industrial connectivity, graphics and device management components.

  Platform For DO-178B (Platform DO-178B) is designed for the aerospace and defense market and enables our customers to develop applications that must meet internationally recognized certification standards required for certifying software used in airborne systems and equipment, such as applications for flight management, instrument landing and radar weather systems.

  Platform For Industrial Automation (Platform IA) is designed for factory automation applications, ranging from programmable logic controllers (PLCs) to robotics and process control equipment, and provides our customers with the foundation software necessary to design, develop and deploy reliable, connected and manageable industrial automation devices.

  Platform for Car Infotainment (Platform CI) is designed for the telematics and car infotainment markets and integrates our VxWorks real-time operating system with development tools, multimedia APIs and connectivity protocols.

  VxWORKS Developer’s Toolkit (VDT) is a general-purpose platform that includes our advanced real-time operating system, VxWorks, and development tools, but does not include the advanced runtime software of our market-specific platforms.

     Platform DO-178B, Platform IA and Platform CI are expected to be commercially available by the second fiscal quarter of fiscal 2004. Each integrated platform product is based on our embedded operating system and includes advanced development tools, middleware and services. Each developer licensed to use a platform product receives a set number of service credits per year, which can be redeemed by customers for installation, start-up, training, ad-hoc technical consulting, and other types of services during the term of the agreement. Each developer licensed to use an Integrated Embedded Platform is entitled to receive full support and maintenance services from us, along with all platform-related updates and upgrades.

     Our platforms and development tools help customers to create complex embedded software applications more efficiently and securely than creating such applications using their own internally-developed systems and tools.

   Licensing Models

     Our Integrated Embedded Platforms are licensed under an enterprise license model, which includes an annual subscription-based development license and aggregated production licensing and eliminates our traditional “project” and “site” restrictions. At the end of the subscription period, the customer’s right to use the platform products expires unless renewed. Most enterprise licenses (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the annual subscription within 30-60 days after entering into the enterprise license agreement, (iii) include a number of services credits for field engineering support and (iv) include production license reporting and payment in-arrears once a customer makes a commercial release of its end product.

     We believe that the enterprise license model will allow us to:

  deliver key technology integrated into a market specific platform with less restrictive terms that more closely matches our customers’ needs;

  expand opportunities with our strategic customers by offering a simpler and more cost-effective method of accessing our technology and services; and

  better manage our business model within our strategic customer base and have increased visibility into our earnings stream.

     During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because under the enterprise license model revenue is recognized ratably over the subscription period. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenue, as well as an increase in deferred revenue.

     We also provide our software to customers through several forms of perpetual license agreements that grant the customer the right to use and distribute our products. Traditionally, operating systems were generally licensed on a per-project basis and distributed by the customer for a per-unit, per-project royalty fee based on the number of target applications running the operating system and placed in distribution. The Tornado development tools were licensed for a fee based on the number of developer “seats” using the tools.

Strategic Alliances

     We believe that having many strategic relationships with semiconductor manufacturers, board manufacturers, system manufacturers, and other software companies is important to our future success in the embedded systems marketplace. These relationships help us leverage significant investments made to drive innovation and standards across the industry and to better serve our customers’ overall needs. In support of our strategic alliances, we have entered into a number of different partnership agreements and we offer certain corporate programs, including:

  value added reseller agreements that focus on specific market segments;

  the Wind River partner program, which is designed to support the development of global alliances and foster a community of third party partners by making it easy for these companies to access our technology, integrate value-added products and jointly market these solutions with us; and

  the Center of Excellence program, in which we partner with leading microprocessor manufacturers to facilitate the porting, interfacing, and optimizing of our software across various families of microprocessors.

     We have strategic relationships with many of the major semiconductor companies including ARM Holdings plc, Broadcom Corporation, Hitachi, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., Motorola, Inc., NEC Corp., Philips Electronics N.V., Texas Instruments Incorporated, Toshiba Corporation and Xilinx, Inc. We have ported our technologies to their semiconductors, allowing us to leverage our partners’ sales channels to give our products broader market exposure. Our gross research and development expenses in fiscal years 2003, 2002 and 2001 were offset by $3.6 million, $4.5 million and $1.0 million, respectively, of funded research and development related to our Center of Excellence program.

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

Customers

     Our products have been deployed by a broad range of organizations, including companies in the following industries: global networking (both data and voice), digital imaging, digital consumer electronics, computers and peripherals, defense electronics and aerospace, research, automotive control and telematics, and industrial measurement and control. Our customers consist of end-users, distributors, original equipment manufacturers, system integrators and value-added resellers. No single customer has accounted for more than 10% of our total revenues in any of fiscal years 2003, 2002 or 2001.

Marketing, Sales and Distribution

     We market our products and services in North America, Europe (including the Middle East and Africa, “EMEA”), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespersons, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sales and post-sales support. As of January 31, 2003, we had 234 sales employees located throughout North America, 112 sales employees throughout EMEA, 48 sales employees in Japan and 30 sales employees in the Asia Pacific region. As of January 31, 2003, we had 74 employees in marketing, 183 employees in professional services and 78 employees in customer support. During the fourth quarter of fiscal 2003, we implemented a restructuring program that included a reduction-in-force, and notified approximately 188 employees in sales, marketing, professional services and customer support that their employment would terminate, generally during the first quarter of fiscal 2004.

     Historically, we have licensed certain international distributors to serve customers in regions not serviced by our direct sales force. Recently, we expanded our distributor channel to include our first North American distributor, The Memec Group, and several additional international distributors. We have also established strategic relationships with computer, semiconductor, and software vendors, as well as a number of system integrators worldwide that enable us to further broaden the geographic and market scope for our products. Additionally, during fiscal 2002, we completed the transition to a direct sales model in Japan from our joint venture arrangement with three master distributors.

     Revenues from sales to customers outside of North America represented $103.6 million, $135.8 million and $137.3 million, or approximately 42%, 39% and 31% of total revenue, in fiscal 2003, 2002 and 2001, respectively. See Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements for further information about our international sales and see “Factors That May Affect Future Results — Our significant international business activities subject us to increased costs and economic risks” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion of the risks associated with our international operations generally. Prices for international customers for our project-based licenses are generally quoted in local currency and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. In connection with our introduction of our Integrated Embedded Platforms and our enterprise license model in November 2002, we introduced a global pricing policy in which the price of our Integrated Embedded Platform products is set globally, and customers are quoted in United States dollars, Euros, United Kingdom Sterling or Japanese Yen. International customers are generally invoiced in the currency in which they are quoted. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the foreign currency fluctuation risks we face.

     We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. Historically, quarterly revenue levels have increased over the levels for like quarters in the prior fiscal years, but have typically decreased in the first quarter of each fiscal year from the fourth quarter of the prior fiscal year. However, due primarily to the recent general economic downturn, our revenues for each quarter in fiscal 2003 decreased from the levels of like quarters in fiscal 2002 and our revenues for the last three quarters in fiscal 2002 decreased from the levels of like quarters in fiscal 2001. The transition to our enterprise license model may also impact the manner in which seasonality affects quarterly trends in our revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information about the impact of our transition to an enterprise license model. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors That May Affect Future Results — Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period.”

Competition

     The embedded software industry is highly competitive. See “Factors That May Affect Future Results — We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices” under Item 7 for a further description of factors that may impact our competitive position.

     Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop embedded systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system. We also compete with independent software vendors, including ENEA OSE Systems AB, Green Hills Software, Inc., Mentor Graphics, Microsoft Corporation and QNX Software Systems, Ltd., as well as a number of other vendors that address one or more segments of the embedded system design process. To a limited extent, we also compete with vendors of Linux-based products such as Metrowerks (a subsidiary of Motorola, Inc.), Red Hat, Inc. and MontaVista Software, Inc. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

     We believe that the primary competitive factors in the industry center around the way customers and potential customers manage their process of software development. Key factors driving their approach to software development include managing limited internal resources, controlling costs, minimizing development time and limiting their risks. As a result, the major competitive factors in our industry are reliability, performance, price and customer support. We believe that we compete favorably with respect to each of these factors.

Product Development and Engineering

     We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2003, our product development and engineering group included 488 full-time employees. During the fourth quarter of fiscal 2003, we implemented a restructuring program that included a reduction-in-force, and notified approximately 134 employees in the product development and engineering group that their employment would terminate, generally during the first quarter of fiscal 2004.

     During fiscal 2003, 2002 and 2001, product development and engineering expenses were $74.0 million, $88.7 million, and $83.0 million, respectively, excluding capitalized software development costs. During the fiscal years ended January 31, 2003, 2002 and 2001, we incurred product and development and engineering expenses that qualified for capitalization of $969,000, $852,000 and $1.0 million, respectively. See “— Strategic Alliances” above for information on research and development funded by third parties through our Center of Excellence program.

Proprietary Rights

     Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code. See “Factors That May Affect Future Results — The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2003, we held 16 issued patents in the United States, none of which have expired. The expiration dates of these patents range from 2006 to 2021. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Manufacturing

     Our manufacturing operation consists of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials. We also manufacture and assemble our hardware development tools at our factory in Canton, Massachusetts and at certain subcontractor facilities. We do not believe that backlog is a meaningful indicator of sales that can be expected in future periods, particularly in view of the fast pace of technological change in the software industry.

Employees

     As of January 31, 2003, we had 1,507 employees, including 498 in sales and marketing, 261 in professional services and support activities, 488 in product development and engineering and 260 in management, operations, finance and administration. Of these employees, 1,110 were located in North America and 397 were located outside of North America. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. During the fourth quarter of fiscal 2003, we implemented a restructuring program that included a reduction-in-force, and notified approximately 372 employees across all business functions that their employment would terminate, generally in the quarter ending April 30, 2003.

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

ITEM 2.   Properties

     Our corporate headquarters are based in Alameda, California. The campus provides approximately 273,000 square feet of space. See Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements as well as “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the synthetic lease agreements related to the Alameda facility. We also own approximately 150,000 square feet of office space in Sunnyvale, California.

     We also lease a number of sales, services, customer training, manufacturing, and research and development offices in North America, EMEA, Japan and the Asia Pacific region.

ITEM 3.   Legal Proceedings

     On June 21, 2002, the United States Department of Justice (“DOJ”) filed suit against Wind River and The MathWorks, Inc. (“TMW”) alleging that the exclusive distribution agreement entered into between Wind River and TMW in February 2001 constituted per se illegal market allocation and price-fixing agreement, in violation of Section 1 of the Sherman Act, as amended. Concurrently, Wind River and the DOJ entered into a consent decree settling the lawsuit against Wind River. Pursuant to the consent decree, Wind River agreed that in the event the Department obtains a final judgment against TMW requiring a divestiture of the MATRIXx software, Wind River would cooperate fully to effect the divestiture. Pursuant to a separate consent decree entered into between the DOJ and TMW, Wind River and TMW completed the divestiture in January 2003. In March 2003, the United States District Court for the Eastern District of Virginia approved the settlement reached between the DOJ and Wind River.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 4A.   Executive Officers of the Registrant

     The names of our executive officers, their ages and their positions are shown below:

Name	Age	Title

Jerry L. Fiddler	51	Chairman of the Board
Thomas St. Dennis	49	President and Chief Executive Officer
David G. Fraser	39	Group Vice President, Products
Stephen A. Kennedy	43	Group Vice President of Worldwide Sales and Marketing
Marla Ann Stark	50	Vice President, General Counsel and Assistant Secretary
Michael W. Zellner	47	Vice President of Finance, Chief Financial Officer and Secretary

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

     Mr. St. Dennis joined Wind River in September 1999 as President and Chief Executive Officer and as a member of our Board of Directors. From July 1992 to September 1999, Mr. St. Dennis was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as Group Vice President and President of the Planarization and Dielectric Deposition Products Business Group. From 1987 to 1992, Mr. St. Dennis was Vice President of Technology at the Silicon Valley Group, Inc., also a semiconductor equipment manufacturer. From 1983 to 1987, he served as Vice President of Sales and Marketing at Semiconductor Systems, Inc., a semiconductor company. Mr. St. Dennis has a B.S. and a M.S. in physics from the University of California at Los Angeles.

     Mr. Fraser joined Wind River in September 1991 and currently serves as Group Vice President, Products. Mr. Fraser has previously held a number of positions at Wind River, including Vice President and General Manager of the Networks business unit, Vice President of Engineering and Director of Product Development. From 1988 to 1991, he served as a Product Marketing Manager at Unisys Corporation, an information services and technology company. From 1985 to 1988, he was a software engineer at Hewlett-Packard Corporation, a provider of computing and imaging solutions and services, in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

     Mr. Kennedy joined Wind River in May 2001 and currently serves as Group Vice President of Worldwide Sales and Marketing. From December 1999 until May 2001, Mr. Kennedy was Senior Vice President Worldwide Sales and Marketing at SONICblue, Incorporated, a manufacturer of digital media, consumer electronic, Internet appliance and home networking products. Prior to that, Mr. Kennedy spent 10 years at Quantum Corporation, a manufacturer of data storage and protection products, where he most recently served as the Executive Vice President Worldwide Sales and Marketing. Mr. Kennedy holds a B.A. in business with a concentration in sales and marketing from Portsmouth University, Portsmouth, England.

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

     Mr. Zellner joined Wind River in September 2000 as Vice President of Finance, Chief Financial Officer and Secretary. From 1991 to 2000, Mr. Zellner was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as a Senior Director of Finance. Prior to joining Applied Materials, from 1979 to 1991, he served in various financial roles at Unisys Corporation, a computer systems and information management company. Mr. Zellner has completed the Stanford Executive Program at Stanford University Graduate School of Business and holds a B.B.A. in accounting from Florida Atlantic University.

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on The Nasdaq National Market under the symbol WIND. At April 25, 2003, there were approximately 807 stockholders of record of our common stock. The last sale price of our common stock as reported by The Nasdaq National Market on April 25, 2003 was $2.90 per share. The following table sets forth the low and high sales prices on The Nasdaq National Market for the quarters indicated:

Fiscal 2002	Low	High

First quarter ended April 30, 2001	$17.50	$37.75
Second quarter ended July 31, 2001	14.05	29.25
Third quarter ended October 31, 2001	9.70	16.23
Fourth quarter ended January 31, 2002	14.23	20.14

Fiscal 2003
First quarter ended April 30, 2002	$9.92	$18.35
Second quarter ended July 31, 2002	4.18	10.90
Third quarter ended October 31, 2002	2.03	5.80
Fourth quarter ended January 31, 2003	3.21	6.44

     We have not paid cash dividends on our common stock to date. Our loan facility with Wells Fargo Bank prohibits us from declaring or paying any dividend or distribution either in cash, stock or any other property on our common stock without the prior written consent of the lender. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

     See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for information about our equity compensation plans.

ITEM 6.    Selected Financial Data

     The selected consolidated financial data presented below should be read in conjunction with the more detailed Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Annual Report on Form 10-K are derived from audited Consolidated Financial Statements not included herein and have been restated to reflect historical financial information of RouterWare, Inc. and Integrated Systems, Inc. through 1999. We acquired RouterWare, Inc. in June 1999 and Integrated Systems, Inc. in February 2000; both acquisitions were accounted for as poolings of interests.

	Years Ended January 31,

	2003		2002		2001		2000		1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$ 249,121		$ 351,072		$ 437,984		$ 316,054		$ 265,156
Income (loss) from operations	(98,476	)(1)	(374,952	)(3)	(86,332	)(5)	16,212	(7)	42,284	(9)
Net income (loss)	(106,864	)(2)	(375,634	)(4)	(76,391	)(6)	10,363	(8)	35,256	(10)
Net income (loss) per share:
Basic	(1.35	)(2)	(4.84	)(4)	(1.05	)(6)	0.16	(8)	0.57	(10)
Diluted	(1.35	)(2)	(4.84	)(4)	(1.05	)(6)	0.15	(8)	0.54	(10)

	As of January 31,

	2003		2002		2001		2000		1999

Consolidated Balance Sheet Data:
Working capital	$ 28,411		$ 126,460		$ 145,227		$ 106,749		$ 80,569
Total assets	490,454		606,733		1,002,847		569,090		472,748
Convertible subordinated notes and
other long-term debt	150,000		150,000		140,000		140,598		140,000
Stockholders’ equity	251,925		348,141		706,747		301,216		252,683

(1)	Loss from operations includes amortization of purchased intangibles of $10.5 million, impairment of purchased intangibles of $4.3 million, restructuring costs of $32.7 million, acquisition related reversals of $406,000 and litigation costs of $3.7 million.

(2)	Net loss and net loss per share includes those items stated in (1) above, together with a charge for the settlement of our swap liability of $3.9 million, write down of private and publicly held investments of $4.5 million and loss on the disposition of assets from acquired businesses of $1.3 million.

(3)	Loss from operations includes amortization of goodwill and purchased intangibles of $81.2 million, impairment of goodwill and purchased intangibles of $257.4 million, restructuring costs of $21.7 million and acquisition-related net reversals of $761,000.

(4)	Net loss and net loss per share includes those items stated in (3) above, together with a write down of private and publicly held investments of $11.3 million and loss on the disposition of assets from acquired businesses of $1.3 million, offset by a gain on the sale of publicly traded investments of $1.4 million.

(5)	Loss from operations includes amortization of goodwill and purchased intangibles of $95.8 million and acquisition-related charges of $33.3 million associated with the purchase of Integrated Systems, Inc., Embedded Support Tools Corporation, AudeSi Technologies Inc., ICESoft AS and Rapid Logic, Inc.

(6)	Net loss and net loss per share includes those items stated in (5) above, together with a gain on the sale of publicly traded investments of $10.5 million.
(7)	Income from operations includes amortization of goodwill and purchased intangibles of $6.3 million, acquisition related and other charges of $9.9 million, costs associated with the retirement package for the former Chief Executive Officer of $1.2 million and costs of $1.3 million associated with the hiring of our new Chief Executive Officer.

(8)	Net income and net income per share includes those items stated in (7) above, together with a charge of $500,000 relating to the write-off of an investment in Xact, Inc.
(9)	Income from operations includes the effect of $780,000 of amortization of goodwill, purchased technology and other intangibles, $6.3 million in other charges associated with arbitration expenses from a legal settlement and $2.2 million incurred for the retirement package of the former chief executive officer of Integrated Systems, Inc.

(10)	Net income and net income per share includes those items stated in (9) above, together with a one-time tax benefit of $2.4 million.

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Wind River is a leading supplier of embedded software and services for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Our products help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. We sell our products to customers in a variety of markets, including the aerospace and defense, automotive, digital consumer, industrial measurement and networking markets.

Recent Events

     In November 2002, we introduced our Integrated Embedded Platforms, in which we bundle our software technology into market specific platforms and license these platforms using an enterprise license model. These market specific platforms include a combination of development tools, an operating system and various protocols and interfaces. Under the enterprise license model, we license these market specific platforms under an annual subscription-based development license and aggregated production licenses, while eliminating our traditional “project” and “site” restrictions. See Item 1, “Business — Products and Services” for further information on our Integrated Embedded Platform products.

     During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because under the enterprise license model revenue is recognized ratably over the subscription period. At the end of the subscription period the customer’s usage rights to the products expire unless renewed. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenue, as well as an increase in deferred revenue.

     Due to a combination of our transition to the enterprise license model, general economic factors affecting the technology sector and the impact of seasonality on our first quarter revenues, we believe that our reported revenue will decline in the first quarter of fiscal 2004, as compared to both the fourth quarter of fiscal 2003 and the first quarter of fiscal 2003. See “— Results of Operations — Revenues” for further information on our revenue expectations. See also, “Factors That May Affect Future Operating Results — We have recently adopted a new business model including a new type of licensing arrangement, and cannot be sure that the new model will be successful” for a discussion of risks associated with the adoption of the enterprise license model.

     During the fourth quarter of fiscal 2003, we implemented a restructuring plan, which included a reduction-in-force of approximately 372 full-time equivalent employee positions as well as the implementation of other cost control measures such as facilities closures. In connection with the restructuring, we recorded a net charge of $18.7 million during the fourth quarter of fiscal 2003. Additionally, as a result of the restructuring plan, we undertook an impairment review of our intangible assets during the fourth quarter of fiscal 2003 and recorded a charge of $4.3 million. See “— Results of Operations — Years Ended January 31, 2003 and 2002 — Restructuring and Other Costs” below for more information on our restructuring plan, and “— Results of Operations — Years Ended January 31, 2003 and 2002 — Impairment of Goodwill and Purchased Intangibles” below for more information regarding the impairment review.

     On March 21, 2003, we announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of Wind River common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options are cancelled. The number of shares subject to the new options will depend on the applicable exchange ratio determined by the exercise price of the exchanged stock options and the number of participating employees. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, we cancelled outstanding options to purchase approximately 7.4 million shares of our common stock. We expect to grant new options to purchase a total of approximately 3.8 million shares of Wind River common stock no earlier than October 20, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options, but no later than November 30, 2003. The exercise price per share of the new options will be equal to the fair market value of our common stock on the date of grant as determined in accordance with our applicable option plans. Based on the number of options cancelled and the applicable exchange ratios, the new stock options represent approximately 4.7% of the total shares of our common stock outstanding as of April 25, 2003, and could have a dilutive impact on our future earnings per share.

     In September 1997 and November 1999, we entered into two operating leases for our headquarters facility constructed on land owned by us in Alameda, California. In January 2003, we notified the lessor of our intent to exercise the purchase option under the leases, and, in April 2003, we completed the transactions, terminated the operating leases and purchased the buildings for $57.4 million. In connection with the termination of these operating leases, in April 2003, we entered into a loan facility for a total commitment of $57.4 million, of which we have drawn $40.0 million. See “— Liquidity and Capital Resources — Commitments” below for more information about the exercise of the purchase options under these operating leases and the loan facility.

Critical Accounting Policies and Estimates

     The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions. Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements describes our significant accounting policies. However, those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are as follows and are discussed below.

  Revenue recognition

  Estimating sales returns and other allowances, and allowance for doubtful accounts

  Valuation of investments and long-lived assets, including goodwill and purchased intangibles

  Restructuring charges

  Accounting for income taxes

   Revenue Recognition

     We derive revenues from two sources: (i) product revenues and (ii) service revenues. Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. We license our software products under perpetual licenses as well as time-based term licenses, such as the subscription-based arrangements in our newly introduced Integrated Embedded Platform products. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contract renewals are generally sold separately from our products. Our customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers. Agreements generally do not allow the right of return or sales price adjustments.

     We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”), and Staff Accounting Bulletin 101, “Revenue Recognition” (“SAB 101”).

     We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

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

     We recognize revenues from one-year time-based and subscription-based licenses ratably over the term of the agreement. For multi-year time-based licenses, we defer recognition of the fees associated with the VSOE of the maintenance and support over the term of the license and recognize the residual contract amount in the period in which the agreement is signed, so long as we have VSOE for undelivered elements, which typically consist of maintenance and support. Where VSOE does not exist for undelivered elements, we recognize the fees ratably over the term of the multi-year license.

     Our enterprise license model agreements require that we deliver unspecified future products during the one-year term. Accordingly, fees from our enterprise licenses agreements are recognized ratably over their term.

     Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of royalty reports related to the sale of product to an end-user, depending on our historical experience with these customers.

     Professional service revenues are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of our software products. Revenue from these services is recognized separately from the license fee because the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

     Contract accounting is utilized for service revenues from fixed-price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgments related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

     Service revenues from time-and-materials professional services contracts are recognized as the services are performed.

     Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which in most instances is one year. Service revenues from training and consulting are recognized when the services are provided.

     The vendor’s fee is fixed or determinable. At the time of each transaction, we assess whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of a fee is due after our standard payment terms, which are generally no greater than 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

     Collection is probable. We assess probability of collection based on a number of factors, including our past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates each customer’s financial position and ultimately its ability to pay according to the original terms of the arrangement. Based on our review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

     Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. We must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

   Estimating sales returns and other allowances, and allowance for doubtful accounts

     We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of reported revenue could result. The provision for sales returns is recorded as an offset to revenue.

     Similarly, management makes estimates of the uncollectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of specific doubtful accounts receivable, we provide allowances for approximately 1% of other accounts receivable. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

   Valuation of investments and long-lived assets, including goodwill and purchased intangibles

     Our long-lived assets include goodwill and other purchased intangible assets, which totaled $94.4 million and $108.4 million as of January 31, 2003 and 2002, respectively. In determining the fair value of these assets, we assess the recoverability of goodwill and other purchased intangibles. That assessment requires that management make assumptions regarding estimated future cash flows associated with such assets and other factors. We review such assets for impairment when a change in circumstances indicates a potential decline in value and, if they are determined to be impaired, we record an impairment charge. The impairment charge for assets held for use is determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangibles using an appropriate discount rate that incorporates our cost of capital and the risk profile of the associated investment. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets not previously recorded. During fiscal 2003 and 2002, we recorded an aggregate charge of $4.3 million and $257.4 million, respectively, related to impairment of goodwill and purchased intangibles. For details about the impairment charges we recorded during fiscal 2003 and 2002, please see “— Results of Operations — Years Ended January 31, 2003 and 2002 — Impairment of Goodwill and Purchased Intangibles” below.

     We have made long-term minority investments in a number of private and publicly traded companies. We record an impairment charge when an investment has experienced a decline in value that is judged to be other-than-temporary. We monitor our investments for impairment by considering current factors, including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. As of January 31, 2003, we had no remaining investment book value on our balance sheet relating to private companies and our public investments have a fair value of approximately $214,000.

   Restructuring charges

     Restructuring charges are comprised primarily of severance and associated employee termination costs related to the reduction of our workforce in fiscal 2003 and 2002, and costs associated with the consolidation of excess facilities. We account for each of these costs in accordance with Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”). In addition, we account for the individual components of our restructuring activities as discussed further below.

     We account for the costs associated with the reduction of our workforce in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and SAB 100. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us are not associated with nor do they benefit continuing activities.

     We account for the costs associated with the consolidation of excess facilities in accordance with EITF Issue No. 88-10, “Costs Associated with Lease Modifications or Termination” (“EITF 88-10”). Accordingly, we record the costs associated with excess facilities when the related leased property has no substantive future use or benefit to us. Our estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”), on January 1, 2003 had no impact on our previously accrued costs associated with our restructuring plans.

     Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining our restructuring charges, the majority of estimates made by management related to our charges for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, negotiated lease settlement costs, future net operating expenses of the facilities, and brokerage commissions, among other expenses. These estimates, along with other estimates made by management in connection with our restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to our reserve for the consolidation of excess facilities will be required if actual lease exit costs or sublease income differ from amounts currently expected. During the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the original $8.4 million charge recorded in the second quarter of fiscal 2002 after we determined that it would be more efficient and cost-effective if certain of such excess facilities continued to be used by Wind River personnel. We review the status of our restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations as part of operating expenses based on management’s most current estimates.

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

Acquisitions

     During the last few years we have completed several acquisitions that have allowed us to pursue our strategy of adding key businesses and technologies to develop more complete solutions for our customers and to retain our competitive advantage in the market place. Major business acquisitions during recent fiscal years are discussed in the following paragraphs. Please see “— Factors That May Affect Future Results — Integrating the companies we have acquired and costs associated with acquisitions and investments may disrupt our business and harm our operating results” for a discussion of risks involved with our acquisitions.

     On February 15, 2000, we completed our acquisition of Integrated Systems, Inc. (“Integrated Systems”), a developer of software tools for the embedded systems market, in a stock-for-stock merger transaction. The acquisition was accounted for as a pooling of interests and all of our financial data has been restated to include the historical financial information of Integrated Systems.

     The following acquisitions were accounted for as a purchase and the results of operations are included in our results from the respective dates of acquisition:

     On March 31, 2000, we completed our acquisition of Embedded Support Tools Corporation (“Embedded Support Tools”) in a stock-for-stock merger transaction with a total purchase price of $331.6 million. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems.

     On May 1, 2000, we completed our acquisition of AudeSi Technologies Inc. (“AudeSi”), in a transaction involving Canadian exchangeable shares with a total purchase price of $52.4 million. AudeSi is a supplier of Java™ based tools and other components, for building flexible, multi-application consumer devices.

     On July 14, 2000, we acquired ICESoft AS (“ICESoft”), a developer of innovative embedded Internet browsing technologies for intelligent devices, for a total purchase price of $24.6 million consisting of cash of $24.5 million and acquisition costs of approximately $100,000.

     On October 24, 2000, we completed our acquisition of Rapid Logic, Inc. (“Rapid Logic”), in a stock-for-stock merger transaction for a total purchase price of $57.5 million. Rapid Logic is a provider of advanced device management technologies for networking equipment and other intelligent devices.

     On April 18, 2001, we purchased certain identified software assets, including an operating system for digital signal processors, from Eonic Systems N.V. (“Eonic”), for a total purchase price of $15.5 million, consisting of $15.0 million in cash and approximately $542,000 in acquisition-related costs.

     On May 4, 2001, we purchased from Berkeley Software Design, Inc. (“BSDI”) certain identified software assets, including the BSDI operating system, a UNIX-based code suitable for various Internet applications, for a total purchase price of $23.4 million, consisting of approximately $22.9 million in cash and $507,000 in acquisition-related costs. Prior to the closing of the transaction, we loaned $7.5 million to BSDI to repay BSDI creditors.

     On October 10, 2001, we purchased the assets of the Telenetworks division of Next Level Communications, Inc. (“Telenetworks”), for a total net purchase price of $5.6 million, consisting of approximately $5.5 million in net cash and $100,000 in acquisition costs.

Results of Operations

     Beginning in fiscal 2002 and continuing throughout fiscal 2003, we were significantly impacted by the general economic downturn, which has been especially pronounced in the high-technology sector generally and the telecommunications sector in particular. Our total revenues decreased 29% in fiscal 2003 compared to fiscal 2002 and decreased 20% in fiscal 2002 compared to fiscal 2001. Our net loss was $106.9 million, or a net loss of $1.35 per share, for fiscal 2003 compared to a net loss of $375.6 million, or a net loss of $4.84 per share, for fiscal 2002 and a net loss of $76.4 million, or a net loss of $1.05 per share, for fiscal 2001. On February 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and, accordingly, we did not amortize any goodwill in fiscal 2003. If we had not amortized goodwill in fiscal 2002, net loss would have been $306.9 million, or $3.96 net loss per share. If we had not amortized goodwill in fiscal 2001, net income would have been $9.7 million, or $0.13 per basic share and $0.12 per diluted share.

     Our results of operations presented below have been restated to include the historical financial information of Integrated Systems, which was acquired in a transaction accounted for as a pooling of interests. Acquisitions accounted for as purchase transactions have been included from the date of their purchase. The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Years Ended January 31,

	2003	2002	2001

Revenues, net:
Products	66%	68%	71%
Services	34	32	29

Total revenues	100	100	100

Cost of revenues:
Products	8	7	8
Services	20	18	15

Total cost of revenues	28	25	23

Gross profit	72	75	77
Operating expenses:
Selling and marketing	48	44	39
Product development and engineering	30	25	19
General and administrative	13	10	9
Amortization of goodwill and purchased intangibles	4	23	22
Acquisition-related costs (reversals)	—	—	8
Impairment of goodwill and purchased intangibles	2	74	—
Restructuring and other costs	15	6	—

Total operating expenses	112	182	97

Loss from operations	(40)	(107)	(20)

Other income (expense):
Interest income	5	5	5
Interest expense	(3)	(2)	(2)
Other income (expense), net	(5)	(3)	2

Total other income (expense)	(3)	—	5

Loss before provision for income taxes	(43)	(107)	(15)
Provision for income taxes	—	—	3

Net loss	(43)%	(107)%	(18)%

Years Ended January 31, 2003 and 2002

   Revenues

     Revenues consist of product revenues and service revenues, net of sales returns and other allowances. Product revenues consist of royalties and fees for integrated embedded platforms, operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience.

     Total revenues were $249.1 million and $351.1 million in fiscal 2003 and 2002, respectively. The decrease in total revenues of 29% in fiscal 2003 is due to a decline in product and service revenues resulting primarily from the current economic downturn in the high technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our royalty revenue declines as well.

     Product revenues decreased 31% to $163.9 million in fiscal 2003, compared to $238.0 million in fiscal 2002. Our product revenues, excluding run-time royalties, decreased 40% to $94.2 million in fiscal 2003 compared to $157.5 million in fiscal 2002. Run-time royalties declined 13% to $69.7 million in fiscal 2003 compared to $80.5 million in fiscal 2002. Product revenues accounted for approximately 66% and 68% of total revenues in fiscal 2003 and 2002, respectively.

     The general decline in product revenues is primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of products deployed, largely as a result of the current economic downturn in the high-technology sector. During fiscal 2003 and 2002, some of our customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets, and/or deferred or canceled projects, in whole or in part. As a result of these factors, we believe that some of our customers have undertaken development in-house, selected solutions they perceive to be less expensive or have relied on existing licenses rather than making new product purchases from us. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues or market share particularly where our customer’s budget constraints may make such software, which is royalty-free, more appealing than Wind River products for their initial project development.

     Service revenues decreased 25% to $85.2 million in fiscal 2003, compared to $113.1 million in fiscal 2002. The decrease was primarily due to lower customer demand for maintenance, consulting and training services primarily as a result of the current economic downturn in the high technology sector. Maintenance revenues decreased 20% to $51.2 million in fiscal 2003 compared to $63.9 million in fiscal 2002. Other service revenues, which include training, engineering and professional services, declined 31% to $34.0 million in fiscal 2003 compared to $49.2 million in fiscal 2002. Service revenues accounted for approximately 34% and 32% of total revenues in fiscal 2003 and 2002, respectively.

     Revenues from international sales decreased by 24% to $103.6 million in fiscal 2003 from $135.8 million in fiscal 2002. The overall decrease was due to a 24% decline in revenues from Japan, a 21% decrease in revenues from Europe (including the Middle East and Africa, “EMEA”), and a 30% decrease in revenues from Asia Pacific. Revenues in Japan were $28.4 million in fiscal 2003 compared to $37.3 million in fiscal 2002. Revenues in EMEA were $57.0 million in fiscal 2003 compared to $72.2 million in fiscal 2002. Revenues in Asia Pacific were $18.3 million in fiscal 2003 compared to $26.3 million in fiscal 2002. The decrease in international revenues resulted primarily from macro-economic factors that have caused our customers to reduce research and development spending and purchase fewer Wind River products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Overall, however, international sales were not as adversely affected by the decrease in customer spending as were sales in North America during fiscal 2003. As a result, international revenues accounted for 42% of total revenues in fiscal 2003, compared to 39% of total revenues for fiscal 2002. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

     As a result of our transition to the enterprise license model, the continuing decline in general economic factors affecting the high-technology sector and the impact of seasonality on our first quarter revenues, we believe that our reported revenue will decline in the first quarter of fiscal 2004, which ends on April 30, 2003, as compared to both the quarter ended January 31, 2003 and the first quarter of fiscal 2003 ended April 30, 2002. We cannot predict how long or severe the current economic downturn will be or whether any actions taken by the government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues and our revenue recognition policy see “— Factors That May Affect Future Results” and “— Critical Accounting Policies — Revenue Recognition,” respectively.

   Cost of Revenues

     The overall cost of products and services as a percentage of total revenues was 28% in fiscal 2003 compared to 25% in fiscal 2002.

     Cost of products was $18.7 million and $26.1 million in fiscal 2003 and 2002, respectively, reflecting a decrease of 28% from fiscal 2002 to fiscal 2003. Product-related cost of revenues as a percentage of product revenues was 11% in both fiscal 2003 and 2002. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The decline in product-related costs in absolute dollars in fiscal 2003 was primarily due to lower amortization expense relating to capitalized software development costs and lower third-party royalty costs. Amortization of capitalized software development costs included in cost of products for fiscal 2003 and 2002 amounted to $988,000 and $1.5 million, respectively, third-party royalty costs included in cost of products for fiscal 2003 and 2002 were $5.7 million and $9.9 million, respectively, and direct production costs included in costs of products for fiscal 2003 and 2002 were $11.2 million and $13.2 million, respectively. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

     Cost of services was $50.7 million and $60.6 million in fiscal 2003 and 2002, respectively, a decrease of 16%. Service-related cost of revenues as a percentage of service revenues was 59% in fiscal 2003 compared to 54% in fiscal 2002. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in fiscal 2003 was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs implemented. Due to the restructuring programs and other cost savings measures, we realized cost reductions of $4.7 million in professional service costs relating primarily to internal payroll and external contractor costs, $2.4 million in maintenance costs and $2.0 million in training costs in fiscal 2003. The increase in service-related costs as a percentage of service revenues in fiscal 2003 was due to a greater decline in the service revenues than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization. We expect that the cost of service revenues will increase in absolute dollars in the long term as we continue to increase our professional service organization and customer support capabilities. Additionally, we expect cost of services to fluctuate as a percentage of service revenue based on our ability to utilize our professional services organization.

   Operating Expenses

     Selling and Marketing. Selling and marketing expenses were $120.2 million and $154.6 million in fiscal 2003 and 2002, respectively, reflecting a decrease of 22% from fiscal 2002 to fiscal 2003. As a percentage of total revenues, selling and marketing expenses were 48% in fiscal 2003 compared to 44% in fiscal 2002. The decrease in absolute dollars of selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and decreased expenditures relating to our restructuring programs implemented during fiscal 2002 and 2003, including reduced expenditures for salaries and related fringe costs, travel, trade shows, and rent and utilities. Sales commission costs decreased by $6.5 million in fiscal 2003 compared to fiscal 2002. Salaries and related fringe costs decreased by $11.1 million, travel expenses decreased by $2.7 million, trade show expenses decreased by $2.0 million and rent and utilities decreased by $1.9 million, in fiscal 2003 compared to fiscal 2002. Although selling and marketing expenses decreased in absolute dollars in fiscal 2003, these expenses as a percentage of revenue increased because expenses declined at a lower rate than revenues. In addition, bad debt expense decreased by $3.4 million in fiscal 2003 compared to fiscal 2002. The higher level of bad debt expense in fiscal 2002 was primarily due to an increase in our exposure from customers who filed for bankruptcy during that year. We believe selling and marketing expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

     Product Development and Engineering Expenses. Product development and engineering expenses were $74.0 million and $88.7 million in fiscal 2003 and 2002, respectively, reflecting a decrease of 17% from fiscal 2002 to fiscal 2003. As a percentage of total revenues, product development and engineering expenses were 30% in fiscal 2003 compared to 25% in fiscal 2002. The decrease in product development and engineering expenses was primarily due to cost-control measures relating to our restructuring programs. Salaries and fringe costs decreased by $7.3 million in fiscal 2003 compared to fiscal 2002. Although product development and engineering expenses decreased in absolute dollars in fiscal 2003, these expenses as a percentage of revenue increased because expenses declined at a lower rate than revenues. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development. In addition, we received $4.5 million of funded research and development related to our Center of Excellence and other initiatives in both fiscal years 2003 and 2002, which offset a portion of our gross research and development expenses.

     General and Administrative Expenses. General and administrative expenses were $33.4 million and $36.6 million in fiscal 2003 and 2002, respectively, reflecting a decrease of 9% from fiscal 2002 to fiscal 2003. As a percentage of total revenues, general and administrative expenses were 13% in fiscal 2003 compared to 10% in fiscal 2002. General and administrative expenses in absolute dollars declined due to the implementation of our restructuring programs. Salaries and related fringe costs declined by $2.0 million and our consulting and travel costs decreased by $2.2 million in fiscal 2003 as a result of our efforts to reduce costs. The increase in expenses as a percentage of total revenues in fiscal 2003 was primarily a result of revenues declining at a higher rate than expenses. We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the restructuring programs discussed above. However, we do expect an increase in absolute dollars in the long term, as we continue to invest in worldwide staff and infrastructure in the areas of information systems and finance and administration, and continue to consolidate the financial, manufacturing, customer relations management and customer support information systems of acquired companies.

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

     Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles totaled $10.5 million and $81.2 million in fiscal 2003 and 2002, respectively, reflecting a decrease of 87% from fiscal 2002 to fiscal 2003. The decrease in amortization in fiscal 2003 compared to fiscal 2002 primarily related to our adoption of SFAS 142 on February 1, 2002. SFAS 142 requires that goodwill no longer be amortized, but continue to be evaluated for impairment. During the year ended January 31, 2002, we recorded amortization of goodwill of $65.6 million and amortized $3.1 million of acquired workforce previously classified as purchased intangible assets, under the accounting rules applicable to that period.

     Acquisition-Related Costs (Reversals). Acquisition-related reversals totaled $406,000 and $761,000 in fiscal 2003 and 2002, respectively. The acquisition-related reversals in fiscal 2003 and 2002 related to net reversals of $406,000 and $1.1 million, respectively, of excess acquisition-related liabilities relating primarily to leasehold properties from our merger with Integrated Systems. We were able to sub-lease some properties for longer than we had anticipated and were able to exit other leasehold properties earlier than originally estimated. In addition, the reversal in fiscal 2002 was offset in part by $350,000 of in-process research and development write-off associated with the acquisition of the Telenetworks assets. During fiscal 2003, we made payments of $109,000 related to excess facility costs. As of January 31, 2003, we had acquisition-related accruals of approximately $439,000 remaining, relating primarily to fees for the legal collapse of international subsidiaries. For further information on the acquisition-related costs associated with our merger with Integrated Systems, Inc. see the discussion below under “— Years Ended January 31, 2002 and 2001 — Acquisition-Related Costs (Reversals) and Other.” See also Note 3, “Acquisitions and Dispositions” in Notes to Consolidated Financial Statements.

     In conjunction with our business restructuring and impairment review discussed below, we re-evaluated the assumptions used in determining the value of in-process research and development acquired in connection with our purchase acquisitions completed during fiscal 2002. See “Impairment of Goodwill and Purchased Intangibles” below for further discussion of our impairment review.

     Impairment of Goodwill and Purchased Intangibles. During the second and fourth quarters of both fiscal 2002 and fiscal 2003, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to acquisitions made in earlier years. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, revised strategic plans for certain of the acquired businesses and significant declines in the market values of companies in the embedded software industry.

     In anticipation of continued customer spending and as part of our strategic plan, we acquired these businesses to complement and extend our product offerings. Since these acquisitions were made, many companies in the high technology and software industries have experienced significant decreases in capital funding and customer spending and, as a result, have curtailed research and development activities. Therefore, revenues associated with these businesses have not met the original expectations at the time of acquisition.

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

     Accordingly, we compared the undiscounted cash flows associated with the acquired goodwill and purchased intangible assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, we recorded aggregate charges of $4.3 million and $257.4 million during fiscal 2003 and 2002, respectively. The entire charge for fiscal 2003 of $4.3 million related to the impairment of purchased intangible assets, $1.4 million of the charge for fiscal 2002 related to the impairment of purchased intangible assets and $256.0 million of the charge for fiscal 2002 related to the impairment of goodwill. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for the businesses acquired from which goodwill and purchased intangible assets arose, as follows:

	Impairment Expense For Years Ended January 31,
	2003	2002

	(In thousands)
Eonic	$2,257	$—
Telenetworks	1,996	—
Embedded Support Tools	—	167,481
AudeSi	—	35,837
Rapid Logic	—	24,024
ICESoft	—	15,255
Software Development Systems, Inc.	—	14,788

Total	$4,253	$257,385

     The impairment review of those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and purchased intangibles, using discount rates ranging from

17% to 30% for fiscal 2003 and 17% to 23% for fiscal 2002. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimate as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2003 and 2002, we had net book values of goodwill of $83.7 million and net book values of purchased intangibles of $10.6 million and $24.7 million, respectively. All identifiable intangible assets, other than goodwill, will continue to be amortized in accordance with SFAS 142. See Note 3, “Acquisitions and Dispositions” in Notes to the Consolidated Financial Statements.

     Restructuring and Other Costs. Restructuring and other costs consists of costs of $32.7 million and $21.7 million in the years ended January 31, 2003 and 2002, respectively, associated with the restructuring programs we implemented in those years, and costs of $3.7 million in the year ended January 31, 2003 associated with the settlement of litigation and related remediation efforts.

     Restructuring Costs. In response to market conditions and the decline in our revenues, in both fiscal 2003 and 2002, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretional spending on items such as consulting and travel. As a result of the headcount reductions, we eliminated an aggregate of 1,066 employee positions in fiscal 2003 and 2002, which represented approximately one-half of our employee base as of the beginning of fiscal 2002. Our restructuring programs for fiscal 2003 were initiated prior to our adoption of SFAS 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. For a further discussion of factors that may affect the success of the restructuring program, see “— Factors That May Affect Future Results — Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

     As a result of the decision to restructure our business, we recorded net restructuring charges of $32.7 million and $21.7 million during fiscal 2003 and 2002, respectively, which in each case were classified as operating expenses. As of January 31, 2003, the remaining restructuring liabilities related to the fiscal 2003 restructuring programs totaled $18.7 million. As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring programs for fiscal 2002. The following table provides detailed restructuring liabilities for the fiscal years ended January 31, 2003 and 2002, and the aggregate remaining restructuring liabilities as of January 31, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total

	(In thousands)
Fiscal 2002:
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)

Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)

Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243

Fiscal 2003:
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717

     The worldwide work force reductions implemented in fiscal 2002 resulted in the reduction of 475 employees, and were fully completed during fiscal 2003. The worldwide work force reductions implemented during fiscal 2003 will be substantially completed during the first half of fiscal 2004. When completed, the fiscal 2003 restructurings will result in the reduction of 591 regular employees from our operations in North America, EMEA, Asia Pacific and Japan. Each workforce reduction affected, and will affect, all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration. In addition, we reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 and 2002 restructuring programs. We recorded net work force reduction charges of approximately $25.7 million and $20.1 million in fiscal 2003 and 2002, respectively, relating primarily to severance payments and the continuation of benefits. Equipment disposed of or removed from operations as a result of the work force reduction resulted in non-cash charges of $206,000 and $765,000 in fiscal 2003 and 2002, respectively, and consisted primarily of computer equipment.

     We recorded a net restructuring charge of $3.5 million and $1.5 million during fiscal 2003 and 2002, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for our leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the original $8.4 million charge recorded in the second quarter of fiscal 2002 after we determined that it would be more efficient and cost-effective if certain of such excess facilities continued to be used by Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, we recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. As of January 31, 2003, there were no remaining liabilities relating to excess facilities provided for during the fiscal 2002 restructuring. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2007, unless we successfully negotiate to exit the leases at an earlier date.

     During fiscal 2003, we recorded a restructuring charge of $3.5 million for other items primarily relating to research and development activities that management decided to discontinue as a result of our restructuring activities.

     Litigation-related costs. During fiscal 2003, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

   Other Income (Expense)

     Interest Income. Interest income declined by 24% to $12.2 million in fiscal 2003 from $16.1 million in fiscal 2002. The decrease in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted cash at the end of fiscal 2003 and 2002 were approximately $284.9 million and $340.3 million, respectively.

     Interest Expense. Interest expense declined by 9% to $6.9 million in fiscal 2003 from $7.6 million in fiscal 2002. The decrease in interest expense in fiscal 2003 was due primarily to the fact that our interest payments in fiscal 2003 were lower on our 3.75% convertible subordinated notes than our interest payments on our 5.0% convertible subordinated notes, which were repurchased and redeemed in fiscal 2002 and no longer outstanding during fiscal 2003. See “Liquidity and Capital Resources” below for further discussion of our convertible subordinated notes.

     Other Income (Expense), Net. Other income (expense), net, was a net expense of $11.7 million and $7.3 million in fiscal 2003 and 2002, respectively. During fiscal 2003, the net expense was primarily due to the write-

down of certain private and publicly held investments, which totaled $4.5 million, costs associated with the termination of our interest rate swap liabilities, which totaled $3.9 million, and a write-down of a receivable and escrow account relating to the disposition of the previously acquired ICESoft business, which totaled $1.3 million. We monitor our investments for impairment by considering current factors, including economic environment, market conditions, operational performance and other specific factors relating to the business underlying the investment. During fiscal 2002, the net expense was primarily due to the write-down of certain private and publicly traded investments of $11.3 million and a loss on the disposition of the previously acquired ICESoft business of $1.3 million, offset in part by a realized gain of $1.4 million related to the disposition of the remaining shares of Liberate Technologies, Inc. (“Liberate”). As a result of the write-downs during fiscal 2003 and 2002, we have no remaining investment book value on our balance sheet relating to private companies as of January 31, 2003.

   Provision For Income Taxes

     Despite the occurrence of net losses in fiscal 2003 and 2002, we had a tax provision of $2.0 million and $1.8 million and an effective tax rate of 1.9% and 0.5% in fiscal 2003 and 2002, respectively. In both fiscal 2003 and 2002, we recorded a valuation allowance based on management’s determination that it is more likely than not that our deferred tax assets as of January 31, 2003 and 2002 will not be realized.

     As of January 31, 2003, deferred tax assets of approximately $19.1 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these loss and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

Years Ended January 31, 2002 and 2001

   Revenues

     Total revenues were $351.1 million and $438.0 million in fiscal 2002 and 2001, respectively. The decrease in total revenues of 20% in fiscal 2002 was due to a decline in product and service revenues resulting primarily from the current economic downturn in the high technology sector. This downturn affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our royalty revenue declines as well. Product revenues decreased 23% to $238.0 million in fiscal 2002 compared to $309.7 million in fiscal 2001. Our product revenues, excluding run-time royalties, decreased 25% to $157.5 million in fiscal 2002 compared to $209.6 million in fiscal 2001. Run-time royalties declined 20% to $80.5 million in fiscal 2002 compared to $100.1 million in fiscal 2001. Product revenues accounted for approximately 68% and 71% of total revenues in fiscal 2002 and 2001, respectively.

     The decline in product revenues was primarily due to lower customer demand for hardware and software products, including run-time royalties, which are generally tied to the number of products deployed, largely as a result of the current economic downturn in the high-technology sector. During fiscal 2002, some of our customers deferred or canceled projects, in whole or in part, and experienced budgeting constraints causing a reduction in their purchases of our products.

     Service revenues decreased 12% to $113.1 million in fiscal 2002 compared to $128.3 million in fiscal 2001. The decrease was primarily due to lower customer demand for maintenance, consulting and training services primarily as a result of the current economic downturn in the high technology sector. Maintenance revenues decreased 9% from $63.9 million in fiscal 2002 compared to $70.4 million in fiscal 2001. Other service revenues declined 15% to $49.2 million in fiscal 2002 from $57.9 million in fiscal 2001. Service revenues accounted for approximately 32% and 29% of total revenues in fiscal 2002 and 2001, respectively.

     Revenues from international sales decreased by 1% to $135.8 million in fiscal 2002 from $137.3 million in fiscal 2001. The overall decrease was due to a 9% decline in revenues from Japan and an 11% decrease in revenues from EMEA. The decline in revenues in Japan resulted primarily from the transition to a direct sales model in Japan from a distribution model. Revenues in Japan were $37.3 million in fiscal 2002 compared to $40.8 million in fiscal 2001. The decline in EMEA was primarily a result of local economic slowdowns, which caused lower customer demand for our products and services. Revenues in EMEA were $72.2 million in fiscal 2002 compared to $81.3 million in fiscal 2001. This decline was offset by a 74% increase in revenues from Asia Pacific, which were $26.3 million in fiscal 2002 compared to $15.2 million in fiscal 2001. Overall, however, international sales were not as adversely affected by the decrease in customer spending as domestic sales. As a result, international revenues accounted for 39% of total revenues for fiscal 2002 compared to 31% in fiscal 2001.

   Cost of Revenues

     The overall cost of products and services as a percentage of total revenues was 25% in fiscal 2002 compared to 23% in fiscal 2001.

     Cost of products was $26.1 million and $36.6 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 29% from fiscal 2001 to fiscal 2002. Product-related cost of revenues as a percentage of product revenues was 11% in fiscal 2002 compared to 12% in fiscal 2001. The decline in product-related costs as a percentage of product revenue in fiscal 2002 was primarily due to lower amortization expense relating to capitalized software development costs, and lower third-party royalty costs. Amortization of capitalized software development costs and third-party royalty costs included in cost of products for fiscal 2002 and 2001 amounted to $1.5 million and $2.4 million, and $9.9 million and $17.7 million, respectively.

     Cost of services was $60.6 million and $63.3 million in fiscal 2002 and 2001, respectively, a decrease of 4%. Service-related cost of revenues as a percentage of service revenues was 54% in fiscal 2002 compared to 49% in fiscal 2001. The decrease in absolute dollars of service costs in fiscal 2002 was primarily due to reduced utilization of outside consultants and a reduction of full-time employees as part of the restructuring program implemented during the second quarter of fiscal 2002. Our consulting costs in fiscal 2002 were $5.1 million compared to $8.7 million in fiscal 2001. The increase in service-related costs as a percentage of service revenues in fiscal 2002 was due to a greater decline in the service revenues than the decline in fixed costs associated with customer support, personnel and certified third-party contractors within our professional services organization.

   Operating Expenses

     Selling and Marketing Expenses. Selling and marketing expenses were $154.6 million and $172.2 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 10% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, selling and marketing expenses were 44% in fiscal 2002 compared to 39% in fiscal 2001. The decrease in absolute dollars of selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and decreased expenditures in various areas, primarily internal sales events and recognition programs, relating to our restructuring program implemented during the second quarter of fiscal 2002. Sales commission costs and internal sales events and recognition programs decreased by $17.6 million and $4.4 million, respectively, in fiscal 2002 compared to fiscal 2001. This decrease was offset in part by an increase in the provision for doubtful accounts of $3.8 million in fiscal 2002, due to an increase in the number of customers filing for bankruptcy in fiscal 2002 compared to fiscal 2001. The increase in these expenses as a percentage of revenues was due to an overall lower revenue base and expenses declining at a lower rate than revenues.

     Product Development and Engineering Expenses. Product development and engineering expenses were $88.7 million and $83.0 million in fiscal 2002 and 2001, respectively, reflecting an increase of 7% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, product development and engineering expenses were 25% in fiscal 2002 compared to 19% in fiscal 2001. The increase in product development and engineering expenses was primarily due to the increase in staff and associated support for engineers to expand and enhance our product lines and the addition of engineering staff as a result of acquisitions completed in late fiscal 2001 and early 2002. We added 41 employees to our engineering staff during fiscal 2002 as a result of our acquisitions of Eonic, BSDI and Telenetworks. The increase in costs as a percentage of revenues in fiscal 2002 compared to 2001 was primarily due to an overall lower revenue base and expenses declining at a lower rate than revenues. In addition, we received $4.5 million and $1.0 million of funded research and development related to our Center of Excellence initiative, which offset a portion of our gross research and development expenses in fiscal years 2002 and 2001, respectively.

     General and Administrative Expenses. General and administrative expenses were $36.6 million and $40.0 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 8% from fiscal 2001 to fiscal 2002. As a percentage of total revenues, general and administrative expenses were 10% in fiscal 2002 compared to 9% in fiscal

2001. General and administrative expenses in absolute dollars declined due to our implementation, during the second quarter of fiscal 2002, of cost-control measures in various areas, primarily consulting and travel costs. Our consulting and travel costs decreased by $2.0 million in fiscal 2002 as a result of our efforts to reduce costs. The increase in expenses as a percentage of total revenues in fiscal 2002 was primarily a result of revenues declining at a higher rate than general and administrative expenses.

     Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangibles totaled $81.2 million and $95.9 million in fiscal 2002 and 2001, respectively, reflecting a decrease of 15% from fiscal 2001 to fiscal 2002. The decrease in amortization in fiscal 2002 compared to 2001 primarily related to the reduced carrying value of goodwill and purchased intangibles as a result of the $257.4 million impairment charge recorded during fiscal 2002. The decrease was offset by additional amortization resulting from acquisitions occurring during fiscal 2002. Acquisitions made subsequent to June 30, 2001 are accounted for under non-amortization methods consistent with SFAS No. 141, “Business Combinations” (“SFAS 141”) See “— Recent Accounting Pronouncements” and Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements for an explanation of SFAS 141.

     Acquisition-Related Costs (Reversals). Acquisition-related costs or reversals totaled a net reversal of $761,000 in fiscal 2002 and a net cost of $33.3 million in fiscal 2001. The acquisition-related reversal in fiscal 2002 related to a net reversal of $1.1 million of excess acquisition-related liabilities from our merger with Integrated Systems. We were able to sub-lease some properties for longer than we had anticipated and were able to exit other leasehold properties earlier than originally estimated. Acquisition-related costs of $33.3 million in fiscal 2001 consisted of $25.2 million relating to the merger with Integrated Systems and $8.1 million of in-process research and development charges associated with various purchase transactions completed during fiscal 2001, including amounts related to the acquisitions of Embedded Support Tools of $3.7 million, Rapid Logic of $3.3 million, AudeSi of $1.0 million and ICESoft of $100,000. See Note 3, “Acquisitions and Dispositions” in Notes to Consolidated Financial Statements.

     The Integrated Systems-related acquisition costs of $25.2 million relate to (i) $11.1 million in investment banking fees, (ii) $6.8 million in workforce reduction costs, (iii) $3.1 million for consolidation of excess facilities, (iv) $3.6 million for legal, accounting and other professional fees and (v) $600,000 for general integration costs. We incurred workforce reduction costs as a result of eliminating duplicate positions following the merger, primarily in the areas of sales management for $3.4 million, general and administrative staff for $1.2 million, engineering and services management for $1.1 million and executive staff for $1.1 million. We incurred costs in connection with the consolidation of excess facilities in Europe, Japan and the United States. Legal, accounting and other professional fees were incurred in connection with the acquisition process for Integrated Systems and the elimination of acquired legal entities in the United States, EMEA and Japan. The reorganization of Wind River following the acquisition of Integrated Systems allowed us to structure our company to promote efficiency of operations, resulting in reduced employee costs, the benefit of which was recognized immediately following the merger, and reduced lease costs, the impact of which was more fully realized toward the end of fiscal 2001 as facilities were exited.

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

     With the exception of the business restructuring and impairment review discussed below, the assumptions used in determining the value of in-process research and development acquired in connection with our purchase acquisitions completed during fiscal 2002 and fiscal 2001 have been consistent, in all material respects, with the actual results through January 31, 2002. The assumptions primarily consist of the expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. Failure to achieve the expected levels of revenues and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisitions were completed and could potentially result in impairment of any other assets related to the development activities. See “— Years Ended January 31, 2003 and 2002 — Operating Expenses — Impairment of Goodwill and Purchased Intangibles” for further discussion of our impairment review.

     Impairment of Goodwill and Purchased Intangibles. During the second and fourth quarters of fiscal 2002, we identified indicators of possible impairment of goodwill and other acquired intangible assets relating to acquisitions made in earlier years. As a result, during fiscal 2002, we recorded an aggregate charge of $257.4 million, of which $256.0 million related to the impairment of goodwill and $1.4 million related to the impairment of purchased intangible assets. See “— Years Ended January 31, 2003 and 2002 — Operating Expenses — Impairment of Goodwill and Purchased Intangibles” for further information about the impairment review conducted in fiscal 2002. There was no impairment of goodwill and purchased intangibles in fiscal 2001.

     Restructuring and Other Costs. As a result of the decision to restructure our business, we recorded net restructuring costs of $21.7 million during fiscal 2002, which were classified as operating expenses. See above “Years Ended January 31, 2003 and 2002 — Operating Expenses — Restructuring and Other Costs” for further details on the restructuring costs for fiscal 2002. There were no restructuring and other costs in fiscal 2001.

   Other Income (Expense)

     Interest Income. Interest income declined to $16.1 million in fiscal 2002 from $19.0 million in fiscal 2001 reflecting a decrease of 16% from fiscal 2001 to fiscal 2002. The decrease in interest income was primarily due to lower invested balances, lower interest rates on invested balances and a lower average base of invested balances throughout the year. Total cash and cash equivalents, investments and restricted cash at the end of fiscal 2002 and 2001 were approximately $340.3 million and $350.9 million, respectively.

     Interest Expense. Interest expense was $7.6 million and $8.1 million in fiscal 2002 and 2001, respectively, a decrease of 6%. The decrease was primarily due to the repurchase and redemption of the outstanding principal balance of the 5.0% convertible subordinated notes during fiscal 2002. This decrease in interest expense was partially offset by additional interest expense incurred on our 3.75% convertible subordinated notes issued in December 2001. See “Liquidity and Capital Resources” below for further discussion of our convertible subordinated notes.

     Other Income (Expense), Net. Other income (expense), net, was net expense of $7.3 million and net income of $11.4 million in fiscal 2002 and 2001, respectively. The increase in net expense in fiscal 2002 was primarily due to the write-down of certain private and publicly traded investments of $11.3 million and a loss on the disposition of the previously acquired ICESoft business of $1.3 million, offset in part by a realized gain of $1.4 million related to the disposition of the remaining shares of Liberate. During fiscal 2001, we realized gains of $10.5 million related to the disposition of shares of Liberate and e-Sim, Inc. (“e-Sim”).

Provision For Income Taxes

     Despite the occurrence of net losses in fiscal 2002 and 2001, we had a tax provision of $1.8 million and $12.4 million and an effective tax rate of 0.5% and 19.3% in fiscal 2002 and 2001, respectively, due to significant costs associated with in-process research and development and amortization and impairment of goodwill, which are not deductible for income tax purposes. In addition, in fiscal 2002, we recorded a valuation allowance based on management’s determination that it was more likely than not that our deferred tax assets as of January 31, 2002 would not be realized. Excluding these charges, the effective tax rate would have been 37.5% in each fiscal year.

     As of January 31, 2002, approximately $22.0 million of the gross deferred tax asset related to certain U.S. operating loss carry-forwards resulting from the exercise of employee stock options. When recognized, the tax benefit related to these assets will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

Liquidity and Capital Resources

   Cash Flows

     As of January 31, 2003, we had working capital of approximately $28.4 million, and cash, cash equivalents and investments of approximately $224.6 million, which includes $31.9 million of cash and cash equivalents, $31.1 million of short-term investments and $161.6 million of investments with maturities of greater than one year, but excludes restricted cash of $60.3 million associated with our synthetic leases. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service, principal repayment and operating lease payment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

     Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In fiscal 2003, our operating activities used net cash of $38.7 million compared to net cash provided of $26.3 million in fiscal 2002 and $24.6 million in fiscal 2001. Net cash used in operating activities for fiscal 2003 consisted of cash used by operations of $60.2 million offset by an increase in cash of $21.5 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $18.0 million due primarily to the lower sales volume and to an increased rate of collections. Net cash provided by operating activities for fiscal 2002 consisted of a decrease in cash generated from operations of $15.9 million offset by an increase in cash of $42.1 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $54.7 million due to the lower sales volume in fiscal 2002 compared to fiscal 2001 and due to an increased rate of collections. Net cash provided by operating activities in fiscal 2001 consisted of cash generated from operations of $56.9 million offset by a decrease in cash of $32.3 million arising from assets and liabilities, primarily accounts receivable. Cash from operations includes net loss of $106.9 million, $375.6 million and $76.4 million offset primarily by depreciation and amortization of $30.5 million, $100.8 million and $112.3 million in fiscal 2003, 2002 and 2001, respectively, and impairment of goodwill and purchased intangibles of $4.3 million and $257.4 million in fiscal 2003 and 2002, respectively. Our operating cash flows depend heavily on the level of our sales, which in turn depend, to a large extent on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

     In fiscal 2003, our investing activities used net cash of $50.2 million, compared to $12.7 million in fiscal 2002 and $70.2 million in fiscal 2001. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Purchases of investments totaled $256.8 million, $282.6 million and $142.2 million in fiscal 2003, 2002 and 2001, respectively. Purchases of capital equipment totaled $6.7 million, $15.1 million and $22.9 million in fiscal 2003, 2002 and 2001, respectively. Additionally, during fiscal 2002 and 2001, we used $42.3 million and $30.3 million, respectively, for acquisition related activities. In fiscal 2003 and 2002, sales of investments were $144.0 million and $242.0 million, respectively, and maturities of investments were $70.3 million and $88.1 million, respectively. The sales and maturities of investments in fiscal 2001 were $146.7 million.

     In fiscal 2003, our financing activities used net cash of $12.1 million and provided net cash of $28.5 million in fiscal 2002 and $60.5 million in fiscal 2001. During fiscal 2003, the primary source of cash from financing activities was $7.6 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan activity, offset by $4.7 million used for the repurchase of common stock and $15.0 million in repayment of a line of credit at our Japanese subsidiary. In June 2002, the Board of Directors approved a program to repurchase up to $30.0 million of our common stock over a two-year period, primarily to manage future dilution from employee incentive plans including option and employee stock purchase plans, as well as potential dilution relating to our convertible bond. During fiscal 2003, we repurchased 959,000 shares of our common stock for an aggregate purchase price of $4.7 million. During fiscal 2002, the primary source of cash was $150.0 million from the offering of our 3.75% convertible notes, as discussed below, along with proceeds of $19.5 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan purchases. Cash provided by these sources was partially offset by cash of $141.1 million used to repurchase or redeem the outstanding 5.0% convertible notes as discussed below. During fiscal 2001, cash provided by the issuance of common stock from stock option exercises and the increase in a line of credit at our Japanese subsidiary were partially offset by the repayment of bank borrowings associated with acquired companies.

   Convertible Subordinated Notes

     During fiscal 2002, we repurchased and retired $81.9 million in face value of our 5.0% convertible subordinated notes. In January 2002, we redeemed the remaining $58.1 million of the 5.0% convertible subordinated notes at a redemption price of 101% of the principal. The net impact of gains and losses on the repurchase, retirement and redemption of the 5.0% convertible subordinated notes was a gain of $252,000, net of taxes, which was reflected in other income (expense), net for fiscal 2002.

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

   Commitments

     In September 1997 and November 1999, we entered into two operating leases for our headquarters facility constructed on land owned by us in Alameda, California. After consideration of various financing alternatives for the construction of our headquarters buildings on land owned by us, the related economic impact of each alternative and the ability to retain control of the property, we chose a form of financing that we believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of our officers or employees had any financial interest in these synthetic lease arrangements. The operating leases provided us with the option, at the end of their terms, to either acquire the buildings at the lessor’s original cost or arrange for the buildings to be acquired.

     Under the terms of the leases, we were required to maintain compliance with certain financial covenants relating to minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of January 31, 2003, we were not in compliance with the EBITDA covenant, which required that we maintain a certain EBITDA level. The lessor waived the EBITDA covenant as of January 31, 2003 conditioned upon our exercise of the purchase options under the leases prior to April 30, 2003. In January 2003, we notified the lessor of our intent to exercise the purchase options under the leases and, in April 2003, we completed the transactions, terminated the synthetic leases and purchased the buildings for a purchase price of $57.4 million.

     As a result of our completion of the purchase options, we will reflect the buildings as an asset on our balance sheet in the first quarter of fiscal 2004. Additionally, our restricted cash of $60.3 million held under the leases was released. Prior to the exercise of the purchase options, we reflected lease payments as a rental expense in our statement of operations. Having acquired the buildings, we will no longer record a lease expense for the buildings and, commencing in the first quarter of fiscal 2004, we will record depreciation expense for the buildings over their estimated useful lives of 30 years.

     In connection with the termination of the synthetic leases, in April 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million term loan and $20.0 million term loan, both of which mature in April 2005. We have borrowed $40.0 million of the facility at an interest a rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.4%. Under the terms of the facility, we are holding $46.1 million in marketable securities as restricted cash to secure performance of our obligations under the facility.

     In March 1998 and January 2001, we entered into interest rate swap agreements to mitigate the impact of changes in interest rates on our floating rate operating lease. In November 2002, we terminated both of these interest rate swap agreements. As a result, during fiscal 2003, we recorded a cash-charge of $3.9 million relating to the liability for such interest rate swap agreements and reduced restricted cash by $3.4 million, the amount previously held in restricted cash as collateral for the interest rate swap agreements.

     As of January 31, 2003, our future financial commitments, including interest payments on our 3.75% convertible notes but excluding the term loans discussed above, are as set forth in the table below:

		Year Ended January 31,

	2004	2005	2006	2007	2008	Thereafter	Total

	(In thousands)
Synthetic lease payments (1)	$57,645	$—	$—	$—	$—	$—	$57,645
3.75% subordinated convertible debt (2)	5,625	5,625	5,625	155,625	—	—	172,500
Other operating leases (3)	11,493	7,179	3,831	1,978	1,674	10,063	36,218

Total	$74,763	$12,804	$9,456	$157,603	$1,674	$10,063	$266,363

(1)	Reflects the exercise of the purchase option for the synthetic leases discussed above, including the payment of the aggregate purchase price of $57.4 million.
(2)	The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See “— Convertible Subordinated Notes” above.

(3)	Minimum future sublease income to be received under noncancelable subleases is approximately $3.1 million. As part of our restructuring reserve, we have accrued approximately $1.4 million relating to future payments associated with leases for excess facilities.

     We had no material planned capital commitments as of January 31, 2003. Our capital requirements depend on numerous factors including selling and marketing expenses, product development and engineering expenses, general and administrative expenses and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the current economic downturn were to continue or become more serious. There can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for all financial statements issued subsequent to May 15, 2002. The adoption of the statement did not have a material impact on our results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 may result in us recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period. We adopted SFAS 146 in January 2003, which is effective for any restructuring activities initiated from January 1, 2003 onwards.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of January 31, 2003, we adopted the disclosure requirements of FIN 45. See Note 13, “Commitments and Contingencies — Guarantor Arrangements” in Notes to the Consolidated Financial Statements. We adopted the recognition and measurement provisions of FIN 45 for contracts entered into after January 1, 2003. See Note 2, “Summary of Significant Accounting Policies” in Notes to the Consolidated Financial Statements. The adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of this pronouncement on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosures, including interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of SFAS 123. This annual disclosures required by this statement are effective for our Consolidated Financial Statements for the year ended January 31, 2003 and the new interim disclosure provisions are effective for the first quarter of fiscal 2004. Our adoption of SFAS 148 had no material impact on our results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact of the pronouncement on our consolidated financial statements.

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

     We are currently in the midst of a general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2003, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to these downturns, as many of our customers experienced budgeting constraints, causing them to defer or cancel projects. Our total revenues decreased 29% in fiscal 2003 compared to fiscal 2002 and decreased 20% in fiscal 2002 compared to fiscal 2001. Our net loss was $106.9 million, or a net loss of $1.35 per share, for fiscal 2003 compared to a net loss of $375.6 million, or a net loss of $4.84 per share, for fiscal 2002 and a net loss of $76.4 million, or a net loss of $1.05 per share, for fiscal 2001. Our decline in revenues during fiscal years 2002 and 2003, as well as the continuing adverse economic conditions, led us to implement restructuring programs in both fiscal 2002 and 2003 that included headcount reductions and other cost-control measures, and to record charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal years 2002 and 2003.

     We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by the United States government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for longer than we expect or becomes more severe, our business will continue to suffer and we may experience additional declines in sales, as well as continued losses, as our customers further reduce their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

We have recently introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful. Additionally, we expect the transition to the new model will impact the timing of our reported revenues.

     In November 2002, we introduced our enterprise license model, which includes technology integrated into market specific platforms and subscription-based licenses. While we believe that the introduction of the enterprise license model will have significant benefits for our customers, it is possible these benefits may not materialize. There is a risk that customers may not accept the new products we offered under our enterprise license model, or that they may reject the terms of the model itself. There is a risk that customers may delay or defer product ordering decisions, and that we may not be able to engage our customers at appropriate levels of management to make enterprise-wide subscription orders feasible. There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the transition to the enterprise license model could cause us to incur unanticipated administrative and other costs. In any such event, our revenue and earnings for a quarter could be below our expectations.

     Although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the term. In addition, there is a risk that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses under our traditional project-based model. Also, because the enterprise license includes limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenues. We expect many of our strategic and major customers to adopt our enterprise license model for their current needs, and that they may also transition existing perpetual development seats to enterprise license model terms.

     During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because under the enterprise license model revenue is recognized ratably over the subscription period. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenue, as well as an increase in deferred revenue.

Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.

     In response to market conditions and the decline in our revenues, in both fiscal 2002 and 2003, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretional spending on items such as consulting and travel. As a result of the headcount reductions, we eliminated an aggregate of 1,066 employee positions in fiscal 2002 and 2003, which represented approximately one-half of our employee base as of the beginning of fiscal 2002. We also recorded restructuring charges of $32.7 million and $21.7 million in fiscal

2003 and 2002, respectively. These measures may adversely affect our ability to realize our current or future business objectives. Specifically, because our headcount reductions have been so significant, they may cause a disruption to our sales operations. If that were to occur, our revenues might be adversely impacted following the restructuring. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions.

     We may need to refine, expand or extend our plans, which may involve additional restructuring actions, such as further headcount reductions, assessing whether we should consider disposing of businesses or product lines and reviewing the recoverability of remaining tangible and intangible assets. Any decision to further limit investment or to dispose of or otherwise exit additional businesses may result in the recording of additional accrued liabilities for one-time or other charges, such as work force reduction costs, asset write-downs and contractual settlements. Current and additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

  our implementation of our enterprise license model and use of subscription-based licenses, as discussed above;

  the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

  changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

  reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

  the success of our customers’ products from which we derive our royalty revenue;

  the mix of our revenues as between sales of products and lower-margin sales of services;

  our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

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

     As of January 31, 2003, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $57.4 million in long-term obligations under the lease financings of our facilities in Alameda, California. As of January 31, 2003, we had cash and cash equivalents of $31.9 million, short-term investments of $31.1 million, investments with maturities of greater than one year of $161.6 million and restricted cash of $60.3 million. The indenture under which our convertible subordinated notes were issued provides that an event of default occurs if we (or one of our significant subsidiaries) fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture.

     We terminated our synthetic leases and completed the purchase of our Alameda headquarters in April 2003. In connection with the purchase of the buildings, we paid to the lessor an aggregate purchase price of $57.4 million and released a total of $60.3 million from restricted cash, which amount had been held as collateral relating to the operating leases. However, in April 2003, we entered into a loan facility for a total of $57.4 million, of which we have drawn $40.0 million. Under the terms of the facility, we are holding $46.1 million in marketable securities as restricted cash to secure our obligations thereunder. See “— Liquidity and Capital Resources — Commitments.”

We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices.

     The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop embedded systems in-house, it is difficult to assess the impact of competition on our business and our related share of the markets that we operate in. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

     Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop embedded systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system. We also compete with independent software vendors and, to a limited extent, with open-source vendors. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

     The market for embedded software is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the embedded market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, sales of our products could decline.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time.

     Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $74.0 million, or 30% of total revenues, for the fiscal year ended January 31, 2003 compared to $88.7 million, or 25% of total revenues, for the fiscal year ended January 31, 2002. As we undertake extensive capital outlays to address changes in the embedded market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Because a significant portion of our revenue is derived from royalties, we are dependent upon the ability of our customers to develop and penetrate new markets successfully and to pay royalties.

     Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive royalty fees for each copy of our operating system and middleware products embedded in those products. Therefore, our royalty revenues depend both upon our ability to successfully negotiate royalty agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, during fiscal 2003, our revenues from run-time royalties declined 13% as compared to fiscal 2002, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our run-time royalties. If our customers are not successful with their products or do not accurately report use of their products to us, our royalty revenues may decline significantly. Additionally, because Linux is royalty-free, we may be forced to reduce the prices of our run-time royalties, which may cause our revenues and profit margins to decline.

Our significant international business activities subject us to increased costs and economic risks.

     We develop and sell a substantial percentage of our products internationally. For fiscal 2003, revenues from international sales were $103.6 million, or 42% of total revenue, as compared to $135.8 million, or 39% of total revenue for fiscal 2002. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA and Asia. Risks inherent in international operations include:

  the imposition of governmental controls and regulatory requirements;

  the costs and risks of localizing products for foreign countries;

  differences in business cultures and sales cycles;

  differences in operation and sales support expenses;

  unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

  greater difficulty in accounts receivable collection;

  restrictions on repatriation of earnings;

  exposure to adverse movements in foreign currency exchange rates;

  the burdens of complying with a variety of foreign laws;

  difficulties in staffing and managing foreign subsidiaries and branch operations;

  the costs and risks of operating in countries experiencing geopolitical conflict and/or terrorism;

  the effect of our adoption of global pricing models;

  difficulties in integrating products and operations from foreign acquisitions;

  exposure to local economic slowdowns; and

  the need to guarantee credit instruments extended to support foreign operations.

     Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results.

The costs associated with acquisitions and investments could disrupt our business and harm our operating results.

     We anticipate that, as part of our business strategy, we will continue to evaluate acquisition and investment opportunities in businesses, products and technologies that complement ours. These investments and acquisitions can be expensive and often require us to dedicate significant time and resources to the process. We have incurred significant costs in connection with acquisition transactions in recent fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; diverting management’s attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. If we cannot successfully manage the integration of businesses we may acquire or are unable to realize the benefits of, or anticipated revenues from, any acquisitions, our business, financial condition and operating results could suffer.

     If revenues associated with acquired businesses do not meet our original expectations, acquisitions may result in charges relating to impairment of acquired goodwill and purchased intangibles. During both fiscal 2002 and 2003, we identified indicators of possible impairment of goodwill and other intangible assets relating to acquisitions made in earlier years. As a result of these impairment reviews, in fiscal 2002 we recorded an aggregate charge of $257.4 million for the impairment of goodwill and purchased intangibles relating to our acquisitions of Embedded Support Tools Corporation, AudeSi Technologies Inc., Rapid Logic, Inc., ICESoft AS and Software Development Systems,

Inc., and in fiscal 2003 we recorded an aggregate charge of $4.3 million for the impairment of purchased intangibles relating to our acquisitions of Eonic N.V. and the Telenetworks division from Next Level Communications, Inc.

     Similarly, we cannot guarantee that our investments will yield a significant return, if any. For example, we recorded aggregate impairment charges on public and private investments of $4.5 million and $11.3 million in fiscal 2003 and 2002, respectively.

Failure of our current and planned information systems, controls and infrastructure to adequately manage and support our anticipated growth and global operations could disrupt our business.

     We have experienced, and expect to continue to experience in the long term, both through acquisitions and internal expansion, significant growth in our headcount and in the scope, complexity and geographic reach of our operations. To support this expansion, we must standardize, integrate and improve our management controls, reporting systems and procedures and information technology infrastructure. To implement those improvements, we must purchase, develop and maintain complex and expensive information management systems. Our current and planned systems, procedures and controls may not be adequate to support our future operations. Failure of these systems to meet our needs and an inability to efficiently integrate and expand support worldwide could disrupt our operations. Our ability to manage this growth is complicated by the need to implement headcount reductions and cost-control measures in the short term in response to general economic conditions and declining revenues. See “Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives” above.

Our common stock price is subject to volatility.

     In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2002 our stock had a high sales price of $37.75 and a low sales price of $9.70 and, during fiscal 2003, our stock had a high sales price of $18.35 and a low sales price of $2.03. The last sale price of our common stock as reported on The Nasdaq National Market on April 25, 2003 was $2.90. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

     In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. In particular, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

     Although our agreements with our customers typically contain provisions intended to limit our exposure to infringement and liability claims, these provisions may not be effective in doing so in all circumstances or in all jurisdictions. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party’s intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

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

     We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2003 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

Foreign Currency Risk

     We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in other income (expense) in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of January 31, 2003, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	1.9 million	1.5 million	384.3 million
Rate:	1.6085	1.0563	119.4800
USD Equivalent:	$3,049,310	$1,582,050	$3,220,258
Maturity Date:	2/14/2003	2/14/2003	2/14/2003

     Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of January 31, 2003 the fair value of the above contracts was not significant.

Equity Price Risk

     We own 338,652 shares of common stock of e-Sim Ltd. (“e-Sim”) that was purchased prior to e-Sim’s public offering in July 1998 at $6.35 per share. On January 31, 2003, the closing price of e-Sim’s stock was $0.13 per share. We own 90,909 shares of common stock of Tvia, Inc. (“Tvia”) that was purchased prior to Tvia’s public offering in August 2000 at $11.00 per share. On January 31, 2003, the closing price of Tvia’s stock was $0.59 per share. We own 400,000 shares of common stock of Insignia Solutions, Ltd. (“Insignia”) purchased in February 2001 at a cost of $5.00 per share. On January 31, 2003, the closing price of Insignia was $0.29 per share.

     We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of January 31, 2003 at their aggregate market value of approximately $214,000. We recorded an impairment charge on these publicly held investments of $467,000 and $4.4 million in fiscal 2003 and 2002, respectively. In each case, the impairment charge represented the amount of other-than-temporary decline as of the date of impairment.

     We also have certain other minority investments in private companies. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. We recorded impairment losses of $4.0 million and $6.9 million during fiscal 2003 and 2002, respectively, relating to these investments. As a result of these write-downs, we have no remaining investment book value on our balance sheet relating to private companies as of January 31, 2003. These investments had previously been included as a component of other long-term assets on our balance sheet and were carried at cost.

ITEM 8.   Financial Statements and Supplementary Data

Supplementary Financial Information

     Unaudited Quarterly Results of Operations, page 77.

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
WIND RIVER SYSTEMS, INC.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 2 and 3 to the financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 24, 2003, except as to Note 16, which is as of April 23, 2003

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues, net:
Products	$163,899	$238,003	$309,665
Services	85,222	113,069	128,319

Total revenues	249,121	351,072	437,984

Cost of revenues:
Products	18,698	26,059	36,619
Services	50,662	60,623	63,312

Total cost of revenues	69,360	86,682	99,931

Gross profit	179,761	264,390	338,053

Operating expenses:
Selling and marketing	120,150	154,607	172,230
Product development and engineering	73,985	88,653	83,005
General and administrative	33,386	36,636	39,994
Amortization of goodwill and purchased intangibles	10,459	81,154	95,863
Acquisition-related costs (reversals)	(406)	(761)	33,293
Impairment of goodwill and purchased intangibles	4,253	257,385	—
Restructuring and other costs	36,410	21,668	—

Total operating expenses	278,237	639,342	424,385

Loss from operations	(98,476)	(374,952)	(86,332)
Other income (expense):
Interest income	12,228	16,068	19,041
Interest expense	(6,929)	(7,619)	(8,106)
Other income (expense), net	(11,680)	(7,320)	11,361

Total other income (expense)	(6,381)	1,129	22,296

Loss before provision for income taxes	(104,857)	(373,823)	(64,036)
Provision for income taxes	2,007	1,811	12,355

Net loss	$(106,864)	$(375,634)	$(76,391)

Net loss per share:
Basic and diluted	$(1.35)	$(4.84)	$(1.05)

Shares used in per share calculation:
Basic and diluted	79,035	77,544	72,467

See accompanying notes to consolidated financial statements.

     WIND RIVER SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,

	2003	2002

	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$31,938	$131,067
Short-term investments	31,110	22,364
Accounts receivable, net of allowances of $6,908 and $7,290	42,129	61,109
Prepaid and other current assets	11,763	17,517

Total current assets	116,940	232,057
Investments	161,575	123,136
Property and equipment, net	45,618	59,804
Goodwill, net	83,728	83,728
Other intangibles, net	10,648	24,681
Other assets	11,645	19,644
Restricted cash	60,300	63,683

Total assets	$490,454	$606,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,063	$7,191
Line of credit	—	14,988
Accrued liabilities	19,230	18,459
Accrued restructuring costs	18,717	5,243
Accrued compensation	15,264	17,575
Income taxes payable	4,392	7,485
Deferred revenues	28,863	34,656

Total current liabilities	88,529	105,597
Convertible subordinated debt	150,000	150,000
Long-term liabilities	—	2,995

Total liabilities	238,529	258,592

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, par value $.001, 325,000 authorized; 81,775 and 79,863 shares issued as of January 31, 2003 and 2002, respectively; 79,539 and
78,586 shares outstanding as of January 31, 2003 and 2002, respectively	82	80
Additional paid-in-capital	747,642	737,595
Loan to stockholder	(2,006)	(1,893)
Treasury stock, 2,236 and 1,277 shares at cost as of January 31, 2003 and
2002, respectively	(34,185)	(29,488)
Accumulated other comprehensive income (loss)	644	(4,765)
Accumulated deficit	(460,252)	(353,388)

Total stockholders’ equity	251,925	348,141

Total liabilities and stockholders’ equity	$490,454	$606,733

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(106,864)	$(375,634)	$(76,391)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Provision for doubtful accounts, write-offs and sales returns	979	1,688	1,597
Depreciation and amortization	30,501	100,845	112,273
Non-cash restructuring charge (reversal)	2,680	(6,647)	—
Non-cash compensation, including 401(k) match	2,455	2,942	1,542
Impairment of capitalized internal use software	—	1,204	—
Interest on loan to stockholder	(113)	(106)	—
Impairment of goodwill and purchased intangibles	4,253	257,385	—
Loss on dispositions of previously acquired businesses	1,466	1,341	—
Realized gain from bond repurchase	—	(404)	—
Tax benefit from stock plan	—	—	12,000
Impairment of private and publicly traded investments	4,467	11,270	—
Minority interest in consolidated subsidiary	—	—	(1,393)
Acquired in-process research and development	—	350	8,050
Deferred income taxes	—	(10,105)	(752)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	18,001	54,733	(31,508)
Accounts payable	(5,128)	(8,786)	946
Accrued restructuring costs	13,507	11,644	—
Accrued liabilities	589	(9,340)	(497)
Accrued compensation	(2,311)	(9,436)	6,919
Income taxes payable	(3,970)	(17)	(632)
Deferred revenues	(5,793)	(18,965)	2,677
Other assets and liabilities	6,624	22,292	(10,206)

Net cash provided by (used in) operating activities	(38,657)	26,254	24,625

Cash flows from investing activities:
Acquisition of property and equipment	(6,694)	(15,085)	(22,917)
Capitalized software development costs	(969)	(852)	(1,000)
Purchase of investments	(256,820)	(282,561)	(142,196)
Sales and maturities of investments	214,306	330,092	146,717
Acquisitions, net of cash acquired	22	(42,343)	(30,282)
Restricted cash	—	(1,982)	(20,475)

Net cash used in investing activities	(50,155)	(12,731)	(70,153)

Cash flows from financing activities:
Issuance of common stock, net	7,594	19,499	52,878
Repurchase and redemption of 5% of convertible bonds	—	(141,144)	—
Issuance of 3.75% convertible bonds	—	150,000	—
Acquisition of treasury stock	(4,697)	—	—
Repayment of loan to stockholder	—	—	1,431
Repayment of bank borrowings	—	—	(3,587)
Borrowings (repayment) of line of credit	(14,988)	130	9,764

Net cash provided by (used in) financing activities	(12,091)	28,485	60,486

Effect of exchange rate changes on cash and cash equivalents	1,774	(2,119)	(456)
Fiscal year synchronization of subsidiaries	—	(1,253)	—

Net increase (decrease) in cash and cash equivalents	(99,129)	38,636	14,502
Cash and cash equivalents at beginning of period	131,067	92,431	77,929

Cash and cash equivalents at end of period	$31,938	$131,067	$92,431

Supplemental cash flow information:
Cash paid for interest	$7,007	$6,822	$8,106
Cash paid for income taxes	$1,750	$2,100	$2,200

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Additional Paid in Capital	Loan to Stockholder			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock				Treasury Stock

	Shares	Amount			Shares	Amount

	(In thousands)
Balance at January 31, 2000	66,230	$66	$216,149	$(1,900)	(1,277)	$(29,488)	$16,499	$99,890	$301,216

Net loss	—	—	—	—	—	—	—	(76,391)	(76,391)
Unrealized loss on investments	—	—	—	—	—	—	(19,218)	—	(19,218)
Currency translation adjustments	—	—	—	—	—	—	2,008	—	2,008

Comprehensive loss	—	—	—	—	—	—	(17,210)		(93,601)

Common stock issued upon acquisitions	7,677	8	432,585	—	—	—	—	—	432,593
Common stock issued upon exercise of stock options	3,665	4	44,844	—	—	—	—	—	44,848
Common stock issued under stock purchase plan	266	—	8,030	—	—	—	—	—	8,030
Common stock issued for 401(k) match	28	—	1,084	—	—	—	—	—	1,084
Common stock issued for converted bonds	—	—	6	—	—	—	—	—	6
Tax benefit from stock plans	—	—	12,000	—	—	—	—	—	12,000
Compensation charge relating to common stock options	—	—	458	—	—	—	—	—	458
Loan to stockholder assumed in acquisition of EST	—	—	—	(1,181)	—	—	—	—	(1,181)
Repayment of loans to stockholders	—	—	—	1,431	—	—	—	—	1,431
Accrued interest on loans to stockholders	—	—	—	(137)	—	—	—	—	(137)

Balance at January 31, 2001	77,866	78	715,156	(1,787)	(1,277)	(29,488)	(711)	23,499	706,747
Fiscal year synchronization of subsidiaries	—	—	—	—	—	—	—	(1,253)	(1,253)

Net loss	—	—	—	—	—	—	—	(375,634)	(375,634)
Unrealized gain on investments	—	—	—	—	—	—	1,007	—	1,007
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	(2,557)	—	(2,557)
Currency translation adjustments	—	—	—	—	—	—	(2,504)	—	(2,504)

Comprehensive loss	—	—	—	—	—	—	(4,054)		(379,688)

Common stock issued upon exercise of stock options	1,291	1	11,385	—	—	—	—	—	11,386
Common stock issued under stock purchase plan	561	1	8,112	—	—	—	—	—	8,113
Common stock issued for 401(k) match	145	—	2,691	—	—	—	—	—	2,691
Compensation charge relating to stock options	—	—	251	—	—	—	—	—	251
Accrued interest on loans to stockholders	—	—		(106)	—	—	—	—	(106)

Balance at January 31, 2002	79,863	80	737,595	(1,893)	(1,277)	(29,488)	(4,765)	(353,388)	348,141
Net loss	—	—	—	—	—	—	—	(106,864)	(106,864)
Unrealized gain on investments	—	—	—	—	—	—	1,078	—	1,078
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	2,557	—	2,557
Currency translation adjustments	—	—	—	—	—	—	1,774	—	1,774

Comprehensive income (loss)	—	—	—	—	—	—	5,409		(101,455)

Common stock issued upon exercise of stock options	577	1	3,936	—	—	—	—	—	3,937
Common stock issued under stock purchase plan	926	1	3,656	—	—	—	—	—	3,657
Common stock issued for 401(k) match	409	—	2,455	—	—	—	—	—	2,455
Common stock repurchases	—	—	—	—	(959)	(4,697)	—	—	(4,697)
Accrued interest on loans to stockholders	—	—	—	(113)	—	—	—	—	(113)

Balance at January 31, 2003	81,775	$82	$747,642	$(2,006)	(2,236)	$(34,185)	$644	$(460,252)	$251,925

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   DESCRIPTION OF THE BUSINESS

     Wind River is a leading supplier of embedded software and services for embedded systems. An embedded system consists of a microprocessor, or a series of microprocessors, and related software and is used to control, monitor or assist the operation of electronic devices, equipment and machinery. Embedded systems are used in diverse products such as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation devices. Wind River’s products help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles. Wind River sells its products to customers in a variety of markets, including the aerospace, automotive, digital imaging, industrial measurement and networking markets.

     Wind River markets its products and services in North America, Europe (including the Middle East and Africa, “EMEA”), Japan and the Asia Pacific region, primarily through its own direct sales organization, which consists of sales persons and field engineers. Wind River also licenses distributors, primarily in international regions, to serve customers in regions not serviced by its direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. Wind River has a reporting year ending January 31 while through December 31, 2001, its international subsidiaries had a reporting year ending December 31. Effective January 31, 2002, all of Wind River’s overseas subsidiaries changed their reporting year-end from December 31 to January 31. For the quarter ended January 31, 2002, a loss of $1.3 million recorded by the affected subsidiaries during the period between January 1, 2002 and January 31, 2002, has been recognized as a cumulative adjustment to accumulated deficit. The Consolidated Financial Statements for fiscal 2003, 2002 and 2001 include the international subsidiaries financial position as of January 31, 2003, January 31, 2002 and December 31, 2000, respectively, and include the international subsidiaries statements of operations for the year ended January 31, 2003, December 31, 2001 and December 31, 2000, respectively.

     All historical financial information has been restated to reflect the acquisition of Integrated Systems, Inc., (“Integrated Systems”) in the first quarter of fiscal 2001, which was accounted for as a pooling of interests. Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase. Certain amounts have been reclassified to conform to the current years’ presentation.

     Principles of Consolidation. The Consolidated Financial Statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, deferred taxes and the outcome of litigation and other contingencies. Actual results could differ from those estimates and could affect future operating results.

     Cash, Cash Equivalents and Investments. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Investments with remaining maturities greater than three months and less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity until disposition. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense. In fiscal 2003 and 2002, sales of investments were $144.0 million and $242.0 million, respectively, and maturities of investments were $70.3 million and $88.1 million, respectively. See also “Restricted Cash” below.

     Other Assets. Current assets include inventory, prepaid expenses, investment interest and the current portion of deferred taxes. Other long-term assets include various investments in private companies (over which Wind River exerts no significant influence), security deposits, prepaid expenses, capitalized research and development costs and bond issuance costs. Investments in private companies are accounted for using the cost method of accounting and subject to adjustment for impairment.

     Risks and Uncertainties. Wind River’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. Wind River’s investments consist of investment grade securities managed by qualified professional investment managers. The investment policy is intended to limit Wind River’s exposure to concentrations of credit risk.

      During the last two fiscal years, Wind River’s revenues have declined as a result of the effects of general economic conditions on its customer base. As a result Wind River has undertaken various restructuring plans and cost control measures in order to reduce operating expenditures to a level more closely aligned with anticipated revenues. In addition, during the fourth quarter of fiscal 2003, Wind River began transitioning portions of its software licensing from a perpetual model to a subscription-based model. In the short term, Wind River’s liquidity will be affected by the realization of anticipated revenues, the level of acceptance of its new model by current and potential customers and the need to settle remaining liabilities arising from the restructuring plans implemented in the last fiscal year.

     Wind River’s accounts receivable results primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. As noted below under “Revenue Recognition,” Wind River performs on-going credit evaluations of its customers’ financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses. Additions to the allowance for doubtful accounts were approximately $964,000, $4.4 million and $687,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Charges against the allowance were approximately $1.9 million for both the years ended January 31, 2003 and 2002 and $420,000 for the year ended 2001.

     No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2003, 2002 or 2001. Revenues from sales to customers outside of North America represented approximately 42%, 39% and 31% of total revenue in fiscal 2003, 2002 and 2001, respectively.

     Fair Value of Financial Instruments. For certain of Wind River’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. Wind River has certain other minority investments in private companies. These investments are included in other long-term assets on Wind River’s balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Wind River recorded impairment losses of $4.0 million and $6.9 million during fiscal 2003 and 2002, respectively, relating to these investments. As a result of these write-downs, Wind River has no remaining investment book value on its balance sheet relating to private companies as of January 31, 2003. These investments had previously been included as a component of other long-term assets on its balance sheet and were carried at cost.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Internal Use Software. Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two to five year period.

     Software Development Costs. Wind River accounts for software development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is ready for production. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues. Research and development expenditures are charged to product development and engineering in the period incurred. The amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2003, 2002 and 2001 were $988,000, $1.5 million and $2.4 million, respectively. As of January 31, 2003 and 2002, Wind River had capitalized software costs with a net book value of $846,000 and $1.1 million, respectively.

     Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets are amortized over the estimated useful lives ranging from one year to four years on a straight-line basis. Intangible assets acquired subsequent to June 30, 2001 have been accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” (“SFAS 141”) and have been amortized in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). For all other intangible assets, Wind River adopted the provisions of SFAS 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment. Wind River performs its annual impairment assessment of goodwill during its second fiscal quarter.

     Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets when circumstances

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. See Note 3, “Acquisitions and Dispositions.”

     Restricted Cash. As of January 31, 2003, restricted cash consisted of the investments held as collateral under the operating lease of Wind River’s headquarters. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. See Note 16, “Subsequent Events.”

     Derivative Financial Instruments. In the first quarter of fiscal 2002, Wind River adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

     Wind River designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change.

     Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2003, Wind River had outstanding forward contracts with notional amounts of $7.9 million. The fair value of these contracts as of January 31, 2003 was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

     Revenue Recognition. Wind River derives revenue from two sources: (i) product revenue and (ii) service revenue. Product revenues consist of royalties and fees for operating systems and fees for the use of development tools. Wind River licenses its software products under perpetual licenses as well as time-based term licenses, such as the subscription-based arrangements in its newly introduced Integrated Embedded Platform products. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Maintenance contract renewals are generally sold separately from Wind River’s products. Wind River’s customers consist of end users, distributors, original equipment manufacturers, system integrators and value-added resellers. Agreements generally do not allow the right of return or sales price adjustments.

     Wind River recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”); and Staff Accounting Bulletin 101 “Revenue Recognition” (“SAB 101”).

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Wind River recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

     Persuasive evidence of an arrangement exists. It is Wind River’s customary practice to have written non-cancelable contracts and a customer purchase order prior to recognizing revenue on an arrangement.

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

     Wind River recognizes revenues from one-year, time-based licenses and subscription-based licenses ratably over the term of the agreement. For multi-year time-based licenses, Wind River defers recognition of the fees associated with the VSOE of the maintenance and support over the term of the license and recognizes the residual contract amount in the period in which the agreement is signed, so long as it has VSOE for undelivered elements, which typically consist of maintenance and support. Where VSOE does not exist for undelivered elements, Wind River recognizes the fees ratably over the term of the multi-year license.

     Wind River recognizes fees from its enterprise license model subscriptions ratably over the term of the subscription license agreement.

     Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of royalty reports related to the sale of product to an end-user, depending on Wind River’s historical experience with these customers.

     Professional service revenues are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of its software products. Revenue from these services is recognized separately from the license fee because the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

     Contract accounting is utilized for services revenues from fixed-price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

     Service revenues from time-and-materials professional services contracts are recognized as the services are performed.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which in most instances is one year. Service revenues from training and consulting are recognized when the services are provided.

     The vendor’s fee is fixed or determinable. At the time of each transaction, Wind River assesses whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. If any portion of a fee is due after Wind River’s standard payment terms, which are generally no greater than 90 days from invoice date, Wind River accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

     Collection is probable. Wind River assesses probability of collection based on a number of factors, including its past transaction history with the customer and the credit-worthiness of the customer. New customers and certain existing customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay according to the original terms of the arrangement. Based on Wind River’s review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

     Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. Wind River must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

     Funded Research and Development. Wind River accounts for funded research and development from its Center of Excellence program and other similar arrangements as an offset to gross research and development expenses. Funded research and development was $4.5 million in both fiscal 2003 and 2002 and $1.0 million in fiscal 2001.

     Restructuring charges. Restructuring charges are comprised primarily of severance and associated employee termination costs related to the reduction of Wind River’s workforce in fiscal 2003 and 2002, and costs associated with the consolidation of excess facilities. Wind River accounts for each of these costs in accordance with Staff Accounting Bulletin 100, “Restructuring and Impairment Charges” (“SAB 100”). In addition, Wind River accounts for the individual components of its restructuring activities as discussed further below.

     Wind River accounts for the costs associated with the reduction of its workforce in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and SAB 100. Accordingly, Wind River records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits Wind River to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by Wind River are not associated with nor do they benefit continuing activities.

     Wind River accounts for the costs associated with the consolidation of excess facilities in accordance with EITF 88-10, “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Accordingly, Wind River records the costs associated with excess facilities when the related leased property has no substantive future use or benefit to us. Wind River’s estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. The adoption of SFAS No. 146,

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

“Accounting for Exit or Disposal Activities” (“SFAS 146”), on January 1, 2003 had no impact on Wind River’s previously accrued costs associated with its restructuring plans.

     Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

     Stock-Based Compensation. Wind River accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), Financial Accounting Standards Board Interpretations (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB No. 25” (“FIN 44”), FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123” (“SFAS 148”).

     Under APB 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Wind River’s stock and the exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instruments. The pro forma disclosures of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method are presented in Note 11, “Stock-based Compensation Plans.”

     Wind River accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Wind River uses the Black-Scholes option-pricing model to value options granted to non-employees.

     Pro Forma Disclosures. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended January 31, 2003, 2002 and 2001:

	Years Ended January 31,

	2003	2002	2001

Risk free interest rates	3.06%	4.53%	5.65%
Expected volatility	104.8%	74.5%	70.0%
Expected option life (in years)	5.0	5.2	5.0
Expected dividends	—	—	—

     The weighted average fair value per share of options granted in fiscal years 2003, 2002 and 2001 was $4.35, $9.61 and $22.51, respectively.

     Wind River has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model, with the following assumptions for rights granted in fiscal years 2003, 2002 and 2001.

	Years Ended January 31,

	2003	2002	2001

Risk free interest rates	4.38%	4.62%	5.65%
Expected volatility	101.2%	76.9%	70.0%
Expected option life (in years)	0.5	0.5	0.5
Expected dividends	—	—	—

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Wind River applies the provisions of APB 25 and related Interpretations in accounting for stock based compensation arrangements. Had compensation expense under these arrangements been determined pursuant to SFAS 123, Wind River’s net loss and net loss per share would have been:

	Years Ended January 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net loss:
As reported	$(106,864)	$(375,634)	$(76,391)
Pro forma	(163,230)	(444,153)	(125,762)
Net loss per share:
Basic and diluted:
As reported	$(1.35)	$(4.84)	$(1.05)
Pro forma	(2.07)	(5.73)	(1.74)

     The pro forma amounts include compensation expense related to fiscal 2003, 2002 and 2001 stock option grants and purchases of common stock under the Purchase Plan only. The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share in fiscal 2003, 2002 and 2001 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

     Income Taxes. Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Wind River’s Consolidated Financial Statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence.

     Net Income (Loss) Per Share. Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if-converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive. See Note 9, “Net Loss Per Share Computation.”

     Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss), for Wind River, results from foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and fair value remeasurement of interest rate swap.

     The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other comprehensive income (loss), along with translation adjustments.

     Recent Accounting Pronouncements. In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In addition, SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. SFAS 145 is effective for all financial statements issued subsequent to May 15, 2002. The adoption of the statement did not have a material impact on Wind River’s results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3. The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 may result in Wind River’s recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period. Wind River adopted SFAS 146 in January 2003, which is effective for any restructuring activities initiated from January 1, 2003 onwards.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee in addition to providing additional disclosures on such guarantees. The liability would be recorded at fair value on the date the guarantee is issued. The disclosure requirements of FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are effective after December 31, 2002. As of January 31, 2003, Wind River adopted the disclosure requirements of FIN 45. See Note 13, “Commitments and Contingencies — Guarantor Arrangements.” Wind River adopted the recognition and measurement provisions of FIN 45 for contracts entered into after January 1, 2003. See Note 3, “Acquisitions and Dispositions.” The adoption of FIN 45 did not have a material impact on Wind River’s results of operations, financial position or cash flows.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Wind River is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, which encourages the adoption of the accounting provisions of SFAS 123 and requires additional disclosures, including interim financial statements, for all companies regardless of whether or not they adopt the accounting provisions of SFAS 123. This annual disclosures required by this statement are effective for Wind River’s consolidated financial statements for the year ended January 31, 2003 and the new interim disclosure provisions are effective for the first quarter of fiscal 2004. Wind River’s adoption of SFAS 148 had no material impact on its results of operations, financial position or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Wind River is currently assessing the impact of the pronouncement on its consolidated financial statements.

NOTE 3:   ACQUISITIONS AND DISPOSITIONS

Pooling of Interest Combinations

     On February 15, 2000, Wind River completed its acquisition of Integrated Systems in a stock-for-stock merger transaction. In connection with the merger: (a) each outstanding share of Integrated Systems common stock was exchanged for 0.92 of a share of Wind River common stock, resulting in the issuance of an aggregate of 22,499,895 shares of Wind River common stock for all outstanding shares of Integrated Systems common stock; and (b) all options to purchase shares of Integrated Systems common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase 4,133,128 shares of Wind River common stock. The merger has been accounted for as a pooling of interests, and all financial data of Wind River has been restated to include the historical financial information of Integrated Systems. Wind River and Integrated Systems incurred approximately $25.2 million of costs associated with the merger. In fiscal 2003 and 2002, $406,000 and $1.1 million, respectively, of previously accrued excess facility costs were reversed due to Wind River’s ability to exit leases earlier than anticipated.

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

     During the year ended January 31, 2003, Wind River made payments of $109,000 and reversed approximately $406,000 related to accrued excess facility costs. As of January 31, 2003, acquisition accruals totaled $439,000.

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

     On March 31, 2000, Wind River completed its acquisition of Embedded Support Tools Corporation (“Embedded Support Tools”) in a stock-for-stock merger transaction. Embedded Support Tools is a provider of integrated hardware and software for programming, testing and debugging embedded systems. In connection with the acquisition: (a) each outstanding share of Embedded Support Tools common stock was exchanged for 0.4246

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3:   ACQUISITIONS AND DISPOSITIONS (Continued)

of a share of Wind River common stock, resulting in the issuance of an aggregate of 5,474,788 shares of Wind River common stock for all outstanding shares of Embedded Support Tools common stock; and (b) all options to purchase shares of Embedded Support Tools common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 1,122,855 shares of Wind River common stock. The total purchase price of $331.6 million consisted of common stock with a fair market value of $275.7 million, options assumed with a fair market value of $51.5 million, assumed liabilities of $6.2 million and merger costs of $1.9 million. Wind River recorded an expense of $3.7 million for in-process research and development, which was charged against earnings in the first quarter of fiscal year 2001.

     On May 1, 2000, Wind River acquired AudeSi Technologies Inc. (“AudeSi”) in a transaction involving Canadian exchangeable shares. AudeSi is a supplier of Java™ based tools and other components for building flexible, multi-application consumer devices. In connection with the acquisition: (a) each outstanding share of AudeSi common stock was exchanged for 0.0927 of an exchangeable share in AudeSi and each such exchangeable share is or will be by its terms, exchangeable on a share-for-share basis for a share of Wind River common stock (the exchange of all such exchangeable shares requiring the ultimate issuance of an aggregate of 957,169 shares of Wind River common stock); and (b) all options to purchase AudeSi common stock outstanding immediately prior to the consummation of the acquisition were converted into options to purchase 119,488 shares of Wind River common stock. The total purchase price of $52.4 million consisted of common stock with a fair market value of $47.2 million, options assumed with a fair market value of $4.7 million and merger costs of $500,000. In connection with the acquisition, Wind River recorded an expense of $1.0 million for in-process research and development, which was charged against earnings in the second quarter of fiscal year 2001.

     On July 14, 2000, Wind River acquired ICESoft AS (“ICESoft”), a developer of embedded Internet browsing technologies for intelligent devices. The total purchase price of $24.6 million consisted of cash consideration of $24.5 million and acquisition costs of approximately $100,000. ICESoft was located in Norway and is considered an international entity; therefore, the results of its operations were included from the date of acquisition.

     On October 24, 2000, Wind River completed its acquisition of Rapid Logic, Inc. (“Rapid Logic”) in a stock-for-stock merger transaction. Rapid Logic is a provider of advanced device management technologies for networking equipment and other intelligent devices. In connection with the acquisition: (a) each outstanding share of Rapid Logic common stock was exchanged for 0.0730 of a share of Wind River common stock, resulting in the issuance of an aggregate of 1,244,940 shares of Wind River common stock for all outstanding shares of Rapid Logic common stock; and (b) all options to purchase shares of Rapid Logic common stock outstanding immediately prior to the consummation of the acquisition were converted into fully-vested options to purchase 126,298 shares of Wind River common stock. The total purchase price of approximately $57.5 million consisted of common stock with a fair market value of $51.8 million, options assumed with a fair market value of $5.0 million and merger costs of $700,000. In connection with the acquisition, Wind River recorded an expense of $3.25 million for in-process research and development, which was charged against earnings in the fourth quarter of fiscal year 2001.

     On April 18, 2001, Wind River purchased certain identified software products, including an operating system for digital signal processors from Eonic Systems, NV (“Eonic”). The total purchase price of $15.5 million consisted of $15.0 million in cash and $542,000 in acquisition related costs.

     On May 4, 2001, Wind River purchased from Berkeley Software Design, Inc. (“BSDI”) certain identified software assets, including the BSDI operating system, a UNIX based code suitable for various Internet applications. The total purchase price of $23.4 million consisted of $22.9 million in cash and $507,000 in acquisition related costs. Prior to the closing of the transaction, Wind River loaned $7.5 million to BSDI to repay BSDI creditors.

     On October 10, 2001, Wind River purchased the assets of the Telenetworks division of Next Level Communications, Inc. (“Telenetworks”). The assets acquired in the transaction include software stacks that implement the signaling and control mechanisms used in voice-over-IP networks, customer lists and other assets.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: ACQUISITIONS AND DISPOSITIONS (Continued)

The purchase allows Wind River to further develop their presence in the voice/data convergence area and in wireless space. The total net purchase price of $5.6 million consisted of $5.5 million in net cash and $100,000 in acquisition related costs.

     The table below sets forth the amortization expense, foreign currency translation and other adjustments for the cumulative period from the date of acquisition through January 31, 2003 and the net book value of goodwill and purchased intangibles as of January 31, 2003 for certain acquisitions completed during fiscal years ended January 31, 2002, 2001 and 2000:

	Tele- networks	BSDI	Eonic	Rapid Logic	ICESoft	AudeSi	Embedded Support Tools	Software Development Systems	Other	Total

					(In thousands)
Total at acquisition
Goodwill	$2,354	$20,073	$11,664	$49,028	$23,961	$50,180	$317,393	$23,018	$5,447	$503,118
Purchased intangibles	2,875	3,410	3,870	7,000	750	1,100	15,800	12,100	4,172	51,077

	5,229	23,483	15,534	56,028	24,711	51,280	333,193	35,118	9,619	554,195
Dispositions
Goodwill	—	215	—	—	3,062	—	—	—	—	3,277
Purchased Technology	—	—	—	—	468	—	—	—	—	468

	—	215	—	—	3,530	—	—	—	—	3,745
Impairments
Goodwill	—	—	—	24,024	15,255	35,397	167,481	13,811	—	255,968
Purchased intangibles	1,996	—	2,257	—	—	440	—	977	—	5,670

	1,996	—	2,257	24,024	15,255	35,837	167,481	14,788	—	261,638
Accumulated amortization,
foreign translation and other
adjustments
Goodwill	—	3,960	2,187	14,841	5,644	14,632	107,474	7,385	4,022	160,145
Purchased intangibles	879	1,492	1,613	3,970	282	552	11,192	10,837	3,474	34,291

	879	5,452	3,800	18,811	5,926	15,184	118,666	18,222	7,496	194,436
Net book value as of Jan. 31, 2003
Goodwill	2,354	15,898	9,477	10,163	—	151	42,438	1,822	1,425	83,728
Purchased intangibles	—	1,918	—	3,030	—	108	4,608	286	698	10,648

	$2,354	$17,816	$9,477	$13,193	$—	$259	$47,046	$2,108	$2,123	$94,376

Fiscal year acquired	2002	2002	2002	2001	2001	2001	2001	2000	various

Impairment of Goodwill and Purchased Intangibles

     During the second and fourth quarters of both fiscal 2003 and fiscal 2002, Wind River identified indicators of possible impairment of goodwill and other acquired intangible assets relating to previous acquisitions. These indicators included the deterioration in the business climate, recent changes in sales and cash flow forecasts, strategic plans for some of the acquired businesses and significant declines in the market values of companies in the embedded software industry. Accordingly, Wind River compared the undiscounted cash flows associated with the acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River recorded aggregate charges of $4.3 million and $257.4 million during fiscal 2003 and 2002, respectively. The entire charge for fiscal 2003 and $1.4 million of the charge for fiscal 2002 related to the impairment of purchased intangible assets; and $256.0 million of the charge for fiscal 2002 related to the impairment of goodwill. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased intangible assets, as follows:

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3:   ACQUISITIONS AND DISPOSITIONS (Continued)

	Impairment Expense For Years Ended January 31,

	2003	2002

	(In thousands)
Eonic	$2,257	$—
Telenetworks	1,996	—
Embedded Support Tools	—	167,481
AudeSi	—	35,837
Rapid Logic	—	24,024
ICESoft	—	15,255
Software Development Systems, Inc	—	14,788

Total	$4,253	$257,385

     The impairment review of those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and purchased intangibles using discount rates ranging from 17% to 30% and 17% to 23% for fiscal 2003 and 2002, respectively. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River’s best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2003 and 2002, Wind River had net book values of goodwill and purchased intangible assets of approximately $94.4 million and $108.4 million, respectively. Accumulated amortization for intangibles as of January 31, 2003 and 2002 was $194.4 million and $183.4 million, respectively. Amortization expense relating to completed technology for fiscal years ended January 31, 2003, 2002 and 2001 was $6.7 million, $8.1 million and $7.7 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $10.6 million in net book value as of January 31, 2003 will continue to be amortized in accordance with SFAS 142.

     Wind River adopted SFAS 142 on February 1, 2002, and accordingly, ceased amortizing goodwill with net book value totaling $83.7 million, including $8.5 million of acquired workforce previously classified as purchased intangibles. The following table presents the impact of SFAS 142 on net loss and net loss per share had SFAS 142 been applicable for the years ended January 31, 2003, 2002 and 2001:

	Fiscal Years Ended

	2003	2002	2001

	(In thousands, except per share amounts)
Reported loss	$(106,864)	$(375,634)	$(76,391)
Adjustments:
Amortization of goodwill and other	—	65,634	84,704
Amortization of acquired workforce previously classified as
purchased intangible assets	—	3,119	1,367

Net adjustments	—	68,753	86,071

Adjusted net income (loss)	$(106,864)	$(306,881)	$9,680

Reported net loss per share — basic and diluted	$(1.35)	$(4.84)	$(1.05)
Adjusted net income (loss) per share:
Basic	$(1.35)	$(3.96)	$0.13
Diluted	$(1.35)	$(3.96)	$0.12

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3:   ACQUISITIONS AND DISPOSITIONS (Continued)

     The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year Ended January 31,	Amount (In thousands)

2004	$6,923
2005	2,812
2006	913
2007	—

Total	$10,648

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

     SFAS 142 also requires that Wind River test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Wind River has determined that it will conduct its annual impairment tests during its second fiscal quarter. The deterioration in the business climate, recent changes in sales and cash flow forecasts, strategic plans for some of the acquired businesses and significant declines in market values of companies in the embedded software industry, as well as the decline in Wind River’s current product sales in the second quarter and fourth quarter of fiscal 2003 were factors that also required Wind River to evaluate the fair value of the goodwill. Therefore, during the quarter ended July 31, 2002, Wind River completed its annual impairment test and its second quarter trigger test with the assistance of a third-party valuation consultant, and concluded that there was no impairment of goodwill. In addition, during the quarter ended January 31, 2003 Wind River completed its fourth quarter trigger test and again concluded that there was no impairment of goodwill. The discounted cash flow method was the primary method used to determine the fair values for SFAS 142 impairment purposes. The assumptions supporting the cash flows, including the discount rate, which was assumed to be 17%, were determined using Wind River’s best estimates as of the date of the impairment review.

Dispositions

     During fiscal 2002, Wind River sold ICESoft for $1.0 million in cash and a maximum of $4.0 million to be paid quarterly over three years. The sale of ICESoft resulted in a net loss of approximately $1.3 million, which has been included in other income and expense in the consolidated statements of operations. During fiscal 2003, Wind River recorded a further charge of $1.3 million related to the write-down of its receivable from ICESoft for disposal proceeds.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

     Cash equivalents and investments consist of the following:

	As of January 31,

	2003	2002

	(In thousands)
Money market funds	$22,673	$68,447
U.S. government and agency obligations	45,798	49,356
Corporate bonds	61,515	74,497
Other debt securities	86,159	57,305

Total available-for-sale securities	216,145	249,605
Less amounts classified as cash equivalents	(23,674)	(104,944)

Marketable securities sub-total	192,471	144,661
Publicly traded securities	214	839

Total market value of investments	192,685	145,500
Unrealized gain on marketable securities	2,391	892
Unrealized gain (loss) on publicly traded securities	(41)	117

Total unrealized gain on investments	2,350	1,009

Total cost of investments	$190,335	$144,491

     The principal source of the unrealized gains on marketable securities was corporate bonds. Publicly traded securities as of January 31, 2003 and 2002 are composed of the market value of Wind River’s stock holdings in Insignia, e-Sim and Tvia.

     Gross realized gains and losses from the sale of securities classified as available-for-sale and publicly held investments were a loss of $500,000 in fiscal 2003 and gains of $3.0 million and $10.9 million in fiscal 2002 and 2001, respectively. The loss in fiscal 2003 was primarily attributable to pay downs on its available-for-sale investments. These losses and gains have been recognized within other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

     Wind River recorded an impairment on its publicly traded securities of $467,000 and $4.4 million during fiscal 2003 and 2002, respectively. In each case the impairment represented the amount of other-than-temporary decline as of the date of impairment.

     The contractual maturities of marketable fixed-income securities, regardless of their balance sheet classification, were as follows:

As of January 31, 2003

(In thousands)
Due in 1 year or less	$31,110
Due in 1–2 years	65,622
Due in 2–5 years	70,204
Due in 5 years or more	25,535

Total marketable securities	$192,471

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4:   CERTAIN BALANCE SHEET COMPONENTS (Continued)

   Private Investments

     Wind River also has certain other minority investments in private companies. These investments are included in other long-term assets on Wind River’s balance sheet and are carried at cost, subject to adjustment for impairment. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. Wind River recorded losses of $4.0 million and $6.9 million during fiscal 2003 and 2002, respectively, relating to these investments. As a result of these write-downs, Wind River has no remaining investment book value on its balance sheet relating to private companies as of January 31, 2003. These investments had previously been included as a component of other long-term assets on its balance sheet and were carried at cost.

Accounts Receivable

     Accounts receivable consist of the following:

	As of January 31,

	2003	2002

	(In thousands)
Billed receivables	$44,935	$67,344
Unbilled receivables	4,102	1,055

	49,037	68,399
Less allowance for doubtful accounts	(6,908)	(7,290)

Accounts receivable, net of allowances	$42,129	$61,109

Unbilled receivables primarily consist of amounts recognized as revenue under percentage of completion contracts.

Property and Equipment

     Property and equipment consist of the following:

	As of January 31,

	2003	2002

	(In thousands)
Land and buildings	$27,751	$27,751
Computer equipment and software	86,840	82,132
Furniture and equipment	18,568	18,040
Leasehold improvements	8,459	7,561

	141,618	135,484
Less accumulated depreciation and amortization	(96,000)	(75,680)

Property and equipment, net	$45,618	$59,804

NOTE 5:   DERIVATIVE FINANCIAL INSTRUMENTS

     In March 1998, Wind River entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its first floating rate operating lease for its corporate headquarters. The interest rate swap effectively changed Wind River’s interest rate exposure on its operating lease, which based on the one-month London Interbank offering rate (“LIBOR”), to a fixed rate of 5.9%. In January 2001, Wind River entered into a second interest rate swap agreement to mitigate the impact of changes in interest rates on its second floating rate operating lease for additional construction at its headquarters facility. This second interest rate swap changes Wind River’s interest rate exposure on its second operating lease, which is based on the one-month LIBOR, to a fixed rate of 5.6%. During

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5:   DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

the periods in which the interest rate swap agreements were outstanding the fair value of these interest rate swap liabilities were recorded as an other long-term liability and as a component of comprehensive loss in stockholders’ equity. In November 2002, Wind River settled each swap agreement and recorded a charge of $3.9 million for both instruments.

     Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2002, Wind River had no outstanding forward contracts. As of January 31, 2003, Wind River had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	1.9 million	1.5 million	384.3 million
Rate:	1.6085	1.0563	119.4800
USD Equivalent:	$3,049,310	$1,582,050	$3,220,258
Maturity Date:	2/14/03	2/14/03	2/14/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of January 31, 2003 the fair value of the above contracts was not significant.

NOTE 6:   RESTRUCTURING AND OTHER CHARGES

     Restructuring and other charges consists of costs of $32.7 million and $21.7 million in the years ended January 31, 2003 and 2002, respectively, associated with restructuring programs implemented by Wind River in those years, and costs of $3.7 million in the year ended January 31, 2003 associated with the settlement of litigation and related remediation efforts. There were no restructuring and other charges in fiscal 2001.

     Restructuring Costs. In response to market conditions and the decline in its revenues, in both fiscal 2003 and 2002, Wind River implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. Wind River’s restructuring plans have been based on certain assumptions regarding the cost structure of its business and the nature and severity of the current industry adjustment and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretional spending on items such as consulting and travel. As a result of the headcount reductions, Wind River eliminated an aggregate of 1,066 employee positions in fiscal 2003 and 2002, which represented approximately one-half of its employee base as of the beginning of fiscal 2002. Wind River’s restructuring programs for fiscal 2003 were initiated prior to Wind River’s adoption of SFAS 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10.

     As a result of the decision to restructure its business, Wind River recorded net restructuring charges of $32.7 million and $21.7 million during fiscal 2003 and 2002, respectively, which in each case were classified as operating expenses. As of January 31, 2003, the remaining restructuring liabilities related to the fiscal 2003 restructuring programs totaled $18.7 million. As of January 31, 2003, there were no remaining restructuring liabilities related to the restructuring programs for fiscal 2002. The following table provides detailed restructuring liabilities for the years ended January 31, 2003 and 2002, and the aggregate remaining restructuring liabilities as of January 31, 2003:

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: RESTRUCTURING AND OTHER CHARGES (Continued)

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total

	(In thousands)
Fiscal 2002:
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)

Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)

Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243
Fiscal 2003:
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717

     The worldwide work force reductions implemented by Wind River in fiscal 2002 resulted in the reduction of 475 employees, and were fully completed during fiscal 2003. The worldwide work force reductions implemented by Wind River during fiscal 2003 will be substantially completed in the first half of fiscal 2004. When completed, the fiscal 2003 restructurings will result in the reduction of 591 regular employees from our operations in North America, EMEA, Asia Pacific and Japan. Each workforce reduction affected, and will affect, all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration. In addition, Wind River reduced the number of contractors and temporary workers used by it as a result of the fiscal 2003 and 2002 restructuring programs. Wind River recorded net work force reduction charges of approximately $25.7 million and $20.1 million in fiscal 2003 and 2002, respectively, relating primarily to severance payments and the continuation of benefits. Equipment disposed of or removed from operations as a result of the work force reduction resulted in non-cash charges of $206,000 and $765,000 in fiscal 2003 and 2002, respectively, and consisted primarily of computer equipment.

     Wind River recorded a net restructuring charge of $3.5 million and $1.5 million during fiscal 2003 and 2002, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for Wind River’s leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million against the original $8.4 million charge recorded in the second quarter of fiscal 2002 after it determined that it would be more efficient and cost-effective if certain of such excess facilities continued to be used by Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, Wind River

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6:   RESTRUCTURING AND OTHER CHARGES (Continued)

recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. As of January 31, 2003, there were no remaining liabilities relating to excess facilities provided for during the fiscal 2002 restructuring. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2007, unless Wind River successfully negotiates to exit the leases at an earlier date.

     During fiscal 2003, Wind River recorded a restructuring charge of $3.5 million from other items primarily relating to research and development activities that management decided to discontinue during the quarter.

     Litigation-related costs. During fiscal 2003, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts. There were no litigation costs for fiscal 2002 and 2001.

NOTE 7:   CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

     In July 1997, Wind River issued $140.0 million of 5.0% convertible subordinated notes, which were due to mature on August 1, 2002. The notes were subordinated to all existing and future senior debt and were convertible into shares of Wind River’s common stock at a conversion price of $32.33 per share. During fiscal 2002, Wind River repurchased and retired $81.9 million in face value of these convertible subordinated notes. In January 2002, Wind River redeemed all of the remaining convertible subordinated notes, or $58.1 million in face value, at a redemption price of 101% of the principal. The net impact of gains and losses on the repurchase, retirement and redemption of the 5.0% convertible subordinated notes was a gain of $252,000, net of taxes, which has been reflected in net other income and expense for the year ended January 31, 2002.

     In December 2001, Wind River issued $150.0 million of its 3.75% convertible subordinated notes due December 2006. The notes are subordinated to all existing and future senior debt and are convertible into shares of Wind River’s common stock. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, notes may be converted into Wind River’s common stock at any time, unless previously redeemed, at an initial conversion price of $24.115 per share. Based on the initial conversion price of $24.115 per share Wind River would be required to issue approximately 6.2 million shares of common stock to satisfy the conversion of all of the issued notes. Wind River may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter. Additionally, under specified circumstances Wind River may redeem the notes prior to December 2004. The estimated fair value for the convertible subordinated notes (with a carrying amount of $150.0 million as of January 31, 2003) was approximately $112.5 million as of January 31, 2003.

     The indenture under which the notes were issued provides that an event of default will occur if (i) Wind River fails to pay principal or premium on the notes, (ii) Wind River fails to pay interest on the notes and fails to cure such non-payment within 30 days, (iii) Wind River fails to perform any other covenant required of Wind River in the indenture and the failure is not cured or waived within 60 days, or (iv) Wind River or one of its significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either Wind River or any of its significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7:   CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS (Continued)

     As of January 31, 2002, Wind River had United States dollar equivalent net borrowings of $15.0 million from a line of credit obtained through its Japanese subsidiary for up to 2.1 billion Japanese yen or approximately $17.6 million. During the year ended January 31, 2003, Wind River repaid the entire line of credit obtained through its Japanese subsidiary.

NOTE 8:   PROVISION FOR INCOME TAXES

     Loss before income taxes is as follows:

	Years Ended January 31,

	2003	2002	2001

	(In thousands)
Domestic	$(95,505)	$(378,023)	$(67,736)
Foreign	(9,352)	4,200	3,700

Total	$(104,857)	$(373,823)	$(64,036)

     The provision for income taxes was composed as follows:

	Years Ended January 31,

	2003	2002	2001

	(In thousands)
Current
Federal	$—	$—	$10,202
State	245	—	1,746
Foreign	1,762	3,645	2,770

	$2,007	$3,645	$14,718

Deferred
Federal	$—	$(1,665)	$(2,209)
State	—	(169)	(154)

	—	(1,834)	(2,363)

Total	$2,007	$1,811	$12,355

     The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,

	2003	2002	2001

Expected rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.2	(0.7)	2.7
Goodwill amortization	—	5.7	48.8
Foreign taxes	0.3	0.5	3.0
In process technology write-off and impairment of goodwill	—	24.0	4.4
Research and development, net	(3.9)	—	(2.4)
Foreign sales corporation benefit	—	—	(1.0)
Losses and expenses without tax benefit	42.8	7.1	—
Other	(2.5)	(1.1)	(1.2)

Total	1.9%	0.5%	19.3%

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: PROVISION FOR INCOME TAXES (Continued)

     Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry-forwards. Their significant components are as follows:

	As of January 31,

	2003	2002

	(In thousands)
Depreciation and amortization	$900	$1,241
Net operating losses and tax credit carry-forwards	81,001	49,385
Employee benefit accruals	1,240	1,700
Accounts receivable reserves	3,962	2,266
Accrued expenses and other	16,273	3,602
Deferred revenues	488	400

Gross deferred tax assets	103,864	58,594

Software development costs	296	278
Purchased technology	5,440	3,949

Gross deferred tax liabilities	5,736	4,227

Net deferred tax assets	98,128	54,367
Less valuation allowance	(98,128)	(54,367)

	$—	$—

     As of January 31, 2003, the net operating loss carry-forwards for federal and state income tax purposes were approximately $67.5 million and $46.8 million that begin to expire in 2017 and 2005, respectively. As of January 31, 2003, Wind River had federal and state tax credit carry-forwards of approximately $10.4 million and $3.4 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2016 and the California tax credits will carry forward indefinitely.

     Wind River has determined that it is more likely than not that the net deferred tax asset recorded as of January 31, 2003 would not be recoverable against future earnings prior to expiration. Accordingly, Wind River established a full valuation allowance against its deferred tax assets. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of January 31, 2003 will be allocated to income tax benefit and additional paid-in-capital in the amounts of $75.6 million and $22.5 million, respectively.

     The valuation allowance increased approximately $43.8 million and $54.4 million during the years ended January 31, 2003 and 2002, respectively. There was no valuation allowance recorded as of January 31, 2001.

     As of January 31, 2003, deferred tax assets of approximately $19.1 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these loss and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9:   NET LOSS PER SHARE COMPUTATION

     In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation is presented below:

	Years Ended January 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Basic and diluted computation:
Net loss	$(106,864)	$(375,634)	$(76,391)
Weighted average common shares outstanding	79,035	77,544	72,467

Basic and diluted net loss per share	$(1.35)	$(4.84)	$(1.05)

     The effect of assumed conversion of the 3.75% convertible subordinated notes for shares of 6.2 million for both the years ended January 31, 2003 and 2002 and the 5.0% convertible subordinated notes for shares of 4.3 million for the year ended January 31, 2001 is anti-dilutive, and is therefore excluded from the above computation. If Wind River had recorded net income for the years ended January 31, 2003, 2002 and 2001, Wind River would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 731,000, 2.0 million and 5.3 million as of January 31, 2003, 2002 and 2001, respectively. Since Wind River has a net loss for the years ended January 31, 2003, 2002 and 2001, there is no difference between basic and diluted net loss per share.

NOTE 10:   COMMON STOCK

     In October 1999, Wind River’s Board of Directors adopted a share purchase rights plan declaring a dividend of one preferred share purchase right for each share of Wind River’s common stock outstanding on November 15, 1999. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $160.00 per 1/100th of a preferred share, subject to certain adjustments. The rights will not be distributed until the earlier of the date of a public announcement that a person or a group have acquired beneficial ownership of 15% or more of the outstanding common stock (“Acquiring Person”), or 10 business days following the commencement of, or announcement of an intention to commence a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person. The rights will expire on October 22, 2009, unless earlier redeemed or exchanged by Wind River.

     In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over two years. During the year ended January 31, 2003, Wind River repurchased 959,000 shares of Wind River common stock for an aggregate purchase price of approximately $4.7 million. Purchases were made on The Nasdaq National Market at prevailing open market prices and paid out of general corporate funds. Shares repurchased through the program are held as treasury stock.

NOTE 11:   STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

     As of January 31, 2003, Wind River has three main stock option plans: the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Non-Officer Stock Option Plan (the “NSO Plan”) and 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

     Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value, although non-statutory options granted under the 1998 Plan and the NSO Plan may be granted with an exercise price equal to 85% of the fair market value on the date of grant. Under each of these plans, options expire no later than ten years from the grant date. Under the 1998 Plan and the NSO Plan, the Board of Directors has the authority

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11:   STOCK-BASED COMPENSATION PLANS (Continued)

to set the terms of each option. Beginning in fiscal 2003, options generally become exercisable as to 50% of the option shares 18 months after the date of grant and as to the remaining 50% of the option shares 36 months after the date of grant; prior to fiscal 2003, options generally, became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). The Board of Directors may set different vesting schedules, including performance-based acceleration. Additionally, beginning in fiscal 2003, options generally had a term of 5 years; previously, options generally had a term of 10 years.

     The 1998 Plan provides for grants of options and other stock awards to employees, directors and consultants. An aggregate of 4.1 million shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under the 1998 Plan may be incentive stock options or non-statutory stock options. The NSO Plan provides for grants of non-statutory stock options to employees, excluding executive officers, and to consultants who are not officers or directors of Wind River. An aggregate of 14,750,000 shares of common stock have been reserved for issuance under the NSO Plan.

     The Directors’ Plan provides for automatic grants of non-statutory stock options to purchase Wind River common stock to directors of Wind River who are not employees of, or consultants to, Wind River or any affiliate of Wind River (“Non-Employee Directors”). The Directors’ Plan allows for the issuance of options to purchase a maximum of 337,500 shares of common stock. Initial options granted under each of these plans vest in annual increments over a period of four years from the date of grant, commencing on the date one year after the date of grant of the initial options. Subsequent options shall become 100% vested at the end of the one-year period following the date of grant as long as the optionee has attended 75% of the meetings of the board and committees on which he serves.

     In addition, in connection with the acquisitions of various companies, Wind River assumed the outstanding options issued under stock option plans of each acquired company. As of January 31, 2003, assumed options to purchase a total of 1.4 million shares of Wind River common stock were outstanding. No further grants may be made under any assumed plan. Additionally, Wind River entered into a non-statutory stock option agreement with an executive officer in October 1999 in connection with the hiring of such officer, under which the officer was granted an option to purchase 400,000 shares at an exercise price of $18.375, the fair market value on the date of grant. The option vests as to 25% of the shares on the first anniversary of the date of grant and thereafter at a rate of 1/48 per month. The assumed options and the executive officer’s option are included in the following table.

     Activity under all stock option plans described above is summarized as follows:

	Years Ended January 31,

	2003		2002		2001

	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share

	(In thousands, except for per share amounts)
Beginning balance	18,504	$21.62	17,798	$23.88	14,288	$16.61
Granted	4,954	5.66	4,955	14.75	8,658	30.72
Exercised	(577)	6.89	(1,291)	9.05	(3,665)	12.24
Canceled	(3,448)	21.98	(2,958)	29.30	(1,483)	22.55

Ending balance	19,433	17.92	18,504	21.62	17,798	23.88

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11: STOCK-BASED COMPENSATION PLANS (Continued)

     Options outstanding and exercisable as of January 31, 2003 from all option plans are as follows by exercise price ranges:

	Year Ended January 31, 2003

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

	(In thousands, except exercise price and contractual life data)
$0.21 – $4.07	492	3.35	$3.16	476	$3.19
4.25 – 5.00	4,118	4.44	4.99	38	4.69
5.28 – 10.40	3,245	7.89	9.58	1,353	9.46
10.96 – 14.99	2,030	7.00	13.13	1,250	13.17
15.00 – 20.90	2,446	6.85	17.60	1,828	17.51
21.00 – 27.33	2,321	5.87	24.08	1,914	24.33
27.42 – 34.75	2,519	7.21	32.21	1,751	32.18
34.81 – 43.25	2,075	7.57	38.42	1,423	38.24
43.50 – 60.50	187	7.53	46.21	116	46.31

0.21 – 60.50	19,433	6.45	17.92	10,149	22.23

     As of January 31, 2002 and 2001, options to purchase 9,420,000 and 6,895,000 shares of common stock were exercisable at a weighted average exercise price of $21.68 and $16.19, respectively. As of January 31, 2003, an aggregate of 4,455,301 shares were available for grant under all of Wind River’s option plans.

Employee Stock Purchase Plan

     In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at certain plan-defined dates. In fiscal 2003, 2002 and 2001, Wind River issued 926,000 shares, 561,000 shares and 266,000 shares, respectively, under the Purchase Plan. As of January 31, 2003, 1,525,000 shares were available for issuance under the Purchase Plan.

Stock-based Compensation

     For the fiscal year ended January 31, 2003, stock-based compensation was not significant. For the fiscal years ended January 31, 2002 and 2001, Wind River recognized stock-based compensation expense of $251,000 and $458,000, respectively. For options granted to non-employees in fiscal years 2002 and 2001, Wind River determined fair value using the Black-Scholes option-pricing model, with the following assumptions: expected volatility of 70%; risk-free interest rates of 5.50% and 6.49%, respectively; and deemed values of common stock between $14.99 and $30.00 per share.

NOTE 12: OTHER EMPLOYEE BENEFITS

     Wind River operates a 401(k) Plan, which covers substantially all of Wind River’s full time employees. Under Wind Rivers 401(k) Plan, Wind River makes an employer matching contribution equal to 50% of an employee’s salary contributions up to a total of 6% of that employee’s compensation. These matching contributions are made in the form of Wind River common stock and become vested over a four-year period. An independent third party administers the 401(k) Plan.

     During the years ended January 31, 2003, 2002 and 2001 Wind River contributed common stock with a fair value of approximately $2,455,000, $2,691,000 and $1,084,000 to the 401(k) Plan.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: COMMITMENTS AND CONTINGENCIES

Operating Leases

     Wind River leases certain property consisting of subsidiary headquarters, customer training facilities and sales facilities that expire at various dates through January 2022. Future minimum rental payments under non-cancelable operating leases subsequent to January 31, 2003 are as follows:

Years Ending January 31,	Operating Lease Rental Payments (1)	Synthetic Lease Payments, Net (2)	Total

	(In thousands)
2004	$11,493	$245	$11,738
2005	7,179	—	7,179
2006	3,831	—	3,831
2007	1,978	—	1,978
2008	1,674	—	1,674
Thereafter	10,063	—	10,063

Total	$36,218	$245	$36,463

(1)	Minimum future sublease income to be received under noncancelable subleases is approximately $3.1 million. As part of its restructuring reserve, Wind River has accrued approximately $1.4 million relating to future payments associated with leases for excess facilities.

(2)	Does not include the payment of the purchase price for the buildings pursuant to the exercise of the purchase options for the synthetic leases for Wind River headquarters as discussed in Note 16, “Subsequent Events” below.

     Total operating lease rental payments, and net synthetic lease payments during the years ended January 31, 2003, 2002 and 2001 were $10.7 million, $16.2 million and $14.8 million, respectively.

     In September 1997 and November 1999, Wind River entered into operating leases for its headquarters facility constructed on land owned by Wind River in Alameda, California. After consideration of various financing alternatives for the construction of its headquarters buildings on land owned by Wind River, the related economic impact of each alternative and the ability to retain control of the property, Wind River chose a form of financing that it believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of Wind River’s officers or employees had any financial interest in these synthetic lease arrangements. The operating leases provided Wind River with the option, at the end of their terms, to either acquire the buildings at the lessor’s original cost or arrange for the buildings to be acquired.

     Under the terms of the leases, Wind River was required to maintain compliance with certain financial covenants relating to minimum EBITDA, minimum tangible net worth and minimum net unencumbered cash. As of January 31, 2003, Wind River was not in compliance with the EBITDA covenant, which required that Wind River maintain a certain EBITDA level. The lessor waived the EBITDA covenant as of January 31, 2003 conditioned upon Wind River’s notification of its intent to exercise the purchase options under the leases prior to April 30, 2003. In January 2003, Wind River notified the lessor of its intent to exercise the purchase option under the leases by April 30, 2003. See Note 16, “Subsequent Events” for information regarding the completion of the purchase option.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:   COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

     From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Management believes the outcome of Wind River’s outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River’s business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Wind River is unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements.

Guarantor Arrangements

     In November 2002, the FASB issued FIN 45, which requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material effect on its consolidated financial statements. The following is a summary of the agreements that Wind River has determined are within the scope of FIN 45.

     As permitted under Delaware law, Wind River has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at Wind River’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Wind River could be required to make under these indemnification agreements is unlimited; however, Wind River has a director and officer insurance policy that limits its exposure and enables Wind River to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Wind River believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River had no liabilities recorded for these agreements as of January 31, 2003.

     In the ordinary course of its business, Wind River enters into standard indemnification provisions in its license agreements with its customers and other licensees of its products. Pursuant to these provisions, Wind River indemnifies its customers and licensees for losses suffered or incurred in connection with any United States patent, or any copyright or other intellectual property, for claims of infringement by any third party with respect to Wind River’s products. Wind River generally limits such infringement indemnities to those claims directed solely to its products and not in combination with other software or products. Wind River also generally reserves the right to resolve such claims by designing a non-infringing alternative or by obtaining a license on reasonable terms, and failing that, to terminate its relationship with the licensee. When Wind River performs engineering design services to a customer’s specification, Wind River provides similar indemnification provisions in its professional services agreements. Wind River further limits such indemnities for design services to those third party intellectual property rights of which Wind River has specific knowledge before it begins the work. Subject to these limitations, the term of such indemnity provisions is generally perpetual after execution of the corresponding license or services agreement. While the maximum potential amount of future payments Wind River could be required to make under these indemnification provisions is unlimited, Wind River has never incurred costs to defend lawsuits or settle indemnified claims. As a result, Wind River believes the estimated fair value of these indemnity provisions is minimal. Accordingly, we have no liabilities recorded for such provisions as of January 21, 2003.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:   COMMITMENTS AND CONTINGENCIES (Continued)

     When as part of an acquisition Wind River acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments Wind River could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River had no liabilities recorded for these liabilities as of January 31, 2003.

     In 1997 and 1999, Wind River entered into operating leases for its corporate headquarters buildings, as discussed above under “— Operating Leases.” In January 2003, Wind River notified the lessor of its intention to exercise the purchase option under the leases and, in April 2003, Wind River completed that purchase. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River has no liabilities recorded for these arrangements as of January 31, 2003.

     Wind River has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Wind River would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments Wind River could be required to make under these indemnification agreements is not significant. As a result, Wind River believes the estimated fair value of these agreements is minimal. Accordingly, Wind River had no liabilities recorded for these agreements as of January 31, 2003.

     Wind River typically warrants that, for a period of 90 days from the date of delivery, the media on which its software is furnished is free from defects under normal use. Additionally, in some instances Wind River has warranted that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, Wind River warrants that its professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, Wind River would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, Wind River has never incurred significant expense under its product or services warranties. As a result, Wind River believes the estimated fair value on these agreements is minimal. Accordingly, Wind River has no liabilities recorded for these agreements as of January 31, 2003.

NOTE 14:   RELATED-PARTY TRANSACTIONS

     During fiscal year 2001, Wind River distributed its products in Japan through Wind River Systems, K.K. (“WRSKK”), a joint venture in which Wind River owned a 70% equity interest. Innotech Corporation (“Innotech”), Kobe Steel, Ltd. (“Kobe Steel”) and Nissin Electric Co., Ltd. (“Nissan Electric”), the other partners in the joint venture, each owned a 10% equity interest. Wind River entered into distributor agreements with Innotech, Kobe Steel, and Nissin Electric in March 1993, October 1991, and October 1991, respectively. In March 2000, Wind River notified the master distributors that their distributor agreements would terminate at the end of fiscal 2001. Wind River subsequently acquired the 30% minority interest on December 28, 2000 for an amount approximating $1.2 million, which was primarily accounted for as goodwill, so that it now owns 100% of WRSKK. On March 30, 2001, Wind River signed agreements with Kobe Steel and Nissin Electric for amounts approximating $2.4 million and $1.8 million, respectively, to purchase customer lists and other intangibles.

     In September 1999, Wind River’s chief executive officer signed a promissory note to borrow up to $2.4 million from Wind River to purchase shares of common stock. The note accrues interest at the rate of 5.98% per year, and is due on September 7, 2008. This loan is full recourse and is collateralized by certain personal assets owned by the chief executive officer. The loan amount of $1.9 million and accrued interest of approximately $113,000 as of January 31, 2003 is reflected as a reduction of equity in the accompanying consolidated balance sheet.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15:   SEGMENT AND GEOGRAPHIC INFORMATION

     Wind River reports in one industry segment — technology for embedded operating systems. Wind River markets its products and related services to customers in the United States, Canada, EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues	Long-lived Assets

	(In thousands)
Fiscal year ended January 31, 2003
North America	$145,488	$140,823
Japan	28,418	3,906
EMEA	56,956	6,523
Asia Pacific	18,259	387

Consolidated	$249,121	$151,639

Fiscal year ended January 31, 2002
North America	$215,316	$169,764
Japan	37,256	7,386
EMEA	72,235	6,121
Asia Pacific	26,265	435

Consolidated	$351,072	$183,706

Fiscal year ended January 31, 2001
North America	$300,676
Japan	40,835
EMEA	81,259
Asia Pacific	15,214

Consolidated	$437,984

     Revenue information on a product and services basis is as follows:

	Years Ended January 31,

	2003	2002	2001

	(In thousands)
Software licenses	$94,183	$157,525	$209,558
Production license revenues	69,716	80,478	100,107
Maintenance revenues	51,224	63,916	70,373
Other service revenues	33,998	49,153	57,946

Total	$249,121	$351,072	$437,984

     No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2003, 2002 or 2001.

WIND RIVER SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16:   SUBSEQUENT EVENTS

     In April 2003, Wind River completed the exercise of its purchase options under its synthetic leases for its headquarters facility in Alameda, California. See Note 13, “Commitments and Contingencies” for further information about the operating leases. As a result of Wind River’s completion of the purchase options, Wind River acquired the buildings for a purchase price of $57.4 million and will reflect the buildings as an asset on its balance sheet in the first quarter of fiscal 2004. Additionally, Wind River’s restricted cash of $60.3 million held under the leases was released. Prior to the exercise of the purchase options, Wind River reflected lease payments as a rental expense in its statement of operations. Having acquired the buildings, Wind River no longer records lease expense for the buildings and, commencing in the first quarter of fiscal 2004, Wind River will record depreciation expense for the buildings over their estimated useful lives of 30 years.

     In connection with the termination of the synthetic leases, in April 2003, Wind River entered into a loan facility. The aggregate principal amount of the facility is $57.4 million, consisting of a $37.4 million term loan and $20.0 million term loan, both of which mature in April 2005. We have borrowed $40.0 million of the facility at an interest a rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.4%. Under the terms of the facility, we are holding $46.1 million in marketable securities as restricted cash to secure performance of our obligations under the facility.

     On March 21, 2003, Wind River announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of Wind River common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options are cancelled. The number of shares subject to the new options will depend on the applicable exchange ratio determined by the exercise price of the exchanged stock options. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, Wind River cancelled outstanding options to purchase approximately 7.4 million shares of Wind River common stock. Wind River expects to grant new options to purchase a total of approximately 3.8 million shares of Wind River common stock no earlier than October 20, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options, but no later than November 30, 2003. The exercise price per share of the new options will be equal to the fair market value of Wind River common stock on the date of grant as determined in accordance with Wind River’s option plans. The new stock options represent approximately 4.7% of the total shares of Wind River common stock outstanding as of April 25, 2003, and could have a dilutive impact on Wind River’s future earnings per share to the extent that the market price of its common stock exceeds the exercise price of the new stock options to be granted.

     SUPPLEMENTARY FINANCIAL INFORMATION
UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our balance sheet. Causes of such fluctuations may include: the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter; changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels; the success of our customers’ products from which we derive our royalty revenue; the mix of our revenues as between sales of products and lower-margin sales of services; our ability to control our operating expenses; our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly; possible deferrals of orders by customers in anticipation of new product introductions; announcements, product introductions and price reductions by our competitors; our ability to manage costs for fixed-price consulting agreements; seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter; changes in business cycles that affect the markets in which we sell our products; economic conditions in the United States and international markets; foreign currency exchange rates; and the occurrence of unexpected events.

     A summary of our quarterly results for the years ended January 31, 2003 and 2002 is as follows:

	Three Months Ended

	Jan. 31, 2003	Oct. 31, 2002	Jul. 31, 2002	Apr. 30, 2002	Jan. 31, 2002	Oct. 31, 2001	Jul. 31, 2001	Apr. 30, 2001

	(Unaudited) (In thousands, except per share amounts)

Total revenues	$60,899	$58,281	$63,582	$66,359	$80,505	$80,145	$80,230	$110,192
Gross profit	45,248	41,734	45,881	46,898	60,889	60,163	58,283	85,055

Loss before provision (benefit) for income taxes and extraordinary items	(36,297)	(14,343)	(36,669)	(17,548)	(39,850)	(21,644)	(288,759)	(23,639)
Net loss	(37,529)	(14,343)	(36,944)	(18,048)	(50,001)	(19,233)	(281,559)	(24,841)
Net loss per share, basic and diluted	(0.47)	(0.18)	(0.47)	(0.23)	(0.64)	(0.25)	(3.64)	(0.32)
Shares used in per share calculation	79,240	79,089	79,035	78,767	78,218	77,820	77,354	76,785

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

ITEM 10.   Directors and Executive Officers of the Registrant

     Information regarding our directors is incorporated by reference from the information contained under the caption “Election of Directors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders. The information regarding current executive officers found under the caption “Executive Officers of the Registrant” in Part I, Item 4A hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.   Executive Compensation

     The information required by this item is incorporated by reference from the information contained under the caption “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Equity Compensation Plan Information

     The following table gives information about Wind River’s common stock that may be issued upon the exercise of options, warrants and rights under Wind River’s existing equity compensation plans as of January 31, 2003. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of Wind River’s common stock issuable upon the exercise of those assumed options as of January 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by
security holders	6,940,008	(1)	$18.4310	2,327,602
Equity compensation plans not approved
by security holders	11,049,872	(2)	$18.1161	3,652,780

Total	17,989,880		$18.2376	5,980,382

(1)	Excludes outstanding options to purchase an aggregate of 1,443,557 shares with a weighted average exercise price of $13.9995, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies, Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., Rapid Logic, Inc. and RouterWare, Inc.

(2)	Issued under our 1998 Non-Officer Stock Option Plan and the Non-Qualified Stock Option Agreement entered into between Wind River and Marla Ann Stark, Vice President and General Counsel.

The equity compensation plans not approved by security holders have generally the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 11, “Stock-based Compensation Plans” in Notes to Consolidated Financial Statements.

ITEM 13.   Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained under the captions “Executive Compensation — Employment, Severance and Change of Control Transactions” and “Certain Relationships and Related Party Transactions” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14:   Controls and Procedures

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

     Within 90 days prior to the filing date of this annual report on Form 10-K, Wind River has carried out an evaluation, under the supervision and with the participation of its management, including Wind River’s principal executive officer and Wind River’s principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that Wind River’s disclosure controls and procedures are effective.

     (b) Changes in internal controls.

     There have been no significant changes in Wind River’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:
	1.	Financial Statements and Schedules — See Index to Consolidated Financial Statements at Item 8 of this report.
All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.
	2.	Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:
		Incorporated by Reference to Registrant’s Filing on:

Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

3.1	Amended and Restated Certificate of	10-Q	December 15, 2000	3.1(a)-(d)
	Incorporation of Wind River Systems,
	Inc., as amended.
3.2	Certificate of Designation of Series A	8-K	November 4, 1999	4.1
	Junior Participating Preferred Stock.
3.3	Amended and Restated Bylaws of	10-K	April 30, 2002	3.3
	Wind River Systems, Inc.
4.1	Indenture dated as of December 10,	10-Q	December 17, 2001	4.1
	2001 between Wind River Systems,
	Inc. and Bankers Trust Company, as
	Trustee.
4.2	Stockholder Rights Plan between Wind	8-K	November 4, 1999	99.2 and 99.3
	River Systems, Inc. and American
	Stock Transfer and Trust Company, as
	rights agent, and form of Rights
	Certificate thereunder.
4.3	Registration Rights Agreement dated as	10-Q	December 17, 2001	10.54
	of December 10, 2001 by and between
	Wind River Systems, Inc., Credit
	Suisse First Boston Corporation, UBS
	Warburg LLC and Thomas Weisel
	Partners LLC.
10.1*	Form of Indemnity Agreement entered	10-K	May 1, 2001	10.1
	into between Wind River Systems, Inc.
	and its officers and directors.
10.2*	1987 Equity Incentive Plan, as	S-8	June 26, 1996	99.1
	amended.	(No. 333-06921)
10.3*	Form of Incentive Stock Option Grant	S-1	March 5, 1993	10.3 and 10.4
	under the 1987 Equity Incentive Plan	(No. 33-59146)
	and Form of Nonstatutory Stock
	Option Grant under the 1987 Equity
	Incentive Plan.
10.4*	Form of Performance Option under the	10-K	April 21, 1998	10.20
	Amended and Restated Wind River
	Systems, Inc. 1987 Equity Incentive
	Plan.

		Incorporated by Reference to Registrant’s Filing on:

Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.5*	1993 Employee Stock Purchase Plan,	S-8	July 11, 2002	99.2
	as amended.	(No. 333-92244)
10.6*	1995 Non-Employee Directors’ Stock	10-Q	June 13, 2001	10.14
	Option Plan, as amended.
10.7*	Form of Nonstatutory Stock Option	10-K	April 21, 1997	10.15
	Grant under the Non-Employee
	Director’s Stock Option Plan.
10.8*	1998 Non-Officer Stock Option Plan,	S-8	July 11, 2002	99.1
	as amended.	(No. 333-92244)
10.9*	Form of Stock Option Agreement	10-Q	September 14, 2001	10.45
	under the Wind River Systems, Inc.
	1998 Non-Officer Stock Option Plan.
10.10*	Form of Stock Option Agreement for	10-Q	September 14, 2001	10.46
	Belgian employees under the Wind
	River Systems, Inc. 1998 Non-Officer
	Stock Option Plan.
10.11*	Form of Stock Option Agreement for				X
	French employees under the Wind
	River Systems, Inc. 1998 Non-Officer
	Stock Option Plan.
10.12*	Provisions Applicable to Persons	10-Q	September 14, 2001	10.48
	Subject to the Laws of France under
	the Wind River Systems, Inc. 1998
	Non-Officer Stock Option Plan.
10.13*	1998 Equity Incentive Plan, as	S-8	March 27, 2000	99.6
	amended.	(No. 333-33348)
10.14*	Form of Stock Option Agreement	10-K	May 1, 2001	10.23
	under the 1998 Equity Incentive Plan.
10.15*	Executive Officers’ Change of Control	10-K	April 21, 1998	10.13
	Incentive and Severance Benefit Plan
	dated as of November 16, 1995.
10.16*	Vice Presidents’ Severance Benefit	10-Q	June 13, 2001	10.40
	Plan.
10.17*	Deferred Compensation Agreement	10-Q/A	July 11, 1996	10.12
	between Wind River Systems, Inc. and
	Ronald A. Abelmann dated as of
	February 23, 1996.
10.18*	Retirement and Consulting Agreement	10-Q	September 13, 1999	10.24
	between Wind River Systems, Inc. and
	Ronald A. Abelmann, dated as of
	July 29, 1999.
10.19*.	Executive Employment Agreement between Wind River Systems, Inc. and Thomas M. St. Dennis, dated as of September 7, 1999	10-Q	December 14, 1999	10.25
10.20*	Secured Promissory Note, dated as of	10-Q	December 14, 1999	10.26
	September 7, 1999, between Wind
	River Systems, Inc. and Thomas M.
	St. Dennis.

		Incorporated by Reference to Registrant’s Filing on:

Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.21*	Investment Property Security	10-Q	December 14, 1999	10.27
	Agreement by Thomas M. St. Dennis
	in favor of Wind River Systems, Inc.
	dated as of September 7, 1999.
10.22*	Non-Statutory Stock Option Agreement	10-Q	December 14, 1999	10.28
	between Wind River Systems, Inc. and
	Marla Ann Stark.
10.23*	Letter agreement dated June 27, 2001	10-Q	September 14, 2001	10.49
	by and between Wind River Systems,
	Inc. and Richard Kraber.
10.24*	Separation Agreement and Release	10-Q	December 17, 2001	10.50
	dated as of September 14, 2001 by and
	between Curt Schacker and Wind River
	Systems, Inc.
10.25	Marina Village Industrial Gross Lease	S-1	March 5, 1993	10.9
	between Wind River Systems, Inc. and	(No. 33-59146)
	Alameda Real Estate Investments,
	dated as of March 15, 1990, as
	amended.
10.26	Lease Agreement between Deutsche	10-Q	December 15, 1997	10.19
	Bank AG, New York Branch, and
	Wind River Systems, Inc., dated as of
	September 12, 1997.
10.27	Lease Agreement between Deutsche	10-K	April 28, 2000	10.34
	Bank AG, New York Branch and Wind
	River Systems, Inc., dated as of
	November 30, 1999.
10.28	First Amendment to Participation	8-K	December 3, 2001	99.2
	Agreement and Certain Operative
	Agreements with Limited Waiver dated
	November 30, 2001 between Wind
	River Systems, Inc., Deutsche Bank
	AG, New York Branch and Deutsche
	Bank AG, New York and/or Cayman
	Islands Branch.
10.29	Eighth Amendment to Participation	8-K	December 3, 2001	99.3
	Agreement and Certain Operative
	Agreements with Limited Waiver dated
	December 3, 2001 between Wind River
	Systems, Inc., Deutsche Bank AG,
	New York Branch, and Deutsche Bank
	AG, New York and/or Cayman Islands
	Branch.
10.30	Stock Purchase Agreement between	10-K	May 1, 2001	10.35
	Wind River Systems, Inc. and Innotech
	Corporation dated as of December 28,
	2000.

		Incorporated by Reference to Registrant’s Filing on:

Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.31	Stock Purchase Agreement between	10-K	May 1, 2001	10.36
	Wind River Systems, Inc. and Kobe
	Steel, Ltd. dated as of December 28,
	2000 (Incorporated by reference to the
	Form 10-K for the fiscal year ended
	January 31, 2001).
10.32	Stock Purchase Agreement between	10-K	May 1, 2001	10.37
	Wind River Systems, Inc. and Nissin
	Electric Co., Ltd. dated as of
	December 28, 2000.
10.33	Settlement Agreement between Wind	10-K	May 1, 2001	10.38
	River Systems K.K. and Kobe Steel,
	Ltd. dated as of March 30, 2001.
10.34	Settlement Agreement between Wind	10-K	May 1, 2001	10.39
	River Systems K.K. and Nissin Electric
	Co., Inc. dated as of March 30, 2001.
10.35	Settlement Allocation Agreement	10-Q	June 13, 2001	10.41
	between Wind River Systems K.K.,
	Wind River Systems, Inc. and Kobe
	Steel, Ltd. dated as of April 27, 2001.
10.36	Settlement Allocation Agreement	10-Q	June 13, 2001	10.42
	between Wind River Systems K.K. and
	Kobe Steel, Ltd. dated as of April 27,
	2001.
10.37	Settlement Allocation Agreement	10-Q	June 13, 2001	10.43
	between Wind River Systems K.K.,
	Wind River Systems, Inc. and Nissin
	Electric Co., Ltd. Dated as of April 27,
	2001.
10.38	Settlement Allocation Agreement	10-Q	June 13, 2001	10.44
	between Wind River Systems K.K. and
	Nissin Electric Co., Ltd. Dated as of
	April 27, 2001.
10.39	Purchase Agreement dated as of	10-Q	December 17, 2001	10.53
	December 5, 2001 by and among Wind
	River Systems, Inc., Credit Suisse First
	Boston Corporation, UBS Warburg
	LLC and Thomas Weisel Partners LLC.
10.40	Termination Agreement dated as of				X
	April 15, 2003 by and between
	Deustche Bank AG, New York Branch,
	Deutsche Bank AG, New York Branch
	and/or Cayman Islands Branch and
	Wind River Systems, Inc.
10.41	Termination Agreement dated as of				X
	April 15, 2003 by and between
	Deustche Bank AG, New York Branch,
	Deutsche Bank AG, New York Branch
	and/or Cayman Islands Branch and
	Wind River Systems, Inc.

Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.42	Credit Agreement dated as of April 15,				X
2003 between Wind River Systems,
Inc. and Wells Fargo Bank, National
Association
10.43	Security Agreement/Securities Account				X
dated as of April 15, 2003 between
Wind River Systems, Inc. and Wells
Fargo Bank, National Association
12.1	Statement re Computation of Ratios				X
21.1	Subsidiaries of Registrant.				X
23.1	Consent of Independent Accountants.				X
99.1	Certification of Chief Executive Officer				X
pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer				X
pursuant to 18 U.S.C. Section 1350
99.3	Certification of Chief Executive				X
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of Chief Financial				X
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
	(b)	Reports on Form 8-K None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2003	WIND RIVER SYSTEMS, INC. By: /s/ MICHAEL W. ZELLNER Michael W. Zellner Vice President of Finance, Chief Financial Officer and Secretary

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

Name	Title	Date

/s/ THOMAS M. ST. DENNIS	President, Chief Executive Officer and Director	April 30, 2003
(principal executive officer)
Thomas M. St. Dennis

/s/ MICHAEL W. ZELLNER	Vice President of Finance, Chief Financial Officer	April 30, 2003
and Secretary (principal financial and accounting
Michael W. Zellner	officer)

/s/ JERRY L. FIDDLER	Chairman of the Board	April 30, 2003

Jerry L. Fiddler

/s/ NARENDRA K. GUPTA	Vice Chairman of the Board	April 30, 2003

Narendra K. Gupta

/s/ JAMES W. BAGLEY	Director	April 30, 2003

James W. Bagley

/s/ JOHN C. BOLGER	Director	April 30, 2003

John C. Bolger

/s/ WILLIAM B. ELMORE	Director	April 30, 2003

William B. Elmore

/s/ GRANT M. INMAN	Director	April 30, 2003

Grant M. Inman