Form 10-Q
period 2003-04-30
WIND RIVER SYSTEMS INC
filed 2003-06-13
CIK 833829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

As of June 10, 2003, there were 79,821,158 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2003

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended April 30,
	2003	2002
Revenues, net:
Products	$29,261	$43,725
Services	19,282	22,634
Total revenues, net	48,543	66,359

Cost of revenues:
Products	3,159	5,473
Services	10,070	13,988
Total cost of revenues	13,229	19,461

Gross profit	35,314	46,898

Operating expenses:
Selling and marketing	23,444	33,815
Product development and engineering	14,349	20,622
General and administrative	7,489	9,284
Amortization of purchased intangibles	1,842	2,123
Total operating expenses	47,124	65,844

Loss from operations	(11,810)	(18,946)

Other income (expense):
Interest income	2,830	3,392
Interest expense	(1,711)	(1,788)
Other income (expense), net	553	(206)
Total other income	1,672	1,398

Loss before provision for income taxes	(10,138)	(17,548)
Provision for income taxes	635	500
Net loss	$(10,773)	$(18,048)

Basic and diluted net loss per share	$(0.14)	$(0.23)
Shares used in basic and diluted per share calculation	79,619	78,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,903	$31,938
Short-term investments	24,347	31,110
Accounts receivable, net	34,112	42,129
Prepaid and other current assets	10,211	11,763
Total current assets	94,573	116,940

Investments	160,712	161,575
Property and equipment, net	99,636	45,618
Goodwill	83,728	83,728
Other intangibles, net	8,792	10,648
Other assets	11,267	11,645
Restricted cash	46,136	60,300
Total assets	$504,844	$490,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,516	$2,063
Accrued liabilities	18,688	19,230
Accrued restructuring costs	6,211	18,717
Accrued compensation	14,065	15,264
Income taxes payable	2,680	4,392
Deferred revenues	29,243	28,863
Total current liabilities	73,403	88,529

Convertible subordinated debt	150,000	150,000
Other long-term debt	40,000	—
Total liabilities	263,403	238,529

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 81,972 and 81,775 shares issued as of April 30, 2003 and January 31, 2003, respectively; 79,736 and 79,539 shares outstanding as of April 30, 2003 and January 31, 2003, respectively	82	82
Additional paid-in-capital	748,277	747,642
Loan to stockholder	(1,919)	(2,006)
Treasury stock, 2,236 shares at cost at April 30, 2003 and January 31, 2003	(34,185)	(34,185)
Accumulated other comprehensive income	211	644
Accumulated deficit	(471,025)	(460,252)
Total stockholders’ equity	241,441	251,925
Total liabilities and stockholders’ equity	$504,844	$490,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(10,773)	$(18,048)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	5,480	8,062
Non-cash compensation, including 401(k) match	607	757
Interest on loan to stockholder	87	(27)
Gain on sale of technology	(416)	—
Deferred income taxes	—	69
Changes in assets and liabilities:
Accounts receivable, net	8,017	14,237
Prepaid and other current assets	1,552	3,315
Accounts payable	453	(2,465)
Accrued restructuring costs	(12,506)	(1,087)
Accrued liabilities	(542)	(2,828)
Accrued compensation	(1,199)	(215)
Income taxes payable	(1,712)	(1,346)
Deferred revenues	380	(2,973)
Other assets and liabilities	392	87
Net cash used in operating activities	(10,180)	(2,462)

Cash flows from investing activities:
Acquisition of property and equipment	(57,656)	(2,420)
Purchase of investments	(60,113)	(101,110)
Net reduction in restricted cash	14,164	—
Sales of investments	39,909	37,458
Maturities of investments	27,228	11,346
Sale of technology	416	—
Net cash used in investing activities	(36,052)	(54,726)

Cash flows from financing activities:
Issuance of common stock	28	3,270
Repayment of line of credit	—	(2,083)
Borrowings from loan facility	40,000	—
Net cash provided by financing activities	40,028	1,187

Effect of exchange rate changes on cash and cash equivalents	169	622

Net decrease in cash and cash equivalents	(6,035)	(55,379)
Cash and cash equivalents at beginning of period	31,938	131,067
Cash and cash equivalents at end of period	$25,903	$75,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of April 30, 2003 and January 31, 2003, and the results of operations and cash flows for the three months ended April 30, 2003 and 2002 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission (“2003 Form 10-K”). The results of operations for the three months ended April 30, 2003 are not necessarily indicative of results to be expected for the entire 2004 fiscal year, which ends on January 31, 2004, or for any future period.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet at January 31, 2003 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Certain amounts have been reclassified to conform to the presentation for the current period.

Note 2: Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.  We adopted the interim disclosure provisions effective in our first quarter of fiscal 2004.  The pro forma disclosures required under SFAS 148 are included below.

SFAS 123, as amended by SFAS 148, permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period.  Therefore, as permitted by SFAS 123 and 148, we apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

 (“APB 25”), and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the three months ended April 30, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We use the Black-Scholes option-pricing model to value options granted to non-employees.

Pro Forma Disclosures. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the three months ended April 30, 2003 and 2002:

	Three Months Ended April 30,
	2003	2002
Risk free interest rates	2.88%	5.82%
Expected volatility	71.3%	75.0%
Expected option life (in years)	4.88	4.93
Expected dividends	—	—

The weighted average fair value per share of options granted during the three months ended April 30, 2003 and 2002 was $1.89 and $7.78, respectively.

We also estimate the fair value for the purchase rights under our 1993 Employee Stock Purchase Plan (the “Purchase Plan”) using the Black-Scholes option-pricing model for those periods in which purchase rights under the Purchase Plan are granted, typically the second and fourth fiscal quarters.  No purchase rights were granted in the three months ended April 30, 2003 and 2002.

Had compensation expense under these arrangements been determined pursuant to SFAS 123, our net loss and net loss per share for the three months ended April 30, 2003 and 2002 would have been:

	Three Months Ended April 30,
	2003	2002
	(In thousands, except per share amounts)
Net loss:
As reported	$(10,773)	$(18,048)
Less: Stock-based compensation expense determined under fair-value-based method for all awards	3,335	5,268
Pro forma	$(14,108)	$(23,316)
Basic and diluted net loss per share:
As reported	$(0.14)	$(0.23)
Pro forma	(0.18)	(0.30)

The pro forma amounts include compensation expense related to stock option grants and purchases of common stock under the Purchase Plan. The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share in the three months ended April 30, 2003 and 2002 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

A summary of option activity for the three months ended April 30, 2003 and 2002 is as follows:

	Three Months Ended April 30,
	2003		2002
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	19,433	$17.92	18,504	$21.62
Granted	78	3.22	426	11.98
Exercised	(20)	1.47	(311)	10.50
Canceled	(8,624)	25.00	(450)	23.04
Ending Balance	10,867	12.23	18,169	21.55

Options outstanding and exercisable as of April 30, 2003 from all option plans are as follows by exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)

$0.21 - $4.71	523	3.65	$3.23	443	$3.27
4.21 - 5.00	3,663	4.20	4.99	35	4.69
5.28 - 10.25	1,282	6.54	8.41	729	8.70
10.27 - 10.40	1,687	8.39	10.40	750	10.40
10.96 - 15.00	775	7.00	13.89	533	13.49
15.00 - 16.00	1,100	6.40	15.96	967	15.97
16.19 - 34.75	1,282	6.05	26.97	1,135	27.16
35.13 - 48.63	553	7.31	39.02	491	38.94
48.88 - 48.88	1	6.88	48.88	1	48.88
60.50 - 60.50	1	6.84	60.50	1	60.50
0.21 - 60.50	10,867	5.90	12.23	5,085	17.40

As of April 30, 2002, options to purchase 9.8 million shares of common stock were exercisable at a weighted average exercise price of $22.33.  As of April 30, 2003, an aggregate of 10.6 million shares were available for grant under all of our option plans.

On March 21, 2003, we announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of our common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options were cancelled.  The number of shares subject to the new options is dependant on the applicable exchange ratio determined by the exercise price of the exchanged stock options and the number of participating employees. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, we cancelled outstanding options to purchase approximately 7.4 million shares of our common stock. We expect to grant new options to purchase a total of approximately 3.8 million shares of our common stock no earlier than October 20, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options, but no later than November 30, 2003. The exercise price per share of the new options will be equal to the fair market value of our common stock on the date of grant as determined in accordance with our applicable option plans. The new stock options represent approximately 4.7% of the total shares of our common stock outstanding as of June 10, 2003, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options to be granted.  We do not expect to record compensation expense resulting from the exchange program.

Note 3: Goodwill and Other Intangible Assets

We refer you to Note 3, “Acquisitions and Dispositions,” of Notes to Consolidated Financial Statements in our 2003 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002, 2001 and 2000.

Information regarding our goodwill and other intangible assets is as follows:

	Goodwill	Purchased Technologies	Trademarks and Other Intangibles	Total
	(In thousands)
Gross Carrying Amount:
Balance as of January 31, 2003	$83,728	$32,621	$9,501	$125,850
Additions	—	—	—	—
Impairments	—	—	—	—
Balance as of April 30, 2003	83,728	32,621	9,501	125,850

Accumulated Amortization, Foreign Translation and Other Adjustments:
Balance as of January 31, 2003	$—	$(24,316)	$(7,158)	$(31,474)
Additions	—	(1,465)	(377)	(1,842)
Foreign translation and other adjustments	—	—	(14)	(14)
Balance as of April 30, 2003	—	(25,781)	(7,549)	(33,330)

Net Book Value:	$83,728	$6,840	$1,952	$92,520

The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year	Amount (In thousands)
2004*	$5,085
2005	2,812
2006	895
Thereafter	—
$8,792

* For the remaining nine months

Note 4: Restricted Cash

As of April 30, 2003, restricted cash consists of investments held as collateral under our loan facility. See Note 7, “Other Borrowings,” below.  As of January 31, 2003, restricted cash consisted of the investments held as collateral under the synthetic leases for our headquarters buildings in Alameda, California. See Note 10, “Commitments and Contingencies,” below.

Note 5: Derivative Financial Instruments

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of April 30, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	450,000	750,000	460,000,000
Rate:	1.5608	1.0745	120.1000
USD Equivalent:	$701,000	$805,000	$3,835,000
Maturity Date:	5/12/03	5/12/03	5/12/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments.  We do not enter into derivative financial instruments for trading or speculative purposes.  As of April 30, 2003, the fair value of our outstanding contracts was not significant.

Note 6: Restructuring Costs

As a result of the decisions to restructure our business during fiscal 2003 and 2002, we recorded net restructuring charges of $32.7 million and $21.7 million, respectively, which in each case were classified as operating expenses. As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. As of April 30, 2003, our total restructuring liabilities related to our restructuring plans for fiscal 2003 were $6.2 million.  The following table provides detailed restructuring liabilities for fiscal 2002 and 2003, the cash payments made during the quarter ended April 30, 2003 and the aggregate remaining restructuring liabilities as of April 30, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Fiscal Year 2002:
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)
Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)
Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243

Fiscal Year 2003:
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)
Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)
Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717

Fiscal Quarter Ended April 30, 2003:
Cash payments	(11,643)	(589)	(274)	(12,506)
Restructuring liabilities as of April 30, 2003	$3,512	$2,076	$623	$6,211

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 will be substantially completed during the first half of fiscal 2004.

Note 7: Other Borrowings

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, both of which mature in April 2005. During the quarter ended April 30, 2003, we borrowed $40.0 million against the loan facility. The unused commitment is subject to a fee equal to 0.10% per annum on the average daily-unused amount of the loan commitment.

Interest, which is payable monthly in arrears, is calculated at either a floating rate equivalent to the prime rate or a fixed rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.40%. At our option, the rate may be fixed for periods of 1, 2, 3, 6, 9 or 12 months, or the Fixed Rate Term. We elected an initial Fixed Rate Term of 12 months. As of April 30, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

If, during a Fixed Rate Term, we elect to prepay a portion or all of the outstanding principal due under the facility, then we must pay the bank a fee equivalent to the difference between the interest which would have been due on the principal repaid for the remaining portion of the Fixed Rate Term and the interest which would have been paid based on the LIBOR rate for a hypothetical loan of the same principal amount for the remaining period of the Fixed Rate Term.

Our restricted cash balance consists of $46.1 million in marketable securities held as collateral (the “Securities Collateral”) in order to secure the performance of our obligations under the loan facility.

In addition, we are required to maintain liquidity of at least $100.0 million.  Under the facility agreement, liquidity is defined as the aggregate of our unencumbered and unrestricted cash, cash equivalents and readily marketable securities acceptable to the bank.

In the event that we meet certain financial performance and debt security ratios, as defined in the facility agreement, we may elect to release the Securities Collateral and replace it with a first priority mortgage on our headquarters property located in Alameda, California.  In such event, we would be required to maintain liquidity of at least $150.0 million. Furthermore, we would be required to maintain tangible net worth of not less than $280.0 million through to and including January 31, 2004, and tangible net worth of not less than $300.0 million as of and after February 1, 2004. Under the facility agreement, tangible net worth is defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million.  If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

As of April 30, 2002, we had United States dollar equivalent net borrowings of $12.9 million from a line of credit obtained through our Japanese subsidiary for up to 2.1 billion Japanese yen, which represents approximately $16.4 million. During the third quarter of fiscal 2003, we repaid the entire line of credit obtained through our Japanese subsidiary.

Note 8: Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for us results from foreign currency translation adjustments, mark-to-market adjustments on interest rate swaps and unrealized gains and losses on available-for-sale securities, net of taxes.

Comprehensive loss for the three months ended April 30, 2003 and 2002 is as follows:

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Net loss	$(10,773)	$(18,048)
Other comprehensive income (loss):
Foreign currency translation adjustments	169	622
Unrealized loss on investments	(602)	(121)
Fair value measurement of interest rate swaps	—	(80)

Other comprehensive income (loss)	(433)	421

Total comprehensive loss	$(11,206)	$(17,627)

Note 9: Net Loss Per Share Computation

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation for the three months ended April 30, 2003 and 2002 is presented below:

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Shares used in basic net loss per share computation	79,619	78,767
Effect of dilutive potential common shares	—	—
Shares used in diluted net loss per share computation	79,619	78,767

The effect of assumed conversion of the 3.75% convertible subordinated notes for shares of 6.2 million for both the three months ended April 30, 2003 and 2002 is anti-dilutive, and is, therefore, excluded from the above computation. If we had recorded net income for the three months ended April 30, 2003 and 2002, we would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 60,000 and 1.3 million as of April 30, 2003 and 2002, respectively. Because we recorded a net loss for the three months ended April 30, 2003 and 2002, there is no difference between basic and diluted net loss per share.

Note 10: Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our financial position, results of operations or cash flows.

In September 1997 and November 1999, we entered into operating leases for our headquarters facility constructed on land owned by us in Alameda, California. After considering various financing alternatives for the construction of our headquarters buildings on land owned by us, the related economic impact of each alternative and the ability to retain control of the property, we chose a form of financing that we believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of our officers or employees had any financial interest in these synthetic lease arrangements.

In January 2003, we notified the lessor of our intent to exercise the purchase option under the leases and purchase the buildings.  In April 2003, we completed the exercise of the purchase options and acquired the buildings for a purchase price of $57.4 million.  We reflect the buildings as an asset on our balance sheet. Additionally, the restricted cash of $60.3 million held to secure our obligations under the synthetic leases was released. Prior to the exercise of the purchase options, we reflected lease payments as a rental expense in our statement of operations. Having acquired the buildings, we no longer record lease expense for the buildings and, commencing in the first quarter of fiscal 2004, we will record depreciation expense for the buildings over their estimated useful lives of 30 years.

Note 11: Segment and Geographic Information

We report in one industry segment—technology for embedded operating systems. We market our products and related services to customers in four geographic regions: North America (the United States and Canada), Japan, EMEA (Europe, the Middle East and Africa) and Asia Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues
	Three Months Ended April 30,		Long-lived Assets
			As of	As of
	2003	2002	April 30, 2003	January 31, 2003
	(In thousands)		(In thousands)
North America	$28,742	$40,295	$193,539	$140,823
Japan	5,367	5,909	3,509	3,906
EMEA	10,733	14,469	6,034	6,523
Asia Pacific	3,701	5,686	341	387
Consolidated	$48,543	$66,359	$203,423	$151,639

Revenue information on a product and services basis is as follows:

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Software licenses	$16,001	$26,249
Production license revenues	13,260	17,476
Maintenance revenues	12,380	12,612
Other service revenues	6,902	10,022
Total	$48,543	$66,359

No single customer accounted for more than 10% of our total revenues in the three months ended April 30, 2003 or 2002.

Note 12: Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003, which would continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  We do not anticipate that the adoption of SFAS 149 will have a material impact on our consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our third fiscal quarter of fiscal 2004.  We do not anticipate that the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentence in the fourth paragraph under “Results of Operations—Revenues” regarding expectations for maintenance revenue; the sentence in the fifth paragraph under “Results of Operations—Revenues” regarding expectations for international sales; the sentences in the sixth paragraph under “Results of Operations—Revenues” regarding expectations for revenue levels for the second quarter of fiscal 2004; the sentences in the second and third paragraphs under “Results of Operations—Cost of Revenues” regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues in absolute dollars and as a percentage of revenue; the sentences in the first, second and third paragraphs under “Results of Operations—Operating Expenses” regarding our expectations about sales and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the sentence in the second paragraph under “Results of Operations—Other Income (Expense)” regarding  our expectation for near term interest expense; the sentences in the last paragraph of “Liquidity and Capital Resources” regarding our beliefs about future liquidity and capital requirements; and the statements under “Recent Accounting Pronouncements” regarding the impact of the adoption of the pronouncements discussed thereunder.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. The cautionary statements set forth below and in “Factors that May Affect Future Results” identify important factors that could cause actual results to differ materially from those in any such forward-looking statements. Additionally, see our Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (“2003 Form 10-K”) for further discussion of these factors. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

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

During the fourth quarter of fiscal 2003, we introduced our Integrated Embedded Platforms, in which we bundle our software technology into market specific platforms and license these platforms using an enterprise license model. These market specific platforms include a combination of development tools, an operating system and various protocols and interfaces. Under the enterprise license model, we license these market specific platforms under an annual subscription-based development license and aggregated production licenses, while eliminating our traditional “project” and “site” restrictions.  See “—Factors That May Affect Future Results — In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful.  Additionally, we expect the transition to the new model will impact the timing of our reported revenues.”

During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because revenue is recognized ratably over the subscription period under the enterprise license model. At the end of the subscription period the customer’s usage rights to the products expire unless renewed. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model.  Since the introduction of the Integrated Embedded Platforms, the rate at which customers have transitioned to the enterprise license model has been substantially in line with our expectations.  However, we cannot be sure that the adoption rate will continue as we anticipate and, to the extent that the adoption rate is higher or lower than we expect, our revenue and deferred revenue will be impacted.

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  We review the accounting policies we use in reporting our results on a regular basis.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its applications.  There are also areas in which our judgments in selecting among available accounting alternatives would not produce a materially different result.  We have identified certain policies as critical to our business operation and to the understanding of our financial condition and results of operations and our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.  Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•                  Revenue recognition

•                  Estimating sales returns and other allowances, and allowance for doubtful accounts

•                  Valuation of investments and long-lived assets, including goodwill and purchased intangibles

•                  Restructuring charges

•                  Accounting for income taxes

For a more comprehensive discussion of our critical accounting policies, please see “—Critical Accounting Policies,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Form 10-K.

Results of Operations

During the second quarter of fiscal 2002, we began to be significantly impacted by the continuing economic downturn in the high-technology sector. The downturn in the high-technology sector, as well as the adverse impact on us, has continued into the first quarter of fiscal 2004. For the quarter ended April 30, 2003, our revenues were $48.5 million compared to $66.4 million for the quarter ended April 30, 2002, reflecting a 27% decrease. Net loss was $10.8 million, or $0.14 per share, for the quarter ended April 30, 2003, compared to $18.0 million, or $0.23 per share, for the quarter ended April 30, 2002.

See “—Revenues” and “—Factors That May Affect Future Results—The continuing economic downturn has adversely impacted, and may continue to adversely impact, our revenues and earnings,” for a further discussion regarding the impact of the economic downturn on our financial condition and results of operations.

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended April 30,
	2003	2002
Revenues, net:
Products	60%	66%
Services	40	34
Total revenues, net	100	100
Cost of revenues:
Products	6	8
Services	21	21
Total cost of revenues	27	29
Gross profit	73	71
Operating expenses:
Selling and marketing	48	51
Product development and engineering	30	31
General and administrative	15	14
Amortization of purchased intangibles	4	3
Total operating expenses	97	99
Loss from operations	(24)	(28)
Other income (expense):
Interest income	6	5
Interest expense	(4)	(3)
Other income (expense), net	1	—
Total other income	3	2
Loss before provision for income taxes	(21)	(26)
Provision for income taxes	1	1
Net loss	(22)%	(27)%

Revenues

Revenues consist of product revenues and service revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties) and fees for integrated embedded platforms, operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $48.5 million and $66.4 million for the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 27%.

Our product revenues, excluding revenue from production licenses, decreased 39% to $16.0 million in the three months ended April 30, 2003, compared to $26.2 million in the three months ended April 30, 2002. Revenue from production licenses declined 24% to $13.3 million in the three months ended April 30, 2003, compared to $17.5 million in the three months ended April 30, 2002. Product revenues accounted for approximately 60% and 66% of total revenues in the three months ended April 30, 2003 and 2002, respectively. The general decline in product revenues is primarily due to lower customer demand for hardware and software products, including revenues from production licenses, which are generally tied to the number of products deployed.  This lower customer demand is primarily a result of the current economic downturn in the high-technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our production license revenue declines as well. Our product revenues have also been affected as the result of the transition of some of our customers to the enterprise license model, in which revenue is recognized ratably as opposed to being recognized immediately under our existing perpetual license model.  See “—Factors That May Affect Future Results — In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful.  Additionally, we expect the transition to the new model will impact the timing of our reported revenues.”

During the first quarter of fiscal 2004 and during fiscal 2003 and 2002, some of our customers have (i) decreased research and development budgets, (ii) sought to increase the value they receive from vendors, including us, (iii) attempted to leverage a more competitive bidding process when spending research and development budgets, and/or (iv) deferred or canceled projects, in whole or in part. As a result of these factors, we believe that some of our customers have undertaken development in-house, selected solutions they perceive to be less expensive or have relied on existing licenses rather than making new product purchases from us. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues or market share particularly where our customers’ budget constraints may make such software, which is royalty-free, more appealing than our products for their initial project development.

Service revenues decreased 15% to $19.3 million in the three months ended April 30, 2003, compared to $22.6 million in the three months ended April 30, 2002.  Service revenues accounted for approximately 40% and 34% of total revenues in the three months ended April 30, 2003 and 2002, respectively.  Excluding maintenance revenues, service revenues declined 31% to $6.9 million in the three months ended April 30, 2003, compared to $10.0 million in the three months ended April 30, 2002.  This decline was a result of the disruption to our services backlog that arose from the reorganization of our sales force as part of the restructuring plan announced in the fourth quarter of fiscal 2003 as well as the economic downturn in the high technology sector.  During the three months ended April 30, 2003, we generated $3.6 million in revenue from fixed-price services contracts accounted for under the percentage-of-completion method of accounting.  Maintenance revenues decreased 2% to $12.4 million in the three months ended April 30, 2003, compared to $12.6 million in the three months ended April 30, 2002.  We expect maintenance revenues will continue to decline as our customers transition to our enterprise license model, which includes maintenance as a part of the subscription fee.

Revenues from international sales decreased by 24% to $19.8 million in the three months ended April 30, 2003, compared to $26.1 million in the three months ended April 30, 2002. The overall decrease was due to a 9% decline in revenues from Japan, a 26% decrease in revenues from Europe, the Middle East and Africa (“EMEA”), and a 35% decrease in revenues from Asia Pacific. Revenues in Japan were $5.4 million in the three months ended April 30, 2003, compared to $5.9 million in the three months ended April 30, 2002. Revenues in EMEA were $10.7 million in the three months ended April 30, 2003, compared to $14.5 million in the three months ended April 30, 2002. Revenues from Asia Pacific were $3.7 million in the three months ended April 30, 2003, compared to $5.7 million in the three months ended April 30, 2002. The decrease in international revenues resulted primarily from macroeconomic factors that have caused our customers to reduce their research and development spending and purchase fewer of our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions.  Our international revenues have also been affected as the result of the transition of some of our customers to the enterprise license model, in which revenue is recognized ratably as opposed to being recognized immediately under our existing perpetual license model.  Overall, however, international sales were not as adversely affected by the decrease in customer spending as were sales in North America during the three months ended April 30, 2003. As a result, international revenues accounted for 41% of total revenues in the three months ended April 30, 2003, compared to 39% of total revenues the three months ended April 30, 2002. We expect international sales to continue to represent a significant portion of revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

As a result of our transition to the enterprise license model, the continuing decline in general economic factors affecting the high-technology sector and the impact of the reorganization of our sales force on services backlog, we believe that our reported revenue will not increase, and may decrease, in the second quarter of fiscal 2004, which ends on July 31, 2003, as compared to both the quarter ended April 30, 2003, and the second quarter of fiscal 2003, which ended July 31, 2002. We cannot predict how long or severe the current economic downturn will be or whether any actions taken by any government will be effective to bolster the United States or global economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for an extended period or becomes more severe, our business will suffer and we may experience additional declines in sales, as well as continued losses, as our customers attempt to limit their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues see “— Factors That May Affect Future Results.”

Cost of Revenues

The overall cost of products and services as a percentage of total revenues was 27% in the three months ended April 30, 2003, compared to 29% in the three months ended April 30, 2002.

Cost of products was $3.2 million and $5.5 million in the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 42%. Product-related cost of revenues as a percentage of product revenues was 11% in the three months ended April 30, 2003, compared to 13% in the three months ended April 30, 2002.  Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The decline in product-related costs in absolute dollars in the three months ended April 30, 2003 was primarily due to lower direct production costs, which were $1.9 million and $3.3 million for three months ended April 30, 2003 and 2002, respectively.  Amortization of capitalized software development costs for the three months ended April 30, 2003 and 2002 amounted to $182,000 and $231,000, respectively; and third-party royalty costs for the three months ended April 30, 2003 and 2002 were $885,000 and $1.7 million, respectively. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

Cost of services was $10.1 million and $14.0 million in the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 28%. Service-related cost of revenues as a percentage of service revenues was 52% in the three months ended April 30, 2003, compared to 62% in the three months ended April 30, 2002. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three months ended April 30, 2003, compared to the three months ended April 30, 2002, was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring plan we implemented in fiscal 2003.  Due to our restructuring plan, we realized cost reductions of $2.3 million in professional services costs, $943,000 in maintenance costs and $630,000 in training costs in the quarter ended April 30, 2003, compared to the quarter ended April 30, 2002. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses were $23.4 million and $33.8 million in the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 31%. As a percentage of total revenues, selling and marketing expenses were 48% in the three months ended April 30, 2003, compared to 51% in the three months ended April 30, 2002.  The decrease in absolute dollars of selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and the impact of our restructuring plan implemented during fiscal 2003, including reduced expenditures for salaries and related fringe costs and travel costs. Due to our restructuring plan implemented in fiscal 2003 and the general decline in sales, we realized cost reductions of $2.6 million in sales commissions, $3.2 million in the area of payroll-related costs and $1.2 million in travel costs together with smaller savings achieved in various other areas in the quarter ended April 30, 2003, compared to the quarter ended April 30, 2002.  In addition, in the three months ended April 30, 2003 compared to the three months ended April 30, 2002, depreciation expense decreased $1.4 million due to a lower depreciable base of our fixed assets and bad debt expense decreased $1.1 million due to improved collections.  We believe selling and marketing expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering.  Product development and engineering expenses were $14.3 million and $20.6 million in the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 30%. As a percentage of total revenues, product development and engineering expenses were 30% in the three months ended April 30, 2003, compared to 31% in the three months ended April 30, 2002. The decrease in product development and engineering expenses in absolute dollars in the quarter ended April 30, 2003, compared to the quarter ended April 30, 2002, was primarily due to our implementation of cost-control measures related to our restructuring plan implemented in fiscal 2003.  Due to this restructuring plan, we realized cost reductions of $3.2 million in payroll-related costs, together with smaller savings achieved in various other areas, in the quarter ended April 30, 2003, compared to the quarter ended April 30, 2002. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development. In addition, we received $1.2 million and $1.1 million of funded research and development related to our Center of Excellence program and other similar initiatives in the three months ended April 30, 2003 and 2002, respectively, which offset a portion of our gross research and development expenses.

General and Administrative.  General and administrative expenses were $7.5 million and $9.3 million in the three months ended April 30, 2003 and 2002, respectively, reflecting a decrease of 19%. As a percentage of total revenues, general and administrative expenses were 15% in the three months ended April 30, 2003, compared to 14% in the three months ended April 30, 2002. The decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to our restructuring plan implemented in fiscal 2003 and a reduction in legal costs.  Due to our restructuring plan, we realized $472,000 in payroll-related cost reductions and $854,000 in consulting costs.  Additionally, our legal costs for the quarter ended April 30, 2003 were $1.2 million lower than for the quarter ended April 30, 2002, primarily as a result of incurring $800,000 in the quarter ended April 30, 2002 relating to an employee litigation matter as well as due to lower legal costs as a result of cost-control measures implemented as part of our restructuring plans, offset in part by accounting, legal and printing costs relating to the option exchange program initiated in the quarter ended April 30, 2003.  We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the restructuring plans discussed above. However, we do expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

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

Amortization of Purchased Intangibles.  Amortization of purchased intangibles totaled $1.8 million and $2.1 million in the three months ended April 30, 2003 and 2002, respectively.

Other Income (Expense)

Interest Income.  Interest income was $2.8 million and $3.4 million for the three months ended April 30, 2003 and 2002, respectively. The decrease in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates, and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted cash totaled $257.1 million and $336.9 million as of April 30, 2003 and 2002, respectively.

Interest Expense.  Interest expense was $1.7 million and $1.8 million for the three months ended April 30, 2003 and 2002, respectively.  We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In the near term, we expect interest expense to increase due to the loan facility we entered into during the quarter ended April 30, 2003.  Based on current interest rates associated with such facility, we expect additional quarterly interest of approximately $184,000.

Other Income (Expense).  Other income (expense), net, was income of $553,000 for the three months ended April 30, 2003 and expense of $206,000 for the three months ended April 30, 2002. The increase in other income is due to a gain on the sale of a piece of technology of approximately $416,000 for the three months ended April 30, 2003.

Provision For Income Taxes

Despite consolidated net losses in the three months ended April 30, 2003 and 2002, we had a tax provision of $635,000 and $500,000 in the three months ended April 30, 2003 and 2002, respectively,

representing effective tax rates of 6.3% and 2.8%, respectively.  Our tax provision is based on estimates for full year foreign and withholding taxes that we expect to incur during the year.  In both fiscal 2003 and 2002, we recorded a valuation allowance based on management’s determination that it is more likely than not that our deferred tax assets as of January 31, 2003 and 2002 will not be realized.  In the event that our estimates change, our effective tax rate will fluctuate from period to period.

Restructuring Costs

The following table provides detailed restructuring liabilities for fiscal 2002 and 2003, the cash payments made during the quarter ended April 30, 2003 and the aggregate remaining restructuring liabilities as of April 30, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Fiscal Year 2002:
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)
Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)
Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243
Fiscal Year 2003:
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)
Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)
Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717

Fiscal Quarter Ended April 30, 2003:
Cash payments	(11,643)	(589)	(274)	(12,506)
Restructuring liabilities as of April 30, 2003	$3,512	$2,076	$623	$6,211

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 will be substantially completed during the first half of fiscal 2004.

Liquidity and Capital Resources

Cash Flows

As of April 30, 2003, we had working capital of approximately $21.2 million, and cash, cash equivalents and investments of approximately $211.0 million, which included $24.3 million of short-term investments and $160.7 million of investments with maturities of greater than one year, but excluded restricted cash of $46.1 million associated with our loan facility discussed below under “—Commitments.” We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Operating activities primarily include the net loss for the quarter, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the three months ended April 30, 2003, our operating activities used net cash of $10.2 million compared to $2.5 million in the three months ended April 30, 2002.  Net cash used in operating activities for the three months ended April 30, 2003 consisted of cash used by operations of $5.0 million and a decrease in cash of $5.2 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs offset by a decrease in accounts receivable. Accounts receivable decreased by $8.0 million due primarily to the lower sales volume in the three months ended April 30, 2003, and to an increased rate of collections. During the quarter ended April 30, 2003, we also made payments of $12.5 million associated with the restructuring plan announced in the fourth quarter of fiscal 2003.  Net cash used in operating activities for the three months ended April 30, 2002 consisted of a decrease in cash used by operations of $9.2 million offset by an increase in cash of $6.7 million arising from changes in assets and liabilities, primarily accounts receivable, which decreased by $14.2 million.  Cash from operations includes net loss of $10.8 million and $18.0 million offset primarily by depreciation and amortization of $5.5 million and $8.1 million in the three months ended April 30, 2003 and 2002, respectively. Our operating cash flows depend heavily on the level of our sales.  To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions, other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $36.1 million and $54.7 million in the three months ended April 30, 2003 and 2002, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and property and equipment purchases, partially offset by cash provided from the sale and maturity of investments.  Acquisitions of property and equipment totaled $57.7 million in the three months ended April 30, 2003, of which $57.4 million represented the purchase price of our headquarters buildings, which we acquired upon exercise of the purchase options associated with the synthetic leases covering our headquarters buildings. See “—Commitments” below for further information on the exercise of the purchase options.  In the three months ended April 30, 2002, purchases of property and equipment totaled $2.4 million.  During the quarter ended April 30, 2003, the net decrease in our restricted cash was $14.2 million as a result of the release of restricted cash associated with our the synthetic leases offset by the restricted cash being held to secure the loan facility that we entered into in the same quarter.

In the three months ended April 30, 2003, our financing activities provided net cash of $40.0 million compared to $1.2 million in the three months ended April 30, 2002. During the three months ended April 30, 2003, the primary source of cash was the $40.0 million that we borrowed under our loan facility, which we entered into in the same quarter.  In the three months ended April 30, 2002, the primary source of cash was $3.3 million received from the issuance of common stock from employee stock option exercises, offset by $2.1 million in repayment of a line of credit at our Japanese subsidiary.

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

In January 2003, we notified the lessor of our intent to exercise the purchase options under the synthetic leases.  In April 2003, we completed the transactions, terminated the synthetic leases and purchased the buildings for a purchase price of $57.4 million. As a result of our completion of the purchase options, we reflect the buildings as an asset on our balance sheet. Additionally, restricted cash of $60.3 million held under the leases was released. Prior to the exercise of the purchase options, we reflected lease payments as a rental expense in our statement of operations. Having acquired the buildings, we no longer record a lease expense for the buildings and we record depreciation expense for the buildings over their estimated useful lives of 30 years.

In connection with the termination of the synthetic leases, in April 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million non-revolving loan commitment and $20.0 million term loan, both of which mature in April 2005. During the quarter ended April 30, 2003, we borrowed $40.0 million of the facility at an interest rate currently equal to 1.84%. Under the terms of the facility, we are holding $46.1 million in marketable securities as restricted cash to secure the performance of our obligations under the facility.  See Note 7, “Other Borrowings” in notes to consolidated financial statements for further information regarding the loan facility.  The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million.  If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

As of April 30, 2003, our future financial commitments, including interest payments, are as set forth in the table below:

	Nine Months Ended January 31,	Year Ended January 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
3.75% subordinated convertible debt(1)	$2,813	$5,625	$5,625	$155,625	$—	$—	$169,688
Loan facility(2)	565	753	40,155	—	—	—	41,473
Other operating leases(3)	8,129	7,455	3,881	2,007	1,683	10,230	33,385
Total	$11,507	$13,833	$49,661	$157,632	$1,683	$10,230	$244,546

(1)          The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See “—Convertible Subordinated Notes” above.

(2)          We may prepay the loan facility at any time.

(3)          Minimum future sublease income to be received under noncancelable subleases is approximately $2.8 million. As part of our restructuring reserve, we have accrued approximately $1.4 million relating to future payments associated with leases for excess facilities.

We had no material planned capital commitments as of April 30, 2003. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions, the rate at which our customers transition to our enterprise license model and other competitive factors) and (ii) our ability to control expenses and realize the objectives of the restructuring plan we announced on fiscal 2003. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. Recently, our corporate credit rating was downgraded by Standard & Poor’s from B+ to B.  Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that begin prior to June 15, 2003, which would continue to be applied in accordance with their respective effective dates.  The guidance should be applied prospectively.  We do not anticipate that the adoption of SFAS 149 will have a material impact on our consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our third fiscal quarter of fiscal 2004.  We do not anticipate that the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

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

We are currently in the midst of a general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2003 and into the first quarter of fiscal 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable primarily to these downturns. Our total revenues decreased 29% in fiscal 2003, compared to fiscal 2002, and decreased 20% in fiscal 2002 compared to fiscal 2001. Our net loss was $106.9 million, or a net loss of $1.35 per share, for fiscal 2003, compared to a net loss of $375.6 million, or a net loss of $4.84 per share, for fiscal 2002 and a net loss of $76.4 million, or a net loss of $1.05 per share, for fiscal 2001. For the quarter ended April 30, 2003, our revenues were $48.5 million compared to $66.4 million for the quarter ended April 30, 2002, reflecting a 27% decrease. Net loss was $10.8 million, or $0.14 per share, for the quarter ended April 30, 2003, compared to $18.0 million, or $0.23 per share, for the quarter ended April 30, 2002.

Our decline in revenues during fiscal years 2002 and 2003, as well as the continuing adverse economic conditions, led us to implement restructuring plans in both fiscal 2002 and 2003 that included headcount reductions and other cost-control measures.  The restructuring plan announced in the fourth quarter of fiscal 2003 will be substantially completed during the first half of fiscal 2004.  Due to the restructuring plans we recorded charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal years 2002 and 2003.

We cannot predict how long or severe this downturn will be or whether any actions taken or proposed by any government will be effective to bolster the economy. As a result of this uncertainty, forecasting and financial and strategic planning are more difficult than usual. If the downturn continues for longer than we expect or becomes more severe, our business will continue to suffer and we may experience additional declines in sales, as well as continued losses, as our customers further reduce their spending. In addition, the adverse impact of the downturn on the capital markets could impair our ability to raise capital as needed and impede our ability to expand our business.

In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful. Additionally, we expect the transition to the new model will impact the timing of our reported revenues.

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

Although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the term. In addition, there is a risk that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses under our traditional project-based model. Also, because the enterprise license includes limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our service revenues. Additionally, we expect maintenance revenues will decline as our customers transition to our enterprise license model, which includes maintenance as a part of the subscription fee. We expect many of our strategic and major customers to adopt our enterprise license model for their current needs, and that they may also transition existing perpetual development seats to enterprise license model terms.

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

In response to market conditions and the decline in our revenues, in both fiscal 2002 and 2003, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including significant headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives.  For example, the reorganization of our sales force disrupted our services backlog and adversely impacted our services revenues for the quarter ended April 30, 2003.  Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•                  implementation of our enterprise license model and use of subscription-based licenses, as discussed above;

•                  the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•                  changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•                  reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•                  the impact of impairment charges arising from past acquisitions;

•                  the success of our customers’ products from which we derive our production license revenue;

•                  the mix of our revenues as between sales of products and lower-margin sales of services;

•                  our ability to control our operating expenses, and fully realize the objectives of the restructuring plans we have implemented;

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

•                  the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•                  changes in business cycles that affect the markets in which we sell our products;

•                  economic, political and other conditions in the United States and internationally; and

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

As of April 30, 2003, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $40.0 million in other long-term debt. As of April 30, 2003, we had cash and cash equivalents of $25.9 million, short-term investments of $24.3 million, investments with maturities of greater than one year of $160.7 million and restricted cash of $46.1 million.  The indenture under which our convertible subordinated notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Similarly, our loan facility agreement contains customary events of default, including a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million.  Under the terms of our convertible subordinated notes and our loan facility, if an event of default were to occur for the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

We face intense competition in the embedded software industry, which could decrease demand for our products or cause us to reduce our prices.

The embedded software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop embedded systems in-house, it is difficult to assess the impact of competition on our business and our related share of the markets that we operate in. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, decreased revenue from our production licenses and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development.  Our product development and engineering expenses were $14.3 million, or 30% of total revenues, for the three months ended April 30, 2003, compared to $20.6 million, or 31% of total revenues, for the three months ended April 30, 2002. Our product development and engineering expenses were $74.0 million, or 30% of total revenues, for fiscal 2003, compared to $88.7 million, or 25% of total revenues, for fiscal year 2002. If we are required to undertake extensive capital outlays to address changes in the embedded software market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Because a significant portion of our revenue is derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we receive production license fees for each copy of our operating system and middleware products embedded in those products. Therefore, our production license revenues depend both upon our ability to successfully negotiate the production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, servers and data storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, during fiscal 2003, our revenues from production licenses declined 13% as compared to fiscal 2002, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly. Additionally, because Linux is royalty-free, we may be forced to reduce the prices of our production licenses, which may cause our revenues and profit margins to decline.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2003, revenues from international sales were $19.8 million, or 41% of total revenue, compared to $26.1 million, or 39% of total revenue for the three months ended April 30, 2002.  For fiscal 2003, revenues from international sales were $103.6 million, or 42% of total revenue, as compared to $135.8 million, or 39% of total revenue for fiscal 2002. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

•                  restrictions on repatriation of earnings;

•                  exposure to adverse movements in foreign currency exchange rates;

•                  the burdens of complying with a variety of foreign laws;

•                  difficulties in staffing and managing foreign subsidiaries and branch operations;

•                  the costs and risks of operating in countries experiencing geopolitical conflict and/or terrorism;

•                  the effect of our adoption of global pricing models;

•                  difficulties in integrating products and operations from foreign acquisitions;

•                  the impact of local health or political crises that prohibit or severely limit travel or other interaction with a local economic market;

•                  exposure to local economic slowdowns; and

•                  the need to guarantee credit instruments extended to support foreign operations.

Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2003, our stock had a high sales price of $18.35 and a low sales price of $2.03, and during the quarter ended April 30, 2003, had a high sales price of $4.21 and a low sales price of $2.71. The last sale price of our common stock as reported on The Nasdaq National Market on June 10, 2003 was $4.00. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

Legislative actions may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission or the National Association of

Securities Dealers impose new duties on us and our executives, directors, attorneys and independent accountants.  In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services.  Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses.

Potential new accounting pronouncements may cause our net income to decrease or our net losses to increase.

We currently account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and have not recognized any compensation expense for awards of employee stock options in the months ended April 30, 2003 and 2002.  Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, permits us to continue accounting for stock-based compensation as set forth in APB 25, provided we disclose the pro forma affect on net income and earnings per share of using a fair-value method of accounting for stock-based employee compensation plans.  If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, our net income could materially decrease or our net losses could materially increase.  For example, had we recorded compensation expenses based on the estimated grant date fair value for awards under our stock option and stock purchase plans (as defined in SFAS 123) our pro forma net loss for the three months ended April 30, 2003 would have been $14.1 million, or $0.18 per share, instead of reported net loss of $10.8 million or $0.14 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and debt obligations. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  During the quarter ended April 30, 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, of which we have borrowed $40.0 million.  As of April 30, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in other income (expense) in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	450,000	750,000	460,000,000
Rate:	1.5608	1.0745	120.1000
USD Equivalent:	$701,000	$805,000	$3,835,000
Maturity Date:	5/12/03	5/12/03	5/12/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of April 30, 2003, the fair value of our outstanding contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2003.  See item 7A, “Quantitative And Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Wind River maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the

Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

(b) Report on Form 8-K

Wind River did not file a report on Form 8-K during the quarter ended April 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 13, 2003	WIND RIVER SYSTEMS, INC.

	By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)