Form 10-Q
period 2003-07-31
WIND RIVER SYSTEMS INC
filed 2003-09-12
CIK 833829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

As of September 10, 2003, there were 84,158,661 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2003

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues, net:
Products	$32,943	$42,301	$62,204	$86,026
Services	17,470	21,281	36,752	43,915
Total revenues, net	50,413	63,582	98,956	129,941

Cost of revenues:
Products	3,383	4,709	6,542	10,182
Services	10,212	12,992	20,282	26,980
Total cost of revenues	13,595	17,701	26,824	37,162

Gross profit	36,818	45,881	72,132	92,779

Operating expenses:
Selling and marketing	20,674	32,747	44,118	66,562
Product development and engineering	14,083	17,792	28,432	38,414
General and administrative	6,421	8,397	13,910	17,681
Amortization of purchased intangibles	1,733	2,395	3,575	4,518
Impairment of purchased intangibles	1,400	—	1,400	—
Restructuring and other charges	2,016	17,665	2,016	17,665
Total operating expenses	46,327	78,996	93,451	144,840

Loss from operations	(9,509)	(33,115)	(21,319)	(52,061)

Other income (expense):
Interest income	2,137	3,147	4,967	6,539
Interest expense	(1,876)	(1,773)	(3,587)	(3,561)
Other income (expense), net	579	(4,928)	1,132	(5,134)
Total other income (expense)	840	(3,554)	2,512	(2,156)

Loss before provision for income taxes	(8,669)	(36,669)	(18,807)	(54,217)
Provision for income taxes	609	275	1,244	775
Net loss	$(9,278)	$(36,944)	$(20,051)	$(54,992)

Basic and diluted net loss per share	$(0.12)	$(0.47)	$(0.25)	$(0.70)
Shares used in basic and diluted per share calculation	79,921	79,035	79,772	78,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,242	$31,938
Short-term investments	17,263	31,110
Accounts receivable, net	37,853	42,129
Prepaid and other current assets	10,543	11,763
Total current assets	87,901	116,940

Investments	164,117	161,575
Property and equipment, net	96,900	45,618
Goodwill	83,728	83,728
Other intangibles, net	5,675	10,648
Other assets	10,281	11,645
Restricted cash	45,930	60,300
Total assets	$494,532	$490,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,836	$2,063
Accrued liabilities	16,147	19,230
Accrued restructuring costs	4,355	18,717
Accrued compensation	14,586	15,264
Income taxes payable	1,518	4,392
Deferred revenues	31,505	28,863
Total current liabilities	69,947	88,529

Convertible debt	150,000	150,000
Other long-term debt	40,000	—
Total liabilities	259,947	238,529

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 82,400 and 81,775 shares issued as of July 31, 2003 and January 31, 2003, respectively; 80,437 and 79,539 shares outstanding as of July 31, 2003 and January 31, 2003, respectively	82	82
Additional paid-in-capital	749,095	747,642
Loan to stockholder, net	(747)	(2,006)
Treasury stock, 1,963 and 2,236 shares at cost at July 31, 2003 and January 31, 2003, respectively	(32,997)	(34,185)
Accumulated other comprehensive income (loss)	(287)	644
Accumulated deficit	(480,561)	(460,252)
Total stockholders’ equity	234,585	251,925
Total liabilities and stockholders’ equity	$494,532	$490,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(20,051)	$(54,992)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10,808	15,306
Non-cash compensation, including 401(k) match and stock compensation	1,300	1,453
Provision for loan to stockholder, net	1,200	—
Impairment of purchased intangibles	1,400	—
Non-cash charge for other-than-temporary decline in investment	—	4,259
Interest on loan to stockholder	59	(56)
Gain on sale of technology	(416)	—
Non-cash restructuring charge	812	1,545
Deferred income taxes	—	69
Loss on asset dispositions	—	153
Changes in assets and liabilities:
Accounts receivable, net	4,276	15,604
Prepaid and other current assets	1,220	5,609
Accounts payable	(227)	(2,860)
Accrued restructuring costs	(15,174)	(126)
Accrued liabilities	(3,083)	2,368
Accrued compensation	(678)	(4,000)
Income taxes payable	(2,874)	(2,633)
Deferred revenues	2,642	(3,589)
Other assets and liabilities	1,364	(61)
Net cash used in operating activities	(17,422)	(21,951)

Cash flows from investing activities:
Acquisition of property and equipment	(58,517)	(4,161)
Capitalized software development costs	—	(969)
Purchase of investments	(112,649)	(163,436)
Sales of investments	70,370	83,600
Maturities of investments	52,454	22,670
Net reduction in restricted cash	14,164	—
Sale of technology	416	—
Net cash used in investing activities	(33,762)	(62,296)

Cash flows from financing activities:
Issuance of common stock	1,083	6,298
Repayment of line of credit	—	(2,869)
Acquisition of treasury stock	—	(3,938)
Borrowings from loan facility	40,000	—
Net cash provided by (used in) financing activities	41,083	(509)

Effect of exchange rate changes on cash and cash equivalents	405	1,494

Net decrease in cash and cash equivalents	(9,696)	(83,262)
Cash and cash equivalents at beginning of period	31,938	131,067
Cash and cash equivalents at end of period	$22,242	$47,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of July 31, 2003 and January 31, 2003, and the results of operations for the three and six months ended July 31, 2003 and 2002, and the cash flows for the six months ended July 31, 2003 and 2002 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission (“2003 Form 10-K”). The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of results to be expected for the entire 2004 fiscal year, which ends on January 31, 2004, or for any future period.

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

Note 2: Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS 123, as amended by SFAS 148, permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period.  Therefore, as permitted by SFAS 123 and SFAS 148, we apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the three and six months ended July 31, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to

Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We use the Black-Scholes option-pricing model to value options granted to non-employees.

Pro Forma Disclosures. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and six months ended July 31, 2003 and 2002:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Risk free interest rate	3.35%	3.59%	3.35%	3.59%
Expected volatility	83.9%	76.4%	83.9%	76.4%
Expected option life (in years)	4.88	4.92	4.88	4.92
Expected dividends	—	—	—	—

The weighted average fair value per share of options granted during the three months ended July 31, 2003 and 2002 was $3.55 and $3.23, respectively, and the weighted average fair value per share of options granted during the six months ended July 31, 2003 and 2002 was $2.48 and $3.63, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Six Months Ended July 31,
	2003	2002
Risk free interest rate	1.22%	1.81%
Expected volatility	81.6%	89.2%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended July 31, 2003 was $1.52, as compared to a weighted average fair value of $6.96 per share during both the three and six months ended July 31, 2002.

Had compensation expense under these arrangements been determined pursuant to SFAS 123, our net loss and net loss per share for the three and six months ended July 31, 2003 and 2002 would have been:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net loss:
As reported	$(9,278)	$(36,944)	$(20,051)	$(54,992)
Add: Stock-based compensation expense included in net income, net of tax	212	—	212	—
Less: Stock-based compensation expense determined under fair-value-based method for all awards	3,591	12,374	10,844	24,243
Pro forma	$(12,657)	$(49,318)	$(30,683)	$(79,235)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.47)	$(0.25)	$(0.70)
Pro forma	$(0.16)	$(0.62)	$(0.38)	$(1.00)

The pro forma amounts include compensation expense related to stock option grants and purchases of common stock under the Purchase Plan. The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share in the three and six months ended July 31, 2003 and 2002 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

A summary of option activity for the six months ended July 31, 2003 and 2002 is as follows:

	Six Months Ended July 31,
	2003		2002
	Number of Shares Outstanding	Weighted Average Price per Share	Number of Shares Outstanding	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	19,433	$17.92	18,503	$21.62
Granted	182	4.10	4,877	5.68
Exercised	(74)	2.17	(529)	7.27
Canceled	(10,219)	24.29	(2,304)	21.42
Ending Balance	9,322	10.80	20,547	18.23

Options outstanding and exercisable as of July 31, 2003 from all option plans are as follows by exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)

$0.96 - $4.89	598	3.86	$3.53	418	$3.50
5.00 – 5.00	3,348	3.94	5.00	—	—
5.28 - 10.25	1,161	6.39	8.53	746	8.64
10.27 - 10.40	1,495	8.14	10.40	710	10.40
10.96 - 15.00	599	7.09	14.06	400	13.65
15.00 - 16.00	1,083	6.14	15.97	1,022	15.98
16.19 - 37.25	933	5.85	28.14	827	28.17
37.88 - 44.50	101	6.97	41.72	78	41.56
47.94 – 47.94	3	7.17	47.94	2	47.94
48.63 – 48.63	1	6.62	48.63	1	48.63
0.96 – 48.63	9,322	5.60	10.81	4,204	15.17

As of July 31, 2002, options to purchase 9.1 million shares of common stock were exercisable at a weighted average exercise price of $23.14.  As of July 31, 2003, an aggregate of 11.7 million shares were available for grant under all of our option plans.

On March 21, 2003, we announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of our common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options were cancelled.  The number of shares subject to the new options is dependant on the applicable exchange ratio determined by the exercise price of the exchanged stock options and the number of participating employees. Participating employees will receive new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, we canceled outstanding options to purchase approximately 7.4 million shares of our common stock. We expect to grant new options to purchase a total of approximately 3.8 million shares of our common stock no earlier than October 20, 2003, which is the first business day that is six months and one day after the cancellation of the exchanged options, but no later than November 30, 2003. The exercise price per share of the new options will be equal to the fair market value of our common stock on the date of grant as determined in accordance with our applicable option plans. The new stock options represent approximately 4.5% of the total shares of our common stock outstanding as of September 10, 2003, and could have a dilutive impact on our future earnings per share to the extent that the market price of our common stock exceeds the exercise price of the new stock options to be granted.  We do not expect to record compensation expense resulting from the exchange program.

During the three months ended July 31, 2003, we recorded a charge of approximately $212,000 relating to options previously granted to our chief executive officer who resigned in June 2003.  See Note 7, “Separation of Former Chief Executive Officer.”

Note 3: Goodwill and Other Intangible Assets

We refer you to Note 3, “Acquisitions and Dispositions,” of Notes to Consolidated Financial Statements in our 2003 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002, 2001 and 2000.

Information regarding our goodwill and other intangible assets is as follows:

	Goodwill	Purchased Technologies	Trademarks and Other Intangibles	Total
	(In thousands)
Gross Carrying Amount:
Balance as of January 31, 2003	$83,728	$32,621	$9,501	$125,850
Additions	—	—	—	—
Impairments	—	(1,400)	—	(1,400)
Balance as of July 31, 2003	83,728	31,221	9,501	124,450

Accumulated Amortization, Foreign Translation and Other Adjustments:
Balance as of January 31, 2003	—	(24,316)	(7,158)	(31,474)
Additions	—	(2,885)	(690)	(3,575)
Foreign translation and other adjustments	—	—	2	2
Balance as of July 31, 2003	—	(27,201)	(7,846)	(35,047)

Net Book Value:	$83,728	$4,020	$1,655	$89,403

During the three months ended July 31, 2003 we performed the annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2003.  Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142.  We completed our evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.  The primary methods used to determine the fair values for SFAS 142 impairment purposes were the discounted cash flow and market methods.  The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review.

During the three months ended July 31, 2003, we identified a possible impairment of certain purchased technologies relating to a previous acquisition. This impairment was based on a change in the long-term strategic plan for these purchased technologies. Accordingly, we compared the undiscounted cash flows associated with such acquired business and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the three months ended

July 31, 2003, we recorded an aggregate charge of $1.4 million related to the impairment of purchased technologies. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for these purchased technologies.

The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year	Amount (In thousands)
2004*	$2,962
2005	2,029
2006	684
Thereafter	—
$5,675

* For the remaining six months

Note 4: Restricted Cash

As of July 31, 2003, restricted cash consists of investments held as collateral under our loan facility. See Note 8, “Other Borrowings,” below.  As of January 31, 2003, restricted cash consisted of the investments held as collateral under the synthetic leases for our headquarters buildings in Alameda, California. See Note 11, “Commitments and Contingencies.”

Note 5: Derivative Financial Instruments

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of July 31, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,200,000	4,200,000	347,500,000
Rate:	1.6362	1.1378	117.7700
USD Equivalent:	$3,593,000	$4,775,000	$2,953,000
Maturity Date:	8/13/03	8/13/03	8/13/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments.  We do not enter into derivative financial instruments for trading or speculative purposes.  As of July 31, 2003, the fair value of our outstanding contracts was not significant.

Note 6: Restructuring and Other Charges

Restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River, costs associated with the separation of the former chief executive officer and costs associated with the settlement of litigation and related remediation efforts.

Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to Emerging Issues Task Force ("EITF") Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).

Restructuring Charges.  As a result of the decisions to restructure our business during fiscal 2003 and 2002, we recorded net restructuring charges of $32.7 million and $21.7 million, respectively, which in each case were classified as operating expenses.  Additionally, in the three months ended July 31, 2003, we undertook a further restructuring consisting of a limited headcount reduction of 10 employees, including four executive level positions in sales, legal and operations, and six positions in information technology.  As a result of our decisions to restructure, we recorded net restructuring charges of $812,000 in both the three and six months ended July 31, 2003 and $13.9 million in both the three and six months ended July 31, 2002.

As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. As of July 31, 2003, our total restructuring liabilities related to our restructuring plans for fiscal 2003 and 2004 were $4.4 million. The following table summarizes our restructuring liabilities as of January 31, 2003 and our restructuring activity accounted for according to EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), for the six months ended July 31, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash payments	(13,561)	(1,068)	(545)	(15,174)
Cash charges	812	—	—	812
Restructuring liabilities as of July 31, 2003	$2,406	$1,597	$352	$4,355

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 were substantially completed during the first half of fiscal 2004.  The workforce reductions implemented in the second quarter of fiscal 2004 will be substantially completed by the end of the third fiscal quarter of fiscal 2004.

Other Charges.  In June 2003, our chief executive officer resigned.  As a result, during the three months ended July 31, 2003, we recorded a charge of $1.2 million relating to a provision against the value of an outstanding loan to this officer.  See Note 7, “Separation of Former Chief Executive Officer.”

During the three months ended July 31, 2002, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Note 7: Separation of Former Chief Executive Officer

Effective June 24, 2003, Thomas St. Dennis, our President and Chief Executive Officer, resigned his position. Under the terms of the employment agreement entered into by Mr. St. Dennis and us in September 1999, Mr. St. Dennis is required to provide certain consulting services to us, as and when requested by the Board of Directors, for a period of one year from the date his employment terminated.

In return for providing these services, Mr. St. Dennis will receive payments equivalent to his annual salary plus a pro-rata share of his target bonus for the current fiscal year. Options held by Mr. St. Dennis will also continue to vest for a period of 12 months. Based on the terms of the options held by Mr. St. Dennis at the date his employment terminated, approximately 314,000 options are expected to vest during the consulting period.

Due to Mr. St. Dennis’ change in status from employee to consultant we re-measured on the date his employment terminated, and will continue to re-measure, the fair value of these options until these options either become vested or the consulting period is completed. The fair value of these options was calculated using the Black-Scholes option-pricing model assuming a volatility of 101.2%, a term of 2 years and a risk free rate of 4.38%.  The resulting fair value, together with the periodic adjustments arising from re-measurement, will be recorded as an expense over the consulting period using the accelerated method of accounting discussed in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award

Plans an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). During the three months ended July 31, 2003, we recorded in general and administrative expenses approximately $212,000 related to these options.

The total amount of compensation expense recorded for these options will vary based on any increases or decreases in our stock price. As a result, the amount recorded for the three months ended July 31, 2003 may not be indicative of the total expense that will be recorded for these options.

At the time his employment terminated, Mr. St. Dennis was indebted to us in the amount of approximately $1.9 million, under the terms of a secured promissory note dated as of September 7, 1999.  This note is secured by approximately 126,000 shares of our common stock, which Mr. St. Dennis purchased in the open market with the proceeds of the loan.  Based on the terms of the note and Mr. St. Dennis’ employment agreement, the note does not become due until a date that is six months after the date of completion of the consulting services discussed above. Because the aggregate amount outstanding under the note exceeds the fair market value of the shares of common stock securing the loan, the fact Mr. St. Dennis is no longer an employee and the length of time of the repayment date after the completion of Mr. St. Dennis’ consulting services, we have elected to record a provision of approximately $1.2 million against the aggregate amount outstanding under the note. Such provision is calculated as the difference between the carrying value of the note and the fair market value of the shares of common stock securing the loan as of Mr. St. Dennis’ separation date.

We will continue to assess the carrying value of the note in relation to the value of the security and may record additional provisions. However, we intend to seek the full collection of the note when it becomes due in accordance with its terms.

Note 8: Other Borrowings

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, both of which mature in April 2005. During the six months ended July 31, 2003, we borrowed $40.0 million against the loan facility. The unused commitment is subject to a fee equal to 0.10% per annum on the average daily-unused amount of the loan commitment.

Interest, which is payable monthly in arrears, is calculated at either a floating rate equivalent to the prime rate or a fixed rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.40%. At our option, the rate may be fixed for periods of 1, 2, 3, 6, 9 or 12 months, or the Fixed Rate Term. We elected an initial Fixed Rate Term of 12 months. As of July 31, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

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

Our restricted cash balance consists of $45.9 million in marketable securities held as collateral (the “Securities Collateral”) in order to ensure the performance of our obligations under the loan facility.  In addition, we are required to maintain liquidity of at least $100.0 million.  Under the facility agreement, liquidity is defined as the aggregate of our unencumbered and unrestricted cash, cash equivalents and readily marketable securities acceptable to the bank.

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

Note 9: Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for Wind River results from foreign currency translation adjustments, mark-to-market adjustments on interest rate swaps and unrealized gains and losses on available-for-sale securities, net of taxes.

Comprehensive loss for the three and six months ended July 31, 2003 and 2002 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands)
Net loss	$(9,278)	$(36,944)	$(20,051)	$(54,992)
Other comprehensive loss:
Foreign currency translation adjustments	236	872	405	1,494
Unrealized gain (loss) on investments	(734)	60	(1,336)	(61)
Fair value measurement of interest rate swaps	—	(1,426)	—	(1,506)

Other comprehensive loss	(498)	(494)	(931)	(73)

Total comprehensive loss	$(9,776)	$(37,438)	$(20,982)	$(55,065)

Note 10: Net Loss Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation for the three and six months ended July 31, 2003 and 2002 is presented below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands)
Shares used in basic net loss per share computation	79,921	79,035	79,772	78,901
Effect of dilutive potential common shares	—	—	—	—
Shares used in diluted net loss per share computation	79,921	79,035	79,772	78,901

The effect of assumed conversion of the 3.75% convertible subordinated notes into 6.2 million shares of our common stock for both the three and six months ended July 31, 2003 and 2002 is anti-dilutive, and is, therefore, excluded from the above computation. If we had recorded net income for the three and six months ended July 31, 2003 and 2002, we would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 96,000 and 408,000 for the three months ended July 31, 2003 and 2002, respectively, and 70,000 and 678,000 for the six months ended July 31, 2003 and 2002, respectively.  Because we recorded a net loss for the three and six month periods ended July 31, 2003 and 2002, there is no difference between basic and diluted net loss per share.

Note 11: Commitments and Contingencies

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

In September 1997 and November 1999, we entered into operating leases for our headquarters facility constructed on land owned by us in Alameda, California. After considering various financing alternatives for the construction of our headquarters buildings, the related economic impact of each alternative and the ability to retain control of the property, we chose a form of financing that we believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of our officers or employees had any financial interest in these synthetic lease arrangements.

In January 2003, we notified the lessor of our intent to exercise the purchase option under the leases and purchase the buildings.  In April 2003, we completed the exercise of the purchase options and acquired the buildings for a purchase price of $57.4 million.  As a result, we now reflect the buildings as an asset on our balance sheet. Additionally, the restricted cash of $60.3 million held to secure our obligations under the synthetic leases was released. Prior to the exercise of the purchase options, we reflected lease payments as a rental expense in our statement of operations. Having acquired the buildings, we no longer record lease expense for the buildings and, commencing in the first quarter of fiscal 2004, we began recording depreciation expense for the buildings over their estimated useful life of 30 years.

Note 12: Segment and Geographic Information

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

	Revenues

Three Months Ended

Six Months Ended

Long-lived Assets

	July 31,		July 31,		As of July 31,	As of Jan. 31,
	2003	2002	2003	2002	2003	2003
	(In thousands)				(In thousands)
North America	$27,923	$35,095	$56,665	$75,390	$187,928	$140,823
EMEA	11,799	15,821	22,532	30,290	5,814	6,523
Japan	7,352	6,960	12,719	12,869	2,630	3,906
Asia Pacific	3,339	5,706	7,040	11,392	212	387
Consolidated	$50,413	$63,582	$98,956	$129,941	$196,584	$151,639

Revenue information on a product and services basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
	(In thousands)
Software licenses	$20,825	$25,418	$36,826	$51,667
Production license revenues	12,118	16,883	25,378	34,359
Maintenance revenues	11,729	12,958	24,109	25,570
Other service revenues	5,741	8,323	12,643	18,345
Total	$50,413	$63,582	$98,956	$129,941

No single customer accounted for more than 10% of our total revenues in the three or six months ended July 31, 2003 or 2002.

Note 13: Recent Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We are currently assessing the impact of the adoption of this pronouncement on our consolidated financial statements.

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

Note 14:  Subsequent Events

In August 2003, we announced a restructuring in our general and administrative organization, including the finance, legal, operations, human resources and information technology departments.  Some areas of sales administration have also been impacted.  The restructuring is expected to consist of a headcount reduction of approximately 40 positions in addition to those reduced during the three months ended July 31, 2003, as well as the implementation of other cost-control measures.  We expect to realize the impact of most of these reductions in the fourth quarter of fiscal 2004, which ends on January 31, 2004.  As a result of such restructuring, we expect to record a charge of approximately $1.5 million in the quarter ending October 31, 2003, in addition to the $812,000 recorded during the three months ended July 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include the sentence in the fourth paragraph under “Results of Operations—Revenues” regarding expectations for maintenance revenue; the sentence in the fifth paragraph under “Results of Operations—Revenues” regarding expectations for international sales; the sentences in the second and third paragraphs under “Results of Operations—Cost of Revenues” regarding factors that may affect product related costs of revenues in the future and our expectations regarding cost of service revenues as a percentage of service revenue; the sentences in the first, second and third paragraphs under “Results of Operations—Operating Expenses” regarding our expectations about sales and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the sentences under “Results of Operations—Operating Expenses—Restructuring and Other Charges” regarding the anticipated timing of completion of the workforce reductions implemented in the second and third fiscal quarters, and the expected restructuring charge for the third fiscal quarter; the sentences in the last paragraph of “Liquidity and Capital Resources” regarding our beliefs about future liquidity and capital requirements; and the statements under “Recent Accounting Pronouncements” regarding the impact of the adoption of the pronouncements discussed thereunder.

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

During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because revenue is recognized ratably over the subscription period under the enterprise license model. At the end of the subscription period, the customer’s usage rights to our products expire unless renewed. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered with a much smaller amount of revenue relating to the fair value of the maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term revenue and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model.  Since the introduction of the Integrated Embedded Platforms, the rate at which customers have transitioned to the enterprise license model has been in line with our expectations.  However, we cannot be sure that the adoption rate will continue as we anticipate and, to the extent that the adoption rate is higher or lower than we expect, our revenue and deferred revenue will be impacted.

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  We review the accounting policies we use in reporting our results on a regular basis.  The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its applications.  There are also areas in which our judgments in selecting among available accounting alternatives would not produce a materially different result.  We have identified certain policies as critical to our business operation and to the understanding of our financial condition and results of operations, and our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.  Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•                  Revenue recognition

•                  Estimating sales returns and other allowances, and allowance for doubtful accounts

•                  Valuation of investments and long-lived assets, including goodwill and purchased intangibles

•                  Restructuring charges

•                  Accounting for income taxes

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Form 10-K.

Results of Operations

Beginning in the second quarter of fiscal 2002, we began to be significantly impacted by the continuing economic downturn in the high-technology sector. The downturn in the high-technology sector, as well as the adverse impact on us, has continued into the second quarter of fiscal 2004.  Our revenues were $50.4 million and $63.6 million for the three months ended July 31, 2003 and 2002, respectively, and $99.0 million and $129.9 million for the six months ended July 31, 2003 and 2002, respectively.  Net loss was $9.3 million, or $0.12 per share, for the quarter ended July 31, 2003 compared to a net loss of $36.9 million, or $0.47 per share, for the quarter ended July 31, 2002.  Net loss was $20.1 million, or $0.25 per share, for the six months ended July 31, 2003 compared to a net loss of $55.0 million, or $0.70 per share, for the six months ended July 31, 2002.  See “—Revenues” and “—Factors That May Affect Future Results—The continuing economic downturn has adversely impacted, and may continue to adversely impact, our revenues and earnings,” for a further discussion regarding the impact of the economic downturn on our financial condition and results of operations.

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues, net:
Products	65%	67%	63%	66%
Services	35	33	37	34
Total revenues, net	100	100	100	100
Cost of revenues:
Products	7	7	7	8
Services	20	20	20	21
Total cost of revenues	27	27	27	29
Gross profit	73	73	73	71
Operating expenses:
Selling and marketing	41	52	45	51
Product development and engineering	28	28	29	30
General and administrative	13	13	14	14
Amortization of purchased intangibles	3	4	4	3
Impairment of purchased intangibles	3	—	1	—
Restructuring and other charges	4	28	2	14
Total operating expenses	92	125	95	112
Loss from operations	(19)	(52)	(22)	(41)
Other income (expense):
Interest income	4	5	5	5
Interest expense	(3)	(3)	(3)	(3)
Other income (expense), net	1	(8)	1	(4)
Total other income (expense)	2	(6)	3	(2)
Loss before provision for income taxes	(17)	(58)	(19)	(43)
Provision for income taxes	1	—	1	1
Net loss	(18)%	(58)%	(20)%	(44)%

Revenues

Revenues consist of product and service revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties) and fees for integrated embedded platforms, operating systems, hardware, licenses, and fees for the use of development tools. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $50.4 million and $63.6 million for the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 21%.  Total revenues were $99.0 million and $129.9 million for the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 24%.

Our product revenues, excluding revenue from production licenses, decreased 18% to $20.8 million in the three months ended July 31, 2003, compared to $25.4 million in the three months ended July 31, 2002 and decreased 29% to $36.8 million in the six months ended July 31, 2003, compared to $51.7 million in the six months ended July 31, 2002. Revenue from production licenses declined 28% to $12.1 million in the three months ended July 31, 2003, compared to $16.9 million in the three months ended July 31, 2002 and declined 26% to $25.4 million in the six months ended July 31, 2003, compared to $34.4 million in the six months ended July 31, 2002. Product revenues accounted for approximately 65% and 67% of total revenues in the three months ended July 31, 2003 and 2002, respectively, and 63% and 66% in the six months ended July 31, 2003 and 2002, respectively. The general decline in product revenues is primarily due to lower customer demand for hardware and software products, including revenues from production licenses, which are generally tied to the number of products deployed.  This lower customer demand is primarily a result of the current economic downturn in the high-technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our production license revenue declines as well. Our product revenues have also been affected as the result of the transition of some of our customers to the enterprise license model, in which revenue is recognized ratably as opposed to being recognized immediately under our existing project-based license model.  See “—Factors That May Affect Future Results — In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful.  Additionally, we expect the transition to the new model will impact the timing of our reported revenues.”

During the first half of fiscal 2004 and during fiscal 2003 and 2002, some of our customers have (i) decreased research and development budgets, (ii) sought to increase the value they receive from vendors, including us, (iii) attempted to leverage a more competitive bidding process when spending research and development budgets, and/or (iv) deferred or canceled projects, in whole or in part. As a result of these factors, we believe that some of our customers have undertaken development in-house, selected solutions they perceive to be less expensive or have relied on existing licenses rather than making new product purchases from us. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues or market share particularly where our customers’ budget constraints may make such software, which is royalty-free, more appealing than our products for their initial project development.

Service revenues decreased 18% to $17.5 million in the three months ended July 31, 2003, compared to $21.3 million in the three months ended July 31, 2002, and decreased 16% to $36.8 million in the six months ended July 31, 2003, compared to $43.9 million in the six months ended July 31, 2002.  Service revenues accounted for approximately 35% and 33% of total revenues in the three months ended July 31, 2003 and 2002, respectively, and 37% and 34% in the six months ended July 31, 2003 and 2002, respectively.  Excluding maintenance revenues, service revenues declined 31% to $5.7 million in the three months ended July 31, 2003, compared to $8.3 million in the three months ended July 31, 2002, and declined 31% to $12.6 million in the six months ended July 31, 2003, compared to $18.3 million in the six months ended July 31, 2002.  These declines were a result of the disruption to our services backlog that arose from the reorganization of our sales force as part of the restructuring plan announced in the fourth quarter of fiscal 2003 as well as the economic downturn in the high technology sector.  During the three and six months ended July 31, 2003, we generated $2.3 million and $5.9 million, respectively, in revenue from fixed-price services contracts accounted for under the percentage-of-completion method of accounting.  Maintenance revenues decreased 10% to $11.7 million in the three months ended July 31, 2003, compared to $13.0 million in the three months ended July 31, 2002 and declined 6% to $24.1 million in the six months ended July 31, 2003, compared to $25.6 million in the six months ended July 31, 2002.  We expect maintenance revenues will continue to decline as our customers transition to our enterprise license model, which includes maintenance as a part of the subscription fee.

Revenues from international sales decreased by 21% to $22.5 million in the three months ended July 31, 2003, compared to $28.5 million in the three months ended July 31, 2002 and declined 22% to $42.3 million in the six months ended July 31, 2003, compared to $54.6 million in the six months ended July 31, 2002. The overall decrease in the three months ended July 31, 2003 compared to the three months ended July 31, 2002 was due to a 25% decline in revenues from Europe, the Middle East and Africa, or EMEA, and a 42% decline in revenues from Asia Pacific, offset by a 6% increase in revenues from Japan.  The overall decrease in the six months ended July 31, 2003 compared to the six months ended July 31, 2002 was due to a 26% decline in revenues from EMEA, a 38% decline in revenues from Asia Pacific and a 1% decrease in revenues from Japan. Revenues in EMEA were $11.8 million in the three months ended July 31, 2003, compared to $15.8 million in the three months ended July 31, 2002 and were $22.5 million in the six months ended July 31, 2003, compared to $30.3 million in the six months ended July 31, 2002. Revenues in Japan were $7.4 million in the three months ended July 31, 2003, compared to $7.0 million in the three months ended July 31, 2002 and were $12.7 million in the six months ended July 31, 2003, compared to $12.9 million in the six months ended July 31, 2002. Revenues from Asia Pacific were $3.3 million in the three months ended July 31, 2003, compared to $5.7 million in the three months ended July 31, 2002 and were $7.0 million in the six months ended July 31, 2003, compared to $11.4 million in the six months ended July 31, 2002.  The decrease in international revenues resulted primarily from macroeconomic factors that have caused our customers to reduce their research and development spending and purchase fewer of our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions.  Our international revenues have also been affected as the result of the transition of some of our customers to the enterprise license model, in which revenue is recognized ratably as opposed to being recognized immediately under our existing project-based license model.  International revenues accounted for 45% and 43%, respectively, of total revenues in the three and six months ended July 31, 2003, compared to 45% and 42%, respectively, of total revenues the three and six months ended July 31, 2002. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

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

Cost of Revenues

The overall cost of products and services as a percentage of total revenues was 27% in both the three months ended July 31, 2003 and 2002, and was 27% and 29% in the six months ended July 31, 2003 and 2002, respectively.

Cost of products was $3.4 million and $4.7 million in the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 28%, and $6.5 million and $10.2 million in the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 36%.  Product-related cost of revenues as a percentage of product revenues was 10% in the three months ended July 31, 2003, compared to 11% in the three months ended July 31, 2002 and was 11% in the six months ended July 31, 2003, compared to 12% in the six months ended July 31, 2002.  Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The decline in product-related costs in absolute dollars in the three and six months ended July 31, 2003 was primarily due to lower direct production costs and manufacturing and distribution costs.  Direct production costs were $855,000 and $1.2 million for three months ended July 31, 2003 and 2002, respectively, and $1.8 million and $2.9 million for the six months ended July 31, 2003 and 2002, respectively.  Manufacturing and distribution costs were $861,000 and $1.3 million for the three months ended July 31, 2003 and 2002, respectively, and $1.8 million and $2.8 million for the six months ended July 31, 2003 and 2002, respectively.  Amortization of capitalized software development costs for the three months ended July 31, 2003 and 2002 amounted to $137,000 and $186,000, respectively; and third-party royalty costs for the three months ended July 31, 2003 and 2002 were $1.1 million and $1.6 million, respectively.  Amortization of capitalized software development costs for the six months ended July 31, 2003 and 2002 amounted to $319,000 and $417,000, respectively; and third party royalty costs for the six months ended July

31, 2003 and 2002 amounted to $2.0 million and $3.3 million, respectively.  Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

Cost of services was $10.2 million and $13.0 million in the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 21%, and was $20.3 million and $27.0 million in the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 25%.  Service-related cost of revenues as a percentage of service revenues was 58% and 61% in the three months ended July 31, 2003 and 2002, respectively, and 55% and 61% in the six months ended July 31, 2003 and 2002, respectively.  Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three and six months ended July 31, 2003, compared to the three and six months ended July 31, 2002, was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring plans we implemented in fiscal 2003.  We realized cost reductions of $1.9 million in professional services costs and $742,000 in training costs in the quarter ended July 31, 2003, compared to the quarter ended July 31, 2002. In the six months ended July 31, 2003, we realized cost reductions of $4.3 million in professional services costs and $1.4 million in training costs compared to the six months ended July 31, 2002.  We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Operating Expenses

Selling and Marketing.  Selling and marketing expenses were $20.7 million and $32.7 million in the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 37%. Selling and marketing expenses were $44.1 million and $66.6 million in the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 34%.  As a percentage of total revenues, selling and marketing expenses were 41% and 52% in the three months ended July 31, 2003 and 2002, respectively, and 45% and 51% in the six months ended July 31, 2003 and 2002, respectively.  The decreases in absolute dollars of selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and the impact of our restructuring plans implemented during fiscal 2003, including reduced expenditures for salaries and related fringe costs and travel costs. Due to our restructuring plans implemented in fiscal 2003 and the general decline in sales, we realized cost reductions of $942,000 in sales commissions, $4.2 million in the area of payroll-related costs, $1.1 million in travel costs and $881,000 in consulting costs together with smaller savings achieved in various other areas in the quarter ended July 31, 2003, compared to the quarter ended July 31, 2002.  We also realized cost reductions of $3.5 million in sales commissions, $9.0 million in the area of payroll related costs, $2.3 million in travel costs and $1.5 million in consulting costs in the six months ended July 31, 2003, compared to the six months ended July 31, 2002.  In addition, in the three and six months ended July 31, 2003 compared to the three and six months ended July 31, 2002, depreciation expense decreased $943,000 and $2.4 million, respectively, due to a lower depreciable base of our fixed assets and bad debt expense decreased $127,000 and $1.2 million, respectively due to improved collections.  We believe selling and marketing expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering.  Product development and engineering expenses were $14.1 million and $17.8 million in the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 21%, and were $28.4 million and $38.4 million in the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 26%.  As a percentage of total revenues, product development and engineering expenses were 28% in both the three months ended July 31, 2003 and 2002, and were 29% and 30% in the six months ended July 31, 2003 and 2002, respectively.  The decrease in product development and engineering expenses in absolute dollars in the three and six months ended July 31, 2003, compared to the same periods ended July 31, 2002, was primarily due to our implementation of cost-control measures related to our restructuring plans implemented in fiscal 2003. Due to these restructuring plans, we realized cost reductions of $3.0 million in payroll-related costs and $898,000 in consulting costs in the quarter ended July 31, 2003, compared to the quarter ended July 31, 2002, and cost reductions of $6.2 million in payroll related costs, $1.2 million in consulting costs together with smaller savings achieved in various other areas in the six months ended July 31, 2003, compared to the six months ended July 31, 2002.  We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development. In addition, we received $610,000 and $2.2 million of funded research and development related to our Center of Excellence program and other similar initiatives in the three months ended July 31, 2003 and 2002, respectively, and $1.8 million and $3.2 million in the six months ended July 31, 2003 and 2002, respectively, which offset a portion of our gross research and development expenses.

General and Administrative.  General and administrative expenses were $6.4 million and $8.4 million in the three months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 24%, and were $13.9 million and $17.7 million in the six months ended July 31, 2003 and 2002, respectively, reflecting a decrease of 21%. As a percentage of total revenues, general and administrative expenses were 13% in both the three months ended July 31, 2003 and 2002 and were 14% in both the six months ended July 31, 2003 and 2002. The decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to our restructuring plans implemented in fiscal 2003 and a reduction in legal costs.  Due to our restructuring plans implemented in fiscal 2003, we realized $793,000 in payroll related cost reductions in the quarter ended July 31, 2003, compared to the quarter ended July 31, 2002, and cost reductions of $1.3 million in payroll related costs in the six months ended July 31, 2003 compared to the six months ended July 31, 2002.  Additionally, our legal costs in the three months ended July 31, 2003 were $672,000 less than the three months ended July 31, 2002, and $1.9 million less in the six months ended July 31, 2003, compared to the six months ended July 31, 2002, primarily as a result of lower legal costs resulting from our restructuring plans, and from our having incurred $800,000 of legal costs in the quarter ended April 30, 2002 relating to an employee litigation matter.  We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the restructuring plans discussed above and the restructuring currently being undertaken in the general and administrative areas as discussed in, “Restructuring and Other Charges,” below. However, we do expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

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

Amortization of Purchased Intangibles.  Amortization of purchased intangibles totaled $1.7 million and $2.4 million in the three months ended July 31, 2003 and 2002, respectively, and $3.6 million and $4.5 million in the six months ended July 31, 2003 and 2002, respectively.

                Goodwill.  During the three months ended July 31, 2003 we performed the annual test for goodwill impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2003.  Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142.  We completed our evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.  The primary methods used to determine the fair values for SFAS 142 impairment purposes were discounted cash flow and market methods.  The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review.

                Impairment of Purchased Intangibles.  During the three months ended July 31, 2003, we identified a possible impairment of certain purchased technologies relating to a previous acquisition. This impairment was based on a change in the long-term strategic plan for these purchased technologies. Accordingly, we compared the undiscounted cash flows associated with such acquired business and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, during the three months ended July 31, 2003, we recorded an aggregate charge of $1.4 million related to the impairment of purchased technologies. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for these purchased technologies.

Restructuring and Other Charges.  Restructuring and other charges consists of costs associated with restructuring programs we have implemented, costs associated with the separation of the former chief executive officer and costs associated with the settlement of litigation and related remediation efforts.

Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).

                Restructuring Charges.  As a result of the decisions to restructure our business during fiscal 2003 and 2002, we recorded net restructuring charges of $32.7 million and $21.7 million, respectively, which in each case were classified as operating expenses.  Additionally, in the three months ended July 31, 2003, we undertook a further restructuring consisting of a limited headcount reduction of 10 employees, including four executive legal level positions in sales, legal and operations, and six positions in information technology.  As a result of our decisions to restructure, we recorded net restructuring charges of $812,000 in both the three and six months ended July 31, 2003 and $13.9 million in both the three and six months ended July 31, 2002, respectively.

 As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. As of July 31, 2003, our total restructuring liabilities related to our restructuring plans for fiscal 2003 and 2004 were $4.4 million.  The following table summarizes our restructuring liabilities as of January 31, 2003 and our restructuring activity accounted for according to EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), for the six months ended July 31, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash payments	(13,561)	(1,068)	(545)	(15,174)
Cash charges	812	—	—	812
Restructuring liabilities as of July 31, 2003	$2,406	$1,597	$352	$4,355

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 were substantially completed during the first half of fiscal 2004.  The workforce reductions implemented in the second quarter of fiscal 2004 will be substantially completed by the end of the third quarter of fiscal 2004.

In August 2003, we announced a restructuring in our general and administrative organization, including the finance, legal, operations, human resources and information technology departments.  Some areas of sales administration have also been impacted.  The restructuring is expected to consist of a headcount reduction of approximately 40 positions in addition to those reduced during the three months ended July 31, 2003, as well as the implementation of other cost-control measures.  We expect to realize the impact of most of these reductions in the fourth quarter of fiscal 2004, which ends on January 31, 2004.  As a result of such restructuring, we expect to record a charge of approximately $1.5 million in the quarter ending October 31, 2003, in addition to the $812,000 recorded during the three months ended July 31, 2003.

                Other Charges.  In June 2003, our former chief executive officer resigned.  As a result of this separation during the three months ended July 31, 2003, we recorded a charge of $1.2 million relating to a provision against the value of an outstanding loan to this officer.  See Note 7, “Separation of Former Chief Executive Officer,” in the notes to condensed consolidated financial statements.

During the three months ended July 31, 2002, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Other Income (Expense)

Interest Income.  Interest income was $2.1 million and $3.1 million for the three months ended July 31, 2003 and 2002, respectively, and $5.0 million and $6.5 million for the six months ended July 31, 2003 and 2002, respectively. The decrease in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates, and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted cash totaled $249.6 million and $313.7 million as of July 31, 2003 and 2002, respectively.

Interest Expense.  Interest expense was $1.9 million and $1.8 million for the three months ended July 31, 2003 and 2002, respectively, and $3.6 million in both the six months ended July 31, 2003 and 2002.  We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. Additionally, we pay interest of approximately $184,000 each quarter on our loan facility.

Other Income (Expense).  Other income (expense), net, was income of $579,000 and expense of $4.9 million for the three months ended July 31, 2003 and 2002, respectively, and income of $1.1 million and expense of $5.1 million for the six months ended July 31, 2003 and 2002, respectively.  During the three and six months ended July 31, 2003, other income consisted mainly of gains on the disposal of assets of acquired businesses of $200,000 and $616,000, respectively.  During the three and six months ended July 31, 2002, other expense reflected our write-down of certain public and private investments of approximately $4.3 million.

Provision For Income Taxes

Despite consolidated net losses in the three and six months ended July 31, 2003 and 2002, we had a tax provision of $609,000 and $275,000 in the three months ended July 31, 2003 and 2002, respectively, and a tax provision of $1.2 million and $775,000 in the six months ended July 31, 2003 and 2002, respectively.  These provisions represented effective tax rates of 7.0% and 0.7% for the three months ended July 31, 2003 and 2002, respectively, and 6.6% and 1.4% for the six months ended July 31, 2003 and 2002, respectively.  Our tax provision is based on estimates for foreign and withholding taxes that we expect to incur during the year.  As of January 31, 2003, our deferred tax assets were fully valued based on our determination that these assets will probably not be realized.  In the event that our estimates change, our effective tax rate will fluctuate from period to period.

Liquidity and Capital Resources

Cash Flows

As of July 31, 2003, we had working capital of approximately $18.0 million, and cash, cash equivalents and investments of approximately $203.6 million, which included $17.3 million of short-term investments and $164.1 million of investments with maturities of greater than one year, but excluded restricted cash of $45.9 million associated with our loan facility discussed below under “—Commitments.” We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Operating activities primarily include the net loss for the quarter, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the six months ended July 31, 2003, our operating activities used net cash of $17.4 million compared to $22.0 million in the six months ended July 31, 2002.  Net cash used in operating activities for the six months ended July 31, 2003 consisted of cash used by operations of $4.9 million and a decrease in cash of $12.5 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs offset by a decrease in accounts receivable. Accounts receivable decreased by $4.3 million due primarily to the lower sales volume in the six months ended July 31, 2003.  During the six months ended July 31, 2003, we also made net payments of $15.2 million associated with our restructuring plans.  Net cash used in operating activities for the six months ended July 31, 2002 consisted of a decrease in cash used by operations of $32.3 million offset by an increase in cash of $10.3 million arising from changes in assets and liabilities, primarily accounts receivable, which decreased by $15.6 million.  Cash from operations includes net loss of $20.1 million and $55.0 million offset primarily by depreciation and amortization of $10.8 million and $15.3 million in the six months ended July 31, 2003 and 2002, respectively. Our operating cash flows depend heavily on the level of our sales.  To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions, other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $33.8 million and $62.3 million in the six months ended July 31, 2003 and 2002, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and property and equipment purchases, partially offset by cash provided from the sale and maturity of investments.  Acquisitions of property and equipment totaled $58.5 million in the six months ended July 31, 2003, of which $57.4 million represented the purchase price of our headquarters buildings, which we acquired upon exercise of the purchase options associated with the synthetic leases covering our headquarters buildings. See “—Commitments” below for further information on the exercise of the purchase options.  In the six months ended July 31, 2002, purchases of property and equipment totaled $4.2 million.  During the six months ended July 31, 2003, the net decrease in our restricted cash was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility that we entered into in the same quarter.

In the six months ended July 31, 2003, our financing activities provided net cash of $41.1 million compared to net cash used of $509,000 in the six months ended July 31, 2002. During the six months ended July 31, 2003, the primary source of cash was the $40.0 million that we borrowed under our loan facility, which we entered into in the quarter ended April 30, 2003.  In the six months ended July 31, 2002, the primary source of cash was $6.3 million received from the issuance of common stock from employee stock option exercises, offset by $2.9 million in repayment of a line of credit at our Japanese subsidiary.

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

In connection with the termination of the synthetic leases, in April 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million non-revolving loan commitment and $20.0 million term loan, both of which mature in April 2005. During the quarter ended April 30, 2003, we borrowed $40.0 million of the facility at an interest rate currently equal to 1.84%. Under the terms of the facility, we are holding $45.9 million in marketable securities as restricted cash to secure the performance of our obligations under the facility.  See Note 8, “Other Borrowings” in notes to condensed consolidated financial statements for further information regarding the loan facility.  The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million.  If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

As of July 31, 2003, our future financial commitments, including interest payments, are as set forth in the table below:

	Six Months Ending January 31,	Year Ended January 31,
	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
3.75% subordinated convertible debt(1)	$2,813	$5,625	$5,625	$155,625	$—	$—	$169,688
Loan facility(2)	377	753	40,155	—	—	—	41,285
Other operating leases(3)	5,191	7,318	3,862	1,855	1,545	8,047	27,818
Total	$8,381	$13,696	$49,642	$157,480	$1,545	$8,047	$238,791

(1)          The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See “—Convertible Subordinated Notes” above.

(2)          We may prepay the loan facility at any time.

(3)          Minimum future sublease income to be received under noncancelable subleases is approximately $2.4 million. As part of our restructuring reserve, we have accrued approximately $1.4 million relating to future payments associated with leases for excess facilities.

We had no material planned capital commitments as of July 31, 2003. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions, the rate at which our customers transition to our enterprise license model and other competitive factors) and (ii) our ability to control expenses and realize the objectives of the various restructuring plans we implemented in fiscal 2003 and 2004. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. During the first quarter of fiscal 2004, our corporate credit rating was downgraded by Standard & Poor’s from B+ to B.  Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We are currently assessing the impact of the adoption of this pronouncement on our consolidated financial statements.

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

We are currently in the midst of a general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2003 and into the first half of fiscal 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable primarily to these downturns. Our total revenues decreased 29% in fiscal 2003, compared to fiscal 2002, and decreased 20% in fiscal 2002 compared to fiscal 2001.

Our decline in revenues during fiscal years 2002 and 2003, and for the three and six months ended July 31, 2003, as well as the continuing adverse economic conditions, led us to implement restructuring plans in fiscal 2002 and 2003, and in July 2003 that included headcount reductions and other cost-control measures.  In addition, we announced in August 2003, a restructuring in our general and administrative organization, including the finance, legal, operations, human resources and information technology departments.  Some areas of sales administration have also been impacted.  The restructuring plan announced in the fourth quarter of fiscal 2003 was substantially completed during the first half of fiscal 2004.  Due to the restructuring plans, we recorded charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal years 2002 and 2003, and in the three and six months ended July 31, 2003.

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

During the transition of our business model from project-based licensing to the enterprise license model, we expect the timing of our reported revenue to be impacted because under the enterprise license model revenue is recognized ratably over the subscription period. By contrast, our traditional project-based license requires a majority of license revenue to be recognized in the quarter in which the products are delivered with a much smaller amount of revenue relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription license will result in lower current-quarter revenue than an equal-sized order for a project-based license. As a result, the impact on near-term and deferred revenue will depend on the rate at which customers transition from our project-based model to our enterprise license model. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenue, as well as an increase in deferred revenue.

Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.

In response to market conditions and the decline in our revenues, in both fiscal years 2002 and 2003, and in July 2003 we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. In addition, in August 2003 we announced, a restructuring in our general and administrative organization, including the finance, legal, operations, human resources and information technology departments.  Some areas of sales administration have also been impacted.  Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including significant headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives.  For example, the reorganization of our sales force disrupted our services backlog and adversely impacted our services revenues for the quarter ended April 30, 2003.  Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

•                  the impact of, and our ability to react to, business disruptions arising from or relating to internet or computer viruses or service interruptions;

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

As of July 31, 2003, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $40.0 million in other long-term debt. As of July 31, 2003, we had cash and cash equivalents of $22.2 million, short-term investments of $17.3 million, investments with maturities of greater than one year of $164.1 million and restricted cash of $45.9 million.  The indenture under which our convertible subordinated notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Similarly, our loan facility agreement contains customary events of default, including a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million.  Under the terms of our convertible subordinated notes and our loan facility, if an event of default were to occur for the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Our primary competition comes from internal research and development departments of companies that develop embedded systems in-house. In many cases, companies that develop embedded systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system. We also compete with independent software vendors and with open-source vendors. Some of the companies that develop embedded systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development.  Our product development and engineering expenses were $14.1 million, or 28% of total revenues, for the three months ended July 31, 2003 compared to $17.8 million, or 28% of total revenues, for the three months ended July 31, 2002.  Our product development and engineering expenses were $28.4 million, or 29% of total revenues, for the six months ended July 31, 2003 compared to $38.4 million, or 30% of total revenues, for the six months ended July 31, 2002. If we are required to undertake extensive capital outlays to address changes in the embedded software market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

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

We develop and sell a substantial percentage of our products internationally.  For the three months ended July 31, 2003, revenues from international sales were $22.5 million, or 45% of total revenue, as compared to $28.5 million, or 45% of total revenue, for the three months ended July 31, 2002.  For the six months ended July 31, 2003, revenues from international sales were $42.3 million, or 43% of total revenue, as compared to $54.6 million, or 42% of total revenue, for six months ended July 31, 2002.  Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2003, our stock had a high sales price of $18.35 and a low sales price of $2.03, and during the six months ended July 31, 2003, our stock had a high sales price of $6.93 and a low sales price of $2.71. The last sale price of our common stock as reported on The Nasdaq National Market on September 9, 2003 was $7.69. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation —Transition and Disclosure— an Amendment of SFAS No. 123” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock based employee compensation.  SFAS 123, as amended by SFAS 148, permits us to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period.  Therefore, as permitted by SFAS 123 and SFAS 148, we apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the three and six months ended July 31, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied.  If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, our net income could materially decrease or our net losses could materially increase.  For example, had we recorded compensation expenses based on the estimated grant date fair value for awards under our stock option and stock purchase plans (as defined in SFAS 123) our pro forma net loss for the three months ended July 31, 2003 would have been $12.7 million, or $0.16 per share, instead of reported net loss of $9.3 million, or $0.12 per share, and our pro forma net loss for the six months ended July 31, 2003 would have been $30.7 million, or $0.38 per share, instead of reported net loss of $20.1 million, or $0.25 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and debt obligations. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor.  During the six months ended July 31, 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, of which we have borrowed $40.0 million.  As of July 31, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in other income (expense) in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,200,000	4,200,000	347,500,000
Rate:	1.6362	1.1378	117.7700
USD Equivalent:	$3,593,000	$4,775,000	$2,953,000
Maturity Date:	8/13/03	8/13/03	8/13/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of July 31, 2003, the fair value of our outstanding contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2003.  See item 7A, “Quantitative And Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2003.  Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2003 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 18, 2003, the following matters were submitted to a vote of the security holders:

(1)  To elect the following individuals to serve as directors of Wind River:

Name	Votes For	Votes Withheld

James W. Bagley	45,334,488	20,235,199
John C. Bolger	63,925,813	1,643,874
William B. Elmore	45,422,298	20,127,389
Jerry L. Fiddler	65,048,098	521,589
Narendra K. Gupta	64,872,894	696,793
Grant M. Inman	63,216,256	2,353,431
Thomas St. Dennis	64,634,287	935,400

(2)  To ratify the selection of PricewaterhouseCoopers LLP as Wind River’s independent auditors for the fiscal year ending January 31, 2004:

Votes For	Votes Against	Votes Abstaining

63,396,762	2,109,805	63,120

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
10.16	Amended and Restated Vice Presidents’ Severance Benefit Plan.
10.44	Separation Agreement and Release dated as of June 30, 2003 by and between Stephen Kennedy and Wind River Systems, Inc.
31.1

Certification of Interim President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Vice-President, Finance and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice-President, Finance and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i)              On May 20, 2003 Wind River filed a report on Form 8-K relating to its announcement of its operating results for the quarter ended April 30, 2003.

(ii)           On June 25, 2003, Wind River filed a report on Form 8-K relating to the Company’s announcement that Thomas St. Dennis, its President and Chief Executive Officer, had resigned.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2003	WIND RIVER SYSTEMS, INC.

	By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner
Vice President of Finance, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)