Form 10-Q
period 2003-10-31
WIND RIVER SYSTEMS INC
filed 2003-12-12
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

As of December 10, 2003, there were 80,311,350 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2003

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues, net:
Product	$27,957	$36,317	$83,516	$122,051
Subscription	5,995	1,002	12,640	1,294
Service	15,634	20,962	52,386	64,877

Total revenues, net	49,586	58,281	148,542	188,222

Cost of revenues:
Product	2,323	3,948	8,043	14,109
Subscription	1,551	116	3,538	147
Service	8,705	12,483	27,822	39,453

Total cost of revenues	12,579	16,547	39,403	53,709

Gross profit	37,007	41,734	109,139	134,513

Operating expenses:
Selling and marketing	20,937	27,431	65,055	93,993
Product development and engineering	13,790	18,049	42,222	56,463
General and administrative	6,181	8,749	20,091	26,430
Amortization of purchased intangibles	1,465	2,259	5,040	6,777
Restructuring and other charges	971	—	2,987	17,665
Impairment of purchased intangibles	—	—	1,400	—

Total operating expenses	43,344	56,488	136,795	201,328

Loss from operations	(6,337)	(14,754)	(27,656)	(66,815)

Other income (expense):
Interest income	2,104	2,943	7,071	9,482
Interest expense	(1,863)	(1,717)	(5,451)	(5,277)
Other income (expense), net	(170)	(815)	963	(5,950)

Total other income (expense)	71	411	2,583	(1,745)

Loss before provision for income taxes	(6,266)	(14,343)	(25,073)	(68,560)
Provision for income taxes	667	—	1,911	775

Net loss	$(6,933)	$(14,343)	$(26,984)	$(69,335)

Basic and diluted net loss per share	$(0.09)	$(0.18)	$(0.34)	$(0.88)
Shares used in basic and diluted per share calculation	80,496	79,089	79,924	78,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,912	$31,938
Short-term investments	21,308	31,110
Accounts receivable, net	37,419	42,129
Prepaid and other current assets	9,692	11,763

Total current assets	93,331	116,940

Investments	160,183	161,575
Property and equipment, net	94,684	45,618
Goodwill	84,428	84,253
Other intangibles, net	3,672	10,123
Other assets	9,861	11,645
Restricted cash	46,504	60,300

Total assets	$492,663	$490,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,568	$2,063
Accrued liabilities	17,508	19,230
Accrued restructuring costs	3,750	18,717
Accrued compensation	16,406	15,264
Income taxes payable	1,363	4,392
Deferred revenues	33,707	28,863

Total current liabilities	74,302	88,529

Convertible debt	150,000	150,000
Other long-term debt	40,000	—

Total liabilities	264,302	238,529

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 82,237 and 81,775 shares issued as of October 31, 2003 and January 31, 2003, respectively; 80,274 and 79,539 shares outstanding as of October 31, 2003 and January 31, 2003, respectively	83	82
Additional paid-in-capital	750,154	747,642
Loan to stockholder, net	(747)	(2,006)
Treasury stock, 1,963 and 2,236 shares at cost at October 31, 2003 and January 31, 2003, respectively	(32,997)	(34,185)
Accumulated other comprehensive income (loss)	(638)	644
Accumulated deficit	(487,494)	(460,252)

Total stockholders’ equity	228,361	251,925

Total liabilities and stockholders’ equity	$492,663	$490,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(26,984)	$(69,335)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	15,101	22,401
Non-cash compensation, including 401(k) match and stock compensation	2,131	2,002
Provision for loan to stockholder, net	1,200	—
Impairment of purchased intangibles	1,400	—
Gains and losses on assets, investments and technology	(416)	4,820
Interest on loan to stockholder	59	(84)
Non-cash restructuring charge	1,787	1,545
Deferred income taxes	—	69
Changes in assets and liabilities:
Accounts receivable, net	4,710	18,930
Prepaid and other current assets	2,071	162
Accounts payable	(495)	(1,995)
Accrued restructuring costs	(16,754)	(2,227)
Accrued liabilities	(1,722)	3,040
Accrued compensation	1,142	(2,599)
Income taxes payable	(3,029)	(3,785)
Deferred revenues	4,844	(5,227)
Other assets and liabilities	1,784	5,257

Net cash used in operating activities	(13,171)	(27,026)

Cash flows from investing activities:
Acquisition of property and equipment	(59,116)	(4,921)
Capitalized software development costs	—	(969)
Purchase of investments	(147,787)	(204,528)
Sales of investments	85,154	116,081
Maturities of investments	72,026	48,060
Net reduction in restricted cash	14,164	—
Acquisition, net of cash	(175)	(175)
Sale of technology	416	—

Net cash used in investing activities	(35,318)	(46,452)

Cash flows from financing activities:
Issuance of common stock	1,312	6,346
Repayment of line of credit	—	(14,988)
Acquisition of treasury stock	—	(4,697)
Borrowings from loan facility	40,000	—

Net cash provided by (used in) financing activities	41,312	(13,339)

Effect of exchange rate changes on cash and cash equivalents	151	1,212

Net decrease in cash and cash equivalents	(7,026)	(85,605)
Cash and cash equivalents at beginning of period	31,938	131,067

Cash and cash equivalents at end of period	$24,912	$45,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements and related notes of Wind River Systems, Inc. are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of October 31, 2003 and January 31, 2003, and the results of operations for the three and nine months ended October 31, 2003 and 2002, and the cash flows for the nine months ended October 31, 2003 and 2002 have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003 filed with the Securities and Exchange Commission (“2003 Form 10-K”). The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of results to be expected for the entire 2004 fiscal year, which ends on January 31, 2004, or for any future period.

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

SFAS 123, as amended by SFAS 148, permits companies to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS 123 and SFAS 148, we apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the three and nine months ended October 31, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We use the Black-Scholes option-pricing model to value options granted to non-employees.

Pro Forma Disclosures. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and nine months ended October 31, 2003 and 2002:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Risk free interest rate	3.35%	2.84%	3.35%	2.84%
Expected volatility	84.3%	78.9%	84.3%	78.9%
Expected option life (in years)	4.89	4.93	4.89	4.93
Expected dividends	—	—	—	—

The weighted average fair value per share of options granted during the three months ended October 31, 2003 and 2002 was $4.69 and $2.66, respectively, and the weighted average fair value per share of options granted during the nine months ended October 31, 2003 and 2002 was $4.62 and $3.62, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases:

	Nine Months Ended October 31,
	2003	2002
Risk free interest rate	1.22%	1.81%
Expected volatility	81.6%	89.2%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted fair value of the common stock purchase rights granted under the Purchase Plan during the nine months ended October 31, 2003 was $1.52, as compared to a weighted average fair value of $6.96 per share during the nine months ended October 31, 2002.

Had compensation expense under these arrangements been determined pursuant to SFAS 123, our net loss and net loss per share for the three and nine months ended October 31, 2003 and 2002 would have been:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net loss:
As reported	$(6,933)	$(14,343)	$(26,984)	$(69,335)
Add: Stock-based compensation expense included in net income, net of tax	428	—	640	—
Less: Stock-based compensation expense determined under fair-value-based method for all awards	11,901	11,728	22,745	35,971

Pro forma	$(18,406)	$(26,071)	$(49,089)	$(105,306)

Basic and diluted net loss per share:
As reported	$(0.09)	$(0.18)	$(0.34)	$(0.88)
Pro forma	$(0.23)	$(0.33)	$(0.61)	$(1.33)

The pro forma amounts include compensation expense related to stock option grants and purchases of common stock under the Purchase Plan. The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share in the three and nine months ended October 31, 2003 and 2002 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

A summary of option activity for the nine months ended October 31, 2003 and 2002 is as follows:

	Nine Months Ended October 31,
	2003		2002
	Number of Shares Outstanding	Weighted Average Price per Share	Number of Shares Outstanding	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	19,433	$17.92	18,503	$21.62
Granted	3,365	6.66	4,931	5.66
Exercised	(124)	3.15	(553)	7.05
Canceled	(10,931)	23.30	(3,073)	22.39

Ending Balance	11,743	9.84	19,808	17.93

Options outstanding and exercisable as of October 31, 2003 from all option plans are as follows by exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)
$1.10 – $4.27	504	3.54	$3.44	380	$3.47
4.32 – 5.00	3,049	3.69	4.99	34	4.71
5.28 – 6.33	508	6.05	5.67	193	5.72
6.36 – 6.92	2,931	5.03	6.92	2,196	6.92
7.15 – 10.25	796	5.47	9.43	591	9.33
10.27 – 10.40	1,394	7.89	10.40	754	10.40
11.14 – 16.00	1,613	6.25	15.40	1,427	15.46
16.19 – 44.50	944	5.83	30.07	857	29.94
47.94 – 47.94	3	6.92	47.94	2	47.93
48.63 – 48.63	1	6.36	48.63	1	48.63

1.10 – 48.63	11,743	5.27	9.84	6,435	12.28

As of October 31, 2002, options to purchase 9.7 million shares of common stock were exercisable at a weighted average exercise price of $22.23. As of October 31, 2003, an aggregate of 9.0 million shares were available for grant under all of our option plans.

On March 21, 2003, we announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of our common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options were cancelled. The number of shares subject to the new options was dependant on the applicable exchange ratio determined by the exercise price of the exchanged stock options and the number of participating employees. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on the exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, we canceled outstanding options to purchase approximately 7.4 million shares of our common stock, and on October 21, 2003, we granted new options to purchase a total of approximately 2.9 million shares of our common stock to the eligible employees. The exercise price per share of the new options was $6.92, which was equal to the fair market value of our common stock on the date of grant as determined in accordance with our applicable option plans. The new stock options represent approximately 4% of the total shares of our common stock outstanding as of December 10, 2003, and could have a dilutive impact on our future earnings per share if the market price of our common stock exceeds the exercise price of the new stock options granted.

During the three and nine months ended October 31, 2003, we recorded a charge of approximately $428,000 and $640,000, respectively, relating to options previously granted to our former chief executive officer who resigned in June 2003. See Note 7, “Separation of Former Chief Executive Officer.”

Note 3: Goodwill and Other Intangible Assets

We refer you to Note 3, “Acquisitions and Dispositions,” of Notes to Consolidated Financial Statements in our 2003 Form 10-K for further details of acquisitions completed during the fiscal years ended January 31, 2002, 2001 and 2000.

Information regarding our goodwill and other intangible assets is as follows:

	Goodwill	Purchased Technologies	Trademarks and Other Intangibles	Total
	(In thousands)
Gross Carrying Amount:
Balance as of January 31, 2003	$84,253	$32,096	$9,501	$125,850
Additions	175	—	—	175
Impairments	—	(1,400)	—	(1,400)

Balance as of October 31, 2003	84,428	30,696	9,501	124,625

Accumulated Amortization, Foreign Translation and Other Adjustments:
Balance as of January 31, 2003	—	(24,316)	(7,158)	(31,474)
Additions to accumulated amortization	—	(4,180)	(860)	(5,040)
Foreign translation and other adjustments	—	—	(11)	(11)

Balance as of October 31, 2003	—	(28,496)	(8,029)	(36,525)

Net Book Value:	$84,428	$2,200	$1,472	$88,100

During the three months ended July 31, 2003 we performed our annual test for goodwill impairment as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2003. Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. We completed our evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review.

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

The estimated future amortization expense of purchased intangible assets is as follows:

Fiscal Year	Amount (In thousands)
2004*	$1,487
2005	2,185
2006	—
Thereafter	—

$3,672

* For the remaining three months

Note 4: Restricted Cash

As of October 31, 2003, restricted cash consisted of investments held as collateral under our loan facility. See Note 8, “Other Borrowings,” below. As of January 31, 2003, restricted cash consisted of the investments held as collateral under the synthetic leases for our headquarters buildings in Alameda, California. See Note 11, “Commitments and Contingencies.”

Note 5: Derivative Financial Instruments

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of October 31, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,400,000	3,300,000	537,900,000
Rate:	1.6595	1.1792	109.6200
USD Equivalent:	$3,973,440	$3,887,730	$4,911,880
Maturity Date:	11/13/03	11/13/03	11/13/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2003, the fair value of our outstanding contracts was not significant.

Note 6: Restructuring and Other Charges

Restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River, costs associated with the separation of our former chief executive officer and costs associated with the settlement of litigation and related remediation efforts.

Prior to January 1, 2003, we accounted for our restructuring and acquisition-related activity according to Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).

Restructuring Charges. As a result of the decisions to restructure our business during fiscal 2003 and 2002, we recorded net restructuring charges of $32.7 million and $21.7 million, respectively, which in each case were classified as operating expenses. During the three months ended July 31, 2003, we undertook a further restructuring consisting of a limited headcount reduction of 10 employees, including four executive level positions in sales, legal and operations, and six positions in information technology. During the three months ended October 31, 2003, an additional restructuring, which consisted of a limited headcount reduction of 38 people, occurred at all levels and regions in the areas of general and administrative and sales operations. As a result of these decisions to restructure, we recorded net restructuring charges of $971,000 and $1.8 million in the three and nine months ended October 31, 2003, respectively, and $13.9 million in both the three and nine months ended October 31, 2002.

As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. As of October 31, 2003, our total restructuring liabilities related to our restructuring plans for fiscal 2003 and 2004 were approximately $3.8 million. The following table summarizes our restructuring liabilities as of January 31, 2003 and our restructuring activity accounted for according to EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), for the nine months ended October 31, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash payments	(14,797)	(1,329)	(628)	(16,754)
Cash charges	1,787	—	—	1,787

Restructuring liabilities as of October 31, 2003	$2,145	$1,336	$269	$3,750

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in the second and third quarters of fiscal 2004 were substantially completed by the end of the third quarter of fiscal 2004.

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

Due to Mr. St. Dennis’ change in status from employee to consultant we re-measured on the date his employment terminated, and will continue to re-measure, the fair value of these options until these options either become vested or the consulting period is completed. The fair value of these options was calculated using the Black-Scholes option-pricing model assuming a volatility of 101.2%, a term of 2 years and a risk free rate of 4.38%. The resulting fair value, together with the periodic adjustments arising from re-measurement, will be recorded as an expense over the consulting period using the accelerated method of accounting discussed in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). During the three and nine months ended October 31, 2003, we recorded in general and administrative expenses of approximately $428,000 and $640,000, respectively, related to these options.

The total amount of compensation expense recorded for these options will vary based on any increases or decreases in our stock price. As a result, the amount recorded for the nine months ended October 31, 2003 may not be indicative of the total expense that will be recorded for these options.

At the time his employment terminated, Mr. St. Dennis was indebted to us in the amount of approximately $1.9 million, under the terms of a secured promissory note dated as of September 7, 1999. This note is secured by approximately 126,000 shares of our common stock, which Mr. St. Dennis purchased in the open market with the proceeds of the loan. Based on the terms of the note and Mr. St. Dennis’ employment agreement, the note does not become due until a date that is six months after the date of completion of the consulting services discussed above. Because the aggregate amount outstanding under the note exceeds the fair market value of the shares of common stock securing the loan, the fact Mr. St. Dennis is no longer an employee and the length of time of the repayment date after the completion of Mr. St. Dennis’ consulting services, we elected to record a provision of approximately $1.2 million, during the second quarter of fiscal 2004, against the aggregate amount outstanding under the note. Such provision is calculated as the difference between the carrying value of the note and the fair market value of the shares of common stock securing the loan as of Mr. St. Dennis’ separation date.

We will continue to assess the carrying value of the note in relation to the value of the security and may record additional provisions. However, we intend to seek the full collection of the note when it becomes due in accordance with its terms.

Note 8: Other Borrowings

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, both of which mature in April 2005. During the nine months ended October 31, 2003, we borrowed $40.0 million against the loan facility. The unused commitment is subject to a fee equal to 0.10% per annum on the average daily-unused amount of the loan commitment.

Interest, which is payable monthly in arrears, is calculated at either a floating rate equivalent to the prime rate or a fixed rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.40%. At our option, the rate may be fixed for periods of 1, 2, 3, 6, 9 or 12 months, or the Fixed Rate Term. We elected an initial Fixed Rate Term of 12 months. As of October 31, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

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

Our restricted cash balance consists of $46.5 million in marketable securities held as collateral (the “Securities Collateral”) in order to ensure the performance of our obligations under the loan facility. In addition, we are required to maintain liquidity of at least $100.0 million. Under the facility agreement, liquidity is defined as the aggregate of our unencumbered and unrestricted cash, cash equivalents and readily marketable securities acceptable to the bank.

In the event that we meet certain financial performance and debt security ratios, as defined in the facility agreement, we may elect to release the Securities Collateral and replace it with a first priority mortgage on our headquarters property located in Alameda, California. In such event, we would be required to maintain liquidity of at least $150.0 million. Furthermore, we would be required to maintain tangible net worth of not less than $280.0 million through and including January 31, 2004, and tangible net worth of not less than $300.0 million as of and after February 1, 2004. Under the facility agreement, tangible net worth is defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

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

Comprehensive loss for the three and nine months ended October 31, 2003 and 2002 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands)
Net loss	$(6,933)	$(14,343)	$(26,984)	$(69,335)
Other comprehensive loss:
Foreign currency translation adjustments	(254)	(282)	151	1,212
Unrealized gain (loss) on investments	(97)	1,203	(1,433)	1,142
Fair value measurement of interest rate swaps	—	(893)	—	(2,399)

Other comprehensive gain (loss)	(351)	28	(1,282)	(45)

Total comprehensive loss	$(7,284)	$(14,315)	$(28,266)	$(69,380)

Note 10: Net Loss Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation for the three and nine months ended October 31, 2003 and 2002 is presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands)
Shares used in basic net loss per share computation	80,496	79,089	79,924	78,965
Effect of dilutive potential common shares	—	—	—	—

Shares used in diluted net loss per share computation	80,496	79,089	79,924	78,965

The effect of assumed conversion of the 3.75% convertible subordinated notes into 6.2 million shares of our common stock for both the three and nine months ended October 31, 2003 and 2002 is anti-dilutive, and is, therefore, excluded from the above computation. If we had recorded net income for the three and nine months ended October 31, 2003 and 2002, we would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 739,000 and 89,000 for the three months ended October 31, 2003 and 2002, respectively, and 123,000 and 781,000 for the nine months ended October 31, 2003 and 2002, respectively. Because we recorded a net loss for the three and nine months ended October 31, 2003 and 2002, there is no difference between basic and diluted net loss per share.

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

Note 12: Segment and Geographic Information

We report in one industry segment—technology for embedded operating systems. We market our products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, we market our products and services primarily through our subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues				Long-lived Assets
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002	As of Oct. 31, 2003	As of Jan. 31, 2003
	(In thousands)				(In thousands)
North America	$27,382	$34,715	$84,047	$110,105	$183,795	$140,823
EMEA	11,709	12,219	34,241	42,509	5,728	6,523
Japan	6,811	7,288	19,530	20,157	2,902	3,906
Asia Pacific	3,684	4,059	10,724	15,451	220	387

Consolidated	$49,586	$58,281	$148,542	$188,222	$192,645	$151,639

Revenue information on a product, subscription and services basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
	(In thousands)
Software licenses	$14,221	$22,355	$44,560	$73,768
Production license revenues	13,736	13,962	38,956	48,283
Subscription revenues	5,995	1,002	12,640	1,294
Maintenance revenues	10,698	12,633	34,807	38,202
Other service revenues	4,936	8,329	17,579	26,675

Total	$49,586	$58,281	$148,542	$188,222

No single customer accounted for more than 10% of our total revenues in the three or nine months ended October 31, 2003 or 2002.

Note 13: Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus did not have a significant effect on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are currently assessing the impact of the adoption of the pronouncement on our consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Note 14: Subsequent Events

On November 5, 2003, Wind River and Mr. Kenneth R. Klein entered into an employment agreement providing for the employment of Mr. Klein as Chairman of the Board of Directors, President and Chief Executive Officer effective as of January 5, 2004. Under the agreement, Mr. Klein will be entitled to receive an annualized base salary of $450,000 and an annualized bonus for on-plan performance, as determined by the Board of Directors. In addition, Mr. Klein will be granted certain stock options and/or stock appreciation rights as outlined in the following two paragraphs.

If the stockholders approve certain amendments to Wind River’s 1998 Equity Incentive Plan, upon his commencement of employment, Mr. Klein will be granted three stock options to purchase an aggregate of 2,400,000 shares of common stock under the terms and conditions of the amended 1998 Equity Incentive Plan. The exercise price of the options will be the fair market value (as defined in the 1998 Equity Incentive Plan) of the covered shares on the date of grant. The three options will consist of a standard grant of 2,000,000 shares with time-based vesting and two grants of 200,000 shares each which shall have limitation on exercise tied to the Company’s stock price performance.

If the stockholders do not approve the proposed amendments to Wind River’s 1998 Equity Incentive Plan, then, in lieu of the option grants outlined in the preceding paragraph, the Company will grant Mr. Klein a combination of stock options and stock appreciation rights covering an aggregate of 2,400,000 shares of common stock under the terms of the existing 1998 Equity Incentive Plan. In such an event, the stock options and stock appreciation rights will be granted to Mr. Klein under the existing 1998 Equity Incentive Plan as follows:

•	On December 31, 2003, which shall be the date Mr. Klein’s employment shall commence under the employment agreement if the proposed amendments to the 1998 Equity Incentive Plan are not approved by the Company’s stockholders, the Company will grant Mr. Klein a stock option to purchase an aggregate of 750,000 shares of common stock and a stock appreciation right covering 750,000 shares of common stock, each in accordance with the terms of the 1998 Equity Incentive Plan;

•	On January 5, 2004, the Company will then grant Mr. Klein three additional stock options to purchase an aggregate of 750,000 shares of common stock. These three options will consist of a standard grant of 350,000 shares and two performance grants of 200,000 shares each which shall have a limitation on exercise tied to the Company’s stock price performance; and

•	On January 5, 2004, the Company will grant Mr. Klein a stock appreciation right covering 150,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the sentence in the fourth paragraph under “Results of Operations—Revenues” regarding expectations for subscription revenue; the sentence in the fifth paragraph under “Results of Operations—Revenues” regarding expectations for maintenance revenue and service revenue; the sentence in the sixth paragraph under “Results of Operations—Revenues” regarding expectations for international sales; the sentences in the second, third and fourth paragraphs under “Results of Operations—Cost of Revenues” regarding factors that may affect product and subscription related costs of revenues in the future and our expectations regarding cost of subscription and service revenues as a percentage of subscription revenue and service revenue, respectively; the sentences in the first, second and third paragraphs under “Results of Operations—Operating Expenses” regarding our expectations about sales and marketing expenses, product development and engineering expenses, and general and administrative expenses, respectively; the sentences in the last paragraph of “Liquidity and Capital Resources” regarding our beliefs about future liquidity and capital requirements; and the statements under “Recent Accounting Pronouncements” regarding the impact of the adoption of the pronouncements discussed thereunder.

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

Results of Operations

Beginning in the second quarter of fiscal 2002, we began to be significantly impacted by the continuing economic downturn in the high-technology sector. The downturn in the high-technology sector, as well as the adverse impact on us, has continued into the third quarter of fiscal 2004. Our revenues were $49.6 million and $58.3 million for the three months ended October 31, 2003 and 2002, respectively, and $148.5 million and $188.2 million for the nine months ended October 31, 2003 and 2002, respectively. Net loss was $6.9 million, or $0.09 per share, for the quarter ended October 31, 2003 compared to a net loss of $14.3 million, or $0.18 per share, for the quarter ended October 31, 2002. Net loss was $27.0 million, or $0.34 per share, for the nine months ended October 31, 2003 compared to a net loss of $69.3 million, or $0.88 per share, for the nine months ended October 31, 2002. See “—Revenues” and “—Factors That May Affect Future Results—The continuing economic downturn has adversely impacted, and may continue to adversely impact, our revenues and earnings,” for a further discussion regarding the impact of the economic downturn on our financial condition and results of operations.

The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues, net:
Product	56%	62%	56%	65%
Subscription	12	2	9	1
Service	32	36	35	34

Total revenues, net	100	100	100	100

Cost of revenues:
Product	5	7	5	7
Subscription	3	—	2	—
Service	17	21	19	21

Total cost of revenues	25	28	26	28

Gross profit	75	72	74	72

Operating expenses:
Selling and marketing	42	47	44	50
Product development and engineering	28	31	28	30
General and administrative	13	15	14	14
Amortization of purchased intangibles	3	4	3	4
Impairment of purchased intangibles	—	—	1	—
Restructuring and other charges	2	—	2	9

Total operating expenses	88	97	92	107

Loss from operations	(13)	(25)	(18)	(35)
Other income (expense):
Interest income	4	5	5	5
Interest expense	(4)	(3)	(4)	(3)
Other income (expense), net	—	(1)	—	(3)

Total other income (expense)	—	1	1	(1)

Loss before provision for income taxes	(13)	(24)	(17)	(36)
Provision for income taxes	1	—	1	1

Net loss	(14)%	(24)%	(18)%	(37)%

Revenues

Revenues consist of product, subscription and service revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties) and fees for operating systems, hardware, licenses, and fees for the use of development tools. Subscription revenues consist of revenues from the licensing of our integrated embedded platforms which include a combination of development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, over a limited period of time, typically 12 months. In prior quarters, subscription revenues were reported as part of product revenues and service revenues due to their immateriality. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. We accrue for sales returns and other allowances based on historical experience. Total revenues were $49.6 million and $58.3 million for the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 15%. Total revenues were $148.5 million and $188.2 million for the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 21%.

Product Revenues. Our product revenues, excluding revenue from production licenses, decreased 36% to $14.2 million in the three months ended October 31, 2003, compared to $22.4 million in the three months ended October 31, 2002 and decreased 40% to $44.6 million in the nine months ended October 31, 2003, compared to $73.8 million in the nine months ended October 31, 2002. Revenue from production licenses declined 2% to $13.7 million in the three months ended October 31, 2003, compared to $14.0 million in the three months ended October 31, 2002 and declined 19% to $39.0 million in the nine months ended October 31, 2003, compared to $48.3 million in the nine months ended October 31, 2002. Product revenues accounted for approximately 56% and 62% of total revenues in the three months ended October 31, 2003 and 2002, respectively, and 56% and 65% in the nine months ended October 31, 2003 and 2002, respectively. The general decline in product revenues is primarily due to lower customer demand for hardware and software products, including revenues from production licenses, which are generally tied to the number of products deployed. This lower customer demand is primarily a result of the continuing economic downturn in the high-technology sector. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our production license revenue declines as well. Our product revenues have also been affected as the result of the transition of some of our customers to our integrated embedded platforms. Fees from our transactions are recorded as subscription revenue ratably over the one year license term. See “—Factors That May Affect Future Results — In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful. Additionally, we expect the transition to the new model will impact the timing of our reported revenues.”

During the first nine months of fiscal 2004 and during fiscal 2003 and 2002, some of our customers have (i) decreased research and development budgets, (ii) sought to increase the value they receive from vendors, including us, (iii) attempted to leverage a more competitive bidding process when spending research and development budgets, and/or (iv) deferred or canceled projects, in whole or in part. As a result of these factors, we believe that some of our customers have undertaken development in-house, selected solutions they perceive to be less expensive or have relied on existing licenses rather than making new product purchases from us. Also, we cannot anticipate or calculate the potential adverse impact of open source or in-house software on our revenues or market share particularly where our customers’ budget constraints may make such software, which is royalty-free, more appealing than our products for their initial project development.

Subscription Revenues. Subscription revenues were $6.0 million in the three months ended October 31, 2003, compared to $1.0 million in the three months ended October 31, 2002, and $12.6 million in the nine months ended October 31, 2003, compared to $1.3 million in the nine months ended October 31, 2002. Subscription revenues accounted for approximately 12% and 2% of total revenues in the three months ended October 31, 2003 and 2002, respectively, and 9% and 1% in the nine months ended October 31, 2003 and 2002, respectively. The increase in subscription revenues resulted from the transition of a number of our customers from our traditional project-based licensing model to our integrated platforms. We expect that subscription revenues will increase both in absolute terms and as a percentage of revenue in the future. In the short term, the transition of customers to this business model will affect the level of our overall revenues as we recognize fees received under our enterprise licensing model ratably. Under our project-based perpetual model a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. See “—Factors That May Affect Future Results — In late fiscal 2003, we introduced a new business model, including a new type of licensing arrangement, and cannot be sure that the new model will be successful. Additionally, we expect the transition to the new model will impact the timing of our reported revenues.”

Service Revenues. Service revenues decreased 25% to $15.6 million in the three months ended October 31, 2003, compared to $21.0 million in the three months ended October 31, 2002, and decreased 19% to $52.4 million in the nine months ended October 31, 2003, compared to $64.9 million in the nine months ended October 31, 2002. Service revenues accounted for approximately 32% and 36% of total revenues in the three months ended October 31, 2003 and 2002, respectively, and 35% and 34% in the nine months ended October 31, 2003 and 2002, respectively. Excluding maintenance revenues, service revenues declined 41% to $4.9 million in the three months ended October 31, 2003, compared to $8.3 million in the three months ended October 31, 2002, and declined 34% to $17.6 million in the nine months ended October 31, 2003, compared to $26.7 million in the nine months ended October 31, 2002. These declines were a result of the disruption to our services backlog that arose from the reorganization of our sales force as part of the restructuring plan announced in the fourth quarter of fiscal 2003 as well as the economic downturn in the high technology sector. Our services backlog reduced again in the third quarter of fiscal 2004, which could impact the volume of service revenues recognized in the fourth quarter. During the three and nine months ended October 31, 2003, we generated $1.1 million and $7.0 million, respectively, in revenue from fixed-price services contracts accounted for under the percentage-of-completion method of accounting. Maintenance revenues decreased 15% to $10.7 million in the three months ended October 31, 2003, compared to $12.6 million in the three months ended October 31, 2002 and declined 9% to $34.8 million in the nine months ended October 31, 2003, compared to $38.2 million in the nine months ended October 31, 2002. We expect maintenance revenues will continue to decline as our customers transition to our enterprise license model, which includes maintenance as a part of the subscription fee.

International Revenues. Revenues from international sales decreased by 6% to $22.2 million in the three months ended October 31, 2003, compared to $23.6 million in the three months ended October 31, 2002 and declined 17% to $64.5 million in the nine months ended October 31, 2003, compared to $78.1 million in the nine months ended October 31, 2002. The overall decrease in the three months ended October 31, 2003 compared to the three months ended October 31, 2002 was due to a 4% decline in revenues from Europe, the Middle East and Africa, or EMEA, a 7% decline in revenues from Japan, and a 9% decline in revenues from Asia Pacific. The overall decrease in the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002 was due to a 19% decline in revenues from EMEA, a 3% decrease in revenues from Japan, and a 31% decline in revenues from Asia Pacific. Revenues in EMEA were $11.7 million in the three months ended October 31, 2003, compared to $12.2 million in the three months ended October 31, 2002 and were $34.2 million in the nine months ended October 31, 2003, compared to $42.5 million in the nine months ended October 31, 2002. Revenues in Japan were $6.8 million in the three months ended October 31, 2003, compared to

$7.3 million in the three months ended October 31, 2002 and were $19.5 million in the nine months ended October 31, 2003, compared to $20.2 million in the nine months ended October 31, 2002. Revenues from Asia Pacific were $3.7 million in the three months ended October 31, 2003, compared to $4.1 million in the three months ended October 31, 2002 and were $10.7 million in the nine months ended October 31, 2003, compared to $15.5 million in the nine months ended October 31, 2002. The decrease in international revenues resulted primarily from macroeconomic factors that have caused our customers to reduce their research and development spending and purchase fewer of our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Our international revenues have also been affected as the result of the transition of some of our customers to our integrated embedded platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our existing project-based license model. International revenues accounted for 45% and 43%, respectively, of total revenues in the three and nine months ended October 31, 2003, compared to 40% and 42%, respectively, of total revenues the three and nine months ended October 31, 2002. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are mostly denominated in local currencies.

The economic downturn experienced in the past two years, together with the uncertainties surrounding the timing and strength of any economic recovery, makes forecasting and financial and strategic planning are more difficult than usual. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business. For further discussion about factors affecting our revenues see “— Factors That May Affect Future Results.”

Cost of Revenues

The overall cost of product, subscription and service as a percentage of total revenues was 25% and 28% in the three months ended October 31, 2003 and 2002, and was 26% and 28% in the nine months ended October 31, 2003 and 2002, respectively.

Cost of Product. Cost of product was $2.3 million and $4.0 million in the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 41%, and $8.0 million and $14.1 million in the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 43%. Product-related cost of revenues as a percentage of product revenues was 8% in the three months ended October 31, 2003, compared to 11% in the three months ended October 31, 2002 and was 10% in the nine months ended October 31, 2003, compared to 12% in the nine months ended October 31, 2002. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The decline in product-related costs in absolute dollars in the three and nine months ended October 31, 2003 was primarily due to lower direct production costs and manufacturing and distribution costs. Direct production costs were $929,000 and $1.0 million for three months ended October 31, 2003 and 2002, respectively, and $2.6 million and $4.0 million for the nine months ended October 31, 2003 and 2002, respectively. Manufacturing and distribution costs were $419,000 and $1.1 million for the three months ended October 31, 2003 and 2002, respectively, and $1.8 million and $3.9 million for the nine months ended October 31, 2003 and 2002, respectively. Amortization of capitalized software development costs for the three months ended October 31, 2003 and 2002 amounted to $69,000 and $252,000, respectively; and third-party royalty costs for the three months ended October 31, 2003 and 2002 were $740,000 and $1.2 million, respectively. Amortization of capitalized software development costs for the nine months ended October 31, 2003 and 2002 amounted to $321,000 and $667,000, respectively; and third party royalty costs for the nine months ended October 31, 2003 and 2002 amounted to $2.5 million and $4.4 million, respectively. The decline in cost of product as a percentage of product revenue was as a result of a lower proportion of revenues of amortization of third-party royalties and internally developed software costs. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

Cost of Subscription. Cost of subscriptions was $1.6 million and $116,000 in the three months ended October 31, 2003 and 2002, respectively, and was $3.5 million and $147,000 in the nine months ended October 31, 2003 and 2002, respectively. Subscription-related cost of revenues as a percentage of subscription revenues was 26% and 12% in the three months ended October 31, 2003 and 2002, respectively, and 28% and 11% in the nine months ended October 31, 2003 and 2002, respectively. Subscription-related cost of revenues, which were reported in prior quarters as cost of product revenues and cost of service revenues, consists primarily of subscription-related costs, including salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. The increase in absolute dollars in subscription costs in the three and nine months ended October 31, 2003, compared to the three and nine months ended October 31, 2002, was primarily due to the increase in sales due to the transition of some of our customers from project-based licensing to the subscription-based integrated platforms. Subscription-related production costs were $114,000 and $20,000 for the three months ended October 31, 2003 and 2002, respectively, and $254,000 and $23,000 for the nine months ended October 31, 2003 and 2002, respectively. Subscription-related manufacturing and distribution costs were $306,000 and $53,000 for the three months ended October 31, 2003 and 2002, respectively, and $692,000 and $69,000 for the nine months ended October 31, 2003 and 2002, respectively. Amortization of capitalized software development costs for the three months ended October 31, 2003 and 2002 amounted to $51,000 and $12,000, respectively; and third party royalty costs for the three months ended October 31, 2003 amounted to $70,000. Amortization of capitalized software development costs for the nine months ended October 31, 2003 and 2002 amounted to $118,000 and $14,000, respectively; and third party royalty costs for the nine months ended October 31, 2003 amounted to $298,000. We expect cost of subscriptions to continue to fluctuate as a percentage of subscription revenue based on our ability to attract customers to transition to the subscription-based integrated platform. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Service. Cost of service was $8.7 million and $12.5 million in the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 30%, and was $27.8 million and $39.5 million in the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 29%. Service-related cost of revenues as a percentage of service revenues was 56% and 60% in the three months ended October 31, 2003 and 2002, respectively, and 53% and 61% in the nine months ended October 31, 2003 and 2002, respectively. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop, and retain services professionals. The decrease in absolute dollars of service costs in the three and nine months ended October 31, 2003, compared to the three and nine months ended October 31, 2002, was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring plans we implemented in fiscal 2003. We realized cost reductions of $2.7 million in professional services costs, $855,000 in training costs, and $145,000 in maintenance costs in the quarter ended October 31, 2003, compared to the quarter ended October 31, 2002. In the nine months ended October 31, 2003, we realized cost reductions of $7.6 million in professional services costs, $2.2 million in training costs, and $1.7 million in maintenance costs compared to the nine months ended October 31, 2002. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Operating Expenses

Selling and Marketing. Selling and marketing expenses were $20.9 million and $27.4 million in the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 24%. Selling and marketing expenses were $65.0 million and $94.0 million in the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 31%. As a percentage of total revenues, selling and marketing expenses were 42% and 47% in the three months ended October 31, 2003 and 2002, respectively, and 44% and 50% in the nine months ended October 31, 2003 and 2002, respectively. The decreases in absolute dollars and as a percentage of revenues, in selling and marketing expenses was attributable to lower sales commission expenses as a result of decreased sales volume and the impact of our restructuring plans implemented during fiscal 2003, including reduced expenditures for salaries and related fringe costs and travel costs. Due to our restructuring plans implemented in fiscal 2003 and the general decline in sales, we realized cost reductions of $892,000 in sales commissions, $1.8 million in the area of payroll-related costs, $480,000 in travel costs, and $673,000 in consulting costs together with smaller savings achieved in various other areas in the quarter ended October 31, 2003, compared to the quarter ended October 31, 2002. We also realized cost reductions of $4.4 million in sales commissions, $8.9 million in the area of payroll related costs, $2.8 million in travel costs, $2.2 million in consulting costs and $2.8 million in other costs in the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002. In addition, in the three and nine months ended October 31, 2003 compared to the three and nine months ended October 31, 2002, depreciation expense decreased $1.0 million and $3.4 million, respectively, due to a lower depreciable base of our short-lived fixed assets. We believe selling and marketing expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering. Product development and engineering expenses were $13.8 million and $18.0 million in the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 24%, and were $42.2 million and $56.5 million in the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 25%. As a percentage of total revenues, product development and engineering expenses were 28% and 31% in the three months ended October 31, 2003 and 2002, and were 28% and 30% in the nine months ended October 31, 2003 and 2002, respectively. The decrease in product development and engineering expenses in absolute dollars in the three and nine months ended October 31, 2003, compared to the same periods ended October 31, 2002, was primarily due to our implementation of cost-control measures related to our restructuring plans implemented in fiscal 2003. Due to these restructuring plans, we realized cost reductions of $2.5 million in payroll-related costs, and $527,000 in depreciation costs, together with smaller savings achieved in various other areas in the quarter ended October 31, 2003, compared to the quarter ended October 31, 2002, and cost reductions of $8.7 million in payroll-related costs, $1.2 million in consulting costs, and $1.7 million in depreciation costs together with smaller savings achieved in various other areas in the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002. In addition, we received $946,000 and $581,000 of funded research and development related to our Center of Excellence program and other similar initiatives in the three months ended October 31, 2003 and 2002, respectively, and $2.7 million and $3.8 million in the nine months ended October 31, 2003 and 2002, respectively, which offset a portion of our gross research and development expenses. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long term, as we continue to focus on long-term growth in the areas of research and development.

General and Administrative. General and administrative expenses were $6.2 million and $8.7 million in the three months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 29%, and were $20.1 million and $26.4 million in the nine months ended October 31, 2003 and 2002, respectively, reflecting a decrease of 24%. As a percentage of total revenues, general and administrative expenses were 13% and 15% in the three months ended October 31, 2003 and 2002, respectively, and were 14% in each of the nine months ended October 31, 2003 and 2002. The decline in general and administrative expenses in absolute dollars was the result of an overall decline in expenses due to our implementation of cost-control measures related to our restructuring plans implemented in fiscal 2003 and a reduction in legal costs. Due to our restructuring plans implemented in fiscal 2003, we realized $1.2 million in payroll-related cost reductions in the quarter ended October 31, 2003, compared to the quarter ended October 31, 2002, and cost reductions of $2.5 million in payroll-related costs in the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002. Additionally, our legal costs in the three months ended October 31, 2003 were $1.3 million less than the three months ended October 31, 2002, and $3.3 million less in the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002, primarily as a result of lower legal costs resulting from our restructuring plans, and from our having incurred $800,000 of legal costs in the quarter ended April 30, 2002 relating to an employee litigation matter. During the three and nine months ended October 31, 2003, these declines have been offset by approximately $646,000 and $932,000, respectively, of expenses associated with the consulting arrangement with our former chief executive officer. See Note 7, “Separation of Former Chief Executive Officer”, in the notes to the condensed consolidated financial statements. We believe that general and administrative expenses will not increase significantly in absolute dollars in the short term as a result of the restructuring plans discussed above and the restructuring currently being undertaken in the general and administrative areas as discussed in, “Restructuring and Other Charges,” below. However, we do expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on certain headcount data. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for fixed assets. Facilities allocated costs include depreciation for the corporate offices and facility rent for our other offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

Amortization of Purchased Intangibles. Amortization of purchased intangibles totaled $1.5 million and $2.3 million in the three months ended October 31, 2003 and 2002, respectively, and $5.0 million and $6.8 million in the nine months ended October 31, 2003 and 2002, respectively.

Goodwill. During the three months ended July 31, 2003 we performed the annual test for goodwill impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2003. Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. We completed our evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of our Company exceeded its carrying value, including goodwill. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the discounted cash flow and market methods. The assumptions supporting the discounted cash flow method, including the discount rate, which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review.

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

Restructuring Charges. As a result of the decisions to restructure our business during fiscal 2003 and 2002, we recorded net restructuring charges of $32.7 million and $21.7 million, respectively, which in each case were classified as operating expenses. During the three months ended July 31, 2003, we undertook a further restructuring consisting of a limited headcount reduction of 10 employees, including four executive level positions in sales, legal and operations, and six positions in information technology. During the three months ended October 31, 2003, an additional restructuring, which consisted of a limited headcount reduction of 38 people, occurred at all levels and regions in the areas of general and administrative and sales operations. As a result of these decisions to restructure, we recorded net restructuring charges of $971,000 and $1.8 million in the three and nine months ended October 31, 2003 and $13.9 million in both the three and nine months ended October 31, 2002, respectively.

As of January 31, 2003, there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. As of October 31, 2003, our total restructuring liabilities related to our restructuring plans for fiscal 2003 and 2004 were approximately $3.8 million. The following table summarizes our restructuring liabilities as of January 31, 2003 and our restructuring activity accounted for according to EITF 94-3 and SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), for the nine months ended October 31, 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash payments	(14,797)	(1,329)	(628)	(16,754)
Cash charges	1,787	—	—	1,787

Restructuring liabilities as of October 31, 2003	$2,145	$1,336	$269	$3,750

The worldwide workforce reductions implemented as a result of the restructuring plan announced in the fourth quarter of fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in the second and third quarters of fiscal 2004 were substantially completed by the end of the third quarter of fiscal 2004.

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

Other Income (Expense)

Interest Income. Interest income was $2.1 million and $2.9 million for the three months ended October 31, 2003 and 2002, respectively, and $7.1 million and $9.5 million for the nine months ended October 31, 2003 and 2002, respectively. The decrease in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates, and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted cash totaled $252.9 million and $296.3 million as of October 31, 2003 and 2002, respectively.

Interest Expense. Interest expense was $1.9 million and $1.7 million for the three months ended October 31, 2003 and 2002, respectively, and $5.5 million and $5.3 million in the nine months ended October 31, 2003 and 2002. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. Additionally, we incur interest of approximately $184,000 each quarter on our loan facility.

Other Income (Expense), Net. Other income (expense), net, was expense of $170,000 and $815,000 for the three months ended October 31, 2003 and 2002, respectively, and income of $963,000 and expense of $6.0 million for the nine months ended October 31, 2003 and 2002, respectively. During the three and nine months ended October 31, 2003, other income consisted mainly of gains on the disposal of assets of acquired businesses of $616,000, respectively. During the three and nine months ended October 31, 2002, other expense reflected our write-down of certain public and private investments of approximately $4.5 million.

Provision For Income Taxes

Despite consolidated net losses, we had a tax provision of $667,000 in the three months ended October 31, 2003 and no provision in the three months ended October 31, 2002. We had a tax provision of $1.9 million and $775,000 in the nine months ended October 31, 2003 and 2002, respectively. These provisions represented effective tax rates of 10.6% for the three months ended October 31, 2003 and 7.6% and 1.1% for the nine months ended October 31, 2003 and 2002, respectively. Our tax provision is based on estimates for foreign and withholding taxes that we expect to incur during the year. As of January 31, 2003, our deferred tax assets were fully valued based on our determination it is more likely than not that these assets will not be realized. In the event that our estimates change, our effective tax rate will fluctuate from period to period.

Liquidity and Capital Resources

Cash Flows

As of October 31, 2003, we had working capital of approximately $19.0 million, and cash, cash equivalents and investments of approximately $206.4 million, which included $21.3 million of short-term investments and $160.2 million of investments with maturities of greater than one year, but excluded restricted cash of $46.5 million associated with our loan facility discussed below under “Commitments.” We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Operating activities primarily include the net loss for the quarter, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the nine months ended October 31, 2003, our operating activities used net cash of $13.2 million compared to $27.0 million in the nine months ended October 31, 2002. Net cash used in operating activities for the nine months ended October 31, 2003 consisted of cash used by operations of $5.7 million and a decrease in cash of $7.5 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs and income taxes payable offset by a decrease in accounts receivable and an increase in deferred revenues. Accounts receivable decreased by $4.7 million due primarily to the lower sales volume in the nine months ended October 31, 2003 and deferred revenue increased by $4.8 million primarily as a result of the introduction of our enterprise license model. During the nine months ended October 31, 2003, we also made net payments of $16.8 million associated with our restructuring plans and net payments of $3.0 million associated with income taxes. Net cash used in operating activities for the nine months ended October 31, 2002 consisted of a decrease in cash used by operations of $38.6 million offset by an increase in cash of $11.6 million arising from changes in assets and liabilities, primarily accounts receivable, which decreased by $18.9 million. Cash from operations includes net loss of $27.0 million and $69.3 million offset primarily by depreciation and amortization of $15.1 million and $22.4 million in the nine months ended October 31, 2003 and 2002, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions, other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $35.3 million compared to $46.5 million in the nine months ended October 31, 2003 and 2002, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and property and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $59.1 million in the nine months ended October 31, 2003, of which $57.4 million represented the purchase price of our headquarters buildings, which we acquired upon exercise of the purchase options associated with the synthetic leases covering our headquarters buildings. See “—Commitments” below for further information on the exercise of the purchase options. In the nine months ended October 31, 2002, purchases of property and equipment totaled $4.9 million. During the nine months ended October 31, 2003, the net decrease in our restricted cash was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility that we entered into in the same quarter.

In the nine months ended October 31, 2003, our financing activities provided net cash of $41.3 million compared to net cash used of $13.3 in the nine months ended October 31, 2002. During the nine months ended October 31, 2003, the primary source of cash was the $40.0 million that we borrowed under our loan facility, which we entered into in the quarter ended April 30, 2003. In the nine months ended October 31, 2002, the primary source of cash was $6.3 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan exercises, offset by $15.0 million in repayment of a line of credit at our Japanese subsidiary and $4.7 million for the acquisition of treasury stock.

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

In connection with the termination of the synthetic leases, in April 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million non-revolving loan commitment and $20.0 million term loan, both of which mature in April 2005. During the quarter ended April 30, 2003, we borrowed $40.0 million of the facility at an interest rate currently equal to 1.84%. Under the terms of the facility, we are holding $46.5 million in marketable securities as restricted cash to secure the performance of our obligations under the facility. See Note 8, “Other Borrowings” in notes to condensed consolidated financial statements for further information regarding the loan facility. The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

As of October 31, 2003, our future financial commitments, including interest payments, are as set forth in the table below:

	Three Months Ending January 31, 2004	Year Ended January 31,				Thereafter	Total
		2005	2006	2007	2008
	(In thousands)
3.75% subordinated convertible debt(1)	$2,813	$5,625	$5,625	$155,625	$—	$—	$169,688
Loan facility(2)	188	753	40,155	—	—	—	41,096
Other operating leases(3)	2,236	9,458	4,280	2,082	1,669	8,493	28,218

Total	$5,237	$15,836	$50,060	$157,707	$1,669	$8,493	$239,002

(1)	The $150.0 million 3.75% convertible subordinated notes mature in December 2006, but may be redeemed by us starting in 2004 or earlier if certain conditions are met. See “—Convertible Subordinated Notes” above.
(2)	We may prepay the loan facility at any time.
(3)	Minimum future sublease income to be received under noncancelable subleases is approximately $2.1 million. As part of our restructuring reserve, we have accrued approximately $1.4 million relating to future payments associated with leases for excess facilities.

We had no material planned capital commitments as of October 31, 2003. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions, the rate at which our customers transition to our enterprise license model and other competitive factors) and (ii) our ability to control expenses and realize the objectives of the various restructuring plans we implemented in fiscal 2003 and 2004. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for planned expansion, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. During the first quarter of fiscal 2004, our corporate credit rating was downgraded by Standard & Poor’s from B+ to B. Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus did not have a significant effect on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We are currently assessing the impact of the adoption of the pronouncement on our consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

We are currently in the midst of a general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002. The economic downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2003 and into the first nine months of fiscal 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable primarily to these downturns. Our total revenues decreased 29% in fiscal 2003, compared to fiscal 2002, and decreased 20% in fiscal 2002 compared to fiscal 2001.

Our decline in revenues during fiscal years 2002 and 2003, and for the three and nine months ended October 31, 2003, as well as the continuing adverse economic conditions, led us to implement restructuring plans in fiscal 2002 and 2003, and in the second and third quarters of fiscal 2004 that included headcount reductions and other cost-control measures. The restructuring plan announced in the fourth quarter of fiscal 2003 was substantially completed during the first half of fiscal 2004. Due to the restructuring plans, we recorded charges for restructuring and impairment of acquired goodwill and other intangible assets during fiscal years 2002 and 2003, and in the three and nine months ended October 31, 2003.

The economic downturn experienced in the past two years, together with the uncertainties surrounding the timing and strength of any economic recovery, makes forecasting and financial and strategic planning more difficult than usual. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business.

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

In response to market conditions and the decline in our revenues, in both fiscal years 2002 and 2003, and in the second and third quarters of fiscal 2004 we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including significant headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. For example, the reorganization of our sales force disrupted our services backlog and adversely impacted our services revenues for the quarter ended October 31, 2003. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•	implementation of our enterprise license model and use of subscription-based licenses, as discussed above;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenue;

•	the mix of our revenues as between sales of products and lower-margin sales of services;

•	our ability to control our operating expenses, and fully realize the objectives of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to, business disruptions arising from or relating to internet or computer viruses or service interruptions;

•	changes in business cycles that affect the markets in which we sell our products;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

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

As of October 31, 2003, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $40.0 million in other long-term debt. As of October 31, 2003, we had cash and cash equivalents of $24.9 million, short-term investments of $21.3 million, investments with maturities of greater than one year of $160.2 million and restricted cash of $46.5 million. The indenture under which our convertible subordinated notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Similarly, our loan facility agreement contains customary events of default, including a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. Under the terms of our convertible subordinated notes and our loan facility, if an event of default were to occur for the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $13.8 million, or 28% of total revenues, for the three months ended October 31, 2003 compared to $18.0 million, or 31% of total revenues, for the three months ended October 31, 2002. Our product development and engineering expenses were $42.2 million, or 28% of total revenues, for the nine months ended October 31, 2003 compared to $56.5 million, or 30% of total revenues, for the nine months ended October 31, 2002. If we are required to undertake extensive capital outlays to address changes in the embedded software market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

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

We develop and sell a substantial percentage of our products internationally. For the three months ended October 31, 2003, revenues from international sales were $22.2 million, or 45% of total revenue, as compared to $23.6 million, or 40% of total revenue, for the three months ended October 31, 2002. For the nine months ended October 31, 2003, revenues from international sales were $64.5 million, or 43% of total revenue, as compared to $78.1 million, or 42% of total revenue, for nine months ended October 31, 2002. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2003, our stock had a high sales price of $18.35 and a low sales price of $2.03, and during the nine months ended October 31, 2003, our stock had a high sales price of $8.07 and a low sales price of $2.71. The last sale price of our common stock as reported on The Nasdaq National Market on December 10, 2003 was $6.24. In recent fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock based employee compensation. SFAS 123, as amended by SFAS 148, permits us to measure the compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS 123 and SFAS 148, we apply the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards made during the three and nine months ended October 31, 2003 and 2002, as if the fair-value-based method defined in SFAS 123 had been applied. If we change our method of accounting for employee stock-based awards, whether voluntarily or as a result of changes in accounting rules, our net income could materially decrease or our net losses could materially increase. For example, had we recorded compensation expenses based on the estimated grant date fair value for awards under our stock option and stock purchase plans (as defined in SFAS 123) our pro forma net loss for the three months ended October 31, 2003 would have been $18.4 million, or $0.23 per share, instead of reported net loss of $6.9 million, or $0.09 per share, and our pro forma net loss for the nine months ended October 31, 2003 would have been $49.1 million, or $0.61 per share, instead of reported net loss of $27.0 million, or $0.34 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio and debt obligations. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. During the nine months ended October 31, 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, of which we have borrowed $40.0 million. As of October 31, 2003, borrowings under the facility bear interest at the rate of 1.84% per annum.

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in other income (expense) in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2003, we had outstanding contracts with the following terms:

Buy/Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,400,000	3,300,000	537,900,000
Rate:	1.6595	1.1792	109.6200
USD Equivalent:	$3,973,440	$3,887,730	$4,911,880
Maturity Date:	11/13/03	11/13/03	11/13/03

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of October 31, 2003, the fair value of our outstanding contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2003. See item 7A, “Quantitative And Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2003. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2003 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On September 19, 2003, James W. Bagley resigned from the Board of Directors of Wind River Systems, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

31.1	Certification of Interim President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Senior Vice President of Finance and Administration, pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Senior Vice President of Finance and Administration, pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i) On August 14, 2003 Wind River filed a report on Form 8-K relating to its announcement of its operating results for the quarter ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2003	WIND RIVER SYSTEMS, INC.

	By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner
Chief Financial Officer and Senior Vice President of Finance and Administration
(Principal Financial and Accounting Officer)