Form 10-K
period 2004-01-31
WIND RIVER SYSTEMS INC
filed 2004-04-14
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price on July 31, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $445,571,089. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2004, there were 81,508,830 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2004.

WIND RIVER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

Wind River Systems and the Wind River Systems logo are trademarks of Wind River Systems, Inc. and Wind River, VxWorks, Tornado and Wind are registered trademarks of Wind River Systems, Inc. All other names mentioned are trademarks, registered trademarks or service marks of their respective companies or organizations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements address our expected business, results of operations, future financial position, business strategy, financing plans and capital requirements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Factors that could cause or contribute to such differences include, but are not limited to, the continuing weakness in the economy generally, our ability to align our costs with decreased revenue levels, the impact of competitive products and pricing, the success of our implementation of our new business models and the rate of their adoption, potential slow downs in customer sales, the impact of charges for restructuring and other costs, political and economic conditions in the U.S. and globally, intellectual property disputes, litigation and other factors discussed under the caption “Factors That May Affect Future Results” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These forward-looking statements speak only as of the date this Annual Report on Form 10-K was filed and of information currently and actually known. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated events, except as required by law.

PART I

ITEM 1.    BUSINESS

Overview

Wind River is a global leader in device software optimization, or DSO. Our software is used to optimize the development and functionality of devices as diverse as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation machines. Our products and professional services are used in multiple markets including aerospace and defense, automotive, digital consumer, industrial, and network infrastructure, and help customers to enhance product performance, standardize designs across projects, reduce research and development costs, and shorten product development cycles.

We simplify our customers’ process of programming for these devices by providing integrated software platforms targeted to specific markets, as well as off-the-shelf device software, programming tools and hardware. Our Wind River Platforms integrate our operating systems software with tools and middleware to meet the requirements of specific industries. Our off-the-shelf software includes operating systems and middleware applications, such as networking and security protocols that offer additional capabilities beyond those in the operating systems. Our software programming tools help customers design, develop and test their own applications for these devices. We also offer a range of hardware reference designs that customers can incorporate into their products or use as a development environment.

To complement our broad range of software products and hardware reference designs, our professional services team provides comprehensive design engineering services and technical support. We also provide training and worldwide maintenance and support for our products.

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

Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Our principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and the telephone number at that location is (510) 748-4100. Our internet website is http://www.windriver.com.

Products and Services

Our products and services help customers to create complex device software applications more quickly, more economically, and with less risk than creating such applications using internally developed systems and tools. Our product family is comprised of market specific platforms, development tools, device software components, hardware and professional services.

Industry Background

Device software systems are incorporated into a larger device and are used to control, monitor or assist the operation of that device. As a result, device software systems are designed to provide an immediate, predictable response to an unpredictable sequence of external events. To succeed in today’s increasingly competitive environment, manufacturers using device software systems must bring complex applications for new products to market rapidly and economically. Developing device software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful microprocessors have become available and have decreased in price, these device software systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new products. Additionally, software with a higher degree of sophistication is required to develop these more complex applications, frequently including an integrated platform that provides developers far more features, higher performance and greater productivity than was necessary or feasible for programming prior generations of microprocessors.

Wind River Platforms

The cornerstone of our software products is our suite of Wind River Platforms, which we license using an enterprise license model. Our Wind River Platforms bundle a combination of development tools, an operating system and various protocols and interfaces into market specific platforms. With the enterprise license model, we license these market specific platforms under an annual subscription-based development license and aggregated production licenses. See “—Licensing Models” below for more information about the enterprise license model.

The Wind River Platforms comprise:

•	VxWorks, the market-leading operating system.

•	an integrated development environment (IDE). The IDE consists of a development platform and associated tools so customers can design, develop, and test their new products at any stage of the development cycle. In February 2004, we announced our next-generation IDE, the Wind River Workbench, which will support both the VxWorks and Linux operating systems.

•	Industry-specific middleware, which links the operating system with the application-specific software, and provides the necessary security, connectivity and management protocols.

The Wind River Platforms include:

•	Wind River Platform for Automotive is designed for the rapid development of reliable, connected, and scaleable automotive infotainment and telematics devices. This platform supports a variety of in-car network protocols and wireless network protocols.

•	Wind River Platform for Consumer Devices is designed for the consumer devices market and enables our customers to develop technologies commonly required in consumer products such as IPv6 functionality, security, connectivity, wireless, networking, graphics, device management and Web services.

•	Wind River Platform for Industrial Automation is designed for factory automation applications, ranging from programmable logic controllers to robotics and process control equipment, and provides our customers with the foundation software necessary to design, develop and deploy reliable, connected and manageable industrial automation devices.

•	Wind River Platform for Industrial Devices is designed for the industrial devices market and provides our customers with all the foundation software necessary to build more efficient industrial devices, including industrial connectivity, graphics and device management middleware.

•	Wind River Platform for Network Equipment is designed for the network infrastructure equipment market and enables rapid development of reliable network infrastructure equipment using an advanced operating system, development tools and networking middleware. This platform includes an extensive suite of management protocols, wireless software, security components, connectivity protocols, high performance router stack and routing protocols.

•	Wind River Platform for Safety Critical and Safety Critical ARINC 653 is designed for safety and mission-critical development devices, such as those used in the aerospace, industrial and medical markets. This platform has been certified to meet the requirements of both DO-178B and IEC61508. The ARINC 653 version combines Wind River’s securely partitioned VxWorksAE653 real-time operating system and integrated development environment, allowing the user to accelerate the development, configuration, and debugging of safety critical systems. It offers complete ARINC 653-1 compliance and DO-178B, level A certification evidence.

•	VxWorks Developer’s Toolkit is designed as a general-purpose platform that includes our advanced real-time operating system, VxWorks, and development tools, but does not include the advanced runtime software of our market-specific platforms.

Off-the-Shelf Software, Development Tools, and Hardware

Both VxWorks and our IDE products may be licensed individually, without purchase of a Wind River Platform. We also provide a line of stand-alone development tools that customers can use with their own proprietary systems or with other third-party operating systems.

We provide optional extensions or middleware to our operating systems, which provide additional capabilities to developers, such as networking, connectivity, security protocols and device management. Our middleware products act as an interface between the operating system software and application specific software. Customers can license and incorporate these extensions and middleware into the underlying operating system to provide features required for their specific applications. As applications become more complex, especially for Web-enabled products, prepackaged middleware solutions such as those offered by us have become more widely used to simplify development.

Our product family also includes a range of hardware reference designs and hardware bring-up tools that help customer’s design and implement software solutions. Through the use of these hardware products, customers can incorporate portions of the reference design into their products or use the entire design as a development platform before a customer’s custom boards are available. This allows software programming to be tested for operability and functionality, and to be corrected for errors early in the design cycle, thereby advancing overall product development, improving product quality and accelerating time-to-market.

Services

To complement our broad range of software and hardware products, we provide comprehensive design services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer’s product or application. These design services are offered on either a time-and-materials or fixed-price basis and can encompass a broad range of services, including fully project-managed custom hardware development, software development and product integration. We offer training through partners who provide a series of formal technical courses designed to teach developers the basics of device software development and how to use of our tools, operating systems and middleware effectively. We also provide worldwide maintenance and support for our products.

Licensing Models

Prior to October 2002, we licensed a majority of our software on a perpetual basis. Under this model, our customers pay an initial license fee together with an annual maintenance fee, which is based on a fixed percentage of the total licensing fees. For device software products, the customer would typically also pay a per-unit, per-project production-license fee based on the number of target applications running our operating system and placed in distribution. The terms of the perpetual license for our software restricted the customer’s use to a specific project, such as a line of printers or digital camera and, as a result, any software licenses or prepaid production license fees can generally only be used on that specific project.

In November 2002, we introduced our Wind River Platforms, which are licensed under an enterprise license model. To date, our enterprise license model includes an annual subscription-based development license and aggregated production licensing, but eliminates the traditional “project” and “site” restrictions. At the end of the subscription period, the customer’s right to use the Wind River Platforms expires unless renewed. Most enterprise licenses (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the full cost of the annual subscription within 30-60 days after entering into the enterprise license agreement,

(iii) include a number of service credits for field engineering support and (iv) include production license reporting once a customer makes a commercial release of a device that incorporates our products.

We currently sell our products using both our perpetual licensing and enterprise license models and anticipate that this will continue. However, we expect the proportion of business that is sold under our enterprise license model will continue to increase. We believe that the enterprise license model allows us to:

•	deliver key technology integrated into market specific platforms with less restrictive terms that more closely match our customers’ needs;

•	expand opportunities with our strategic customers by offering a simpler and more cost-effective method of accessing our technology and services; and

•	better manage our business model within our strategic customer base and have increased visibility into our earnings stream.

Under our traditional perpetual license model, we sell our products at the specific project level and are dealing primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River Platform products is to seek enterprise wide adoption. As a result, the customer’s decision to adopt our products is now more strategic leading to longer sales lead times and ultimately more complex and time consuming negotiations. Our success is therefore dependent upon our ability to first educate our current and potential customers of the value associated with our Wind River Platform products and services and, secondly, our ability to negotiate and close such transactions with these customers on terms which are mutually agreeable.

Due to the introduction of the enterprise licensing model in November 2002, we have experienced a decline in near-term revenue and an increase in deferred revenue. Under the enterprise license model, revenue is recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. We expect customers to continue to transition from perpetual licensing to the enterprise licensing in the coming fiscal year. Depending on the rate at which customers’ transition from our perpetual model to our enterprise license model, our reported revenue may continue to be impacted in the short term.

In February 2004, we announced a new option under our enterprise license model that eliminates per-unit production license fees. This option includes a higher priced per-seat subscription without a separate per-unit production license fee. By expanding our enterprise licensing model, customers can now choose between the “shared success” model that includes production license fees or a pure “per-seat” subscription model without a separate production license fee. We believe that offering a choice of enterprise licensing models will allow our customers to have greater flexibility in meeting their business needs. We expect to offer our customers this new production license-free option commencing in the first quarter of fiscal 2005. We cannot be certain that our customers will prefer and select this option or, if selected, what impact this option will have on our results of operations and financial statements. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—We have recently announced an option for our Wind River Platform customers that eliminates production license fees, which, if adopted by our customers, could adversely impact our revenues.”

Open Source Strategy

Since October 2003, we have made a series of announcements stating our intention to add an open source component to our product strategy. There are two elements to this strategy. First, our next generation, IDE, the Wind River Workbench, will incorporate Eclipse, an open source technology tools framework. We believe this effort will allow us to apply more of our development resources on new technology rather than needing to build a basic tool framework. The second part of our strategy is to make our current suite of products and services complement both the Linux operating system as well as our proprietary operating system, VxWorks. This strategy includes offering a range of development tools which can be used with either or both operating systems, expanding our professional services to include support to customers building devices based on Linux, and our partnership with Red Hat, Inc. to develop a platform incorporating Red Hat’s Linux operating system. Pursuant to this strategy, we have joined the Open Source Development Labs, a Linux consortium, the Consumer Electronics Linux Forum, an industry group focused on the advancement of Linux as a platform for consumer electronic devices, as well as the Eclipse Consortium. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—We have recently adopted an open source strategy that may not be successful or may expose us to additional risks.”

Strategic Alliances

We believe that having many strategic relationships with semiconductor manufacturers, board manufacturers, system manufacturers, and our customers is important to our future success in the device systems marketplace. These relationships help us leverage significant investments made to drive innovation and standards across the industry and to better serve our customers’ overall needs. In support of our strategic alliances, we have entered into a number of different partnership agreements. In addition, we offer certain corporate programs, including the Wind River partner program, which is designed to support the development of global alliances and foster a community of third party partners by making it easy for these companies to access our technology, integrate value-added products and jointly market these solutions with us.

We have strategic relationships with many of the major semiconductor companies including ARM Holdings plc, Broadcom Corporation, Hitachi, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., Motorola, Inc., NEC Corp., Philips Electronics N.V., Texas Instruments Incorporated, Toshiba Corporation and Xilinx, Inc. We have ported our technologies to their semiconductors, allowing us to leverage our partners’ sales channels to give our products broader market exposure. Our gross research and development expenses were offset by $2.8 million, $3.6 million and $4.5 million in fiscal 2004, 2003 and 2002, respectively, in funding from programs with these customers. In addition to our strategic relationships with semiconductor companies, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2004 and 2003 were offset by $669,000 and $911,000, respectively, in funding from these programs. We did not have any funding from these programs in fiscal 2002.

In February 2004, we announced a partnership with Red Hat, a leading provider of open source solutions, to jointly develop Red Hat Embedded Linux for the DSO market. Red Hat’s Linux will be the foundation of future Linux-based Wind River Platforms and will be integrated with our industry-leading development tools, middleware and services.

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

Our top ten customers for fiscal 2004 were: Alcatel, Cisco Systems, Inc., Hewlett-Packard Company, Motorola, Inc., Nortel Networks Corporation, Northrop Grumman Corp., Philips Electronics N.V., Raytheon Company, Siemens AG and The Walt Disney Company. No customer accounted for more than 10% of our revenue in any of the fiscal years ended January 31, 2004, 2003 or 2002.

Marketing, Sales and Distribution

We market our products and services in North America, Europe (including the Middle East and Africa, “EMEA”), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespersons, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sales and post-sales support. As of January 31, 2004, we had 153 sales employees located throughout North America, 88 sales employees throughout EMEA, 43 sales employees in Japan and 31 sales employees in the Asia Pacific region. As of January 31, 2004, we had 68 employees in marketing, 110 employees in professional services and 77 employees in customer support.

Revenues from sales to customers outside of North America represented $89.6 million, $103.6 million and $135.8 million, or approximately 44%, 42% and 39% of total revenue, in fiscal 2004, 2003 and 2002, respectively. See Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements for further information about our international sales. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Our significant international business activities subject us to increased costs and economic risks” for further discussion of the risks associated with our international operations generally.

Prices for international customers for our Wind River Platforms are quoted in United States dollars, Euros, United Kingdom Sterling or Japanese Yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currency and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are generally invoiced in the currency in which they are quoted. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the foreign currency fluctuation risks we face.

We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. The continued transition to our enterprise license model may also impact the manner in which seasonality affects quarterly trends in our revenue. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the impact of our transition to an enterprise license model. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.”

Competition

The DSO industry is highly competitive. Our primary competition comes from internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system.

We also compete with independent software vendors, including ENEA OSE Systems AB, Green Hills Software, Inc., Mentor Graphics, Microsoft Corporation and QNX Software Systems, Ltd., as well as a number of other vendors that address one or more segments of the device system design process. We also compete with vendors of Linux-based products such as Metrowerks (a subsidiary of Motorola, Inc.), and MontaVista Software, Inc. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

We believe that the primary competitive factors in the industry center around the way customers and potential customers manage their process of software development. Key factors driving their approach to software development include managing limited internal resources, controlling costs, minimizing development time and limiting their risks. As a result, the major competitive factors in our industry are reliability, performance, price and customer support. We believe that we compete favorably with respect to each of these factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—We face intense competition in the DSO industry, which could decrease demand for our products or cause us to reduce our prices” for a further description of factors that may impact our competitive position.

Product Development and Engineering

We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2004, our product development and engineering group included 344 full-time employees.

During fiscal 2004, 2003 and 2002, product development and engineering expenses were $56.7 million, $74.0 million and $88.7 million, respectively, excluding capitalized software development costs. During the fiscal years ended January 31, 2003 and 2002, we incurred product and development and engineering expenses that qualified for capitalization of $969,000 and $852,000, respectively. There were no costs incurred that qualified for capitalization during fiscal year 2004. See “—Strategic Alliances” above for information on research and development funded by third parties.

Proprietary Rights

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.”

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

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2004, we held 20 issued patents in the United States, none of which have expired. The expiration dates of these patents range from 2006 to 2021. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

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

Employees

As of January 31, 2004, we had 1,078 employees, including 383 in sales and marketing, 187 in professional services and support activities, 344 in product development and engineering and 164 in management, operations, finance and administration. Of these employees, 763 were located in North America and 315 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

Executive Officers of the Registrant

The names of our executive officers, their ages as of April 13, 2004 and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	44	Chairman of the Board, President and Chief Executive Officer
Michael W. Zellner	48	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
John J. Bruggeman	42	Vice President of Worldwide Marketing and Chief Communications Officer
David G. Fraser	40	Senior Vice President and Chief Marketing Officer
Christopher J. Galvin	33	Vice President of Strategy and Corporate Development
Scot K. Morrison	41	Vice President of Engineering
Robert L. Wheaton	57	Vice President of Worldwide Sales

Mr. Klein has been a director of Wind River since July 2003 and, in January 2004, became the Chairman of the Board, President and Chief Executive Officer of Wind River. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation, a software company focused on business technology optimization, where he served as Chief Operating Officer from January 2000 until December 2003, as a director from July 2000 until December 2003, as President of North American Operations from July 1998 until December 1999, as Vice President of North American Sales from April 1995 to July 1998, and as Western Area Sales Manager from May 1992 to March 1995. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company. Mr. Klein serves on the board of directors of Tumbleweed Communications Corp., a provider of messaging solutions. Mr. Klein holds a B.S. degree in electrical engineering and biomedical engineering from the University of Southern California.

Mr. Zellner joined Wind River in September 2000 as Vice President of Finance, Chief Financial Officer and Secretary and currently serves as Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary. From 1991 to 2000, Mr. Zellner was at Applied Materials, Inc., a semiconductor equipment manufacturer, where he last served as a Senior Director of Finance. Prior to joining Applied Materials, from 1979 to 1991, he served in various financial roles at Unisys Corporation, a computer systems and information management company. Mr. Zellner has completed the Stanford Executive Program at Stanford University Graduate School of Business and holds an M.B.A and a B.B.A. in accounting from Florida Atlantic University.

Mr. Bruggeman joined Wind River in February 2004 as Vice President of Worldwide Marketing and Chief Communications Officer. Prior to joining Wind River, Mr. Bruggeman was Vice President of Marketing at Mercury Interactive, a software company focused on business technology optimization, from May 2002 until January 2004. Prior to joining Mercury Interactive, Mr. Bruggerman was Executive Vice President at Alventive, Inc., a provider of web-based collaboration software, from February 1999 to May 2001 and Vice President of Marketing and Business Development at America On-Line, Inc., an internet service provider, from February 1997 to January 1999. Mr. Bruggeman earned a B.S. degree in Statistics and Computer Science from San Jose State University and a M.S. degree in Mathematics from the University of Connecticut.

Mr. Fraser joined Wind River in September 1991 and currently serves as Senior Vice President and Chief Marketing Officer. Mr. Fraser has previously held a number of positions at Wind River, including Group Vice President, Products, Vice President and General Manager of the Networks Business Unit, Vice President of Engineering and Director of Product Development. From 1988 to 1991, he served as a product marketing manager at Unisys Corporation, an information services and technology company. From 1985 to 1988, he was a software engineer at Hewlett-Packard Corporation, a provider of computing and imaging solutions and services, in England. Mr. Fraser holds a B.S. in computing science from Glasgow University, Scotland.

Mr. Galvin joined Wind River in January 2004 as Vice President, Strategy and Corporate Development. Prior to joining Wind River, Mr. Galvin was Managing Director and Global Sector Coordinator for software and services research at JP Morgan Chase, an investment banking firm, from January 2001 to April 2003. Mr. Galvin began his career at Hambrecht & Quist in 1993, became a Managing Director in 1999, and remained at the firm through its merger with Chase Manhattan and then JP Morgan. Mr. Galvin earned a B.A. degree with honors in Comparative and Regional Studies (Latin America) from the University of California, Berkeley.

Mr. Morrison is Vice President of Engineering at Wind River and had previously served as Vice President and General Manager of the transportation, defense and industrial business unit. Mr. Morrison joined Wind River as part of its acquisition of Integrated Systems, Inc. (ISI) in February 2000. Mr. Morrison spent fourteen years with ISI, in various positions where he last served as a Vice President and General Manager of the design automation solutions business unit from March 1999 through February 2000. Mr. Morrison earned his Bachelor of Applied Science degree in Engineering from the University of Toronto, as well as his masters degree at the Massachusetts Institute of Technology, specializing in control systems.

Mr. Wheaton joined Wind River in July 2003 as Vice President of Worldwide Sales and had previously served as Senior Vice President of Sales for Wind River from March 1992 to September 1998. From September 1998 until June 2003, Mr. Wheaton was a private investor. Before joining Wind River in 1992, Mr. Wheaton was employed at ShareBase Corporation, a relational database hardware and software company, first as Vice President of Domestic Sales and then as Vice President of Worldwide Marketing. From 1988 to 1989, he served as the western regional manager of Powersoft Corporation, a computer software company. Mr. Wheaton holds a B.S. degree in automotive engineering from Western Michigan University.

Financial Information About Segments and Geographic Areas

For financial information about segments and geographic areas, see Note 15 “Segment and Geographic Areas,” of the Notes to Consolidated Financial Statements filed as part of this Annual Report.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on or through our website at http://www.windriver.com or by contacting the Investor Relations Department at our corporate offices by calling (866) 296-5361. We are not incorporating by reference in this Annual Report on Form 10-K any information from our website.

ITEM 2.    PROPERTIES

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also own approximately 150,000 square feet of office space in Sunnyvale, California. We also lease a number of sales, services, customer training, manufacturing, and research and development offices in North America, EMEA, Japan and the Asia Pacific region.

ITEM 3.    LEGAL PROCEEDINGS

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders held on December 19, 2003, we submitted to a vote of the stockholders the following matter: To approve the amendment of Wind River’s 1998 Equity Incentive Plan to (i) increase the aggregate number of shares of our common stock authorized and reserved for option and other stock awards under the 1998 Equity Incentive Plan by 1,900,000 shares and (ii) increase the maximum number of shares of our common stock that may be issued to any employee pursuant to stock options or stock appreciation rights in any calendar year in accordance with Section 162(m) of the Internal Revenue Code. The results of the vote are set forth below:

Votes For	Votes Against	Votes Abstaining
37,874,298	17,015,010	89,052

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq National Market under the symbol WIND. At April 9, 2004, there were approximately 772 stockholders of record of our common stock. The following table sets forth the low and high sales prices on The Nasdaq National Market for the quarters indicated:

	Low	High
Fiscal 2003
First quarter ended April 30, 2002	$9.92	$18.35
Second quarter ended July 31, 2002	4.18	10.90
Third quarter ended October 31, 2002	2.03	5.80
Fourth quarter ended January 31, 2003	3.21	6.44

Fiscal 2004
First quarter ended April 30, 2003	$2.71	$4.21
Second quarter ended July 31, 2003	3.11	6.93
Third quarter ended October 31, 2003	5.30	8.07
Fourth quarter ended January 31, 2004	5.81	9.70

We have not paid cash dividends on our common stock to date. Our loan facility with Wells Fargo Bank prohibits us from declaring or paying any dividend or distribution either in cash, stock or any other property on our common stock without the prior written consent of the lender. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Commitments” for more information on our loan facility. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of January 31, 2004. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,297,180	(1)	$10.6143	1,673,894
Equity compensation plans not approved by security holders	7,331,829		$6.7003	6,770,111

Total	14,629,009		$8.6526	8,444,005

(1)	Excludes outstanding options to purchase an aggregate of 548,307 shares with a weighted average exercise price of $10.3466, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies, Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., and Rapid Logic, Inc.

The equity compensation plans not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 12, “Stock-Based Compensation Plans” of Notes to Consolidated Financial Statements filed as part of this Annual Report.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the more detailed Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K. The consolidated financial data for periods prior to the financial statements presented in Item 8 of this Annual Report on Form 10-K are derived from our audited Consolidated Financial Statements not included herein and have been restated to reflect historical financial information of RouterWare, Inc. and Integrated Systems, Inc. through 2000. We acquired RouterWare, Inc. in June 1999 and Integrated Systems, Inc. in February 2000; both acquisitions were accounted for as poolings of interests.

	Years Ended January 31,
	2004		2003		2002		2001		2000
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$204,119		$249,121		$351,072		$437,984		$316,054
Income (loss) from operations	(24,835	)(1)	(98,476	)(3)	(374,952	)(5)	(86,332	)(7)	16,212	(9)
Net income (loss)	(24,564	)(2)	(106,864	)(4)	(375,634	)(6)	(76,391	)(8)	10,363	(10)
Net income (loss) per share:
Basic	(0.31	)(2)	(1.35	)(4)	(4.84	)(6)	(1.05	)(8)	0.16	(10)
Diluted	(0.31	)(2)	(1.35	)(4)	(4.84	)(6)	(1.05	)(8)	0.15	(10)

	As of January 31,
	2004		2003		2002		2001		2000
Consolidated Balance Sheet Data:
Working capital	$25,752		$28,411		$126,460		$145,227		$106,749
Total assets	502,552		490,454		606,733		1,002,847		569,090
Convertible subordinated notes and other long-term debt	190,000		150,000		150,000		140,000		140,598
Stockholders’ equity	233,016		251,925		348,141		706,747		301,216

(1)	Loss from operations includes amortization of purchased and other intangibles of $6.5 million, impairment of purchased intangibles of $1.4 million, restructuring costs of $2.2 million, acquisition-related reversals of $367,000, litigation costs of $200,000 and stock compensation of $1.4 million and other costs of $978,000 associated with the separation of our former Chief Executive Officer.
(2)	Net loss and net loss per share includes those items stated in (1) above, together with gains on investments and sale of technology of $1.0 million.
(3)	Loss from operations includes amortization of purchased and other intangibles of $10.5 million, impairment of purchased intangibles of $4.3 million, restructuring costs of $32.7 million, acquisition-related reversals of $406,000 and litigation costs of $3.7 million.
(4)	Net loss and net loss per share includes those items stated in (3) above, together with a charge for the settlement of a swap liability of $3.9 million, write-down of private and publicly held investments of $4.5 million and loss on the disposition of assets from acquired businesses of $1.3 million.
(5)	Loss from operations includes amortization of goodwill, purchased and other intangibles of $81.2 million, impairment of goodwill and purchased intangibles of $257.4 million, restructuring costs of $21.7 million and acquisition-related net reversals of $761,000.

(6)	Net loss and net loss per share includes those items stated in (5) above, together with a write down of private and publicly held investments of $11.3 million and loss on the disposition of assets from acquired businesses of $1.3 million, offset by a gain on the sale of publicly traded investments of $1.4 million.
(7)	Loss from operations includes amortization of goodwill, purchased and other intangibles of $95.8 million and acquisition related charges of $33.3 million associated with the purchase of Integrated Systems, Inc., Embedded Support Tools Corporation, AudeSi Technologies Inc., ICESoft AS and Rapid Logic, Inc.
(8)	Net loss and net loss per share includes those items stated in (7) above, together with a gain on the sale of publicly traded investments of $10.5 million.
(9)	Income from operations includes amortization of goodwill, purchased and other intangibles of $6.3 million, acquisition-related and other charges of $9.9 million, costs associated with the retirement package for a former Chief Executive Officer of $1.2 million and costs of $1.3 million associated with the hiring of a new Chief Executive Officer.
(10)	Net income and net income per share includes those items stated in (9) above, together with a charge of $500,000 relating to the write-off of an investment in Xact, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Operating and Financial Summary

Wind River is a global leader in device software optimization, or DSO. Our software is used to optimize the development and functionality of devices as diverse as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation machines. Our products and professional services are used in multiple markets including aerospace and defense, automotive, digital consumer, industrial, and network infrastructure and help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

How We Earn Our Revenues

Our product revenues are derived from the licensing of our Wind River Platform products, our development tools and real time operating system software, as well as hardware products, which assist our customers with the overall development process of their devices. Our customers use these tools, middleware and our operating system software to develop applications, which are then used in completed devices such as those described above. Generally, we charge our customers a production license fee for every copy of our operating system software that is included in the final manufactured device. Customers can elect to either pre-pay royalties or report their usage on a quarterly basis as they manufacture units. Our services revenues are derived from maintenance services, such as telephone support and provision of updates to our products on a when and if available basis, as well as professional services on both a time and materials and fixed price contract basis. These professional services are designed to assist our customers with the design and development of a completed device or application. We do not provide support or updates and enhancements to the customers’ end products.

Our Licensing Models

Prior to November 2002, we licensed the majority of our software on a perpetual basis. Under this model, our customers pay an initial license fee together with an annual maintenance fee, which was based on a fixed percentage of the total licensing fees. The terms of the perpetual license for our software restricted the customer’s use to a specific project, such as a line of printers or digital camera and, as a result, any software licenses or prepaid production license fees could generally only be used on that specific project. Under this perpetual licensing model, the majority of revenue is recognized in the quarter in which the products are delivered, with a much smaller amount relating to the fair value of maintenance services being deferred and recognized subsequently over the maintenance period.

In November 2002, we introduced our Wind River Platforms, which we license using an enterprise license model. These platforms bundle a combination of development tools, an operating system and various protocols and interfaces into market specific platforms. Under the enterprise license model, we license these market specific platforms under an annual subscription-based development license and aggregated production licenses, while eliminating our traditional “project” and “site” restrictions. At the end of the subscription period, the customer’s usage rights to the products expire unless renewed. Under the enterprise license model, we recognize the fees paid as revenue ratably over the subscription period. In comparison to our more traditional licensing model, an order for an enterprise license will result in lower current-quarter revenue than an equal-sized order for a perpetual license.

We currently sell our products using both perpetual licensing and enterprise licensing models and anticipate that this will continue. However, we expect the proportion of business that is sold under our enterprise license model will continue to increase. The adoption of our enterprise model has been in line with our expectations and we believe that this model will allow us to increase the number of our customer’s developers using our products and will provide an opportunity to increase other revenues such as professional services revenues.

Since the introduction of our Wind River Platforms in November 2002, we review the combination of revenue and increase in deferred revenue as a measure of the performance of the company. Our deferred revenue has increased from $28.9 million at January 31, 2003 to $39.1 million at January 31, 2004, primarily as a result of the adoption of this new business model.

Recent Changes to Our Business Model

In February 2004, we announced a new option under our enterprise license model that eliminates the per-unit production license fees. Under this option, the annual license fee will be higher, but a customer will not pay per-unit production license fees for distribution of their products which incorporate our software. Production license fees have traditionally been a significant portion of our revenue, representing 29% and 28% of our total revenues in fiscal 2004 and 2003, respectively. We anticipate that offering this option will allow our customers to have greater flexibility in meeting their business needs. We cannot be certain that our customers will prefer and select this option or, if selected, what impact this option will have on our results of operations and financial statements. See “— Factors That May Affect Future Results — We have recently announced an option for our Wind River Platform customers that eliminates production license fees, which, if adopted by our customers, could adversely impacted our revenues.”

Recent Operating Results

Beginning in fiscal 2002 and continuing throughout fiscal 2004, we were significantly impacted by the general economic downturn, which has been especially pronounced in the high-technology sector generally and the networking infrastructure sector in particular. Our customers have cancelled projects or placed them on hold, which has had an impact on our revenues. Our customers have also seen a decline in the demand for their devices, which has impacted our production license revenues. Our total revenues decreased 18% in fiscal 2004 compared to fiscal 2003 and decreased 29% in fiscal 2003, compared to fiscal 2002. Our net loss was $24.6 million, $106.9 million and $375.6 million, or a net loss of $0.31 per share, $1.35 per share and $4.84 per share, in fiscal 2004, 2003 and 2002, respectively. On February 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and, accordingly, we did not amortize any goodwill in fiscal 2004 or 2003. If we had not amortized goodwill in fiscal 2002, net loss would have been $306.9 million, or $3.96 net loss per share.

The decline in our revenues has led us to take a number of actions to reduce our costs in order to return to profitability. Accordingly, we have implemented a number of restructuring plans to match our costs with our revenues. The overall effect of these restructuring plans has been to reduce our headcount from approximately 2,018 at the beginning of fiscal 2002 to 1,078 at the end of fiscal 2004. This headcount reduction has significantly lowered our overall cost structure. We have also reduced our consulting costs, discretionary spending and other general operating costs and have closed or consolidated excess operating facilities. See “—Results of Operations for the Years Ended January 31, 2004, 2003 and 2002—Restructuring and Other Costs.” See also “—Factors that May Affect Future Results.”

Future Considerations

As discussed above, the strategy for our Wind River Platforms is to seek enterprise-wide adoption. Under our traditional perpetual model we sold our products at the specific project level and were dealing primarily with the engineers leading and making decisions for individual projects. As a result, the customer’s decision to adopt our products is now more strategic leading to longer sales lead times and ultimately more complex and time consuming negotiations. Our success is therefore dependent upon our ability to first educate our current and potential customers of the value associated with our Wind River Platforms and secondly our ability to negotiate and close such transactions with these customers on terms which are mutually agreeable.

In addition, the success of the introduction of our Wind River Platforms that includes a per-seat subscription model with no production licenses is dependent upon customer acceptance of this business model and the success that we have in ensuring that the upfront fees will be sufficient to offset the loss of subsequent production license fee revenues. If the additional upfront fees are not sufficient, our revenues and earnings could decline.

As discussed above, we also have experienced a decline in revenues, net losses and operating cash flows in recent years. To ensure our long-term success we need to increase our revenues, return to profitability and generate positive cash flow from operations. For further discussion of the risks associated with these items, see “—Factors that May Affect Future Results” below.

Key Operating Metrics

Members of our senior management regularly review key financial information including net revenues, operating income or loss, earnings or loss per share, changes in deferred revenue, cash flow from operations and free cash. We define free cash as the sum of cash and cash equivalents, short and long-term investments and restricted investments less long-term debt. This information allows us to monitor the profitability of our business and evaluate the effectiveness of investments that we have made in the areas of customer support, product development, marketing and site operations. We believe that an understanding of key financial information and how it changes over time is important to investors, analysts and other parties analyzing our business results and future market opportunities.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Note 2, “Summary of Significant Accounting Policies” of Notes to the Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Restructuring charges; and

•	Accounting for income taxes.

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing and for sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist of primarily revenues from the licensing under our enterprise licensing model, the Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Revenues for fiscal 2003, when we introduced our Wind River Platforms, have been reclassified to conform to the current year presentation. For fiscal years prior to fiscal 2003, subscription revenues have been reported as part of product revenues due to their immateriality. Agreements generally do not allow the right of return or sales price adjustments.

We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists for all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

Persuasive evidence of an arrangement exists. It is our customary practice to have non-cancelable contracts and a customer purchase order prior to recognizing revenues on an arrangement.

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

We recognize revenues from time-based and subscription-based licenses ratably over the term of the agreement.

Our enterprise license model agreements require that we deliver unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, fees from our enterprise license agreements are recognized ratably over their term.

Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of production reports related to the sale of product to an end-user, depending on our historical experience with these customers.

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

Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, typically 12 months. Service revenues from training and consulting are recognized when the services are provided.

The vendor’s fee is fixed or determinable. At the time of each transaction, we assess whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. For product and subscription revenues, if a significant portion of a fee is due after our standard payment terms, which are generally no greater than 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

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

Similarly, management makes estimates of the non-collectibility of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result.

Valuation of long-lived assets, including goodwill and purchased intangibles

Goodwill and purchased intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, workforce, technological know-how, trademarks and goodwill. Intangible assets are amortized over the estimated useful lives ranging from one year to four years on a straight-line basis. Intangible assets acquired subsequent to June 30, 2001 have been accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and have been amortized in accordance with the provisions of SFAS No. 142. For all other intangible assets, Wind River adopted the provisions of SFAS 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment.

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS No. 142. The primary methods used to determine the fair value of goodwill for impairment purposes were the discounted cash flow and market methods. We typically complete this assessment with the assistance of a third-party consultant.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No. 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers.

The impairment charge for goodwill, purchased intangibles and other long-lived assets is assessed based upon estimated discounted cash flows over the remaining useful life of the goodwill, purchased intangibles or long-lived assets using an appropriate discount rate that incorporates our cost of capital and the risk profile of the associated investment. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. These estimates are highly subjective and require significant management judgment as these estimates require us to make assumptions regarding future operating results, which are inherently difficult to predict, particularly in the current business environment. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets not previously recorded. For details about the impairment charges we recorded during fiscal 2004, 2003 and 2002, see “—Results of Operations—Years Ended January 31, 2004, 2003 and 2002—Impairment of Goodwill and Purchased Intangibles” below.

Restructuring charges

In fiscal 2004, 2003 and 2002, restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River. We account for the individual components of our restructuring activities as discussed further below.

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”), SAB 100 “Restructuring and Impairment Charges” (“SAB 100”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). We adopted SFAS No. 146 effective January 1, 2003; therefore, our 2004 restructuring activities were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact our restructuring obligations recognized in connection with our restructuring activities initiated in fiscal 2003 and 2002, as these obligations continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The following is a summary of the accounting principles used to record and measure our 2004, 2003 and 2002 restructuring activities and associated obligations:

2004 Restructuring. The expenses incurred in connection with our 2004 restructuring are comprised entirely of severance and associated employee termination costs related to the reduction of our workforce, which have been accounted for primarily in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; and (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

A small portion of our restructuring costs for fiscal 2004 have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, (“SFAS No. 112”). We have applied SFAS No. 112 to a small number of international employees where we have historically provided substantially the same termination benefits based on local statutory regulations. Accordingly, we record the liability related to these termination costs when we determine that they are both probable and estimable, which is generally when: (i) we approve a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

2003 and 2002 Restructuring. Restructuring obligations incurred prior to the adoption of SFAS No. 146 in fiscal 2003 and 2002 were accounted for and continue to be accounted for in accordance with EITF 94-3, SAB 100 and EITF 88-10. The expenses incurred in connection with our 2003 and 2002 restructurings are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of our workforce; (ii) consolidation of excess facilities; and (iii) impairment costs associated with certain other assets. We accounted for the individual components of the 2003 and 2002 restructurings as follows:

Severance and associated employee termination costs. In accordance with EITF 94-3 and SAB 100, we recorded the liability related to these termination costs when the following conditions had been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us are not associated with, nor do they benefit, continuing activities.

Consolidation of excess facilities. We accounted for the costs associated with the consolidation of excess facilities in accordance with EITF 88-10 and, accordingly, we recorded the costs associated with excess facilities when the related leased property had no substantive future use or benefit to us. Our estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from subleasing certain facilities. The estimated proceeds from subleasing these facilities are based on current comparable rates for leases in the respective markets.

Impairment costs associated with certain other assets. During fiscal 2003, we recorded a charge of $3.5 million related to certain other assets, primarily assets associated with certain products that management decided to discontinue as a result of our restructuring programs.

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

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

Results of Operations for the Years Ended January 31, 2004, 2003 and 2002

Revenues

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing and for sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist of revenues from the licensing under our enterprise licensing model, of our Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Revenues for fiscal 2003, when we introduced our Wind River Platforms, have been reclassified to conform to the current year presentation. For fiscal years prior to fiscal 2003, subscription revenues have been reported as part of product revenues due to their immateriality. We accrue for sales returns and allowances based on our historical experience.

	Years Ended January 31,			Percentage of Total Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
Product revenues	$116,784	$161,297	$238,003	57%	65%	68%
Subscription revenues	19,125	2,602	—	10	1	—
Service revenues	68,210	85,222	113,069	33	34	32

Total revenues, net	$204,119	$249,121	$351,072	100%	100%	100%

Total revenues decreased 18% in fiscal 2004 compared to fiscal 2003 and decreased 29% in fiscal 2003 compared to 2002.

The general decline in our revenues over the last few years is primarily due to lower customer demand for hardware and software products, including revenues from production licenses, which are generally tied to the number of devices deployed by our customers. This lower customer demand is mainly a result of the continuing economic downturn in the high-technology sector, which started during fiscal 2002 and has continued through fiscal 2004. This downturn has affected us both directly, by decreasing our sales, and indirectly, because our products are incorporated into our customers’ products, and as our customers’ sales decline, our production license revenues have declined as well. The general economic downturn has also impacted our service revenues as the lower demand for hardware and software has reduced our customers’ maintenance requirements and decreased the number of projects our customers are undertaking that use our professional services.

Our product and service revenues have also been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted, and will continue to impact, our revenues in the short term as customers transition to the Wind River Platforms, our deferred revenues have increased to $39.1 million at January 31, 2004 from $28.9 million at January 31, 2003, primarily as a result of the transition of business to our Wind River Platforms.

Product Revenues

Product revenues for our products sold under perpetual licenses are comprised of two components: upfront software licensing revenue and production license revenue. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
Software licenses	$58,085	$91,954	$157,525	28%	37%	45%
Production license revenues	58,699	69,343	80,478	29	28	23

Total product revenues	$116,784	$161,297	$238,003	57%	65%	68%

Software licenses declined 37% in fiscal 2004 compared to fiscal 2003 and declined 42% in fiscal 2003 compared to fiscal 2002. Production license revenues declined 15% in fiscal 2004 compared to fiscal 2003 and declined 14% in fiscal 2003 compared to fiscal 2002. Software licenses have decreased as a percentage of revenue in fiscal 2004 compared to fiscal 2003 due to the transition to our Wind River Platforms, which are accounted for as subscription revenues.

During the last three fiscal years, some of our customers, notably those in the networking and communications sectors, have (i) decreased research and development budgets, (ii) sought to increase the value they receive from vendors, including us, (iii) attempted to leverage a more competitive bidding process when spending research and development budgets, and/or (iv) deferred or canceled projects, in whole or in part. As a result of these factors, we believe that some of our customers have undertaken development in-house, selected solutions they perceive to be less expensive or have relied on existing licenses rather than purchasing new products from us. Also the increase in the use of open source software, which is royalty free, has provided our customers with an additional option for selecting development tools, which may be more appealing than our existing royalty-bearing products.

Subscription Revenues. Subscription revenues were $19.1 million in fiscal 2004 compared to $2.6 million in fiscal 2003. Due to their immateriality, subscription revenues in fiscal 2002 were reported as part of product revenues. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under the enterprise license model. Thus, the significant increase in subscription revenues in fiscal 2004 compared to fiscal 2003 resulted from the transition of a number of our customers from our traditional perpetual licensing model to our enterprise license model. We expect that subscription revenues will increase both in absolute dollars and as a percentage of revenue in the future. In the short term, the transition of customers to enterprise license model will affect the level of our overall revenues because we recognize fees under the this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues

	Years Ended January 31,			Percentage of Total Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
Maintenance revenues	$44,980	$51,224	$63,916	22%	20%	18%
Other service revenues	23,230	33,998	49,153	11	14	14

Total service revenues	$68,210	$85,222	$113,069	33%	34%	32%

Maintenance revenues declined 12% in fiscal 2004 compared to fiscal 2003, and declined 20% in fiscal 2003 compared to fiscal 2002. We expect maintenance revenues will continue to decline as our customers’ transition to our Wind River Platforms, which includes maintenance as a part of the subscription fee. Other service revenues declined 32% in fiscal 2004 compared to fiscal 2003 and declined 31% in fiscal 2003 compared to fiscal 2002. In addition to the impact from the general economic environment, other service revenues were also impacted in fiscal 2004 due to a disruption in services backlog arising from a reorganization of our sales force. During fiscal year 2004, we generated $8.0 million in revenue from fixed-price services contracts accounted for under the percentage-of-completion method of accounting.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
North America	$114,527	$145,488	$215,316	56%	58%	61%
EMEA	47,825	56,956	72,235	24	23	21
Japan	27,160	28,418	37,256	13	12	11
Asia Pacific	14,607	18,259	26,265	7	7	7

Total revenues, net	$204,119	$249,121	$351,072	100%	100%	100%

Revenues from international sales decreased by 14% to $89.6 million in fiscal 2004 from $103.6 million in fiscal 2003 and by 24% in fiscal 2003 from $135.8 million in fiscal 2002. The overall decreases were due to a 16% and 21% decrease in revenues from Europe, the Middle East and Africa, or “EMEA”, a 4% and 24% decrease in revenues from Japan, and a 20% and 30% decrease in revenues from Asia Pacific, between fiscal 2004 and 2003 and fiscal 2003 and 2002, respectively. The decrease in international revenues over these periods resulted primarily from the same macroeconomic factors that have impacted our business in North America and have caused our customers to reduce their research and development spending and purchase fewer of our products and services. Additionally, many of our customers are large multinational corporations that have reduced capital spending across all geographic regions. Our international revenues have also been affected as the result of the transition of some of our customers to our Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 44%, 42% and 39% of total revenues in fiscal 2004, 2003 and 2002, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in local currencies.

The economic downturn experienced in the past three years, together with the continued uncertainties surrounding the timing and strength of an economic recovery, continues to make forecasting and financial and strategic planning difficult for us. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business. In addition, as discussed earlier, our continued success is dependant upon our ability to successfully transition customers to our Wind River Platforms and to generate sufficient revenues from our production license-free business model to offset any resultant reduction in production license revenues. For further discussion about factors affecting our revenues see “—Factors That May Affect Future Results” below.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
Product	$9,642	$18,451	$26,059	8%	11%	11%
Subscription	5,333	410	—	28	16	—
Service	36,146	50,499	60,623	53	59	54
Amortization of purchased intangibles	5,482	6,731	8,076	—	—	—

Total cost of revenues	$56,603	$76,091	$94,758

Gross margin	$147,516	$173,030	$256,314
Gross margin percentage	72%	69%	73%

The general decline in overall costs of products and services was due to lower fixed costs such as employee costs, consulting cost and manufacturing and distribution costs arising from our restructuring activities during fiscal 2004, 2003 and 2002 and also due to a reduction in third-party royalty costs as sales volume declined over the last few years. Also cost of product and cost of services have decreased in absolute dollars in fiscal 2004 compared to fiscal 2003, due to the transition to our Wind River Platforms, which are accounted for as cost of subscription.

Cost of Product. Cost of products decreased by 48%, or $8.8 million, in fiscal 2004 compared to fiscal 2003 and by 29%, or $7.6 million, in fiscal 2003 compared to fiscal 2002. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The decline in product-related costs in absolute dollars in fiscal 2004, 2003 and 2002 was primarily due to lower direct production costs as well as lower third-party royalty costs. Direct production costs were $5.8 million, $11.0 million and $13.2 million in fiscal 2004, 2003 and 2002, respectively. Amortization of capitalized software development costs in fiscal 2004, 2003 and 2002 amounted to $381,000, $952,000 and $1.5 million, respectively; and third-party royalty costs for fiscal 2004, 2003 and 2002 were $3.0 million, $5.7 million and $9.9 million, respectively. The decline in product-related costs as a percentage of product revenues in fiscal 2004 compared to fiscal 2003 and 2002 was related to the decline in direct production costs as a percentage of revenues resulting from our restructuring activities undertaken in fiscal 2003 and 2004. Product-related cost of revenues may be affected in the future by the amortization of capitalized software development costs, costs of distribution related to the introduction of new products and by royalty costs for use of third-party software in our products.

Cost of Subscription. Subscription-related costs of revenues consists primarily of subscription-related costs, including salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. The increase in absolute dollars in subscription costs in fiscal 2004 as compared to fiscal 2003 was due to fiscal 2004 being the first full year in which we sold our Wind River Platforms under the enterprise license model. Prior to fiscal 2003, subscription-related costs of revenues were reported primarily as costs of product revenue and service revenue. The increase in cost of subscription revenues as a percentage of subscription revenues in fiscal 2004 was due to the fact that our Wind River Platforms include a higher mixture of services costs which traditionally carry a proportionally lower gross margin. Subscription-related production costs were $1.4 million and $211,000 during fiscal 2004 and 2003, respectively. Subscription-related maintenance and support services costs were $3.4 million and $163,000 during fiscal 2004 and 2003, respectively. Amortization of capitalized software developments costs for fiscal 2004 and 2003 were $179,000 and $36,000, respectively, and third party royalty costs were $331,000 for fiscal 2004. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Cost of services decreased by 28%, or $14.4 million, in fiscal 2004 compared to fiscal 2003 and by 17%, or $10.1 million, in fiscal 2003 compared to fiscal 2002. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The decrease in absolute dollars of service costs in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002, was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs implemented in fiscal 2003 and 2002. We realized overall cost reductions of $9.6 million and $4.7 million in professional service costs relating primarily to internal payroll and external contractor costs, $2.7 million and $2.0 million in training costs, and $2.1 million and

$2.4 million in maintenance costs in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002, respectively. In addition, cost of service revenues decreased as a percentage of services revenue in fiscal 2004 compared to fiscal 2003 and 2002 due in part to the transition to our Wind River Platforms which are accounted for as costs of subscriptions. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in fiscal 2004 compared to fiscal 2003 and in fiscal 2003 compared to fiscal 2002 was due to a lower amortizable base of purchased intangible assets. At January 31, 2004, the net book value of completed technology was $2.0 million, which is expected to be fully amortized in fiscal 2005.

During the year ended January 31, 2004, we reclassified from operating expenses to cost of revenue the amortization of purchased intangibles for the years ended January 31, 2004, 2003 and 2002. The reclassification did not change total net revenues, net loss or net loss per share.

Operating Expenses

The general decline in selling and marketing, product development and engineering and general and administrative costs as shown below, was due in a large part to the restructuring programs we implemented during fiscal 2004, 2003 and 2002, which led to decreased overall costs, primarily payroll related expenses, consulting expenses, general operating expenses, such as travel costs and reduced depreciation expenses arising from reduced capital expenditures.

Selling and Marketing. Selling and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

	2004	Percentage Change	2003	Percentage Change	2002
	(In thousands, except percentages)
Selling and marketing	$84,817	(29)%	$120,150	(22)%	$154,607
As a percentage of total revenues	42%		48%		44%

The decrease in absolute dollars of selling and marketing expenses in fiscal 2004 compared to fiscal 2003 and from fiscal 2003 to fiscal 2002 was attributable to lower sales commission expenses as a result of decreased sales volume in each consecutive fiscal year and from decreased expenditures as a result of the restructuring programs implemented during fiscal 2003 and 2002. Sales commission costs decreased by $6.6 million in fiscal 2004 compared to fiscal 2003 and by $6.5 million in fiscal 2003 compared to fiscal 2002. Salaries and related fringe costs decreased by $10.2 million, travel expenses decreased by $2.9 million, consulting expenses decreased by $2.3 million and rent and utilities decreased by $2.9 million, in fiscal 2004 compared to fiscal 2003. In addition, depreciation expense decreased by $4.2 million due to a lower depreciable base of our short-lived fixed assets in fiscal 2004 compared to fiscal 2003. Salaries and related fringe costs decreased by $11.1 million, travel expenses decreased by $2.7 million, trade show expenses decreased by $2.0 million and rent and utilities decreased by $1.9 million, in fiscal 2003 compared to fiscal 2002. In addition, bad debt expense decreased by $3.4 million in fiscal 2003 compared to fiscal 2002. The higher level of bad debt expense in fiscal 2002 was primarily due to an increase in our exposure from customers who filed for bankruptcy during that year. Although selling and marketing expenses decreased in absolute dollars in fiscal 2003 compared to fiscal 2002, these expenses as a percentage of revenue increased because expenses declined at a lower rate than revenues. We believe selling and marketing expenses in absolute dollars will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	2004	Percentage Change	2003	Percentage Change	2002
	(In thousands, except percentages)
Product development and engineering	$56,673	(23)%	$73,985	(17)%	$88,653
As a percentage of net revenues	28%		30%		25%

The decrease in absolute dollars of product development and engineering expenses in fiscal 2004 compared to fiscal 2003 and fiscal 2003 to fiscal 2002 was primarily due to cost-control measures relating to our restructuring programs implemented in fiscal 2003 and 2002. Salaries and fringe costs decreased by $11.6 million in fiscal 2004 compared to fiscal 2003 and by $7.3 million in fiscal 2003 compared to fiscal 2002. In addition, depreciation expense decreased $2.1 million in fiscal 2004 compared to fiscal 2003 due to a lower depreciable base of our short-lived fixed assets. Although product development and engineering expenses decreased in absolute dollars in fiscal 2003 compared to fiscal 2002, these expenses as a percentage of revenue increased because expenses declined at a lower rate than revenues. We also received $3.5 million in fiscal 2004, and $4.5 million in both fiscal 2003 and 2002, respectively, of third party funded research and development which offset a portion of our gross research and development expenses. We expect the dollars received for funded research and development accounted for as an offset to gross research and development expenses to be reduced significantly in the long-term due to our winding down of these programs. We believe that product development and engineering expenses in absolute dollars will not increase significantly in the short-term. However, we do expect an increase in absolute dollars, in the long-term, as we continue to focus on long-term growth in the areas of research and development.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities related expenses and external fees for professional services, such as legal and accounting.

	2004	Percentage Change	2003	Percentage Change	2002
	(In thousands, except percentages)
General and administrative	$25,816	(23)%	$33,386	(9)%	$36,636
As a percentage of net revenues	13%		13%		10%

The decrease in absolute dollars of general and administrative expenses in fiscal 2004 compared to fiscal 2003 and fiscal 2003 to fiscal 2002 was primarily due to cost-control measures relating to our restructuring programs implemented in fiscal 2004, 2003 and 2002. Due to these restructuring plans, we realized $4.3 million in payroll-related cost reductions in fiscal 2004 compared to fiscal 2003 and $2.0 million in fiscal 2003 compared to fiscal 2002. Our legal and accounting costs were $2.9 million less in fiscal 2004 compared to fiscal 2003, primarily as a result of lower legal costs resulting from our restructuring plans, and from having incurred $800,000 of legal costs in fiscal 2003 relating to an employee litigation matter. Travel costs also decreased by $2.2 million in fiscal 2003 compared to fiscal 2002. The decrease in costs in fiscal 2004 was offset by $1.4 million in stock compensation charges associated with the separation of our former Chief Executive Officer, Thomas St. Dennis. We believe that general and administrative expenses will not increase significantly in the short term. However, we do expect an increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on certain headcount data. Information technology allocated costs include salaries, information technology, project costs, communication costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs includes straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

Amortization of Goodwill and Other Intangibles

	2004	Percentage Change	2003	Percentage Change	2002
	(In thousands, except percentages)
Amortization of goodwill and other intangibles	$1,045	(72)%	$3,728	(95)%	$73,078
As a percentage of net revenues	1%		1%		21%

The decrease in amortization in fiscal 2004 compared to 2003 was due to a lower amortizable base of other intangible assets. The decrease in amortization in fiscal 2003 compared to fiscal 2002 primarily related to the adoption of SFAS No. 142 on February 1, 2002. SFAS No. 142 required that effective for our fiscal 2003, goodwill no longer be amortized, but continue to be evaluated for impairment. During the year ended January 31, 2002, we recorded amortization of goodwill of $65.6 million and amortized $3.1 million of acquired workforce previously classified as purchased intangible assets, under the accounting rules applicable to that period. At January 31, 2004, the net book value of other intangibles was $233,000, which is expected to be fully amortized in fiscal 2005.

Acquisition-Related Reversals. Acquisition-related reversals totaled $367,000, $406,000 and $761,000 in fiscal 2004, 2003 and 2002, respectively. The acquisition-related reversals in fiscal 2004 related to the reversal of fees associated with the consolidation of duplicate international subsidiaries and the reversals in 2003 and 2002 related primarily to leasehold properties from our merger with Integrated Systems. We were able to sublease some properties for longer than we had anticipated and were able to exit other leasehold properties earlier than originally estimated. The reversal in fiscal 2002 was offset in part by $350,000 of in-process research and development write-off associated with an acquisition.

Impairment of Goodwill and Purchased Intangibles

	2004	Percentage Change	2003	Percentage Change	2002
	(In thousands, except percentages)
Impairment of goodwill and purchased intangibles	$1,400	(67)%	$4,253	(98)%	$257,385
As a percentage of net revenues	1%		2%		73%

During the second quarters of fiscal 2004, 2003 and 2002 and during the fourth quarters of fiscal 2003 and 2002, we identified possible impairments of goodwill and certain purchased technologies relating to previous acquisitions. The impairments were based on a change in the long-term strategic plan for these purchased technologies following a deterioration in the business climate and changes in sales and cash flow forecasts.

In anticipation of continued customer spending and as part of our strategic plans, we acquired businesses to complement and extend our product offerings. Since these acquisitions were made, many companies in the high technology and software industries had experienced significant decreases in capital funding and customer spending and, as a result, had curtailed research and development activities. Therefore, revenues associated with these businesses did not meet the original expectations at the time of acquisition.

Accordingly, we compared the undiscounted cash flows associated with such acquired business and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, we recorded aggregate charges of $1.4 million, $4.3 million and $257.4 million during fiscal 2004, 2003 and 2002, respectively. The entire charge for both fiscal 2004 and 2003 related to the impairment of purchased intangible assets; $1.4 million of the charge for fiscal 2002 related to the impairment of purchased intangible assets and $256.0 million of the charge for fiscal 2002 related to the impairment of goodwill. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for the businesses acquired from which goodwill and purchased intangibles arose as follows:

	Impairment Expense For Years Ended January 31,
Acquired Entity	2004	2003	2002
	(In thousands)
Eonic Systems, NV	$—	$2,257	$—
Telenetworks	—	1,996	—
Berkeley Software Design, Inc.	1,400	—	—
Embedded Support Tools Corporation	—	—	167,481
AudeSi Technologies, Inc.	—	—	35,837
Rapid Logic, Inc.	—	—	24,024
ICESoft AS	—	—	15,255
Sofware Development Systems, Inc.	—	—	14,788

	$1,400	$4,253	$257,385

The impairment review of these assets was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and purchased intangibles, using discount rates ranging from 17% to 30% for fiscal 2003 and 17% to 23% for fiscal 2002. No discount rate was applied in fiscal 2004 due to the short-term nature of remaining cash flows. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimate as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2004 and 2003, we had net book values of goodwill of $84.4 million and $84.3 million, respectively, and net book values of purchased intangibles of $2.2 million and $10.1 million, respectively. All identifiable intangible assets, other than goodwill, will continue to be amortized in accordance with SFAS No. 142. See Note 3, “Impairment of Goodwill and Purchased Intangibles” in Notes to the Consolidated Financial Statements.

Restructuring and Other Costs. Restructuring and other costs consist of costs associated with restructuring programs, a settlement with our former chief executive officer and with the settlement of litigation and related remediation efforts.

Restructuring Charges. We recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in fiscal 2004, 2003 and 2002, respectively, which in each case were classified as operating expenses.

In response to market conditions and the decline in our revenues, in fiscal 2004, 2003 and 2002, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretionary spending on items such as consulting and travel. As a result of the headcount reductions, we eliminated an aggregate of 70 employee positions in fiscal 2004, 591 employee positions in fiscal 2003 and 475 employee positions in fiscal 2002, which collectively represented approximately one-half of our employee base as of the beginning of fiscal 2002. Our restructuring programs for fiscal 2003 and 2002 were initiated prior to our adoption of SFAS No. 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Our restructuring programs for fiscal 2004 have been accounted for in accordance with SFAS No. 146 and SFAS No. 112. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Future Results—Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of January 31, 2004, our total restructuring liabilities related to our restructuring plans for fiscal 2004 and 2003 were approximately $2.9 million and there were no remaining restructuring liabilities related to our restructuring plans for fiscal 2002. The following table summarizes our restructuring liabilities as of January 31, 2004, 2003 and 2002:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)

Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)

Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717
Cash payments	(16,000)	(1,462)	(605)	(18,067)
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)

Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851

The worldwide workforce reductions implemented during fiscal 2002 were fully completed in fiscal 2003 and the workforce reductions implemented during fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in fiscal 2004 will be substantially completed by the end of the third quarter of fiscal 2005. Each workforce reduction affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. In addition, we reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 and 2002 restructuring programs. We recorded net workforce reduction charges of approximately $2.2 million, $25.7 million and $20.1 million in fiscal 2004, 2003 and 2002 respectively, relating primarily to severance payments and the continuation of benefits. Equipment disposed of or removed from operations as a result of the workforce reduction resulted in non-cash charges of $206,000 in fiscal 2003 and $765,000 in fiscal 2002 and consisted primarily of computer equipment.

We recorded a net restructuring charge of $3.5 million and $1.5 million during fiscal 2003 and 2002, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for our leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. In the fourth quarter of fiscal 2002, we recorded a reversal of $6.9 million against the original $8.4 million charge recorded in the second quarter of fiscal 2002 after we determined that it would be more efficient and cost-effective if certain of the excess facilities originally provided for continued to be used by Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, we recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. As of January 31, 2003, there were no remaining liabilities relating to excess facilities provided for during the fiscal 2002 restructuring. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2007, unless we successfully negotiate to exit the leases at an earlier date.

During fiscal 2003, we recorded a restructuring charge of $3.5 million for other items primarily relating to research and development activities that management decided to discontinue as a result of our restructuring activities.

Other Charges. During fiscal 2004, we recorded a charge of $766,000 associated with a settlement with our former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a shareholder loan that Mr. St. Dennis held with us. See Note 7, “Management Changes” in Notes to the Consolidated Financial Statements.

During fiscal 2003, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Other Income (Expense)

	Years Ended January 31,			Percentage of Total Revenues, net
	2004	2003	2002	2004	2003	2002
	(In thousands, except percentages)
Interest income	$8,676	$12,228	$16,068	4%	5%	5%
Interest expense	(7,256)	(6,929)	(7,619)	(4)	(3)	(2)
Other income (expense), net	1,251	(11,680)	(7,320)	1	(5)	(3)

Total other income (expense)	$2,671	$(6,381)	$1,129	1%	(3)%	—%

Interest Income. Interest income declined by 29% in fiscal 2004 compared to fiscal 2003 and declined by 24% in fiscal 2003 compared to fiscal 2002. The decrease in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted investments at the end of fiscal 2004 and 2003 were approximately $260.8 million and $284.9 million, respectively.

Interest Expense. Interest expense increased by 5% in fiscal 2004 compared to fiscal 2003 and declined by 9% in fiscal 2003 compared to fiscal 2002. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. Additionally, since the first quarter of fiscal 2004, we have incurred interest of approximately $184,000 each quarter on our loan facility with Wells Fargo, which was the primary cause of the increase in interest expense in fiscal 2004 compared to fiscal 2003. Interest expense declined in fiscal 2003 compared to fiscal 2002 due to the fact that during fiscal 2002 we repurchased and redeemed our convertible subordinated notes which carried a 5% interest rate and replaced them with our current convertible subordinated notes which carry a 3.75% interest rate. See “—Liquidity and Capital Resources” below for further discussion of our convertible subordinated notes and our loan facility.

Other Income (Expense), Net. During fiscal 2004, other income consisted mainly of gains on the sale of investments and technology of $1.0 million. During fiscal 2003, other expense reflected our write-down of certain public and private investments of approximately $4.5 million, costs associated with the termination of our interest rate swap liabilities, which totaled $3.9 million, and a write-down of a receivable and escrow account relating to the disposition of a previously acquired business, which totaled $1.3 million. During fiscal 2002, the net expense was primarily due to the write-down of certain private and publicly traded investments of $11.3 million and a loss on the disposition of a previously acquired business of $1.3 million, offset in part by a realized gain of $1.4 million related to the disposition of the remaining shares of Liberate Technologies, Inc. As a result of the write-downs during fiscal 2003 and 2002, we have no remaining investment book value on our balance sheet relating to private companies as of January 31, 2004 or 2003.

Provision For Income Taxes

Despite incurring net losses in fiscal 2004, 2003 and 2002, we had a tax provision of $2.4 million, $2.0 million and $1.8 million and an effective tax rate of 10.8%, 1.9% and 0.5% in fiscal 2004, 2003 and 2002, respectively. This represents our estimated liability for state and foreign income taxes as well as foreign withholding taxes incurred during the year. In each fiscal year we recorded a valuation allowance based on management’s determination that it is more likely than not that our deferred tax assets as of January 31, 2004, 2003 and 2002 will not be realized due to our ongoing operating losses and the challenging current economic environment.

As of January 31, 2004, deferred tax assets of approximately $19.5 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in-capital.

Post Close Events

After our announcement on February 23, 2004 of our preliminary financial results for the quarter and year ended January 31, 2004, we entered into a settlement agreement with our former Chief Executive Officer, Thomas St. Dennis and resolved a settlement dispute with a vendor. As a result, in accordance with GAAP, the preliminary financial results have been adjusted by an increase to net income of $979,000 to reflect these settlements. See Note 7, “Management Changes” in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

As of January 31, 2004, we had working capital of approximately $25.8 million, and cash, cash equivalents and investments of approximately $214.5 million, which includes $32.3 million of cash and cash equivalents, $19.6 million of short-term investments and $162.7 million of investments with maturities of greater than one year, but excludes restricted investments of $46.3 million associated with our loan facility. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Net cash (used in) provided by operating activities	$(8,612)	$(38,657)	$26,254
Net cash used in investing activities	(35,383)	(50,155)	(12,731)
Net cash provided by (used in) financing activities	43,479	(12,091)	28,485

Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In fiscal 2004, our operating activities used net cash of $8.6 million compared to net cash used of $38.7 million in fiscal 2003 and net cash generated of $26.3 million in fiscal 2002.

Net cash used in operating activities for fiscal 2004 consisted of cash provided by operations of $1.4 million offset by an decrease in cash of $10.1 million arising from changes in assets and liabilities, primarily restructuring costs. During fiscal 2004, we paid $18.1 million relating to our restructuring activities, primarily severance costs. The cash paid for restructuring activities was offset primarily by an increase in deferred revenue of $9.5 million relating primarily to the customer adoption of our Wind River Platforms under the enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms although revenue is recognized ratably over the term of the subscription period, typically one year.

Net cash used in operating activities for fiscal 2003 consisted of cash used by operations of $60.6 million offset by an increase in cash of $21.9 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $18.0 million due primarily to the lower sales volume and to an increased rate of collections compared to fiscal 2002.

Net cash provided by operating activities in fiscal 2002 consisted of a decrease in cash generated from operations of $16.6 million offset by an increase in cash of $42.9 million arising from changes in assets and liabilities, primarily accounts receivable, which decreased by $54.7 million.

Cash from operations includes net loss of $24.6 million, $106.9 million and $375.6 million offset primarily by depreciation and amortization of $19.8 million, $30.5 million and $100.8 million in fiscal 2004, 2003 and 2002, respectively, and impairment of goodwill and purchased intangibles of $1.4 million, $4.3 million and $257.4 million in fiscal 2004, 2003 and 2002, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

In fiscal 2004, our investing activities used net cash of $35.4 million, compared to $50.2 million in fiscal 2003 and $12.7 million in fiscal 2002. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $59.8 million, $6.7 million and $15.1 million in fiscal 2004, 2003, and 2002, respectively, of which $57.4 million in fiscal 2004 represented the purchase price of our headquarters buildings. See “—Commitments” below for further information on the exercise of a purchase option related to these buildings. During fiscal 2004, the net decrease in our restricted investments was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility. Additionally, during fiscal 2002, we used $42.3 million for acquisition-related activities.

In fiscal 2004, our financing activities provided net cash of $43.5 million and used net cash of $12.1 million in fiscal 2003 and provided net cash of $28.5 million in fiscal 2002. During fiscal 2004, the primary source of cash was the $40.0 million that we borrowed under our loan facility and $3.5 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan activity. During fiscal 2003, the primary source of cash from financing activities was $7.6 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan activity, offset by $4.7 million used for the repurchase of common stock and $15.0 million in repayment of a line of credit at our Japanese subsidiary. In June 2002, the Board of Directors approved a program to repurchase up to $30.0 million of our common stock over a two-year period, primarily to manage future dilution from employee incentive plans including option and employee stock purchase plans, as well as potential dilution relating to our convertible bond. During fiscal 2002, the primary source of cash was $150.0 million from the offering of our 3.75% convertible notes, as discussed below, along with proceeds of $19.5 million received from the issuance of common stock from employee stock option exercises and employee stock purchase plan purchases. Cash provided by these sources was partially offset by cash of $141.1 million used to repurchase or redeem the outstanding 5.0% convertible notes as discussed below.

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

In the event of a change in control, the bondholders may require us to purchase our notes at 100% of the principal amount, plus accrued interest; this purchase could be completed in cash, our common stock or common stock of the parent corporation of the acquiring corporation, if publicly traded, or a combination thereof.

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

In January 2003, we notified the lessor of our intent to exercise the purchase options under the synthetic leases. In April 2003, we completed the transactions, terminated the synthetic leases and purchased the buildings for a purchase price of $57.4 million. As a result of our completion of the purchase options, we reflect the buildings as an asset on our balance sheet. Additionally, restricted investments of $60.3 million held under the leases were released. Prior to the exercise of the purchase options, we reflected lease payments as a rental expense in our statement of operations. Having acquired the buildings, we no longer record a lease expense for the buildings and we record depreciation expense for the buildings over their estimated useful lives of 30 years.

In connection with the termination of the synthetic leases, in April 2003, we entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million non-revolving loan commitment and $20.0 million term loan, both of which mature in April 2005. During the quarter ended April 30, 2003, we borrowed $40.0 million of the facility at an interest rate currently equal to 1.84%. Under the terms of the facility, we are holding $46.3 million in marketable securities as restricted investments to secure the performance of our obligations under the facility. We may prepay the loan facility at any time. See Note 8, “Convertible Subordinated Notes and Other Borrowings” in Notes to Consolidated Financial Statements for further information regarding the loan facility. The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

Contractual Obligations

As of January 31, 2004, our future financial commitments, including interest payments, are as set forth in the table below:

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Convertible subordinated debt (1)	$166,875	$5,625	$161,250	$—	$—
Long-term debt (2)	40,792	661	40,131
Operating leases (3)	24,513	9,752	6,302	2,200	6,259

	$232,180	$16,038	$207,683	$2,200	$6,259

(1)	Consists of $150.0 million 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.
(2)	Consists of loan facility due 2005. See “—Commitments” above.
(3)	Minimum future sublease income to be received under noncancelable subleases is approximately $2.1 million.

We had no material planned capital commitments as of January 31, 2004. Subsequent to January 31, 2004, however, we made a decision to implement the next version of our Enterprise Resource Planning system and have committed expenditures of $616,000 for software licenses, $274,000 for hardware costs and $2.0 million in implementation costs associated with this project. These costs are expected to be incurred primarily during the first half of fiscal 2005. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. During fiscal 2004 our corporate credit rating was downgraded by Standard & Poors from B+ to B. Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As of January 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective for us in the first interim period ending April 30, 2004. We are currently assessing the impact of adopting FIN 46 for pre-existing entities created or acquired prior to February 1, 2003 but do not expect it will have a material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which emends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

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

In late fiscal 2003, we introduced our Wind River Platforms, which are licensed under a new enterprise licensing model, that includes a new type of licensing arrangement, and cannot be sure that the new model will be successful.

In November 2002, we introduced our Wind River Platforms, which are licensed under a new enterprise license model that includes subscription licenses rather than our traditional perpetual licenses. We are still in the process of transitioning customers to our Wind River Platforms and it is possible that our enterprise license model will not be successful. There is a risk that we will not be able to continue our rate of transitioning customers or that those customers who have not already transitioned may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the continued transition to the enterprise license model could cause us to incur unanticipated administrative and other costs. In any such event, our revenue and earnings for a quarter could be below our expectations.

Although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the term. In addition, there is a risk that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses under our traditional perpetual licensing model. Also, because the Wind River Platforms include limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenues.

The strategy for our Wind River Platforms is to seek enterprise-wide adoption in contrast to our traditional perpetual model which were sold at the specific project level. As a result, instead of dealing primarily with the engineer leading and making decisions for individual projects, we are now focused on more strategic decision makers, which leads to longer sales lead times and, ultimately, more complex and time consuming negotiations. If we do not successfully educate our current and potential customers of the value associated with the Wind River Platforms or are unable to negotiate and close such transactions, our revenues and results of operations may be adversely affected.

The transition to the new enterprise license model has impacted the timing of our reported revenues.

The transition to the new model has impacted the timing of our reported revenues. Under the enterprise license model revenue is recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a Wind River Platform will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenue has been affected by the adoption of the enterprise license model for our Wind River Platforms. The impact on near-term and deferred revenue will continue to depend on the rate at which customers transition from our perpetual model to our enterprise license model. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenue, as well as an increase in deferred revenue.

We have recently announced an option for our Wind River Platform customers that eliminates production license fees, which, if adopted by our customers, could adversely impact our revenues.

Our Wind River Platforms, as well as our stand-alone operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we traditionally received production license fees for each copy of our software products embedded in the customers’ products. In response to market demand, we recently introduced a production license-free option in which qualifying customers may elect to pay a larger upfront fee in lieu of paying production license fees. Production license fees have traditionally been a significant portion of our revenue, representing 29% and 28% of our total revenues in fiscal 2004 and 2003, respectively. We cannot be certain that the upfront fees will be sufficient to offset the loss of production license fee revenue. If that were to occur, our revenues and earnings would likely decline. Additionally, customers may not accept this alternative and may choose to purchase products from our competitors or use royalty-free software instead of purchasing our products under either a production license agreement or under the new option, either of which would have an adverse impact on our revenues and earnings.

Because a significant portion of our revenue continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our revenues from production licenses declined 15%, during fiscal 2004, as compared to fiscal 2003, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have recently adopted an open source strategy that may not be successful or may expose us to additional risks.

Beginning in late fiscal 2004, we adopted a strategy to address the open source market. See Part I, Item 1, “Business—Products and Services—Open Source Strategy” for further information about this strategy. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable; very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Additionally, Linux has been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing our products. We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our products are developed and licensed are not enforceable. Additionally, uncertainty concerning SCO Group’s allegations, regardless of their merit, could adversely affect sales of our Linux-based products. Finally, as a result of concerns about the SCO Group lawsuit and open source generally, we may be forced by our customers to adopt additional indemnification or otherwise protect them from potential threats by SCO Group or other companies. In any such event, our financial condition and results of operations may be adversely affected.

The economic downturn over the last three fiscal years has adversely affected, and may continue to adversely affect, our earnings and revenues. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.

The general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002 has adversely impacted our revenues and earnings. This downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to these downturns. Our total revenues decreased 18% in fiscal 2004 compared to fiscal 2003 and decreased 29% in fiscal 2003 compared to fiscal 2002. We cannot be sure that our financial condition and results of operations won’t continue to be affected adversely by the continuing poor economic conditions.

The economic downturn experienced in the past three years, together with the uncertainties surrounding the timing and strength of any economic recovery, makes forecasting and financial and strategic planning more difficult than usual. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business.

Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.

In each of fiscal 2002, 2003 and 2004, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,136 employee positions in fiscal 2004, 2003 and 2002. We also recorded net restructuring charges of $2.2 million, $32.7 and $21.7 million in fiscal 2004, 2003 and 2002, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

•	acceptance by our customers of our Wind River Platforms;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenue;

•	the mix of our revenues as between sales of products and lower-margin sales of services;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

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

As of January 31, 2004, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $40.0 million in other long-term debt. As of January 31, 2004, we had cash and cash equivalents of $32.3 million, short-term investments of $19.6 million, investments with maturities of greater than one year of $162.7 million and restricted investments of $46.3 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Similarly, our loan facility agreement contains customary events of default, including a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. Under the terms of our convertible subordinated notes and our loan facility, if an event of default were to occur for the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

We face intense competition in the device software industry, which could decrease demand for our products or cause us to reduce our prices.

The device software industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop device systems in-house, it is difficult to assess the impact of competition on our business and our related share of the markets that we operate in. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

Our primary competition comes from internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system. We also compete with independent software vendors and, to a limited extent, with open-source vendors. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

If our strategic relationships are not successful, our product offerings, distribution and/or revenues may be adversely impacted.

We have many strategic relationships with semiconductor companies and customers. These strategic relationships are complex because some of the companies that are our strategic partners in certain business areas are also our competitors in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open-source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and maintaining these strategic relationships, our business may be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and revenues may be adversely impacted.

In addition, a key component of our open source strategy is our partnership with Red Hat. If this partnership is not successful it may adversely affect our open source strategy, which in turn could have a negative impact on our financial condition and results of operations.

If we do not continue to address new and rapidly changing markets and increasingly complex technologies successfully and deliver our products on a timely basis, our revenues and operating results will decline.

The DSO market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, sales of our products could decline.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time.

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $56.7 million, or 28% of total revenues, for the fiscal year ended January 31, 2004 compared to $74.0 million, or 30% of total revenues, for the fiscal year ended January 31, 2003. If we are required to undertake extensive capital outlays to address changes in the device market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2004, revenues from international sales were $89.6 million, or 44% of total revenue, as compared to $103.6 million, or 42%, of total revenue for fiscal 2003. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

•	the imposition of governmental controls and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	differences in business cultures and sales cycles;

•	differences in operation and sales support expenses;

•	unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

•	greater difficulty in accounts receivable collection;

•	restrictions on repatriation of earnings;

•	exposure to adverse movements in foreign currency exchange rates;

•	the burdens of complying with a variety of foreign laws;

•	difficulties in staffing and managing foreign subsidiaries and branch operations;

•	the costs and risks of operating in countries experiencing geopolitical conflict and/or terrorism;

•	the effect of our adoption of global pricing models;

•	difficulties in integrating products and operations from foreign acquisitions;

•	the impact of local health and political crises that prohibit or severely limit travel or other interaction with a local economic market;

•	exposure to local economic slowdowns; and

•	the need to guarantee credit instruments extended to support foreign operations.

Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross margins and net operating results.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2003 our stock had a high sales price of $18.35 and a low sales price of $2.03 and, during fiscal 2004, our stock had a high sales price of $9.70 and a low sales price of $2.71. In past fiscal quarters, we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

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

We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2004 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of January 31, 2004, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,900,000	3,800,000	467,400,000
Rate:	1.8347	1.2683	106.1300
USD Equivalent:	$5,320,630	$4,819,540	$4,404,033
Maturity Date:	2/12/04	2/12/04	2/12/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of January 31, 2004, the fair value of the above contracts was not significant.

Equity Price Risk

We own 338,652 shares of common stock of e-Sim Ltd. (“e-Sim”) that was purchased prior to e-Sim’s public offering in July 1998 at $6.35 per share; with a current cost basis, net of impairment charges, of $0.14 per share. On January 31, 2004, the closing price of e-Sim’s stock was $0.84 per share. At the end of fiscal year 2003, we owned 90,909 shares of common stock of Tvia, Inc. (“Tvia”) that was purchased prior to Tvia’s public offering in August 2000 at $11.00 per share with a current cost basis, net of impairment charges, of $0.61 per share. On January 31, 2004, the closing price of Tvia’s stock was $2.48 per share. During fiscal year 2004 we sold 65,909 shares of Tvia common stock and realized a $130,000 gain on the sale of this investment. At the end of fiscal year 2003 we owned 400,000 shares of common stock of Insignia Solutions, Ltd. (“Insignia”) purchased in February 2001 at a cost of $5.00 per share; net of impairment, the basis for book purposes of the stock was

$0.63. On January 31, 2004, the closing price of Insignia was $2.97 per share. During fiscal year 2004 we sold 228,000 shares of Insignia common stock and realized a $288,000 gain on the sale of this investment.

We value our publicly held investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of January 31, 2004 at their aggregate market value of approximately $857,000. We recorded an impairment charge on these publicly held investments of $467,000 and $4.4 million in fiscal 2003 and 2002, respectively. The impairment charge represented the amount of other-than-temporary decline as of the date of impairment.

We also have certain other minority investments in private companies. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. We recorded an impairment loss of $4.0 million and $6.9 million during fiscal 2003 and 2002 respectively, related to these investments. As a result of these write-downs, we had no remaining investment book value on our balance sheet relating to private companies as of January 31, 2003 and 2004. These investments had previously been included as a component of other long-term assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 83.

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF WIND RIVER SYSTEMS, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the financial statements, effective February 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 9, 2004

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Revenues, net:
Product	$116,784	$161,297	$238,003
Subscription	19,125	2,602	—
Service	68,210	85,222	113,069

Total revenues, net	204,119	249,121	351,072

Cost of revenues:
Product	9,642	18,451	26,059
Subscription	5,333	410	—
Service	36,146	50,499	60,623
Amortization of purchased intangibles	5,482	6,731	8,076

Total cost of revenues	56,603	76,091	94,758

Gross profit	147,516	173,030	256,314

Operating expenses:
Selling and marketing	84,817	120,150	154,607
Product development and engineering	56,673	73,985	88,653
General and administrative	25,816	33,386	36,636
Amortization of goodwill and other intangibles	1,045	3,728	73,078
Acquisition-related reversals	(367)	(406)	(761)
Impairment of goodwill and purchased intangibles	1,400	4,253	257,385
Restructuring and other costs	2,967	36,410	21,668

Total operating expenses	172,351	271,506	631,266

Loss from operations	(24,835)	(98,476)	(374,952)

Other income (expense):
Interest income	8,676	12,228	16,068
Interest expense	(7,256)	(6,929)	(7,619)
Other income (expense), net	1,251	(11,680)	(7,320)

Total other income (expense)	2,671	(6,381)	1,129

Loss before provision for income taxes	(22,164)	(104,857)	(373,823)
Provision for income taxes	2,400	2,007	1,811

Net loss	$(24,564)	$(106,864)	$(375,634)

Basic and diluted net loss per share	$(0.31)	$(1.35)	$(4.84)

Shares used in basic and diluted per share calculation	80,056	79,035	77,544

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$32,254	$31,938
Short-term investments	19,580	31,110
Accounts receivable, net of allowances of $4,798 and $6,908	43,153	42,129
Prepaid and other current assets	10,301	11,763

Total current assets	105,288	116,940

Investments	162,661	161,575
Property and equipment, net	92,388	45,618
Goodwill	84,428	84,253
Other intangibles, net	2,184	10,123
Other assets	9,271	11,645
Restricted investments	46,332	60,300

Total assets	$502,552	$490,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,744	$2,063
Accrued liabilities	15,721	19,230
Accrued restructuring costs	2,851	18,717
Accrued compensation	16,533	15,264
Income taxes payable	2,559	4,392
Deferred revenues	39,128	28,863

Total current liabilities	79,536	88,529

Convertible subordinated debt	150,000	150,000
Other long-term debt	40,000	—

Total liabilities	269,536	238,529

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, par value $.001, 325,000 authorized; 82,743 and 81,775 shares issued as of January 31, 2004 and 2003, respectively; 80,807 and 79,539 shares outstanding as of January 31, 2004 and 2003, respectively	83	82
Additional paid-in-capital	753,257	747,642
Loan to stockholder	(1,872)	(2,006)
Treasury stock, 1,936 and 2,236 shares at cost as of January 31, 2004 and 2003, respectively	(32,860)	(34,185)
Accumulated other comprehensive income (loss)	(468)	644
Accumulated deficit	(485,124)	(460,252)

Total stockholders’ equity	233,016	251,925

Total liabilities and stockholders’ equity	$502,552	$490,454

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,564)	$(106,864)	$(375,634)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Provision for doubtful accounts, write-offs and sales returns	496	979	1,688
Depreciation and amortization	19,821	30,501	100,845
Non-cash restructuring charge (reversal)	2,201	2,680	(6,647)
Non-cash charge for acquisition	(367)	(406)	(761)
Non-cash compensation, including 401(k) match and stock compensation	3,154	2,455	2,942
Provision for settlement of loan and related accrued interest on loans to stockholder	134	—	—
Impairment of capitalized internal use software	—	—	1,204
Interest on loan to stockholder	—	(113)	(106)
Impairment of goodwill and purchased intangibles	1,400	4,253	257,385
Loss (gain) on dispositions of previously acquired businesses	(834)	1,466	1,341
Realized gain from bond repurchase	—	—	(404)
Impairment of private and publicly traded investments	—	4,467	11,270
Acquired in-process research and development	—	—	350
Deferred income taxes	—	—	(10,105)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(491)	18,001	54,733
Accounts payable	609	(5,128)	(8,786)
Accrued restructuring costs	(18,067)	13,507	11,644
Accrued liabilities	(3,636)	995	(8,579)
Accrued compensation	429	(2,311)	(9,436)
Income taxes payable	(1,833)	(3,970)	(17)
Deferred revenues	9,534	(5,793)	(18,965)
Other assets and liabilities	3,402	6,624	22,292

Net cash provided by (used in) operating activities	(8,612)	(38,657)	26,254

Cash flows from investing activities:
Acquisition of property and equipment	(59,771)	(6,694)	(15,085)
Capitalized software development costs	—	(969)	(852)
Purchase of investments	(175,322)	(256,820)	(282,561)
Sales of investments	92,927	143,961	242,000
Maturities of investments	91,960	70,345	88,092
Acquisitions, net of cash	(175)	22	(42,343)
Net reduction (increase) in restricted investments	14,164	—	(1,982)
Sale of technology	834	—	—

Net cash used in investing activities	(35,383)	(50,155)	(12,731)

Cash flows from financing activities:
Issuance of common stock, net	3,479	7,594	19,499
Repurchase and redemption of 5% of convertible bonds	—	—	(141,144)
Issuance of 3.75% convertible bonds	—	—	150,000
Acquisition of treasury stock	—	(4,697)	—
Borrowings from loan facility	40,000	—	—
Borrowings (repayment) of line of credit	—	(14,988)	130

Net cash provided by (used in) financing activities	43,479	(12,091)	28,485

Effect of exchange rate changes on cash and cash equivalents	832	1,774	(2,119)
Fiscal year synchronization of subsidiaries	—	—	(1,253)

Net increase (decrease) in cash and cash equivalents	316	(99,129)	38,636
Cash and cash equivalents at beginning of period	31,938	131,067	92,431

Cash and cash equivalents at end of period	$32,254	$31,938	$131,067

Supplemental cash flow information:
Cash paid for interest	$7,233	$7,007	$6,822
Cash paid for income taxes	$3,912	$1,750	$2,100

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid in Capital	Loan to Stockholder	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at January 31, 2001	77,866	$78	$715,156	$(1,787)	(1,277)	$(29,488)	$(711)	$23,499	$706,747
Fiscal year synchronization of subsidiaries	—	—	—	—	—	—	—	(1,253)	(1,253)
Net loss	—	—	—	—	—	—	—	(375,634)	(375,634)
Unrealized gain on investments	—	—	—	—	—	—	1,007	—	1,007
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	(2,557)	—	(2,557)
Currency translation adjustments	—	—	—	—	—	—	(2,504)	—	(2,504)

Comprehensive loss	—	—	—	—	—	—	(4,054)		(379,688)

Common stock issued upon exercise of stock options	1,291	1	11,385	—	—	—	—	—	11,386
Common stock issued under stock purchase plan	561	1	8,112	—	—	—	—	—	8,113
Common stock issued for 401(k) match	145	—	2,691	—	—	—	—	—	2,691
Compensation charge relating to stock options	—	—	251	—	—	—	—	—	251
Accrued interest on loans to stockholder	—	—		(106)	—	—	—	—	(106)

Balance at January 31, 2002	79,863	80	737,595	(1,893)	(1,277)	(29,488)	(4,765)	(353,388)	348,141
Net loss	—	—	—	—	—	—	—	(106,864)	(106,864)
Unrealized gain on investments	—	—	—	—	—	—	1,078	—	1,078
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	2,557	—	2,557
Currency translation adjustments	—	—	—	—	—	—	1,774	—	1,774

Comprehensive income (loss)	—	—	—	—	—	—	5,409		(101,455)

Common stock issued upon exercise of stock options	577	1	3,936	—	—	—	—	—	3,937
Common stock issued under stock purchase plan	926	1	3,656	—	—	—	—	—	3,657
Common stock issued for 401(k) match	409	—	2,455	—	—	—	—	—	2,455
Common stock repurchases	—	—	—	—	(959)	(4,697)	—	—	(4,697)
Accrued interest on loans to stockholder	—	—	—	(113)	—	—	—	—	(113)

Balance at January 31, 2003	81,775	82	747,642	(2,006)	(2,236)	(34,185)	644	(460,252)	251,925

Net loss	—	—	—	—	—	—	—	(24,564)	(24,564)
Unrealized loss on investments	—	—	—	—	—	—	(683)	—	(683)
Currency translation adjustments	—	—	—	—	—	—	(429)	—	(429)

Comprehensive loss	—	—	—	—	—	—	(1,112)	—	(25,676)

Common stock issued upon exercise of stock options	353	—	1,697	—	—	—	—	—	1,697
Common stock issued under stock purchase plan	237	—	1,782	—	—	—	—	—	1,782
Stock purchase plan reload from treasury stock	—	—	(1,017)	—	300	1,325		(308)	—
Common stock issued for 401(k) match	378	1	1,809	—	—	—	—	—	1,810
Compensation charge relating to stock options	—	—	1,384	—	—	—	—	—	1,384
Provision for settlement of loan and related accrued interest on loans to stockholder	—	—	(40)	134	—	—	—	—	94

Balance at January 31, 2004	82,743	$83	$753,257	$(1,872)	(1,936)	$(32,860)	$(468)	$(485,124)	$233,016

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Wind River is a global leader in device software optimization, or DSO. Wind River software is used to optimize the development and functionality of devices as diverse as digital imaging products, auto braking systems, Internet routers, jet fighter control panels and factory automation machines. Wind River products and professional services are used in multiple markets including aerospace and defense, automotive, digital consumer, industrial, and network infrastructure, and help customers to enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Wind River has a reporting year ending January 31 while through December 31, 2001, its international subsidiaries had a reporting year ending December 31. Effective January 31, 2002, all of Wind River’s overseas subsidiaries changed their reporting year-end from December 31 to January 31. For the quarter ended January 31, 2002, a loss of $1.3 million recorded by the affected subsidiaries during the period between January 1, 2002 and January 31, 2002, has been recognized as a cumulative adjustment to accumulated deficit. The Consolidated Financial Statements for fiscal 2004, 2003 and 2002 include the international subsidiaries financial position as of January 31, 2004, January 31, 2003 and January 31, 2002, respectively, and include the international subsidiaries statements of operations for the year ended January 31, 2004, January 31, 2003 and December 31, 2001, respectively.

Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase. Certain amounts have been reclassified to conform to the current years’ presentation. See also “—Revenue Recognition” below.

During the year ended January 31, 2004, Wind River reclassified from operating expenses to cost of revenue the amortization of purchased intangibles for the years ended January 31, 2004, 2003 and 2002. The reclassification did not change total revenue, net loss or net loss per share.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, deferred and income taxes, percentage of completion accounting, accrued compensation and the outcome of litigation and other contingencies. Actual results could differ from those estimates and could affect future operating results.

Cash, Cash Equivalents and Investments. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the securities as of the balance sheet date. Investments with remaining maturities greater than three months and less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market funds, municipal bonds, U.S. government and agency obligations, corporate bonds and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity until disposition or when an other than temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense. See also “—Restricted Investments” below.

Other Assets. Current assets include inventory, prepaid expenses, and investment interest. Other long-term assets include security deposits, prepaid expenses, capitalized software and bond issuance costs.

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

In recent years, Wind River has been affected by the current economic downturn resulting in net losses and reduced operating cash flows. Accordingly, Wind River has undertaken a number of restructuring plans to match costs with revenues. Wind River has also reduced consulting costs, discretionary spending and other general operating costs and has closed or consolidated excess operating facilities.

Wind River’s accounts receivable results primarily from software sales to a broad customer base both domestically and internationally and are typically unsecured. As noted below under “Revenue Recognition”, Wind River performs on-going credit evaluations of its customers’ financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses. Additions to the allowance for doubtful accounts were approximately $652,000, $964,000 and $4.4 million for the years ended January 31, 2004, 2003 and 2002, respectively. Charges against the allowance were approximately $2.6 million for the year ended January 31, 2004 and approximately $1.9 million for both the years ended January 31, 2003 and 2002.

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2004, 2003 or 2002. Revenues from sales to customers outside of North America represented approximately 44%, 42% and 39% of total revenue in fiscal 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments. For certain of Wind River’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts approximate fair value due to their short maturities. The fair value of the convertible subordinated notes, public company investments and forward foreign exchange contracts are based on quoted market prices.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for software and computer equipment, four to ten years for furniture and equipment and 25 to 30 years for buildings. Leasehold improvements are amortized over the term of the related lease or useful economic life, which ever is shorter. Gains and losses on disposals are included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

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

Software Development Costs. Wind River accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is ready for production. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues. Research and development expenditures are charged to product development and engineering in the period incurred. The amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2004, 2003 and 2002 were $561,000, $988,000, and $1.5 million, respectively. As of January 31, 2004, 2003 and 2002, Wind River had capitalized software costs with a net book value of $285,000, $846,000 and $1.1 million, respectively.

Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, workforce, technological know-how, trademarks and goodwill. Intangible assets are amortized over the estimated useful lives ranging from one year to four years on a straight-line basis. Intangible assets acquired subsequent to June 30, 2001 have been accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” and have been amortized in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For all other intangible assets, Wind River adopted the provisions of SFAS No. 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment. Wind River performs its annual impairment assessment of goodwill during its second fiscal quarter.

Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. See Note 3, “Impairment of Goodwill and Purchased Intangibles.”

Restricted Investments. As of January 31, 2004, restricted investments consisted of investments held as collateral under Wind River’s loan facility. See Note 8, “Convertible Subordinated Notes and Other Borrowings.” As of January 31, 2003, restricted investments consisted of the investments held as collateral under the synthetic leases for the Wind River headquarters buildings in Alameda, California. See Note 14, “Commitments and Contingencies.”

Derivative Financial Instruments. In the first quarter of fiscal 2002, Wind River adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

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

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2004, Wind River had outstanding forward contracts with notional amounts of $14.5 million. The fair value of these contracts as of January 31, 2004 was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Revenue Recognition. Wind River recognizes revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing and for sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist of revenues from the licensing under the enterprise licensing model, of Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Revenues for fiscal 2003, when Wind River introduced the Wind River Platforms, have been reclassified to conform to the current year presentation. For fiscal years prior to fiscal 2003, subscription revenues have been reported as part of product revenues due to their immateriality. Agreements generally do not allow the right of return or sales price adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”); and Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” (“SAB 104”). Wind River recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

Persuasive evidence of an arrangement exists. It is Wind River’s customary practice to have non-cancelable contracts and a customer purchase order prior to recognizing revenue on an arrangement.

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

Wind River recognizes revenues from time-based licenses and subscription-based licenses ratably over the term of the agreement.

Enterprise license model arrangements require the delivery of unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, Wind River recognizes fees from its enterprise license model subscriptions ratably over the term of the subscription license agreement.

Sales to distributors, original equipment manufacturers, system integrators and value-added resellers are recognized either at the time the risks of ownership have transferred or upon receipt of production reports related to the sale of product to an end-user, depending on Wind River’s historical experience with these customers.

Professional service revenues are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of Wind River’s software products. Revenue from these services is recognized separately from the license fee because the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

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

Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, typically, 12 months. Service revenues from training and consulting are recognized when the services are provided.

The vendor’s fee is fixed or determinable. At the time of each transaction, Wind River assesses whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. For product and subscription revenues, if any portion of a fee is due after Wind River’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standard payment terms, which are generally no greater than 90 days from invoice date, Wind River accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

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

Funded Research and Development. Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $3.5 million in fiscal 2004 and $4.5 million in both fiscal 2003 and 2002.

Restructuring charges. In fiscal 2004, 2003 and 2002, restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River and costs associated with the settlement of litigation and related remediation efforts. In addition, Wind River accounts for the individual components of the restructuring activities as discussed further below.

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”), SAB 100 “Restructuring and Impairment Charges” (“SAB 100”) and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Wind River adopted SFAS No. 146 effective January 1, 2003; therefore, its 2004 restructuring activities were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact Wind River’s restructuring obligations recognized in connection with its restructuring activities initiated in fiscal 2003 and 2002, as these obligations continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The following is a summary of the accounting principles used to record and measure Wind River’s 2004, 2003 and 2002 restructuring activities and associated obligations:

2004 Restructuring

The expenses incurred in connection with Wind River’s 2004 restructuring are comprised entirely of severance and associated employee termination costs related to the reduction of its workforce, which have been accounted for primarily in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; and (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A small portion of Wind River’s restructuring costs for fiscal 2004 have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, (“SFAS No. 112”). Wind River applied SFAS No. 112 to a small number of international employees where it has historically provided substantially the same termination benefits based on local statutory regulations. Accordingly, Wind River records the liability related to these termination costs when it determines that they are both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits Wind River to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

2003 and 2002 Restructuring

Restructuring obligations incurred prior to the adoption of SFAS No. 146 in fiscal 2003 and 2002 were accounted for and continue to be accounted for in accordance with EITF 94-3, SAB 100 and EITF 88-10. The expenses incurred in connection with Wind River’s 2003 and 2002 restructurings are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of its workforce; (ii) consolidation of excess facilities; and (iii) impairment costs associated with certain other assets. Wind River accounts for the individual components of the 2003 and 2002 restructurings as follows:

Severance and associated employee termination costs. In accordance with EITF 94-3 and SAB 100, Wind River recorded the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits Wind River to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by Wind River are not associated with, nor do they benefit, continuing activities.

Consolidation of excess facilities. Wind River accounted for the costs associated with the consolidation of excess facilities in accordance with EITF 88-10, and accordingly, it recorded the costs associated with excess facilities when the related leased property had no substantive future use or benefit to Wind River. Wind River’s estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from subleasing certain facilities. The estimated proceeds from subleasing these facilities are based on current comparable rates for leases in the respective markets.

Impairment costs associated with certain other assets. During fiscal 2003, Wind River recorded a charge of $3.5 million related to certain other assets, primarily assets associated with certain products that management decided to discontinue as a result of its restructuring programs.

Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

Merger Costs. On February 15, 2000, Wind River completed its acquisition of Integrated Systems, Inc. in a stock-for-stock merger transaction accounted for as a pooling of interests. Wind River and Integrated Systems incurred approximately $25.2 million of costs associated with the merger. In fiscal 2004, 2003 and 2002, $367,000, $406,000 and $761,000, respectively, of previously accrued excess facility costs and fees associated with the consolidation of duplicate international subsidiaries were reversed due to Wind River’s ability to exit leases earlier than anticipated or consolidate subsidiaries for less than anticipated. As of January 31, 2004, acquisition accruals totaled $59,000 and related to one facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (‘SFAS No. 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, as amended by SFAS No. 148, permits companies to measure the compensation costs of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS No. 123 and SFAS No. 148, Wind River applies the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provide pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the fiscal years 2004, 2003, and 2002, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Wind River accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Wind River uses the Black-Scholes option-pricing model to value options granted to non-employees.

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended January 31, 2004, 2003 and 2002:

	Years Ended January 31,
	2004	2003	2002
Risk free interest rates	3.24%	3.06%	4.53%
Expected volatility	83.8%	104.8%	74.5%
Expected option life (in years)	4.7	5.0	5.2
Expected dividends	—	—	—

The weighted average fair value per share of options granted in fiscal years 2004, 2003 and 2002 was $4.23, $4.35, and $9.61, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (“Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases in fiscal years 2004, 2003 and 2002:

	Years Ended January 31,
	2004	2003	2002
Risk free interest rates	.95%	1.77%	3.61%
Expected volatility	69.7%	101.2%	76.9%
Expected option life (in years)	0.5	0.5	0.5
Expected dividends	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123, Wind River’s net loss and net loss per share would have been:

	Years Ending January 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net loss:
As reported	$(24,564)	$(106,864)	$(375,634)
Add: Stock-based compensation expense included in net loss, net of tax	1,384	—	251
Less: Stock-based compensation expense determined under fair-value-based method for all awards	27,032	56,366	68,770

Pro forma net loss	$(50,212)	$(163,230)	$(444,153)

Basic and diluted net loss per share:
As reported	$(0.31)	$(1.35)	$(4.84)
Pro forma	$(0.63)	$(2.07)	$(5.73)

The pro forma amounts include compensation expense related to fiscal 2004, 2003 and 2002 stock option grants and purchases of common stock under the Purchase Plan only. The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share in fiscal 2004, 2003 and 2002 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years.

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

Net Income (Loss) Per Share. Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated notes (using the if-converted method). Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive. See Note 10, “Net Loss Per Share Computation.”

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss), for Wind River, results from foreign currency translation adjustments, mark-to-market adjustments or interest rate swaps and unrealized gains and losses on available-for-sale securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are effective for Wind River’s in the first interim period ending April 30, 2004. Wind River is currently assessing the impact of adopting FIN 46 for pre-existing entities created or acquired prior to February 1, 2003 but does not expect it will have a material impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which emends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Wind River’s financial position, cash flows or results of operations.

NOTE 3: IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLES

Impairment of Goodwill and Purchased Intangibles

The table below sets forth the amortization expense, foreign currency translation and other adjustments for the cumulative period from the date of acquisition through January 31, 2004 and the net book value of goodwill and purchased intangibles as of January 31, 2004 for certain acquisitions completed during fiscal years ended January 31, 2002, 2001 and 2000:

	Goodwill	Purchased Technologies	Trademarks and Other Intangibles	Total
	(In thousands)
Total at acquisition	$503,118	$35,900	$15,177	$554,195
Additions	175	—	—	175
Dispositions	(3,277)	(468)	—	(3,745)
Impairments	(255,968)	(7,070)	—	(263,038)
Accumulated Amortization	(159,620)	(26,411)	(14,944)	(200,975)

Net book value as of January 31, 2004	$84,428	$1,951	$233	$86,612

During the second quarters of both fiscal 2004, 2003 and 2002 and during the fourth quarters of fiscal 2003 and 2002, Wind River identified possible impairments of goodwill and of certain purchased technologies relating to previous acquisitions. The impairments were based on a deterioration in the business climate and subsequent reductions in the revenues and cash flow forecasts associated with these acquisitions together with a change in the long-term strategic plans for these purchased technologies. Accordingly, Wind River compared the undiscounted cash flows associated with such acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded aggregate charges of $1.4 million, $4.3 million and $257.4 million during fiscal 2004, 2003 and 2002, respectively. The entire charge for fiscal 2004 and 2003 and $1.4 million of the charge for fiscal 2002 related to the impairment of purchased technologies; $256.0 million of the charge in fiscal 2002 related to the impairment of goodwill. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for goodwill and purchased technologies, as follows:

	Impairment Expense For Years Ended January 31,
	2004	2003	2002
	(In thousands)
Eonic Systems, NV	$—	$2,257	$—
Telenetworks	—	1,996	—
Berkeley Software Design, Inc.	1,400	—	—
Embedded Support Tools Corporation	—	—	167,481
AudeSi Technologies Inc.	—	—	35,837
Rapid Logic, Inc.	—	—	24,024
ICESoft AS	—	—	15,255
Sofware Development Systems, Inc.	—	—	14,788

	$1,400	$4,253	$257,385

The impairment review of those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and purchased intangibles using discount rates ranging from 17% to 30% and 17% to 23% for fiscal 2003 and 2002, respectively. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River’s best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition. As of January 31, 2004 and 2003, Wind River had net book values of goodwill and purchased intangible assets of approximately $86.6 million and $94.4 million, respectively. Accumulated amortization for intangibles as of January 31, 2004 and 2003 was $201.0 million and $194.4 million, respectively. Amortization expense relating to completed technology for fiscal years ended January 31, 2004, 2003 and 2002 was $5.5 million, $6.7 million, and $8.1 million, respectively. Other than goodwill, all identifiable intangible assets of approximately $2.2 million in net book value as of January 31, 2004 will continue to be amortized in accordance with SFAS No. 142. Wind River adopted SFAS No. 142 on February 1, 2002, and accordingly, ceased amortizing goodwill with net book value totaling $83.7 million, including $8.5 million of acquired workforce previously classified as purchased intangibles. The following table presents the impact of SFAS No. 142 on net loss and net loss per share had SFAS No. 142 been applicable for the years ended January 31, 2004, 2003 and 2002:

	Fiscal Years Ended
	2004	2003	2002
	(In thousands, except per share amounts)
Reported loss	$(24,564)	$(106,864)	$(375,634)
Adjustments:
Amortization of goodwill and other	—	—	65,634
Amortization of acquired workforce previously classified as purchased intangible assets	—	—	3,119

Net adjustments	—	—	68,753

Adjusted net income (loss)	$(24,564)	$(106,864)	$(306,881)

Reported net loss per share—basic and diluted	$(0.31)	$(1.35)	$(4.84)

Adjusted net income (loss) per share:
Basic and diluted	$(0.31)	$(1.35)	$(3.96)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of purchased intangible assets is $2.2 million and will be completed in fiscal 2005.

As of the date of adoption of SFAS No. 142, Wind River was required to perform an assessment of whether there was an indication that goodwill was impaired. To accomplish this, Wind River was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 1, 2002. Wind River currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since Wind River currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. In July 2002, Wind River completed the transitional goodwill impairment tests required by SFAS No. 142 with the assistance of a third-party valuation consultant, and determined that the goodwill was not impaired at February 1, 2002. The discounted cash flow method was the primary method used to determine the fair values for SFAS No. 142 impairment purposes.

SFAS No. 142 also requires that Wind River test goodwill for impairment on an annual basis as well as when circumstances indicate a possible impairment. Wind River has determined that it will conduct its annual impairment tests during its second fiscal quarter. During the second quarter of fiscal 2004, Wind River performed its annual impairment test as required by SFAS No. 142. Wind River completed its evaluation with the assistance of a third party consultant and concluded that goodwill was not impaired as the fair value of Wind River exceeded its carrying value.

The deterioration in the business climate, recent changes in sales and cash flow forecasts, strategic plans for some of the acquired businesses and significant declines in market values of companies in the device software industry, as well as the decline in Wind River’s current product sales in the second quarter and fourth quarter of fiscal 2003 were factors that also required Wind River to evaluate the fair value of the goodwill. Therefore, during the quarter ended July 31, 2002, Wind River completed its annual impairment test and its second quarter trigger test with the assistance of a third-party valuation consultant, and concluded that there was no impairment of goodwill. In addition, during the quarter ended January 31, 2003 Wind River completed its fourth quarter trigger test and again concluded that there was no impairment of goodwill. The discounted cash flow method was the primary method used to determine the fair values for SFAS No. 142 impairment purposes.

The assumptions supporting the cash flows, including the discount rate, which was assumed to be 17% for all periods assessed, were determined using Wind River’s best estimates as of the date of the impairment review.

Dispositions

During fiscal 2002, Wind River sold its Norwegian subsidiary for $1.0 million in cash and a maximum of $4.0 million to be paid quarterly over three years. This sale of resulted in a net loss of approximately $1.3 million, which has been included in other income and expense in the consolidated statements of operations. During fiscal 2003, Wind River recorded a further charge of $1.3 million related to the write-down of its receivable from the purchaser for disposal proceeds. During fiscal 2004, Wind River reached a settlement with purchaser and recorded a gain of $200,000. Wind River also recorded a gain of $416,000 in fiscal 2004 related to the sale of other technology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments consist of the following:

	As of January 31,
	2004	2003
	(In thousands)
Money market funds	$18,688	$22,673
U.S. government and agency obligations	63,401	45,798
Corporate bonds	60,184	61,515
Other debt securities	61,874	86,159

Total available-for-sale securities	204,147	216,145
Less amounts classified as cash equivalents	(23,357)	(23,674)

Marketable securities sub-total	180,790	192,471
Publicly traded equity securities	1,451	214

Total market value of investments	182,241	192,685
Unrealized gain on marketable securities	1,056	2,391
Unrealized gain (loss) on publicly traded equity securities	1,153	(41)

Total unrealized gain on investments	2,209	2,350

Total cost of investments	$180,032	$190,335

The net unrealized gains of $1.1 million on marketable securities for fiscal 2004, are net of unrealized losses of $212,000. The net unrealized gains of $2.4 million on marketable securities for fiscal 2003, are net of unrealized losses of $149,000.

The principal source of the unrealized gains on marketable securities was corporate bonds. Publicly traded securities as of January 31, 2004 and 2003 are composed of the market value of Wind River’s stock holdings in Insignia Solutions, Ltd., e-Sim Ltd. and Tvia, Inc.

Gross realized gains and losses from the sale of securities classified as available-for-sale and publicly held investments were gains of $423,000, in fiscal 2004, a loss of $500,000 in fiscal 2003 and gains of $3.0 million in fiscal 2002. The loss in both fiscal 2004 and 2003 was primarily attributable to pay downs on its available-for-sale investments. These losses and gains have been recognized within other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Wind River recorded an impairment on its publicly traded securities of $467,000 and $4.4 million during fiscal 2003 and 2002, respectively. Wind River had no impairment on its publicly traded securities in fiscal 2004. In each case the impairment represented the amount of other-than-temporary decline as of the date of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of marketable fixed-income securities, regardless of their balance sheet classification, were as follows:

As of January 31, 2004
(In thousands)
Due in 1 year or less	$19,580
Due in 1-2 years	49,822
Due in 2-5 years	81,511
Due in 5 years or more	29,877

Total marketable securities	$180,790

Private Investments

Wind River recorded losses of $4.0 million and $6.9 million in fiscal 2003 and 2002, respectively, relating to private investments. As a result of these write-downs, Wind River had no remaining investment book value on its balance sheet relating to private companies as of January 31, 2004 or 2003. These investments had previously been included as a component of other long-term assets and were carried at cost.

Accounts Receivable

Accounts receivable consist of the following:

	As of January 31,
	2004	2003
	(In thousands)
Billed receivables	$45,374	$44,935
Unbilled receivables	2,577	4,102

	47,951	49,037
Less allowances for doubtful accounts and sales returns	(4,798)	(6,908)

Accounts receivable, net of allowances	$43,153	$42,129

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method.

Property and Equipment

Property and equipment consist of the following:

	As of January 31,
	2004	2003
	(In thousands)
Land and buildings	$85,193	$27,751
Computer equipment and software	75,174	86,840
Furniture and equipment	17,116	18,568
Leasehold improvements	7,860	8,459

	185,343	141,618
Less accumulated depreciation and amortization	(92,955)	(96,000)

Property and equipment, net	$92,388	$45,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land and buildings as of January 31, 2004 comprises costs associated with Wind River’s headquarters facility in Alameda, California and another facility in Sunnyvale, California. In April 2004, Wind River purchased its headquarters facility in connection with the exercise of a purchase option under previously held synthetic leases. See Note 14, “Commitments and Contingencies” for further details.

The decrease in computer equipment and software and furniture and equipment during fiscal 2004 was due to the write-off of fully depreciated assets.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2004, Wind River had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	2,900,000	3,800,000	467,400,000
Rate:	1.8347	1.2683	106.1300
USD Equivalent:	$5,320,630	$4,819,540	$4,404,033
Maturity Date:	2/12/04	2/12/04	2/12/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2004 the fair value of the above contracts was not significant.

NOTE 6: RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Costs. Restructuring and other costs consist of costs associated with restructuring programs implemented by Wind River, a settlement with its former chief executive officer and costs associated with the settlement of litigation and related remediation efforts.

Restructuring Charges. Wind River recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in fiscal 2004, 2003 and 2002, respectively, which in each case were classified as operating expenses.

In response to market conditions and the decline in its revenues, in fiscal 2004, 2003 and 2002, Wind River implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. Wind River’s restructuring plans have been based on certain assumptions regarding the cost structure of its business and the nature and severity of the current industry adjustment and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretionary spending on items such as consulting and travel. As a result of the headcount reductions, Wind River eliminated an aggregate of 70 employee positions in fiscal 2004, 591 employee positions in fiscal 2003 and 475 employee positions in fiscal 2002, which collectively represented approximately one-half of its employee base as of the beginning of fiscal 2002. Wind River’s restructuring programs for fiscal 2003 and 2002 were initiated prior to Wind River’s adoption of SFAS No. 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Wind River’s restructuring programs for fiscal 2004 have been accounted for in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with SFAS No. 146 and SFAS No. 112. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Future Results—Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of January 31, 2004, Wind River’s total restructuring liabilities related to its restructuring plans for fiscal 2004 and 2003 were approximately $2.9 million and there were no remaining restructuring liabilities related to its restructuring plans for fiscal 2002. The following table summarizes Wind River’s restructuring liabilities as of January 31, 2004, 2003 and 2002:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Cash charges	$19,367	$8,383	$—	$27,750
Non-cash charges	765	100	—	865
Reversals	—	(6,947)	—	(6,947)

Total charges	20,132	1,536	—	21,668
Cash payments	(15,073)	(487)	—	(15,560)
Non-cash write-offs	(765)	(100)	—	(865)

Restructuring liabilities as of January 31, 2002	4,294	949	—	5,243
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717
Cash payments	(16,000)	(1,462)	(605)	(18,067)
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)

Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851

The worldwide workforce reductions implemented during fiscal 2002 were fully completed in fiscal 2003 and the workforce reductions implemented during fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in fiscal 2004 will be substantially completed by the end of the third quarter of fiscal 2005. Each workforce reduction affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. In addition, Wind River reduced the number of contractors and temporary workers used by Wind River as a result of the fiscal 2003 and 2002 restructuring programs. Wind River recorded net workforce reduction charges of approximately and $2.2 million, $25.7 million and $20.1 million in fiscal 2004, 2003 and 2002 respectively, relating primarily to severance payments and the continuation of benefits. Equipment disposed of or removed from operations as a result of the workforce reduction resulted in non-cash charges of $206,000 in fiscal 2003 and $765,000 in fiscal 2002 and consisted primarily of computer equipment.

Wind River recorded a net restructuring charge of $3.5 million and $1.5 million during fiscal 2003 and 2002, respectively, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for Wind River’s leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Cash and non-cash charges relate primarily to lease terminations, non-cancelable lease costs and impairment of leasehold improvements related to the excess facilities. In the fourth quarter of fiscal 2002, Wind River recorded a reversal of $6.9 million against the original $8.4 million charge recorded in the second quarter of fiscal 2002 after it determined that it would be more efficient and cost-effective if certain of the excess facilities originally provided for continued to be used by Wind River personnel. The decision to maintain such facilities was based on changes in the local business environment and lack of competitive leasing rates for new sites. As a result, Wind River recorded a net charge for excess facilities of $1.5 million for fiscal 2002, which primarily related to excess facilities located in the United States. As of January 31, 2003, there were no remaining liabilities relating to excess facilities provided for during the fiscal 2002 restructuring. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2007, unless Wind River successfully negotiates to exit the leases at an earlier date.

During fiscal 2003, Wind River recorded a restructuring charge of $3.5 million for other items primarily relating to research and development activities that management decided to discontinue as a result of its restructuring activities.

Other Charges. During fiscal 2004, Wind River recorded a charge of $766,000 associated with a settlement with its former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a shareholder loan that Mr. St. Dennis held with Wind River. See Note 7, “Management Changes.”

During fiscal 2003, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

NOTE 7: MANAGEMENT CHANGES

Hiring of New Chairman of the Board, President and Chief Executive Officer

On November 5, 2003, Wind River and Kenneth R. Klein entered into an agreement providing for his employment as Chairman of the Board of Directors, President and Chief Executive Officer effective as of January 5, 2004. Under the agreement, Mr. Klein is entitled to receive an annualized base salary of $450,000 and an annualized bonus for on-plan performance, as determined by the Board of Directors.

In accordance with the terms of this agreement and upon Mr. Klein’s commencement of employment, he was granted three stock options to purchase an aggregate of 2,400,000 shares of common stock under the terms and conditions of the amended 1998 Equity Incentive Plan. The exercise price of the options was the fair market value (as defined in the amended 1998 Equity Incentive Plan) of the covered shares on the date of grant. The three options consist of a standard grant of 2,000,000 shares with time-based vesting and two grants of 200,000 shares, each of which have a limitation on exercise tied to the performance of Wind River’s stock price.

Separation of Former President and Chief Executive Officer

Effective June 24, 2003, Thomas St. Dennis, Wind River’s President and Chief Executive Officer, resigned his position. Under the terms of the employment agreement entered into by Mr. St. Dennis and Wind River in September 1999, Mr. St. Dennis was required to provide certain consulting services to Wind River, as and when requested by the Board of Directors, for a period of one year from the date his employment terminated. Based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the terms of the options held by Mr. St. Dennis at the date his employment terminated, approximately 314,000 options were expected to vest during the consulting period.

Due to Mr. St. Dennis’ change in status from employee to consultant, Wind River re-measured on the date his employment terminated, and continued to re-measure, the fair value of these options. The fair value of these options was calculated using the Black-Scholes option-pricing model assuming a volatility of 101.2%, a term of 2 years and a risk free rate of 4.38%. The resulting fair value, together with the periodic adjustments arising from re-measurement, were recorded as an expense over the consulting period using the accelerated method of accounting discussed in FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). During fiscal 2004, Wind River recorded in general and administrative expenses of approximately $1.4 million related to these options.

On February 25, 2004, Wind River and Mr. St. Dennis signed a Separation Agreement which included the following principal terms:

•	Mr. St. Dennis waived his right to payment by Wind River of any and all consulting fees due under the terms of his employment agreement;

•	The outstanding stock options issued to Mr. St. Dennis, including those which were fully vested, were assigned to Wind River and thereafter canceled;

•	Wind River forgave the remaining principal and accrued interest under the Secured Promissory Note dated as of September 7, 1999 made by Mr. St. Dennis in favor of Wind River and in return, Mr. St. Dennis assigned to Wind River 126,000 shares of Wind River common stock that had been held as collateral for the note;

•	Wind River assigned to Mr. St. Dennis any and all rights and interests Wind River had in a split dollar life insurance policy in his name; and

•	Wind River agreed to reimburse Mr. St. Dennis the full amount of any federal and state income taxes he shall actually pay in connection with the forgiveness of the promissory note and the assignment of the split dollar life insurance policy.

Wind River recorded a total charge of $978,000, of which $766,000 was recorded as restructuring expense and $212,000 was recorded as general and administrative expense, during fiscal 2004, primarily relating to the federal and state income taxes owed in connection with this arrangement.

NOTE 8: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

Loan Facility

In April 2003, Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, both of which mature in April 2005. During fiscal 2004, Wind River borrowed $40.0 million against the loan facility. The unused commitment is subject to a fee equal to 0.10% per annum on the average daily-unused amount of the loan commitment.

Interest, which is payable monthly in arrears, is calculated at either a floating rate equivalent to the prime rate or a fixed rate equal to the London Interbank Offering Rate, or LIBOR, plus 0.40%. At Wind River’s option, the rate may be fixed for periods of 1, 2, 3, 6, 9 or 12 months, or the Fixed Rate Term. Wind River elected an initial Fixed Rate Term of 12 months. As of January 31, 2004, borrowings under the facility bear interest at the rate of 1.84% per annum.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If, during a Fixed Rate Term, Wind River elects to prepay a portion or all of the outstanding principal due under the facility, then it must pay the bank a fee equivalent to the difference between the interest which would have been due on the principal repaid for the remaining portion of the Fixed Rate Term and the interest which would have been paid based on the LIBOR rate for a hypothetical loan of the same principal amount for the remaining period of the Fixed Rate Term.

Wind River’s restricted investment balance consists of $46.3 million in marketable securities held as collateral (the “Securities Collateral”) in order to ensure the performance of its obligations under the loan facility. In addition, Wind River is required to maintain liquidity of at least $100.0 million. Under the facility agreement, liquidity is defined as the aggregate of Wind River’s unencumbered and unrestricted cash, cash equivalents and readily marketable securities acceptable to the bank.

In the event that Wind River meets certain financial performance and debt security ratios, as defined in the facility agreement, it may elect to release the Securities Collateral and replace it with a first priority mortgage on its headquarters property located in Alameda, California. In such event, Wind River would be required to maintain liquidity of at least $150.0 million. Furthermore, Wind River would be required to maintain tangible net worth of not less than $280.0 million through and including January 31, 2004, and tangible net worth of not less than $300.0 million as of and after February 1, 2004. Under the facility agreement, tangible net worth is defined as the aggregate of total stockholders’ equity plus subordinated debt less any intangible assets.

The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where Wind River has incurred any liability in excess of $3.0 million. If an event of default occurs, and Wind River does not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

Convertible Subordinated Notes

In December 2001, Wind River issued $150.0 million of its 3.75% convertible subordinated notes due December 2006. The notes are unsecured, subordinated to all existing and future senior debt and convertible into shares of Wind River common stock at an initial conversion price of $24.115 per share. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, the notes may be converted into Wind River’s common stock at any time at the then-current conversion price. Wind River may redeem all or a portion of the notes for cash at the redemption price of 100.75% of the principal amount between December 15, 2004 and December 15, 2005 and 100.0% of the principal amount beginning December 15, 2005 and thereafter. The indenture under which the notes were issued provides that an event of default will occur if (i) Wind River fails to pay principal or premium on the notes, (ii) Wind River fails to pay interest on the notes and fails to cure such non-payment within 30 days, (iii) Wind River fails to perform any other covenant required of Wind River in the indenture and the failure is not cured or waived within 60 days, or (iv) Wind River or one of its significant subsidiaries fails to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, including lease commitments, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. If any of these events of default occurs, either the trustee or the holders of at least 25% of the outstanding notes may declare the principal amount of the notes to be due and payable. In addition, an event of bankruptcy, insolvency or reorganization involving either Wind River or any of its significant subsidiaries will constitute an event of default under the indenture and, in that case, the principal amount of the notes will automatically become due and payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the event of a change in control, the bondholders may require Wind River to purchase its notes at 100% of the principal amount, plus accrued interest; this purchase could be completed in cash, Wind River common stock or common stock of the parent corporation of the acquiring corporation, if publicly traded, or a combination thereof.

NOTE 9: PROVISION FOR INCOME TAXES

Loss before income taxes is as follows:

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Domestic	$(12,166)	$(95,505)	$(378,023)
Foreign	(9,998)	(9,352)	4,200

Total	$(22,164)	$(104,857)	$(373,823)

The provision for income taxes was composed as follows:

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Current
Federal	$—	$—	$—
State	142	245	—
Foreign	2,258	1,762	3,645

	$2,400	$2,007	$3,645

Deferred
Federal	$—	$—	$(1,665)
State	—	—	(169)

	—	—	(1,834)

Total	$2,400	$2,007	$1,811

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2004	2003	2002
Expected rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.6	0.2	(0.7)
Goodwill amortization	—	—	5.7
Foreign taxes	10.2	0.3	0.5
In process technology write-off and impairment of goodwill	—	—	24.0
Losses and expenses without tax benefit	34.5	38.9	7.1
Other	0.5	(2.5)	(1.1)

Total	10.8%	1.9%	0.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows:

	As of January 31,
	2004	2003
	(In thousands)
Depreciation and amortization	$899	$900
Net operating losses and tax credit carry-forwards	67,119	57,277
Employee benefit accruals	2,673	1,430
Accounts receivable reserves	2,760	3,503
Accrued expenses and other	882	8,083
Deferred revenues	525	66

Gross deferred tax assets	74,858	71,259

Purchased technology	643	2,457

Gross deferred tax liabilities	643	2,457

Net deferred tax assets	74,215	68,802
Less valuation allowance	(74,215)	(68,802)

	$—	$—

As of January 31, 2004, the net operating loss carry-forwards for federal and state income tax purposes were approximately $123.6 million and $51.7 million that begin to expire in 2017 and 2005, respectively. As of January 31, 2004, Wind River had federal and state tax credit carry-forwards of approximately $9.5 million and $8.4 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2016 and the California tax credits will carry forward indefinitely.

Wind River has determined that it is more likely than not that the net deferred tax asset recorded as of January 31, 2004 would not be recoverable against future earnings prior to expiration. Accordingly, Wind River established a full valuation allowance against its deferred tax assets.

The valuation allowance increased approximately $5.4 million and $14.4 million during the years ended January 31, 2004 and 2003, respectively.

As of January 31, 2004, deferred tax assets of approximately $19.5 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: NET LOSS PER SHARE COMPUTATION

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation is presented below:

	Years Ended January 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Basic and diluted computation:
Net loss	$(24,564)	$(106,864)	$(375,634)
Weighted average common shares outstanding	80,056	79,035	77,544

Basic and diluted net loss per share	$(0.31)	$(1.35)	$(4.84)

The effect of assumed conversion of the 3.75% convertible subordinated notes for shares of 6.2 million for each of the years ended January 31, 2004, 2003 and 2002 is anti-dilutive, and is therefore excluded from the above computation. If Wind River had recorded net income for the years ended January 31, 2004, 2003 and 2002, Wind River would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 385,000, 731,000, and 2.0 million as of January 31, 2004, 2003 and 2002, respectively. Since Wind River has a net loss for the years ended January 31, 2004, 2003 and 2002, there is no difference between basic and diluted net loss per share.

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

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over two years. During the year ended January 31, 2003, Wind River repurchased 959,000 shares of Wind River common stock for an aggregate purchase price of approximately $4.7 million. No shares were purchased in fiscal 2004. Purchases were made on The Nasdaq National Market at prevailing open market prices and paid out of general corporate funds. Shares repurchased through the program are held as treasury stock.

NOTE 12: STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

As of January 31, 2004, Wind River has three main stock option plans: the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Non-Officer Stock Option Plan (the “NSO Plan”) and 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value, although non-statutory options granted under the 1998 Plan and the NSO Plan may be granted with an exercise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price equal to 85% of the fair market value on the date of grant. Under each of these plans, options expire no later than ten years from the grant date. Under the 1998 Plan and the NSO Plan, the Board of Directors has the authority to set the terms of each option. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). During fiscal 2003, some grants were issued whereby the Board of Directors set different vesting schedules and shorter terms. The 1998 Plan provides for grants of options and other stock awards to employees, directors and consultants. An aggregate of 6,000,000 shares of common stock have been reserved for issuance under the 1998 Plan. Stock options granted under the 1998 Plan may be incentive stock options or non-statutory stock options. The NSO Plan provides for grants of non-statutory stock options to employees, excluding executive officers, and to consultants who are not officers or directors of Wind River. An aggregate of 14,750,000 shares of common stock have been reserved for issuance under the NSO Plan.

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

In addition, in connection with the acquisitions of various companies, Wind River assumed the outstanding options issued under stock option plans of each acquired company. As of January 31, 2004, assumed options to purchase a total of 548,000 shares of Wind River common stock were outstanding. No further grants may be made under any assumed plan. The assumed options are included in the following table.

Activity under all stock option plans described above is summarized as follows:

	Years Ended January 31,
	2004		2003		2002
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	19,433	$17.92	18,504	$21.62	17,798	$23.88
Granted	7,506	6.30	4,954	5.66	4,955	14.75
Exercised	(353)	4.92	(577)	6.89	(1,291)	9.05
Canceled	(11,408)	22.93	(3,448)	21.98	(2,958)	29.30

Ending balance	15,178	8.75	19,433	17.92	18,504	21.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding and exercisable as of January 31, 2004 from all option plans are as follows by exercise price ranges:

	Year Ended January 31, 2004
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)
$ 1.10	3	6.19	$1.10	3	$1.10
1.29 – 2.96	2,715	4.67	2.93	1,109	2.90
2.98 – 4.07	373	3.54	3.79	168	3.86
4.21 – 5.00	2,891	3.44	4.99	850	4.99
5.28 – 8.07	1,859	8.49	6.93	174	6.87
8.42 – 9.09	391	9.28	9.00	28	8.42
9.10 – 9.15	2,700	9.93	9.14	—	—
9.25 – 10.40	1,842	7.08	10.26	633	10.27
11.14 – 47.94	2,404	5.85	20.36	1,590	18.58

1.10 – 47.94	15,178	6.41	8.75	4,555	10.02

As of January 31, 2003 and 2002, options to purchase 10,149,000 and 9,420,000 shares of common stock were exercisable at a weighted average exercise price of $22.23 and $21.68, respectively. As of January 31, 2004, an aggregate of 7,155,670 shares were available for grant under all of Wind River’s option plans.

On March 21, 2003, Wind River announced a voluntary stock option exchange program for employees. Under the program, eligible employees were offered the opportunity to exchange outstanding options to purchase 7.7 million shares of Wind River common stock with exercise prices equal to or greater than $11.00 per share for new stock options to be granted at least six months and one day after the existing options were cancelled. The number of shares subject to the new options was dependent on the applicable exchange ratio determined by the exercise price of the exchanged stock options and the number of participating employees. Participating employees received new stock options in exchange for outstanding stock options at an exchange ratio of either 3 for 4, 1 for 2, or 1 for 3, depending on the exercise price of the exchanged stock option. In accordance with the program, on April 18, 2003, Wind River cancelled outstanding options to purchase approximately 7.4 million shares of its common stock, and on October 21, 2003, Wind River granted new options to purchase a total of approximately 2.9 million shares of its common stock to the eligible employees. The exercise price per share of the new option was $6.92, which was equal to the fair market value of Wind River’s common stock on the date of grant as determined in accordance with its applicable option plans. The new stock options represent approximately 4% of the total shares of Wind River common stock outstanding as of April 9, 2004, and could have a dilutive impact on its future earnings per share if the average market price of Wind River common stock exceeds the exercise price of the new stock options granted.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at certain plan-defined dates. In fiscal 2004, 2003 and 2002, Wind River issued 537,000 shares, 926,000 shares, and 561,000 shares, respectively, under the Purchase Plan. As of January 31, 2004, 1,288,335 shares were available for issuance under the Purchase Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

For the fiscal year ended January 31, 2004, Wind River recognized stock-based compensation expense of $1.4 million relating to options granted to its former CEO who resigned in June 2003. See Note 7, “Management Changes”. For the fiscal year ended January 31, 2002, Wind River recognized stock-based compensation expense of $251,000. For options granted to non-employees in fiscal year 2002, Wind River determined fair value using the Black-Scholes option-pricing model, with the following assumptions: expected volatility of 70%; risk-free interest rates of 5.50% and 6.49%, respectively; and deemed values of common stock between $14.99 and $30.00 per share.

NOTE 13: OTHER EMPLOYEE BENEFITS

Wind River sponsors a 401(k) Plan, which covers substantially all of Wind River’s full time employees. Under Wind River’s 401(k) Plan, Wind River makes an employer matching contribution equal to 50% of an employee’s salary contributions up to a total of 6% of that employee’s compensation. These matching contributions are made in the form of Wind River common stock and become vested over a four-year period. An independent third party administers the 401(k) Plan.

During the years ended January 31, 2004, 2003 and 2002 Wind River contributed common stock with a fair value of approximately $1,810,000, $2,455,000, and $2,691,000 to the 401(k) Plan.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer training facilities and sales facilities that expire at various dates through January 2022. Future minimum rental payments under non-cancelable operating leases subsequent to January 31, 2004 are as follows:

Year Ending January 31, (1)
(In thousands)
2005	$9,752
2006	4,314
2007	1,988
2008	1,271
2009	929
Thereafter	6,259

Total	$24,513

(1)	Minimum future sublease income to be received under noncancelable subleases is approximately $2.1 million.

Total operating lease rental payments, and net synthetic lease payments during the years ended January 31, 2004, 2003 and 2002 were $9.1 million, $15.6 million, and $16.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, Wind River notified the lessor of its intent to exercise the purchase options under the synthetic leases. In April 2003, Wind River completed the transactions, terminated the synthetic leases and purchased the buildings for a purchase price of $57.4 million. As a result of its completion of the purchase options, Wind River reflected the buildings as an asset on its balance sheet. Additionally, restricted investments of $60.3 million held under the leases were released. Prior to the exercise of the purchase options, Wind River reflected lease payments as a rental expense in its statement of operations. Having acquired the buildings, Wind River no longer records a lease expense for the buildings and records depreciation expense for the buildings over their estimated useful lives of 30 years.

In connection with the termination of the synthetic leases, in April 2003, Wind River entered into a loan facility for an aggregate principal amount of $57.4 million, consisting of a $37.4 million non-revolving loan commitment and $20.0 million term loan, both of which mature in April 2005. See Note 8, “Convertible Subordinated Notes and Other Borrowings.”

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

Guarantor Arrangements

The following is a summary of the agreements that Wind River has determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).

As permitted under Delaware law, Wind River has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at Wind River’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments Wind River could be required to make under these indemnification agreements is unlimited; however, Wind River has a director and officer insurance policy that limits its exposure and enables Wind River to recover a portion of any future amounts paid. As a result of its insurance policy coverage, Wind River believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River had no liabilities recorded for these agreements as of January 31, 2004 and 2003.

In the ordinary course of its business, Wind River enters into standard indemnification provisions in its license agreements with its customers and other licensees of its products. Pursuant to these provisions, Wind River indemnifies its customers and licensees for losses suffered or incurred in connection with any United States patent, or any copyright or other intellectual property, for claims of infringement by any third party with respect to Wind River’s products. Wind River generally limits such infringement indemnities to those claims directed solely to its products and not in combination with other software or products. Wind River also generally reserves the right to resolve such claims by designing a non-infringing alternative or by obtaining a license on reasonable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms, and failing that, to terminate its relationship with the licensee. When Wind River performs engineering design services to a customer’s specification, Wind River provides similar indemnification provisions in its professional services agreements. Wind River further limits such indemnities for design services to those third party intellectual property rights of which Wind River has specific knowledge before it begins the work. Subject to these limitations, the term of such indemnity provisions is generally perpetual after execution of the corresponding license or services agreement. While the maximum potential amount of future payments Wind River could be required to make under these indemnification provisions is unlimited, Wind River has never incurred costs to defend lawsuits or settle indemnified claims. As a result, Wind River believes the estimated fair value of these indemnity provisions is minimal. Accordingly, Wind River has no liabilities recorded for such provisions as of January 31, 2004.

When as part of an acquisition Wind River acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments Wind River could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River had no liabilities recorded for these liabilities as of January 31, 2004.

In 1997 and 1999, Wind River entered into operating leases for its corporate headquarters buildings, as discussed above under “—Operating Leases.” In January 2003, Wind River notified the lessor of its intention to exercise the purchase option under the leases and, in April 2003, Wind River completed that purchase. These arrangements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Wind River has no liabilities recorded for these arrangements as of January 31, 2004.

Wind River has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Wind River would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments Wind River could be required to make under these indemnification agreements is not significant. As a result, Wind River believes the estimated fair value of these agreements is minimal. Accordingly, Wind River had no liabilities recorded for these agreements as of January 31, 2004.

Wind River typically warrants that, for a period of 90 days from the date of delivery, the media on which its software is furnished is free from defects under normal use. Additionally, in some instances Wind River has warranted that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, Wind River warrants that its professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, Wind River would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, Wind River has never incurred significant expense under its product or services warranties. As a result, Wind River believes the estimated fair value on these agreements is minimal. Accordingly, Wind River has no liabilities recorded for these agreements as of January 31, 2004.

NOTE 15: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River reports in one industry segment—technology for device operating systems. Wind River markets its products and related services to customers in the United States, Canada, EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

domiciled. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues	Long-lived Assets
	(In thousands)
Fiscal year ended January 31, 2004
North America	$114,527	$179,756
EMEA	47,825	5,782
Japan	27,160	2,523
Asia Pacific	14,607	210

Consolidated	$204,119	$188,271

Fiscal year ended January 31, 2003
North America	$145,488	$140,823
EMEA	56,956	6,523
Japan	28,418	3,906
Asia Pacific	18,259	387

Consolidated	$249,121	$151,639

Fiscal year ended January 31, 2002
North America	$215,316
EMEA	72,235
Japan	37,256
Asia Pacific	26,265

Consolidated	$351,072

Revenue information on a product and services basis is as follows:

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Software license revenues	$58,085	$91,954	$157,525
Production license revenues	58,699	69,343	80,478
Subscription revenues	19,125	2,602	—
Maintenance revenues	44,980	51,224	63,916
Other service revenues	23,230	33,998	49,153

Total	$204,119	$249,121	$351,072

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2004, 2003 or 2002.

NOTE 16: SUBSEQUENT EVENTS

On February 25, 2004, Wind River and its former President and Chief Executive Officer, Thomas St. Dennis signed a Separation Agreement. Wind River has recorded the impact of this Separation Agreement in its financial statements for fiscal 2004. See Note 7, “Management Changes.”

Wind River had no material planned capital commitments as of January 31, 2004. Subsequent to January 31, 2004, however, Wind River decided to implement the next version of its Enterprise Resource Plan system and has committed expenditures of $616,000 for software licenses, $274,000 for hardware costs and $2.0 million in implementation costs associated with this project. These costs are expected to be incurred primarily during the first half of fiscal 2005.

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

A summary of our quarterly results for the years ended January 31, 2004 and 2003 is as follows:

	Three Months Ended
	Jan. 31, 2004		Oct. 31, 2003		July. 31, 2003		Apr. 30, 2003		Jan. 31, 2003		Oct. 31, 2002		July. 31, 2002		Apr. 30, 2002
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues	$55,577		$49,586		$50,413		$48,543		$60,899		$58,281		$63,582		$66,359
Gross profit	42,557		35,710	(10)	35,400	(10)	33,849	(10)	43,625	(10)	40,031	(10)	44,178	(10)	45,196	(10)

Income (loss) before provision (benefit) for income taxes and extraordinary items	2,909		(6,266)		(8,669)		(10,138)		(36,297)		(14,343)		(36,669)		(17,548)
Net income (loss)	2,420	(1),(9)	(6,933	)(2)	(9,278	)(3)	(10,773	)(4)	(37,529	)(5)	(14,343	)(6)	(36,944	)(7)	(18,048	)(8)
Net income (loss) per share, basic and diluted	0.03		(0.09)		(0.12)		(0.14)		(0.47)		(0.18)		(0.47)		(0.23)

Shares used in per share calculation:
Basic	80,449		80,223		79,921		79,619		79,240		79,089		79,035		78,767
Diluted	81,662		80,223		79,921		79,619		79,240		79,089		79,035		78,767

(1)	During the fourth quarter of fiscal year 2004, we had charges of $704,000 for stock compensation for our former Chief Executive Officer, $1.5 million related to amortization of purchased and other intangibles, $418,000 in gains on investments and technology, $200,000 in litigation costs, $367,000 in acquisition related reversals, and a gain of $513,000 associated with the separation of our former Chief Executive Officer.
(2)	During the third quarter of fiscal 2004, we had charges of $428,000 for stock compensation for our former Chief Executive Officer, $1.5 million related to amortization of purchased and other intangibles and $971,000 for restructuring and other costs.
(3)	During the second quarter of fiscal 2004, we had charges of $212,000 for stock compensation for our former Chief Executive Officer, $3.1 million related to amortization and impairment of purchased and other intangibles, $200,000 in gains on investments and technology and a $2.0 million charge for restructuring and other costs.
(4)	During the first quarter of fiscal 2004, we had charges of $1.8 million related to amortization of purchased and other intangibles and a gain on investments and technology of $416,000.

(5)	During the fourth quarter of fiscal 2003, we had charges of $7.9 million related to amortization and impairment of purchased and other intangibles, $18.7 million of restructuring and other costs, $3.9 million of settlement of swap liability, $1.1 million loss on investments and technology and $406,000 in acquisition-related reversals.
(6)	During the third quarter of fiscal 2003, we had charges of $2.3 million related to amortization of purchased and other intangibles and a $408,000 loss on investments and technology.
(7)	During the second quarter of fiscal 2003, we had charges of $2.4 million related to the amortization of purchased and other intangibles, $17.7 million of restructuring and other charges and a $4.3 million loss on investments and technology.
(8)	During the first quarter of fiscal 2003, we had charges of $2.1 million related to the amortization of purchased and other intangibles.
(9)	During the fourth quarter of fiscal 2004, we re-assessed certain estimates based on changes in circumstances, including changes in the company’s management structure, which resulted in a reversal of previously accrued amounts of approximately $766,000.
(10)	During the year ended January 31, 2004, we reclassified from operating expenses to cost of revenues the amortization of purchased intangibles for the quarters ended October 31, 2003, July 31, 2003, April 30, 2003, January 31, 2003, October 31, 2002, July 31, 2002 and April 30, 2002. The reclassification did not change total net revenue, net loss or net loss per share.

Post Close Events

After our announcement on February 23, 2004 of our preliminary financial results for the quarter and year ended January 31, 2004, we entered into a settlement agreement with our former Chief Executive Officer, Thomas St. Dennis and resolved a settlement dispute with a vendor. As a result, in accordance with GAAP, the preliminary financial results have been adjusted by an increase to net income of $979,000 to reflect these settlements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”) as of January 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is incorporated by reference from the information contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading “Executive Officers of the Registrant” in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

We have adopted the Wind River Systems, Inc. Code of Business Conduct and Ethics (the “General Code”), which applies to every employee, officer and director of Wind River. Additionally, we have adopted a Supplemental Code of Ethics for our CEO and Senior Officers (the “Supplemental Code”). Both the General Code and the Supplemental Code are publicly available on our website at the following URL: http://www.ir.windriver.com/corporategovernance.cfm.

If any substantive amendments are made to either the General Code or the Supplemental Code, or we grant any waiver, including any implicit waiver, from a provision of the General Code or the Supplemental Code to any director, our Chief Executive Officer, Chief Financial Officer or any other Covered Officer (as such term is defined in the Supplemental Code), we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K, as required by applicable laws.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding outstanding options and shares reserved for future issuance.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in the Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Annual Report:

1.	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

			Incorporated by Reference to the Registrant’s filing on:
Exhibit No.		Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2		Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3		Amended and Restated Bylaws of Wind River Systems, Inc.	10-K	April 30, 2002	3.3

4.1		Indenture dated as of December 10, 2001 between Wind River Systems, Inc. and Bankers Trust Company, as Trustee.	10-Q	December 17, 2001	4.1

4.2		Stockholder Rights Plan between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	November 4, 1999	99.2 and 99.3

4.3		Registration Rights Agreement dated as of December 10, 2001 by and between Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.	10-Q	December 17, 2001	10.54

10.1	*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2	*	1987 Equity Incentive Plan, as amended.	S-8 (No. 333-06921)	June 26, 1996	99.1

			Incorporated by Reference to the Registrant’s filing on:
Exhibit No.		Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.3	*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4	*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5	*	1993 Employee Stock Purchase Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.2

10.6	*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7	*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8	*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.1

10.9	*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10	*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11	*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12	*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13	*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14	*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15	*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13

10.16	*	Amended and Restated Vice Presidents’ Severance Benefit Plan.	10-Q	September 12, 2003	10.16

			Incorporated by Reference to the Registrant’s filing on:
Exhibit No.		Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.17	*	Deferred Compensation Agreement between Wind River Systems, Inc. and Ronald A. Abelmann dated as of February 23, 1996.	10-Q/A	July 11, 1996	10.12

10.18	*	Retirement and Consulting Agreement between Wind River Systems, Inc. and Ronald A. Abelmann, dated as of July 29, 1999.	10-Q	September 13, 1999	10.24

10.19	*	Executive Employment Agreement between Wind River Systems, Inc. and Thomas M. St. Dennis, dated as of September 7, 1999.	10-Q	December 14, 1999	10.25

10.20	*	Secured Promissory Note, dated as of September 7, 1999, between Wind River Systems, Inc. and Thomas M. St. Dennis.	10-Q	December 14, 1999	10.26

10.21	*	Investment Property Security Agreement by Thomas M. St. Dennis in favor of Wind River Systems, Inc. dated as of September 7, 1999.	10-Q	December 14, 1999	10.27

10.22	*	Non-Statutory Stock Option Agreement between Wind River Systems, Inc. and Marla Ann Stark.	10-Q	December 14, 1999	10.28

10.23	*	Letter agreement dated June 27, 2001 by and between Wind River Systems, Inc. and Richard Kraber.	10-Q	September 14, 2001	10.49

10.24	*	Separation Agreement and Release dated as of September 14, 2001 by and between Curt Schacker and Wind River Systems, Inc.	10-Q	December 17, 2001	10.50

10.25		Marina Village Industrial Gross Lease between Wind River Systems, Inc. and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.	S-1 (No. 33-59146)	March 5, 1993	10.9

10.26		Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.	10-Q	December 15, 1997	10.19

10.27		Lease Agreement between Deutsche Bank AG, New York Branch and Wind River Systems, Inc., dated as of November 30, 1999.	10-K	April 28, 2000	10.34

10.28		First Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated November 30, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.2

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.29	Eighth Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated December 3, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.3

10.30	Stock Purchase Agreement between Wind River Systems, Inc. and Innotech Corporation dated as of December 28, 2000.	10-K	May 1, 2001	10.35

10.31	Stock Purchase Agreement between Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of December 28, 2000 (Incorporated by reference to the Form 10-K for the fiscal year ended January 31, 2001).	10-K	May 1, 2001	10.36

10.32	Stock Purchase Agreement between Wind River Systems, Inc. and Nissin Electric Co., Ltd. dated as of December 28, 2000.	10-K	May 1, 2001	10.37

10.33	Settlement Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of March 30, 2001.	10-K	May 1, 2001	10.38

10.34	Settlement Agreement between Wind River Systems K.K. and Nissin Electric Co., Inc. dated as of March 30, 2001.	10-K	May 1, 2001	10.39

10.35	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.41

10.36	Settlement Allocation Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.42

10.37	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.43

10.38	Settlement Allocation Agreement between Wind River Systems K.K. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.44

10.39	Purchase Agreement dated as of December 5, 2001 by and among Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weisel Partners LLC.	10-Q	December 17, 2001	10.53

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.40	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.40

10.41	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.41

10.42	Credit Agreement dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.42

10.43	Security Agreement/Securities Account dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.43

10.44*	Separation Agreement and Release dated as of June 30, 2003 by and between Stephen Kennedy and Wind River Systems, Inc.	10-Q	September 12, 2003	10.44

10.45*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein	8-K	November 6, 2003	99.2

10.46*	Separation Agreement between Wind River Systems, Inc. and Thomas St. Dennis				X

12.1	Statement re Computation of Ratios				X

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Accountants.				X

24	Powers of Attorney (contained in signature page)

31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
32.1	Certification of Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of fiscal 2004:

1.	Wind River filed a Current Report on Form 8-K on November 6, 2003, announcing the hiring of Kenneth R. Klein as Chairman of the Board, President and Chief Executive Officer.

2.	Wind River furnished a Current Report on Form 8-K on November 18, 2003, under Item 12 regarding the issuance of a press release announcing its results of operations for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: April 14, 2004	By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kenneth R. Klein and Michael W. Zellner, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him and in all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and does hereby ratify and confirm all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 14, 2004

/S/ MICHAEL W. ZELLNER Michael W. Zellner	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial and accounting officer)	April 14, 2004

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Vice Chairman of the Board	April 14, 2004

/S/ JOHN C. BOLGER John C. Bolger	Director	April 14, 2004

/S/ WILLIAM B. ELMORE William B. Elmore	Director	April 14, 2004

/S/ JERRY L. FIDDLER Jerry L. Fiddler	Director	April 14, 2004

/S/ GRANT M. INMAN Grant M. Inman	Director	April 14, 2004

/s/ HARVEY C. JONES Harvey C. Jones	Director	April 14, 2004

/s/ STANDISH O’GRADY Standish O’Grady	Director	April 14, 2004