Form 10-Q
period 2004-04-30
WIND RIVER SYSTEMS INC
filed 2004-06-08
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

or

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

As of June 4, 2004, there were 81,889,802 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Revenues, net:
Product	$26,764	$26,847
Subscription	9,505	2,371
Service	16,503	19,325

Total revenues, net	52,772	48,543

Cost of revenues:
Product	1,330	2,743
Subscription	2,334	796
Service	8,932	9,690
Amortization of purchased intangibles	987	1,465

Total cost of revenues	13,583	14,694

Gross profit	39,189	33,849

Operating expenses:
Selling and marketing	20,959	23,444
Product development and engineering	15,116	14,349
General and administrative	5,210	7,489
Amortization of other purchased intangibles	171	377
Restructuring costs	1,238	—

Total operating expenses	42,694	45,659

Loss from operations	(3,505)	(11,810)

Other income:
Interest income	1,707	2,830
Interest expense	(1,859)	(1,711)
Other income, net	554	553

Total other income	402	1,672

Loss before provision for income taxes	(3,103)	(10,138)
Provision for income taxes	700	635

Net loss	$(3,803)	$(10,773)

Basic and diluted net loss per share	$(0.05)	$(0.14)

Shares used in basic and diluted per share calculation	81,162	79,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	April 30, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,827	$32,254
Short-term investments	16,794	19,580
Accounts receivable, net	37,386	43,153
Prepaid and other current assets	13,679	10,301

Total current assets	96,686	105,288

Investments	180,864	162,661
Property and equipment, net	91,271	92,388
Goodwill	84,428	84,428
Other intangibles, net	998	2,184
Other assets	8,778	9,271
Restricted investments	45,265	46,332

Total assets	$508,290	$502,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,740	$2,744
Accrued liabilities	17,324	15,721
Accrued restructuring costs	2,673	2,851
Accrued compensation	15,013	16,533
Income taxes payable	2,445	2,559
Deferred revenues	45,495	39,128

Total current liabilities	85,690	79,536

Convertible subordinated notes	150,000	150,000
Other long-term debt	40,000	40,000

Total liabilities	275,690	269,536

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 83,539 and 82,743 shares issued as of April 30, 2004 and January 31, 2004, respectively; 81,477 and 80,807 shares outstanding as of April 30, 2004 and January 31, 2004, respectively	84	83
Additional paid-in-capital	757,508	753,257
Loan to stockholder, net	—	(1,872)
Treasury stock, 2,062 and 1,936 shares at cost as of April 30, 2004 and January 31, 2004, respectively	(34,023)	(32,860)
Accumulated other comprehensive loss	(2,042)	(468)
Accumulated deficit	(488,927)	(485,124)

Total stockholders’ equity	232,600	233,016

Total liabilities and stockholders’ equity	$508,290	$502,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,803)	$(10,773)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	3,288	5,225
Non-cash compensation, including 401(k) match	487	607
Interest on loan to stockholder	—	87
Restructuring charge	1,238	—
Gain on investments and sale of technology	(513)	(416)
Changes in assets and liabilities:
Accounts receivable, net	5,172	8,273
Prepaid and other current assets	(3,378)	1,552
Accounts payable	33	449
Accrued restructuring costs	(1,416)	(12,506)
Accrued liabilities	1,824	(760)
Accrued compensation	(1,390)	(1,215)
Income taxes payable	(114)	(1,712)
Deferred revenues	6,705	426
Other assets	880	721

Net cash provided by (used in) operating activities	9,013	(10,042)

Cash flows from investing activities:
Acquisition of property and equipment	(1,054)	(57,656)
Purchase of investments	(84,070)	(60,113)
Sales of investments	32,015	39,909
Maturities of investments	35,738	27,228
Net reduction in restricted investments	—	14,164
Proceeds from investments and sale of technology	683	416

Net cash used in investing activities	(16,688)	(36,052)

Cash flows from financing activities:
Issuance of common stock	4,474	28
Borrowings from loan facility	—	40,000

Net cash provided by financing activities	4,474	40,028

Effect of exchange rate changes on cash and cash equivalents	(226)	31

Net decrease in cash and cash equivalents	(3,427)	(6,035)
Cash and cash equivalents at beginning of period	32,254	31,938

Cash and cash equivalents at end of period	$28,827	$25,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

We have prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission (“2004 Form 10-K”).

We believe that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for our fiscal year ending January 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Note 2: Stock-Based Compensation

We issue stock options to our employees and outside directors and provide employees the right to purchase our stock pursuant to stock option and employee stock purchase programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We apply the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We use the Black-Scholes option-pricing model to value options granted to non-employees.

Pro Forma Disclosures. Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three months ended April 30, 2004 and 2003:

	Three Months Ended April 30,
	2004	2003
Risk free interest rate	3.78%	2.88%
Expected volatility	84.7%	71.3%
Expected option life (in years)	4.19	4.88
Expected dividends	—	—

The weighted average fair value per share of options granted during the three months ended April 30, 2004 and 2003 was $6.72 and $1.89, respectively.

We also estimate the fair value for the purchase rights under our 1993 Employee Stock Purchase Plan (the “Purchase Plan”) using the Black-Scholes option-pricing model.

Had compensation expense under these arrangements been determined pursuant to SFAS 123, our net loss and net loss per share for the three months ended April 30, 2004 and 2003 would have been as follows:

	Three Months Ended April 30,
	2004	2003
	(In thousands, except per share amounts)
Net loss:
As reported	$(3,803)	$(10,773)
Less: Stock-based compensation expense determined under fair-value-based method for all awards	2,932	3,335

Pro forma net loss	$(6,735)	$(14,108)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.14)
Pro forma	$(0.08)	$(0.18)

The pro forma amounts include compensation expense related to stock option grants. The effects of applying SFAS 123 on pro forma disclosures of net loss and net loss per share in the three months ended April 30, 2004 and 2003 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

A summary of option activity for the three months ended April 30, 2004 and 2003 is as follows:

	Three Months Ended April 30,
	2004		2003
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	15,178	$8.75	19,433	$17.92
Granted	1,263	10.44	78	3.22
Exercised	(747)	6.18	(20)	1.47
Canceled	(2,121)	13.78	(8,624)	25.00

Ending Balance	13,573	9.01	10,867	12.23

Options outstanding and exercisable as of April 30, 2004 from all option plans listed by exercise price ranges are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)
$1.10 - $4.04	323	2.59	$3.40	276	$3.43
4.07 - 5.00	2,278	3.28	4.95	1,051	4.92
5.28 - 6.89	907	8.65	6.18	354	5.61
6.92 - 6.92	2,357	4.51	6.92	1,944	6.92
7.15 - 9.09	1,453	8.81	8.36	140	7.84
9.10 - 9.10	300	9.70	9.10	—	—
9.15 - 9.15	2,400	9.68	9.15	—	—
9.25 - 10.40	2,038	7.33	10.20	1,160	10.20
11.05 - 34.75	1,383	7.12	18.09	776	22.62
36.25 - 47.94	134	6.23	40.12	126	40.02

1.10 - 47.94	13,573	6.73	9.01	5,827	9.79

As of April 30, 2003, options to purchase 5.1 million shares of common stock were exercisable at a weighted average exercise price of $17.40.

As of April 30, 2004, an aggregate of 7.5 million shares were available for grant under all of our option plans.

Note 3: Derivative Financial Instruments

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of April 30, 2004, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell

Currency:	GBP	EURO	JPY

Amount:	2,500,000	2,500,000	520,100,000

Rate:	1.8301	1.2062	106.4100

USD Equivalent:	$4,575,250	$3,015,500	$4,887,699

Maturity Date:	5/13/04	5/13/04	5/13/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2004, the fair value of our outstanding contracts was not significant.

Note 4: Restructuring Costs

Restructuring costs consist of charges associated with our restructuring programs. Our restructuring programs have been based on certain assumptions regarding the cost structure of our business. We recorded net restructuring cost of $2.2 million and $32.7 million in the years ended January 31, 2004 and 2003, respectively. Additionally, in the three months ended April 30, 2004, we undertook a further restructuring consisting of a limited headcount reduction of 20 employees, primarily in professional services. As a result, we recorded restructuring costs of $1.2 million in the three months ended April 30, 2004, which were classified as operating expenses. We also had a continuation of costs associated with the restructuring implemented in the fourth quarter of fiscal 2004. We did not record any restructuring costs in the three months ended April 30, 2003.

As of April 30, 2004, our total restructuring liabilities related to our restructuring programs for the three months ended April 30, 2004 and fiscal years 2004 and 2003 were approximately $2.7 million. The following table summarizes our restructuring liabilities as of April 30, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash payments	(1,095)	(271)	(50)	(1,416)
Cash charges	1,205	33	—	1,238

Restructuring liabilities as of April 30, 2004	$1,466	$965	$242	$2,673

We expect the workforce reductions implemented as a result of the restructuring program announced in fiscal 2004 and the first quarter of fiscal 2005 to be substantially completed by the end of the third quarter of fiscal 2005.

Note 5: Debt

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which we borrowed $40.0 million. In April 2004, we agreed with the lender to extend the maturity date of the loan facility from April 2005 to October 2005. As of April 30, 2004, borrowings under the facility bear interest at the rate of 1.55% per annum.

Note 6: Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

Comprehensive loss for the three months ended April 30, 2004 and 2003 is as follows:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Net loss	$(3,803)	$(10,773)
Other comprehensive loss:
Foreign currency translation adjustments	223	169
Unrealized loss on investments	(1,284)	(186)
Reclassification adjustment for gains included in net income	(513)	(416)

Other comprehensive loss	(1,574)	(433)

Total comprehensive loss	$(5,377)	$(11,206)

Note 7: Net Loss Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net loss per share computation for the three months ended April 30, 2004 and 2003 is presented below:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Shares used in basic net loss per share computation	81,162	79,619
Effect of dilutive potential common shares	—	—

Shares used in diluted net loss per share computation	81,162	79,619

The effect of assumed conversion of the 3.75% convertible subordinated notes into 6.2 million shares of our common stock for the three months ended April 30, 2004 and 2003 is anti-dilutive, and is, therefore, excluded from the above computation. If we had recorded net income for the three months ended April 30, 2004 and 2003, we would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 2.2 million and 60,000 for the three months ended April 30, 2004 and 2003, respectively. Because we recorded a net loss for the three months ended April 30, 2004 and 2003, there is no difference between basic and diluted net loss per share.

Note 8: Commitments and Contingencies

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. We believe the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. We are unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying condensed consolidated financial statements.

Note 9: Segment and Geographic Information

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

	Revenues		Long-lived Assets
	Three Months Ended April 30,		As of Apr. 30, 2004	As of Jan. 31, 2004
	2004	2003
	(In thousands)		(In thousands)
North America	$29,397	$28,742	$177,524	$179,756
EMEA	12,293	10,733	5,310	5,782
Japan	6,884	5,367	2,386	2,523
Asia Pacific	4,198	3,701	255	210

Total	$52,772	$48,543	$185,475	$188,271

Revenue information on a product, subscription and services basis is as follows:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Software license revenues	$13,292	$13,749
Production license revenues	13,472	13,098
Subscription revenues	9,505	2,371
Maintenance revenues	9,897	12,381
Other service revenues	6,606	6,944

Total	$52,772	$48,543

No single customer accounted for more than 10% of our total revenues in the three months ended April 30, 2004 or 2003.

Note 10: Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 129-1, “Disclosure Requirements under the Financial Accounting Standards Board Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities.” The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. We have included these required disclosures in Note 8, “Convertible Subordinated Notes and Other Borrowings” and Note 10, “Net Loss Per Share Computation” of the 2004 Form 10-K and Note 7, “Net Loss Per Share Computation” of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the section below entitled “—Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law. You should also carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (“2004 Form 10-K”), and the other quarterly and periodic reports we file. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

Overview

Wind River is a global leader in device software optimization, or DSO. Our software is used to optimize the development and functionality of devices as diverse as digital imaging products, auto braking systems, internet routers, jet fighter control panels and factory automation machines. Our products and professional services are used in multiple markets including aerospace and defense, automotive, digital consumer, industrial, and network infrastructure. Our products and services help customers enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We review the accounting policies we use in reporting our results on a regular basis. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgments in selecting among available accounting alternatives would not produce a materially different result. We have identified certain policies as critical to our business operation and to the understanding of our financial condition and results of operations, and our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Restructuring costs; and

•	Accounting for income taxes.

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Form 10-K.

Results of Operations

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) services revenue. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under perpetual licenses, and revenues from sales of our hardware. Subscription revenues consist of revenues from the licensing under our enterprise licensing model of our Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Our revenues are presented net of sales returns and other allowances which are accrued based on our historical experience.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
Product revenues	$26,764	$26,847	51%	55%
Subscription revenues	9,505	2,371	18	5
Service revenues	16,503	19,325	31	40

Total revenues, net	$52,772	$48,543	100%	100%

Total revenues increased 9% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. This was primarily due to higher customer demand for our software and hardware and investment in device software optimization solutions as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock—The economic downturn over the last three fiscal years has adversely affected, and may continue to adversely affect, our earnings and revenues. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.”

Two significant trends have impacted, and will continue to impact, our reported revenue. First, our subscription revenues have increased significantly relative to our product and services revenues as a result of our introduction of the Wind River Platforms, which are sold under subscription licenses and contain a combination of products and services. As customers purchase more of our Wind River Platforms rather than stand-alone products and services, we would expect the reported product and services revenues to decrease while our subscription revenues increase. Second, in the short term, the transition of customers to subscription licenses will affect the level of our overall revenues because we recognize fees under subscription licenses ratably over the subscription period. In contrast, a significant proportion of the fees for stand-alone products licensed under our perpetual model is recognized at the time the transaction is completed. As a result, an order for a subscription license will result in lower current-quarter revenue than an equal sized order for a perpetual license. While we have experienced and expect to continue to experience an impact on overall revenues as a result of the transition to Wind River Platforms, our deferred revenues have increased to $45.5 million at April 30, 2004 from $39.1 million at January 31, 2004 and we would expect this trend to continue during the transition to the Wind River Platforms.

Product Revenues. Revenues for our products sold under perpetual licenses are comprised of two components: upfront software license revenues and production license revenues. The table below sets forth information for such components.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
Software license revenues	$13,292	$13,749	25%	28%
Production license revenues	13,472	13,098	26	27

Total product revenues	$26,764	$26,847	51%	55%

Software license revenues declined 3% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. Production license revenues increased 3% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. As a result of our continuing transition to our Wind River Platforms, which are accounted for as subscription revenues, we expect software license revenues to continue to decline.

Subscription Revenues. Subscription revenues were $9.5 million in the three months ended April 30, 2004 compared to $2.4 million in the three months ended April 30, 2003. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under our enterprise license model. Thus, the significant increase in subscription revenues resulted from the transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future.

Service Revenues

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
Maintenance revenues	$9,897	$12,381	19%	26%
Other service revenues	6,606	6,944	12	14

Total service revenues	$16,503	$19,325	31%	40%

Maintenance revenues declined 20% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. This decline is attributable to the transition of our customers to the Wind River Platforms, which include maintenance as part of the subscription fee. We expect maintenance revenues will continue to decline as the transition to our Wind River Platforms continues. Other service revenues declined 5% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. During the quarter ended April 30, 2004, we generated $320,000 in revenue from fixed-price services contracts compared to $3.6 million in the quarter ended April 30, 2003, which were offset by time and materials services contracts. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time and materials services contracts are recognized as services are performed.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
North America	$29,397	$28,742	56%	59%
EMEA	12,293	10,733	23	22
Japan	6,884	5,367	13	11
Asia Pacific	4,198	3,701	8	8

Total revenues, net	$52,772	$48,543	100%	100%

Revenues from international sales increased by 18% to $23.4 million in the three months ended April 30, 2004 from $19.8 million in the three months ended April 30, 2003. The overall increase was due to a 15% increase in revenues from Europe, the Middle East and Africa, or “EMEA,” a 28% increase in revenues from Japan, and a 13% increase in revenues from Asia Pacific, for the three months ended April 30, 2004 compared to the three months ended April 30, 2003. Revenues from sales in North America increased 2% in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. The increases in revenues in each geographic area over these periods resulted primarily from improvements in the overall worldwide economy and in local economies. International revenues accounted for 44% and 41% of total revenues for the three months ended April 30, 2004 and 2003, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in local currencies.

Although our revenues in the three months ended April 30, 2004 increased compared to the three months ended April 30, 2003, we have over the last few years generally experienced declining revenues both quarter over quarter and year over year. The economic downturn experienced in the past few years together with the continued uncertainties surrounding the timing and strength of an economic recovery, continues to make forecasting and financial and strategic planning difficult for us. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business. In addition, our future success depends upon our ability to successfully transition customers to our Wind River Platforms and successfully implement our new business models. For further discussion about factors affecting our revenues see “—Factors That May Affect Our Future Results or the Market Price of Our Stock” below.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
Product	$1,330	$2,743	5%	10%
Subscription	2,334	796	25	34
Service	8,932	9,690	54	50
Amortization of purchased intangibles	987	1,465	—	—

Total cost of revenues	$13,583	$14,694

Gross margin	$39,189	$33,849
Gross margin percentage	74%	70%

Cost of Product. Cost of product decreased by 52%, or $1.4 million, in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software, amortization of capitalized software development costs and shipping costs. Direct production costs and manufacturing and distribution costs were $556,000 and $1.7 million in the three months ended April 30, 2004 and 2003, respectively. The decrease was primarily due to the reduction of the allocation of direction product costs and employee costs and related facility costs associated with manufacturing and distribution. The decrease in direct production costs have been attributable to improved assembly pricing. The reduction in employee costs and facility costs are related to various restructuring programs. The decline in product-related costs as a percentage of product revenues in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was related to the decline in direct production costs as a percentage of product revenues. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Cost of subscription consists of subscription-related costs, including shipping costs and costs of providing subscription-related maintenance and support services, salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software and amortization of capitalized software development costs. Subscription-related maintenance and support service costs were $1.3 million and $380,000 during the three months ended April 30, 2004 and 2003, respectively. Subscription-related production costs were $635,000 and $226,000 during the three months ended April 30, 2004 and 2003, respectively. The increase in absolute dollars in subscription costs in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was primarily due to the allocation of maintenance and support services costs and higher production costs and as a result of the related increase of subscription revenue. The decrease in cost of subscription revenues as a percentage of subscription revenues in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was due to the fact that the fixed cost elements of cost of revenue were spread over a higher revenue stream together with our reductions as a result of the various restructuring programs which have been undertaken. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the transition of existing customers from perpetual-based licenses to the enterprise license model. Cost of subscriptions may be affected in the future by costs of providing maintenance and support services, direct production costs, amortization of capitalized software development costs and royalty costs for use of third party software in our products.

Cost of Service. Cost of service decreased by 8%, or $758,000, in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The decrease in absolute dollars of service costs in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs. We realized overall cost reductions of $669,000 in professional service costs relating primarily to internal payroll and external contractor costs and $261,000 in training costs in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003. This decrease was offset by an increase in maintenance costs of $170,000 in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was due to a lower amortizable base of purchased intangible assets. At April 30, 2004, the net book value of completed technology was $964,000, which is expected to be fully amortized in fiscal 2005.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on world-wide headcount data. Information technology allocated costs include salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs, and depreciation expense for fixed assets. Facilities allocated costs include facility rent for leased offices, site maintenance, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs includes straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses, sales commissions and travel costs.

	Three Months Ended April 30,		Percentage Change
	2004	2003
	(In thousands, except percentages)
Selling and marketing	$20,959	$23,444	(11)%
As a percentage of total revenues	40%	48%

The decrease in absolute dollars of selling and marketing expenses in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was attributable to decreased expenditures as a result of restructuring programs and lower sales commission expenses. Salaries and related fringe costs decreased by $2.5 million, employee commission costs decreased by $404,000 and depreciation expense decreased by $352,000, which were offset in part by increases in distributor commissions of $317,000 and advertising costs of $300,000 in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. The increase in distributor commissions arises from our increased use of distributors and sales agents in geographical areas where we have reduced headcount in sales employees. The increase in advertising costs primarily resulted from our investment in marketing expenditures to strengthen the Wind River brand. The decrease in depreciation expense was due to a lower depreciable base of our fixed assets in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003. We expect an increase in absolute dollars of selling and marketing expenses in both the short and long term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percentage Change
	2004	2003
	(In thousands, except percentages)
Product development and engineering	$15,116	$14,349	5%
As a percentage of net revenues	29%	30%

The increase in absolute dollars of product development and engineering expenses in the three months ended April 30, 2004 compared to the three months ended April 20, 2003 was primarily due to overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. Computer equipment expenses and costs related to training for our engineering organization increased $333,000 and $246,000, respectively, during the three months ended April 30, 2004 compared to the three months ended April 30, 2003. During the three months ended April 30, 2004, we also made a payment of $250,000 related to a strategic alliance. These increases were offset by a decrease of $552,000 in salaries and fringe costs in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003. In addition, depreciation expense decreased $386,000 due to a lower depreciable base of our fixed assets in the quarter ended April 30, 2004 compared to the quarter ended April 30, 2003. We also received $607,000 and $1.2 million in the three months ended April 30, 2004 and 2003, respectively, of funded research and development which offset our gross research and development expenses. We expect the dollars received for funded research and development accounted for as an offset to gross research and development expenses to be reduced significantly in the long-term due to our winding down of these programs. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we expect an increase in absolute dollars in the long term as we continue to focus on long-term growth in the areas of research and development.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percentage Change
	2004	2003
	(In thousands, except percentages)
General and administrative	$5,210	$7,489	(30)%
As a percentage of net revenues	10%	15%

The decrease in absolute dollars of general and administrative expenses in the three months ended April 30, 2004 compared to the three months ended April 30, 2003 was primarily due to our restructuring programs and our on-going cost control measures. We realized $1.8 million in payroll-related cost reductions, $135,000 in recruiting costs and $174,000 in professional services in the three months ended April 30, 2004 and 2003, respectively. We expect general and administrative costs to decline in the short term as we continue to realize the benefits of on-going cost control measures. However, we expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Restructuring Costs. Restructuring costs consist of charges associated with our restructuring programs. Our restructuring programs have been based on certain assumptions regarding the cost structure of our business. We recorded net restructuring cost of $2.2 million and $32.7 million in the years ended January 31, 2004 and 2003, respectively. Additionally, in the three months ended April 30, 2004, we undertook a further restructuring consisting of a limited headcount reduction of 20 employees, primarily in professional services. As a result, we recorded restructuring costs of $1.2 million in the three months ended April 30, 2004, which were classified as operating expenses. We also had a continuation of costs associated with the restructuring implemented in the fourth quarter of fiscal 2004. We did not record any restructuring costs in the three months ended April 30, 2003. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of April 30, 2004, our total restructuring liabilities related to our restructuring programs for the three months ended April 30, 2004 and fiscal years 2004 and 2003 were approximately $2.7 million. The following table summarizes our restructuring liabilities as of April 30, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash payments	(1,095)	(271)	(50)	(1,416)
Cash charges	1,205	33	—	1,238

Restructuring liabilities as of April 30, 2004	$1,466	$965	$242	$2,673

We expect the workforce reductions implemented as a result of the restructuring program announced in fiscal 2004 and the first quarter of fiscal 2005 will be substantially completed by the end of the third quarter of fiscal 2005.

Other Income

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2004	2003	2004	2003
	(In thousands, except percentages)
Interest income	$1,707	$2,830	3%	6%
Interest expense	(1,859)	(1,711)	(3)	(4)
Other income, net	554	553	1	1

Total other income	$402	$1,672	1%	3%

Interest Income. Interest income declined 40%, or $1.2 million, in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. The decrease in interest income was primarily due to lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted investments totaled $271.8 million and $260.8 million as of April 30, 2004 and January 31, 2004, respectively.

Interest Expense. Interest expense increased by 9%, or $148,000, as we incurred a full quarter of interest expense related to our loan facility in the three months ended April 30, 2004 as compared to the three months ended April 30, 2003. In addition we incur interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense.

Provision For Income Taxes.

Despite incurring net losses in the three months ended April 30, 2004 and 2003, we had a tax provision of $700,000 and $635,000 and an effective tax rate of 22.6% and 6.3%, respectively. This represents our estimated liability for state and foreign income taxes as well as foreign withholding taxes to be incurred during the year. We have recorded a valuation allowance based on management’s determination that it is more likely than not that our deferred tax assets will not be realized due to our ongoing operating losses.

Liquidity and Capital Resources

As of April 30, 2004, we had working capital of approximately $11.0 million, and cash, cash equivalents and investments of approximately $226.5 million, which included $28.8 million of cash and cash equivalents, $16.8 million of short-term investments and $180.9 million of investments with maturities of greater than one year, but excludes restricted investments of $45.3 million associated with our loan facility. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

Our consolidated statement of cash flows is summarized below:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$9,013	$(10,042)
Net cash used in investing activities	(16,688)	(36,052)
Net cash provided by financing activities	4,474	40,028

Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the three months ended April 30, 2004, our operating activities provided net cash of $9.0 million compared to net cash used of $10.0 million in the three months ended April 30, 2003.

Net cash provided by operating activities for the three months ended April 30, 2004, consisted of cash provided by operations of $697,000 and an increase in cash of $8.3 million arising from changes in assets and liabilities. During the three months ended April 30, 2004, we paid $1.4 million relating to our restructuring activities, primarily severance costs. The cash paid for restructuring activities was offset primarily by a decrease in accounts receivable, net, of $5.8 million primarily due to strong cash collections and an increase in deferred revenue of $6.7 million relating primarily to the customer adoption of our Wind River Platforms under the enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year.

Net cash used in operating activities for the three months ended April 30, 2003, consisted of cash used by operations of $5.3 million and a decrease in cash of $4.8 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs offset by a decrease in accounts receivable.

Cash from operations includes net loss of $3.8 million and $10.8 million offset primarily by depreciation and amortization of $3.3 million and $5.2 million in the three months ended April 30, 2004 and 2003, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $16.7 million and $36.1 million in the three months ended April 30, 2004 and 2003, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $1.1 million and $57.7 million for the three months ended April 30, 2004 and 2003, respectively, of which $57.4 million in the three months ended April 30, 2003, represented the purchase price of our headquarters buildings. During the quarter ended April 30, 2003, the net decrease in our restricted investments was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility.

Our financing activities provided net cash of $4.5 million and $40.0 million in the three months ended April 30, 2004 and 2003, respectively. During the three months ended April 30, 2004, the source of cash was the $4.5 million received from the issuance of common stock from employee stock option exercises. During the three months ended April 30, 2003, the primary source of cash was $40.0 million that we borrowed under the loan facility.

Convertible Subordinated Notes

In December 2001, we issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured, subordinated to all existing and future senior debt and convertible into shares of our common stock at an initial conversion price of $24.115 per share. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. In December 2001, we issued $150.0 million of 3.75% convertible subordinated notes (“Notes”) due December 2006. The Notes mature on December 15, 2006, unless earlier redeemed or converted. Interest is payable in cash semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2002. At the option of the holder, the notes may be converted into our common stock at any time at the then-current conversion price. We may redeem all or a portion of the notes for cash at a redemption price of 100.75% of the principal amount between December 15, 2004 and December 14, 2005, and 100.0% of the principal amount beginning December 15, 2005 and thereafter.

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

Commitments

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which we borrowed $40.0 million. In April 2004, we agreed with the lender to extend the maturity date of the loan facility from April 2005 to October 2005. As of April 30, 2004, borrowings under the facility bear interest at the rate of 1.55% per annum. Under the terms of the facility, as of April 30, 2004, we are holding $45.3 million in marketable securities as restricted investments to secure the performance of our obligations under the facility. We may prepay the loan facility at any time. The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

Contractual Obligations

As of April 30, 2004, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$166,875	$5,625	$161,250	$—	$—
Long-term debt (2)	40,928	478	40,450	—	—
Operating leases (3)	29,343	7,980	9,251	3,126	8,986

	$237,146	$14,083	$210,951	$3,126	$8,986

(1)	Consists of $150.0 million 3.75% convertible subordinated notes.
(2)	Consists of loan facility due October 2005. See “—Commitments” above.
(3)	Minimum future sublease income to be received under noncancelable subleases is approximately $1.7 million.

In February 2004, we decided to implement the next version of our Enterprise Resource Planning System and have committed expenditures of $616,000 for software licenses, $274,000 for hardware costs and $2.0 million in implementation costs associated with this project. Of these amounts, we incurred an aggregate of $784,000 in the three months ended April 30, 2004 and we anticipate incurring the remaining amounts during the three months ended July 31, 2004.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions. Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms we deem to be favorable to us. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As of April 30, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC
Regulation S-K.

Recent Accounting Pronouncements

In April 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 129-1, “Disclosure Requirements under the Financial Accounting Standards Board Statement No. 129, Disclosure of Information about Capital Structure, and Relating to Contingently Convertible Securities.” The FASB staff confirmed through this FSP that the disclosure requirements of FASB Statement No. 129 apply to all contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share. We have included these required disclosures in Note 8, “Convertible Subordinated Notes and Other Borrowings” and Note 10, “Net Loss Per Share Computation” of the 2004 Form 10-K and Note 8, “Net Loss Per Share Computation” of the notes to the condensed consolidated financial statements of this report.

Factors That May Affect Our Future Results or the Market Price of Our Stock

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations or have a negative impact on our stock price. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

In late fiscal 2003, we introduced our Wind River Platforms, which are licensed under a new enterprise licensing model, a new business model, that includes a new type of licensing arrangement, and we cannot be sure that the new model will be successful.

In November 2002, we introduced our Wind River Platforms, which are licensed under a new enterprise license model that includes subscription licenses rather than our traditional perpetual licenses. We are still in the process of transitioning customers to our Wind River Platforms and it is possible that our enterprise license model will not be successful. There is a risk that we will not be able to continue our rate of transitioning customers or that those customers who have not already transitioned may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the continued transition to the enterprise license model could cause us to incur unanticipated administrative and other costs. In any such event, our future revenue and earnings could be below our expectations.

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

Our Wind River Platforms, as well as our stand-alone operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we traditionally received production license fees for each copy of our software products embedded in the customers’ products. In response to market demand, we recently introduced a production license-free option in which qualifying customers may elect to pay a larger upfront fee in lieu of paying production license fees. Production license fees have traditionally been a significant portion of our revenue, representing 26% and 27% of our total revenues in the three months ended April 30, 2004 and 2003, respectively. We cannot be certain that the upfront fees will be sufficient to offset the loss of production license fee revenue. If that were to occur, our revenues and earning would likely decline. Additionally, customers may not accept this alternative and may choose to purchase products from our competitors or use royalty-free software instead of purchasing our products under either a production license agreement or under the new option, either of which would have an adverse impact on our revenues and earnings.

Because a significant portion of our revenue continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenue from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example our revenues from production licenses declined 15%, during fiscal 2004, as compared to fiscal 2003, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

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

The general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002 has adversely impacted our revenues and earnings. This downturn has been especially pronounced in the high technology sector generally and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to these downturns. Our total revenues decreased 18% in fiscal 2004 compared to fiscal 2003 and decreased 29% in fiscal 2003 compared to fiscal 2002. Although there appear to be signs that this downturn is ending, we cannot be certain that trend will continue or if it does that our revenues will increase as a result.

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

In each of fiscal 2002, 2003, 2004 and the three months ended April 30, 2004, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,169 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $1.2 million, $2.2 million, $32.7 million and $21.7 million in the three months ended April 30, 2004, fiscal 2004, 2003 and 2002, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

As of April 30, 2004, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes and $40.0 million in other long-term debt. As of April 30, 2004, we had cash and cash equivalents of $28.8 million, short-term investments of $16.8 million, investments with maturities of greater than one year of $180.9 million and restricted investments of $45.3 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Similarly, our loan facility agreement contains customary events of default, including a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. Under the terms of our convertible subordinated notes and our loan facility, if an event of default were to occur for the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $56.7 million, or 28% of total revenues, for the fiscal year ended January 31, 2004 compared to $74.0 million, or 30% of total revenues, for the fiscal year ended January 31, 2003. Our product development and engineering expenses were $15.1 million, or 29% of total revenues, in the three months ended April 30, 2004 compared to $14.3 million, or 30% of total revenues, in the three months ended April 30, 2003. If we are required to undertake extensive capital outlays to address changes in the device market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2004, revenues from international sales were $89.6 million, or 44% of total revenue, as compared to $103.6 million, or 42%, of total revenue for fiscal 2003. In the three months ended April 30, 2004 our revenues from international sales were $23.4 million, or 44% of total revenues compared to $19.8 million, or 41% of total revenues for the three months ended April 30, 2003. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2004 our stock had a high sales price of $9.70 and a low sales price of $2.71 and, during the quarter ended April 30, 2004, our stock had a high sales price of $12.97 and a low sales price of $7.87. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of April 30, 2004 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2004 we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell

Currency:	GBP	EURO	JPY

Amount:	2,500,000	2,500,000	520,100,000

Rate:	1.8301	1.2062	106.4100

USD Equivalent:	$4,575,250	$3,015,500	$4,887,699

Maturity Date:	5/13/04	5/13/04	5/13/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of April 30, 2004, the fair value of the above contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2004. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following report on Form 8-K was furnished during the three months ended April 30, 2004:

(i) On February 23, 2004, Wind River furnished a report on Form 8-K relating to its announcement of its operating results for the fiscal year ended January 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: June 8, 2004	By:	/s/ MICHAEL W. ZELLNER Michael W. Zellner Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary