Form 10-Q
period 2004-07-31
WIND RIVER SYSTEMS INC
filed 2004-09-09
CIK 833829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-21342

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

As of August 31, 2004, there were 82,250,132 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Revenues, net:
Product	$31,211	$28,713	$57,975	$55,560
Subscription	12,332	4,129	21,837	6,500
Service	15,895	17,571	32,398	36,896

Total revenues, net	59,438	50,413	112,210	98,956

Cost of revenues:
Product	1,190	2,977	2,520	5,720
Subscription	3,151	1,191	5,485	1,987
Service	7,831	9,427	16,763	19,117
Amortization of purchased intangibles	334	1,418	1,321	2,883

Total cost of revenues	12,506	15,013	26,089	29,707

Gross profit	46,932	35,400	86,121	69,249

Operating expenses:
Selling and marketing	22,625	20,674	43,584	44,118
Product development and engineering	14,215	14,083	29,331	28,432
General and administrative	5,189	6,421	10,399	13,910
Amortization of other purchased intangibles	126	315	297	692
Restructuring and other charges	819	2,016	2,057	2,016
Impairment of purchased intangibles	—	1,400	—	1,400

Total operating expenses	42,974	44,909	85,668	90,568

Income (loss) from operations	3,958	(9,509)	453	(21,319)

Other income (expense):
Interest income	1,646	2,137	3,353	4,967
Interest expense	(1,798)	(1,876)	(3,657)	(3,587)
Other income (expense), net	(212)	579	342	1,132

Total other income (expense)	(364)	840	38	2,512

Income (loss) before provision for income taxes	3,594	(8,669)	491	(18,807)
Provision for income taxes	250	609	950	1,244

Net income (loss)	$3,344	$(9,278)	$(459)	$(20,051)

Basic and diluted net income (loss) per share	$0.04	$(0.12)	$(0.01)	$(0.25)

Shares used in per share calculation
Basic	81,677	79,921	81,485	79,772
Diluted	83,813	79,921	81,485	79,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,792	$32,254
Short-term investments	39,021	19,580
Accounts receivable, net	39,277	43,153
Prepaid and other current assets	11,920	10,301
Asset held for sale	9,848	—

Total current assets	122,858	105,288

Investments	175,104	162,661
Property and equipment, net	81,449	92,388
Goodwill	84,428	84,428
Other intangibles, net	544	2,184
Other assets	8,309	9,271
Restricted investments	—	46,332

Total assets	$472,692	$502,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,943	$2,744
Accrued liabilities	15,023	15,721
Accrued restructuring costs	2,576	2,851
Accrued compensation	16,612	16,533
Income taxes payable	1,270	2,559
Deferred revenues	44,495	39,128

Total current liabilities	83,919	79,536

Convertible subordinated notes	150,000	150,000
Other long-term debt	—	40,000

Total liabilities	233,919	269,536

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 83,854 and 82,743 shares issued as of July 31, 2004 and January 31, 2004, respectively; 81,985 and 80,807 shares outstanding as of July 31, 2004 and January 31, 2004, respectively	84	83
Additional paid-in capital	759,707	753,257
Loan to stockholder	—	(1,872)
Treasury stock, 1,869 and 1,936 shares at cost as of July 31, 2004 and January 31, 2004, respectively	(32,520)	(32,860)
Accumulated other comprehensive loss	(2,849)	(468)
Accumulated deficit	(485,649)	(485,124)

Total stockholders’ equity	238,773	233,016

Total liabilities and stockholders’ equity	$472,692	$502,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(459)	$(20,051)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	6,063	10,694
Non-cash compensation, including 401(k) match and stock compensation	925	1,300
Interest on loan to stockholder	—	59
Restructuring charge	2,057	812
Gain on investments and sale of technology	(513)	(416)
Provision for loan to stockholder, net	—	1,200
Impairment of purchased intangibles	—	1,400
Changes in assets and liabilities:
Accounts receivable, net	3,306	4,842
Prepaid and other current assets	(1,619)	1,220
Accounts payable	58	(245)
Accrued restructuring costs	(2,148)	(15,174)
Accrued liabilities	(480)	(3,260)
Accrued compensation	209	(816)
Income taxes payable	(1,289)	(2,874)
Deferred revenues	5,750	2,453
Other assets	1,231	1,673

Net cash provided by (used in) operating activities	13,091	(17,183)

Cash flows from investing activities:
Acquisition of property and equipment	(2,378)	(58,531)
Purchase of investments	(126,093)	(112,649)
Sales of investments	43,746	70,370
Maturities of investments	48,894	52,454
Net reduction in restricted investments	45,167	14,164
Proceeds from investments and sale of technology	683	416

Net cash provided by (used in) investing activities	10,019	(33,776)

Cash flows from financing activities:
Issuance of common stock	7,672	1,083
Borrowings (repayment) related to term loan	(40,000)	40,000

Net cash provided by (used in) financing activities	(32,328)	41,083

Effect of exchange rate changes on cash and cash equivalents	(244)	180

Net decrease in cash and cash equivalents	(9,462)	(9,696)

Cash and cash equivalents at beginning of period	32,254	31,938

Cash and cash equivalents at end of period	$22,792	$22,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Wind River Systems, Inc. (“Wind River”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission (“2004 Form 10-K”).

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Note 2: Stock-Based Compensation

Wind River issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. Wind River accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Wind River applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

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

Pro Forma Disclosures. Under SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and six months ended July 31, 2004 and 2003:

	Three and Six Months Ended July 31,
	2004	2003
Risk free interest rate	3.46%	3.35%
Expected volatility	82.3%	83.9%
Expected option life (in years)	3.99	4.88
Expected dividends	—	—

The weighted average fair value per share of employee options granted during the three months ended July 31, 2004 and 2003 was $5.70 and $3.55, respectively, and the weighted average fair value per share of options granted during the six months ended July 31, 2004 and 2003 was $6.04 and $2.48, respectively.

The fair value of employees’ stock purchase rights under Wind River’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases made during the three and six months ended July 31, 2004 and July 31, 2003:

	Three and Six Months Ended July 31,
	2004	2003
Risk free interest rate	1.66%	1.22%
Expected volatility	52.0%	81.6%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended July 31, 2004 was $2.61, as compared to a weighted average fair value of $1.52 per share during both the three and six months ended July 31, 2003.

Had compensation expense under these employee arrangements been determined pursuant to SFAS 123, Wind River’s net income (loss) and net income (loss) per share for the three and six months ended July 31, 2004 and 2003 would have been as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss):
As reported	$3,344	$(9,278)	$(459)	$(20,051)
Add: Stock-based compensation expense included in net loss, net of tax	—	212	—	212
Less: Stock-based compensation expense determined under fair-value-based method for all awards, net of tax	4,730	3,591	7,662	10,844

Pro forma net loss	$(1,386)	$(12,657)	$(8,121)	$(30,683)

Net income (loss) per share:
Basic and diluted—as reported	$0.04	$(0.12)	$(0.01)	$(0.25)
Basic and diluted—pro forma	$(0.02)	$(0.16)	$(0.10)	$(0.38)

The pro forma amounts include compensation expense related to employee stock option grants and stock purchases. The effects of applying SFAS 123 on pro forma disclosures of net income (loss) and net income (loss) per share in the three and six months ended July 31, 2004 and 2003 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

During the three months ended July 31, 2003, Wind River recorded a charge of approximately $212,000 relating to employee options previously granted to Wind River’s former President and Chief Executive Officer who resigned in June 2003.

Note 3: Derivative Financial Instruments

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset.

Buy / Sell:	Sell	Sell	Sell

Currency:	GBP	EURO	JPY
Amount:	£2,700,000	€1,550,000	¥335,500,000
Rate:	1.8473	1.231	109.23
USD Equivalent:	$4,987,710	$1,908,050	$3,071,501
Maturity Date:	8/12/04	8/12/04	8/12/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Note 4: Asset Held for Sale

As a result of Wind River’s workforce reductions and relocation of certain departments to its Alameda headquarters during fiscal year 2004 and the first six months in fiscal 2005, Wind River has excess office space in a building that it owns in Sunnyvale, California. During the three months ended July 31, 2004, Wind River announced a plan to market and dispose of the building and associated land in Sunnyvale (“Sunnyvale Property”). Wind River believes it is probable that the property will be sold within one year from July 31, 2004 and determined that the plan for sale criteria contained in SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) had been met. Accordingly, the carrying value of the property of $9.8 million has been separately presented as an “Asset held for sale” in current assets on the Condensed Consolidated Balance Sheet at July 31, 2004. Also in accordance with SFAS 144, the Sunnyvale property will not be depreciated while it is classified as held for sale. No impairment charge has been recorded because the carrying value of the Sunnyvale Property is less than its fair value net of estimated costs to sell.

Note 5: Goodwill

Wind River performed its annual test for goodwill impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2004. Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate which was assumed to be 17%, were determined using Wind River’s best estimates as of the date of the impairment review. Wind River completed its evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Note 6: Restructuring and Other Charges

Restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River and costs associated with the separation of Wind River’s former President and Chief Executive Officer, Thomas St. Dennis.

Restructuring Charges. As a result of decisions undertaken by Wind River regarding the cost structure of its business, Wind River implemented several restructuring programs from fiscal 2002 onwards. Wind River recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in the years ended January 31, 2004, 2003 and 2002, respectively. During fiscal 2005, Wind River undertook further limited restructurings in the areas of professional services and marketing which involved a headcount reduction of 41 employees. In addition, during the three months ended July 31, 2004, Wind River incurred charges associated with vacating an office in Canada. Wind River also incurred charges associated with restructurings from previous quarters. All charges have been calculated in accordance with the provisions of SFAS No. 146. “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” As a result, Wind River recorded restructuring charges of $819,000 and $812,000 in the three months ended July 31, 2004 and 2003, respectively, and $2.1 million and $812,000 during the six months ended July 31, 2004 and 2003, respectively. These charges were classified as operating expenses. Wind River expects to incur restructuring charges related to the office closure in Canada in future quarters in accordance with the provisions of SFAS 146.

As of July 31, 2004, the total restructuring liabilities related to the restructuring programs for the six months ended July 31, 2004 and fiscal years 2004 and 2003 were approximately $2.6 million. The following table summarizes the restructuring liabilities as of July 31, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	1,634	239	—	1,873
Non-cash charges	—	184	—	184

Total charges	1,634	423	—	2,057
Cash payments	(1,617)	(476)	(55)	(2,148)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of July 31, 2004	$1,373	$966	$237	$2,576

Wind River expects the workforce reductions implemented as a result of the restructuring program announced in fiscal 2004 and the first six months of fiscal 2005 to be substantially completed by the end of the third quarter of fiscal 2005.

Other Charges. Thomas St. Dennis, Wind River’s former President and Chief Executive Officer, resigned in June 2003. As a result, during the three months ended July 31, 2003, Wind River recorded a charge of $1.2 million relating to a provision against the value of an outstanding Secured Promissory Note made by Mr. St. Dennis. On February 25, 2004, Wind River signed a Separation Agreement with this officer under which Mr. St. Dennis assigned to Wind River all outstanding stock options and 126,000 shares of Wind River common stock that had been held as collateral for the note. In return, Wind River forgave the remaining principal and accrued interest relating to the note. For a more detailed discussion, please see Note 7, “Management Changes” in Notes to Consolidated Financial Statements in Wind River’s 2004 Form 10-K.

Note 7: Other Long-Term Debt

In April 2003, Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which Wind River borrowed $40.0 million during fiscal 2004. During the three months ended July 31, 2004, Wind River repaid the entire balance of the term loan and the related restricted investments that had been held as collateral for that facility were released. Of the original facility, $17.5 million is still available through October 15, 2005.

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities, net of taxes.

Comprehensive income (loss) for the three and six months ended July 31, 2004 and 2003 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$3,344	$(9,278)	$(459)	$(20,051)
Other comprehensive loss:

Foreign currency translation adjustments	(40)	236	183	405
Unrealized loss on investments	(767)	(734)	(2,051)	(1,336)
Reclassification adjustment for gains included in net loss	—	—	(513)	—

Other comprehensive loss	(807)	(498)	(2,381)	(931)

Total comprehensive income (loss)	$2,537	$(9,776)	$(2,840)	$(20,982)

Note 9: Net Income (Loss) Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation for the three and six months ended July 31, 2004 and 2003 is presented below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Shares used in basic net income (loss) per share computation	81,677	79,921	81,485	79,772
Effect of dilutive potential common shares	2,136	—	—	—

Shares used in diluted net income (loss) per share computation	83,813	79,921	81,485	79,772

The effect of assumed conversion of the 3.75% convertible subordinated notes into 6.2 million shares of Wind River’s common stock for the three and six months ended July 31, 2004 and 2003 is anti-dilutive, and is, therefore, excluded from the above computation. If Wind River had recorded net income for the six months ended July 31, 2004 and for the three and six months ended July 31, 2003, Wind River would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 2.2 million, 96,000 and 70,000, respectively. Because Wind River recorded a net loss for the six months ended July 31, 2004 and three and six months ended July 31, 2003, there is no difference between basic and diluted net loss per share.

Note 10: Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over a period of two years, of which $4.7 million had been repurchased through July 31, 2004. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan.

Note 11: Commitments and Contingencies

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Wind River believes the outcome of its outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Wind River is unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying condensed consolidated financial statements.

Note 12: Segment and Geographic Information

Wind River reports in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are attributed to geographic areas based on the country in which the customer is domiciled. Substantially all of Wind River’s long-lived assets, including goodwill, are located in North America. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues				Long-lived Assets
	Three Months Ended July 31,		Six Months Ended July 31,		As of July 31,	As of Jan. 31,
	2004	2003	2004	2003	2004	2003
	(In thousands)
North America	$31,174	$27,923	$60,571	$56,665	$167,017	$179,756
EMEA	14,761	11,799	27,054	22,532	5,121	5,782
Japan	8,451	7,352	15,335	12,719	2,303	2,523
Asia Pacific	5,052	3,339	9,250	7,040	289	210

Total	$59,438	$50,413	$112,210	$98,956	$174,730	$188,271

Revenue information on a product, subscription and services basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(In thousands)
Software license revenues	$13,493	$16,592	$26,785	$30,341
Production license revenues	17,718	12,121	31,190	25,219
Subscription revenues	12,332	4,129	21,837	6,500
Maintenance revenues	9,768	11,731	19,665	24,112
Other service revenues	6,127	5,840	12,733	12,784

Total	$59,438	$50,413	$112,210	$98,956

No single customer accounted for more than 10% of our total revenues during the three and six months ended July 31, 2004 or 2003.

Note 13: Subsequent Events

In September 2004, Wind River received the final assessment for a foreign tax audit. Wind River has recorded the impact of this final assessment in its financial statements for the three and six months ended July 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the sections below entitled “—Overview,” “—Liquidity and Capital Resources,”“ —Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report.

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. You should carefully review the risk factors described in the “—Factors That May Affect Our Future Results or the Market Price of Our Stock” section below and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (“2004 Form 10-K”), and the other quarterly and periodic reports we file. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

Overview

Wind River is a global leader in Device Software Optimization, or DSO. Our software is used to optimize the development and functionality of devices as diverse as digital imaging products, auto braking systems, Internet routers, jet fighter control panels and factory automation machines. Our products and professional services are used in multiple markets including aerospace and defense, digital consumer, automotive and industrial, and network infrastructure. Our products and services help customers enhance product performance, standardize designs across projects, reduce research and development costs and shorten product development cycles.

Recent Operating Results

The general economic downturn that commenced in 2001 in the United States and expanded to many other regions of the world during 2002 has adversely impacted our revenues and earnings over the last few years. This downturn has been especially pronounced in the high technology sector in general and the telecommunications sector in particular. Beginning in fiscal year 2002 and continuing through fiscal year 2004, we have experienced a decline in revenues and a loss of profitability, which we believe is attributable, at least in part, to this downturn. Our total revenues decreased 18% in fiscal 2004 compared to fiscal 2003, and decreased 29% in fiscal 2003 compared to fiscal 2002. Our net loss was $24.6 million, $106.9 million and $375.6 million, or a net loss of $0.31 per share, $1.35 per share and $4.84 per share in fiscal 2004, 2003 and 2002, respectively. On February 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) and, accordingly, we did not amortize any goodwill in fiscal 2004 or 2003. If we had not amortized goodwill in fiscal 2002, net loss would have been $306.9 million, or $3.96 per share.

Our revenues were $59.4 million and $50.4 million for the three months ended July 31, 2004 and 2003, respectively, and $112.2 million and $99.0 million for the six months ended July 31, 2004 and 2003, respectively. Net income was $3.3 million or $0.04 net income per share, for the three months ended July 31, 2004 compared to a net loss of $9.3 million or $0.12 net loss per share for the three months ended July 31, 2003. Net loss was $459,000 or $0.01 net loss per share for the six months ended July 31, 2004 compared to a net loss of $20.1 million or $0.25 net loss per share for the six months ended July 31, 2003. Although there appear to be signs that the economic downturn is ending, we cannot be certain that trend will continue or if it does that our revenues will increase as a result. Refer to “—Revenues” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock.” The economic downturn over the last three fiscal years has adversely affected, and may continue to adversely affect, our earnings and revenues. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.”

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

For additional information about our business and operating model, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption, “Executive Operating and Financial Summary” in our 2004 Form 10-K.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We review the accounting policies we use in reporting our results on a regular basis. The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are also areas in which our judgments in selecting among available accounting alternatives would not produce a materially different result. We have identified certain policies as critical to our business operation and to the understanding of our financial condition and results of operations, and our senior management have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors. Those policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexities are:

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

Results of Operations

Revenues

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues. Each source of revenue is recorded net of sales returns and other allowances, based on our historical experience. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model and fees for sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting. Subscription revenues consist of revenues from the licensing under our enterprise licensing model, of our Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Revenues for the six months ended July 31, 2003, when we introduced our Wind River Platforms, have been reclassified to conform to the current year presentation. These subscription revenues had been previously reported as part of product revenues due to their immateriality.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Product revenues	$31,211	$28,713	52%	57%	$57,975	$55,560	52%	56%
Subscription revenues	12,332	4,129	21	8	21,837	6,500	19	7
Service revenues	15,895	17,571	27	35	32,398	36,896	29	37

Total revenues, net	$59,438	$50,413	100%	100%	$112,210	$98,956	100%	100%

Total revenues increased 18% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and increased 13% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This was primarily due to higher customer demand for our software and hardware, improvement in production license revenues and increased investment in device software optimization solutions as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock.” The economic downturn over the last three fiscal years has adversely affected, and may continue to adversely affect, our earnings and revenues. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.”

Two significant trends have impacted, and will continue to impact, our reported revenue. Firstly, our subscription revenues have increased significantly relative to our software license and services revenues as a result of our introduction of the Wind River Platforms, which are sold under subscription licenses and contain a combination of products and services. As customers purchase more of our Wind River Platforms rather than stand-alone products and services, we would expect the reported software license and services revenues to decrease while our subscription revenues increase. Secondly, in the short term, the transition of customers to subscription licenses will affect the level of our overall revenues because we recognize fees under subscription licenses ratably over the subscription period, which is typically one year. In contrast, a significant proportion of the fees for stand-alone products licensed under our perpetual model, which are recorded as product revenues, are recognized at the time the transaction is completed. As a result, an order for a subscription license will result in lower current-quarter revenue than an equal sized order for a perpetual license. While we have experienced and expect to continue to experience an impact on overall revenues as a result of the transition to our Wind River Platforms, our deferred revenues have increased to $44.5 million at July 31, 2004 from $39.1 million at January 31, 2004 and we would expect this trend to continue during the transition to our Wind River Platforms.

Product Revenues. Revenues for our products sold under perpetual licenses are comprised of two components: upfront software license revenues and production license revenues. The table below sets forth information for such components.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Software license revenues	$13,493	$16,592	22%	33%	$26,785	$30,341	24%	31%
Production license revenues	17,718	12,121	30	24	31,190	25,219	28	25

Total product revenues	$31,211	$28,713	52%	57%	$57,975	$55,560	52%	56%

Software license revenues declined 19% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and declined 12% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This decline is due to the transition of our customers to our Wind River Platforms, which includes product as part of the subscription fee. We expect software license revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues increased 46% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and increased 24% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This increase was primarily due to our customers manufacturing more embedded devices that include our technology, especially in the digital consumer and networking segments, improvement in our execution in the area of customer compliance and reporting and improvement in our customers’ own quarterly reporting processes.

Subscription Revenues. Subscription revenues increased 199% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and increased 236% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under our enterprise license model. Thus, the significant increase in subscription revenues resulted from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future.

Service Revenues. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Maintenance revenues	$9,768	$11,731	16%	23%	$19,665	$24,112	18%	24%
Other service revenues	6,127	5,840	11	12	12,733	12,784	11	13

Total product revenues	$15,895	$17,571	27%	35%	$32,398	$36,896	29%	37%

Maintenance revenues declined 17% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and declined 18% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. This decline is primarily due to the transition of our customers to our Wind River Platforms, which include maintenance as part of the subscription fee. We expect maintenance revenues will continue to decline as the transition to our Wind River Platforms continues. Other service revenues increased 5% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and remained flat for the six months ended July 31, 2004 compared to the six months ended July 31, 2003. We generated $1.4 million and $2.3 million, in the three months ended July 31 2004 and July 31, 2003, respectively, and $1.7 million and $5.9 million in the six months ended July 31, 2004 and July 31, 2003, respectively, in revenue from fixed-price services contracts which are accounted for under the percentage-of-completion method of accounting. The majority of other service revenues are related to time and materials services contracts which are recognized as the related services are performed.

Revenues by Geography

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
North America	$31,174	$27,923	52%	55%	$60,571	$56,665	54%	57%
EMEA	14,761	11,799	25	23	27,054	22,532	24	23
Japan	8,451	7,352	14	15	15,335	12,719	14	13
Asia Pacific	5,052	3,339	9	7	9,250	7,040	8	7

Total revenues, net	$59,438	$50,413	100%	100%	$112,210	$98,956	100%	100%

Revenues from international sales increased 26% to $28.3 million in the three months ended July 31, 2004 from $22.5 million in the three months ended July 31, 2003 and increased 22% to $51.6 million in the six months ended July 31, 2004 from $42.3 million in the six months ended July 31, 2003. The overall increase for the three months ended July 31, 2004 compared to the three months ended July 31, 2003 was due to a 25% increase in revenues from Europe, the Middle East and Africa, or “EMEA,” a 15% increase in revenues from Japan, and a 51% increase in revenues from Asia Pacific. The overall increase for the six months ended July 31, 2004 compared to the six months ended July 31, 2003, was due to a 20% increase in revenues from EMEA, a 21% increase in revenues from Japan, and a 31% increase in revenues from Asia Pacific. Revenues from sales in North America increased 12% in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and increased 7% in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. The increases in revenues in each geographic area over these periods resulted primarily from improvements in the overall worldwide economy and in local economies. International revenues accounted for 48% and 45% of total revenues for the three months ended July 31, 2004 and 2003, respectively, and 46% and 43% of total revenues for the six months ended July 31, 2004 and 2003, respectively. International revenues increased as a percentage of total revenues in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 primarily due to the increase in production license revenues from our international geographies. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in local currencies.

Although our revenues in the three and six months ended July 31, 2004 increased compared to the three and six months ended July 31, 2003, we have since fiscal 2001 generally experienced declining revenues both quarter over quarter and year over year due to the economic downturn experienced in the past few years. Although there appear to be signs that this downturn is ending, we cannot be certain that trend will continue or if it does, that our revenues will increase as a result. Accordingly, forecasting and financial and strategic planning continue to be difficult for us. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business. In addition, our future success depends upon our ability to successfully transition customers to our Wind River Platforms and successfully implement our new business models. For further discussion about factors affecting our revenues see “—Factors That May Affect Our Future Results or the Market Price of Our Stock” below.

Cost of Revenue. Cost of Revenue consists of costs of product, subscription, service and amortization of purchased intangibles.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Product	$1,190	$2,977	4%	10%	$2,520	$5,720	4%	10%
Subscription	3,151	1,191	26	29	5,485	1,987	25	31
Service	7,831	9,427	49	54	16,763	19,117	52	52
Amortization of purchased intangibles	334	1,418			1,321	2,883

Total cost of revenues	$12,506	$15,013			$26,089	$29,707

Gross margin	$46,932	$35,400			$86,121	$69,249
Total revenues, net	79%	70%			77%	70%

Cost of Product. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software, amortization of capitalized software development costs and shipping costs. Cost of product decreased by 60%, or $1.8 million, in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and decreased by 56% or $3.2 million in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. Direct production costs and manufacturing and distribution costs decreased by $1.1 million and $2.2 million in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. The decrease in absolute dollars was due to decreased software license revenues, improved assembly pricing and a reduction in direct product costs and employee costs and related facility costs associated with manufacturing and distribution, as a result of our restructuring programs. Third party royalty costs decreased by $297,000 and $410,000 in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. The decline in product-related costs as a percentage of product revenues in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was related to the cost savings discussed above and increased production license revenues that have no associated cost of product. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Cost of subscription consists of subscription-related costs, including shipping costs and costs of providing subscription-related maintenance and support services, salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software and amortization of capitalized software development costs. Cost of subscription increased by 165%, or $2.0 million and by 176%, or $3.5 million, in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. Subscription-related production costs increased $777,000 and $1.4 million during the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. Subscription-related maintenance and support service costs increased $847,000 and $1.3 million during the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. Subscription-related services and training costs increased $337,000 and $803,000 during the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. The increase in absolute dollars in subscription costs in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was primarily due to the allocation of maintenance and support services costs and higher production costs and as a result of the related increase of subscription revenue. The decrease in cost of subscription revenues as a percentage of subscription revenues in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was due to the fact that the fixed cost elements of cost of revenue were spread over a higher revenue stream together with the reduced expenses as a result of the various restructuring programs. We expect cost of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the transition of existing customers from perpetual-based licenses to the enterprise license model. Cost of subscriptions may be affected in the future by costs of providing maintenance and support services, direct production costs, amortization of capitalized software development costs and royalty costs for use of third party software in our products.

Cost of Service. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers, infrastructure costs to manage a services organization, and costs to recruit, develop and retain services professionals. Cost of service decreased by 17%, or $1.6 million and by 12%, or $2.4 million, in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. The decrease in absolute dollars of service costs was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs. We realized overall cost reductions of $1.7 million and $2.4 million in professional service costs relating primarily to internal payroll and external contractor costs in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. The cost of maintenance and training was essentially flat during the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003. The decrease in cost of service as a percentage of service revenue in the three months ended July 31, 2004 compared to July 31, 2003 was due to our restructuring programs initiated in this area. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was due to a lower amortizable base of purchased intangible assets. The remaining balance of purchased intangibles is expected to be fully amortized during the third quarter of fiscal 2005.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on worldwide headcount data. Information technology allocated costs includes salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs, and depreciation expense for fixed assets. Facilities allocated costs include facility rent for leased offices, site maintenance, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs includes straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, and furniture and office equipment. Operating expenses declined as a percentage of revenues during the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 due to revenues increasing at a faster rate than operating costs and in some cases, operating costs declining as a result of savings achieved from our restructuring programs.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses, sales commissions and travel costs.

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
Selling and marketing	$22,625	$20,674	9%	$43,584	$44,118	(1)%
As a percentage of total revenues	38%	41%		39%	45%

The increase in absolute dollars of selling and marketing expenses in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 was due to increased salaries and related fringe benefits costs of $1.6 million, sales commissions of $1.3 million offset by a reduction of facility costs and information technology (IT) and facility allocation costs of $886,000. Salaries and related fringe benefit costs increased due to an increased investment in the sales organization and sales commission costs increased due to the related increase in revenue. Costs allocated for IT and facility expenses decreased due to reduced IT costs and a continued reduction in overall facility costs both as a result of our restructuring programs and cost savings initiatives. The slight decrease in the six months ended July 31, 2004 compared to the six months ended July 31, 2003 was due increased salary and related fringe costs of $1.1 million, sales commissions of $867,000 and distributor commissions of $546,000 offset by decreased facility costs and IT and facility allocation costs of $2.0 million and marketing expenses of $503,000. Salaries and related fringe benefit costs and sales commission costs increased and IT and facility costs decreased for the reasons discussed above. Distributor commissions increased as a result of increased use of distributors and sales agents in geographical areas where we have reduced headcount in sales employees and marketing expenses decreased primarily due to savings in trade show expenditures. We expect an increase in absolute dollars of selling and marketing expenses in both the short and long term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
Product development and engineering	$14,215	$14,083	1%	$29,331	$28,432	3%
As a percentage of total revenues	24%	28%		26%	29%

Product development and engineering expenses were relatively flat in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003. Research and development programs are designed to ensure that our products continue to meet our customer’s demands and new product development efforts. We received $1.4 million and $610,000 in the three months ended July 31, 2004 and 2003, respectively, and $2.0 million and $1.8 million in the six months ended July 31, 2004 and 2003, respectively, of funded research and development which offset our gross research and development expenses. The increase in funded research and development in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 was offset by a number of smaller increases in spending in other areas. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. Product development and engineering expenses may also fluctuate due to the capitalization of expenses in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short term. However, we expect an increase in absolute dollars in the long term as we focus on research and development to drive long-term growth.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
General and administrative	$5,189	$6,421	(19)%	$10,399	$13,910	(25)%
As a percentage of total revenues	9%	13%		9%	14%

The decrease in absolute dollars and as a percentage of revenue of general and administrative expenses in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was primarily due to our restructuring programs and our on-going cost control measures. We realized $1.5 million and $3.3 million in payroll-related cost reductions and $861,000 and $281,000 in consulting costs reductions for the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. Accounting and tax services increased $722,000 and $546,000 in the three and six months ended July 31, 2004, respectively, compared to the three and six months ended July 31, 2003, primarily due to the additional requirements of the Sarbanes-Oxley Act of 2002. Rent expense decreased $474,000 for the six months ended July 31, 2004 compared to the six months ended July 31, 2003, respectively, due to the purchase of our Alameda campus in April 2003. We expect general and administrative costs to continue to decline in the short term as we continue to realize the benefits of on-going cost control measures. However, we expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles. Amortization of other intangibles relates to amortization of other intangible assets acquired through purchase acquisitions. The decrease in amortization in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003 was due to a lower amortizable base of other intangible assets. The remaining balance is expected to be fully amortized in the third quarter of fiscal 2005.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs implemented by us and costs associated with the separation of our former President and Chief Executive Officer, Thomas St. Dennis.

Restructuring Charges. As a result of decisions undertaken by us regarding the cost structure of our business, we have implemented several restructuring programs from fiscal 2002 onwards. We recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in the years ended January 31, 2004, 2003 and 2002, respectively. During fiscal 2005, we have undertaken further limited restructurings in the areas of professional services and marketing which involved a headcount reduction of 41 employees. In addition, during the three months ended July 31, 2004, we incurred charges associated with vacating an office in Canada. We also incurred charges associated with restructurings from previous quarters calculated in accordance with the provisions of SFAS No. 146. “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and SFAS No. 112 “Employers’ Accounting for Postemployment Benefits.” As a result, we recorded restructuring charges of $819,000 and $812,000 in the three months ended July 31, 2004 and July 31, 2003, respectively, and $2.1 million and $812,000 during the six months ended July 31, 2004 and 2003, respectively. These charges were classified as operating expenses. We expect to incur restructuring charges related to the office closure in Canada in future quarters in accordance with the provisions of SFAS 146.

For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock.” Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of July 31, 2004, our total restructuring liabilities related to our restructuring programs for the three months ended July 31, 2004 and fiscal years 2004 and 2003 were approximately $2.6 million. The following table summarizes our restructuring liabilities as of July 31, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	1,634	239	—	1,873
Non-cash charges	—	184	—	184

Total charges	1,634	423	—	2,057
Cash payments	(1,617)	(476)	(55)	(2,148)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of July 31, 2004	$1,373	$966	$237	$2,576

We expect the workforce reductions implemented as a result of the restructuring program announced in fiscal 2004 and the first six months of fiscal 2005 will be substantially completed by the end of the third quarter of fiscal 2005.

    Other Charges. Thomas St. Dennis, our former President and Chief Executive Officer, resigned in June 2003. As a result, during the three months ended July 31, 2003, we recorded a charge of $1.2 million relating to a provision against the value of an outstanding Secured Promissory Note made by Mr. St. Dennis. On February 25, 2004, we signed a Separation Agreement with this officer under which Mr. St. Dennis assigned to us all outstanding stock options and 126,000 shares of Wind River common stock that had been held as collateral for the note. In return, we forgave the remaining principal and accrued interest relating to the note. For a more detailed discussion, please see Note 7, “Management Changes” in Notes to Consolidated Financial Statements in our 2004 Form 10-K.

Goodwill. We performed our annual test for goodwill impairment as required by SFAS 142 as of June 30, 2004. We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Impairment of Purchased Intangibles. During the three months ended July 31, 2004, we recorded an aggregate charge of $1.4 million related to the impairment of certain purchased technologies related to a previous acquisition. The impairment was based upon a change in the long-term strategic plan for these technologies. The impaired amount was measured as the amount by which the carrying amount exceeded the respective present value of the estimated future cash flows for these purchased technologies.

Other Income (Expense)

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Interest income	$1,646	$2,137	3%	4%	$3,353	$4,967	3%	5%
Interest expense	(1,798)	(1,876)	(3)	(4)	(3,657)	(3,587)	(3)	(3)
Other income (expense), net	(212)	579	(1)	2	342	1,132	—	1

Total other income (expense)	$(364)	$840	(1)%	2%	$38	$2,512	—%	3%

Interest Income. Interest income declined 23%, or $491,000, in the three months ended July 31, 2004 compared to the three months ended July 31, 2003 and declined 32%, or $1.6 million in the six months ended July 31, 2004 compared to the six months ended July 31, 2003. The decrease in interest income was primarily due to a decrease in our investment balances arising from the payout of our term loan and lower amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted investments totaled $236.9 million and $260.8 million as of July 31, 2004 and January 31, 2004, respectively.

Interest Expense. Interest expense decreased $78,000 and increased $70,000 in the three and six months ended July 31, 2004 compared to the three months ended July 31, 2003, respectively. We incur interest expense on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. Additionally, since April 2003 through July 2004, we incurred interest of approximately $184,000 per quarter on our loan facility with Wells Fargo. The facility was fully paid in July 2004.

Other Income (Expense), net. Other income (expense) decreased $791,000 and $790,000 in the three and six months ended July 31, 2004 compared to the three and six months ended July 31, 2003, respectively. During the six months ended July 31, 2004, other income (expense) included income of $513,000 and during the three and six months ended July 31, 2003, included income of $200,000 and $616,000, respectively, associated with gains on the sale of investments and technology.

Provision For Income Taxes

Despite incurring net losses for the six months ended July 31, 2004 and 2003, we had a tax provision of $250,000 and $609,000 for the three months ended July 31, 2004 and 2003, respectively, and a tax provision of $950,000 and $1.2 million for the six months ended July 31, 2004 and 2003, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes. The decrease in the tax provision is primarily due to an increase in foreign withholding taxes stemming from an increase in international revenue offset by the benefit arising from a final assessment of a foreign tax audit. As of January 31, 2004, our deferred tax assets were fully valued based on our determination that these assets will probably not be realized.

Post Close Events

After our announcement on August 17, 2004 of our preliminary financial results for the three months ended July 31, 2004, we received a final assessment for a foreign tax audit. As a result, in accordance with GAAP, the preliminary financial results have been adjusted to increase net income by $1.0 million to reflect this final assessment.

Liquidity and Capital Resources

As of July 31, 2004, we had working capital of approximately $38.9 million, and cash, cash equivalents and investments of approximately $236.9 million, which included $22.8 million of cash and cash equivalents, $39.0 million of short-term investments and $175.1 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

Our consolidated statement of cash flows is summarized below:

	Six Months Ended July 31,
	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$13,091	$(17,183)
Net cash provided by (used in) investing activities	10,019	(33,776)
Net cash provided by (used in) financing activities	(32,328)	41,083

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the six months ended July 31, 2004, our operating activities provided net cash of $13.1 million compared to net cash used of $17.2 million in the six months ended July 31, 2003.

Net cash provided by operating activities for the six months ended July 31, 2004, consisted of cash provided by operations of $8.1 million and an increase in cash of $5.0 million arising from changes in assets and liabilities. During the six months ended July 31, 2004, we paid $2.1 million relating to our restructuring activities, primarily severance costs. The cash paid for restructuring activities was offset primarily by a decrease in accounts receivable, net, of $3.3 million mainly due to strong cash collections and an increase in deferred revenue of $5.8 million relating primarily to customer adoption of our Wind River Platforms under the enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year.

Net cash used in operating activities for the six months ended July 31, 2003, consisted of cash used by operations of $5.0 million and a decrease in cash of $12.2 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs of $15.2 million offset by a decrease in accounts receivable of $4.8 million.

Cash from operations includes net loss of $459,000 and $20.1 million offset primarily by depreciation and amortization of $6.1 million and $10.7 million in the six months ended July 31, 2004 and 2003, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $10.0 million and used net cash of $33.8 million in the six months ended July 31, 2004 and 2003, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $2.4 million and $58.5 million for the six months ended July 31, 2004 and 2003, respectively, of which $57.4 million in the six months ended July 31, 2003, represented the purchase price of our headquarters campus. During the six months ended July 31, 2004 and 2003, the net decrease in our restricted investments was $45.2 million and $14.2 million, respectively. The decrease for the three months ended July 31, 2004 was due to the release of the restricted investments that had been held as collateral for our facility term loan. The net reduction for the six months ended July 31, 2003, resulted from the release of restricted cash associated with our synthetic leases previously related to our headquarters campus offset by the restricted cash being held to secure the loan facility.

Our financing activities used net cash of $32.3 million and provided net cash of $41.1 million in the six months ended July 31, 2004 and 2003, respectively. During the six months ended July 31, 2004, we repaid the entire balance of $40.0 million of our term loan. During the six months ended July 31, 2003, the primary source of cash was $40.0 million that we borrowed under the loan facility.

In June 2002, the Board of Directors authorized a stock repurchase program to enable us to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, we may, but are not required to, purchase up to $30.0 million of our common stock over a period of two years, of which $4.7 million had been repurchased through July 31, 2004. In June 2004, the Board of Directors extended the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan.

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

Commitments

In April 2003, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of

$20.0 million, of which we borrowed $40.0 million. During the three months ended July 31, 2004, we repaid the entire balance of the term loan and the related restricted investments that had been held as collateral for that facility were released. Of the original facility, $17.5 million is still available through October 15, 2005.

Contractual Obligations

As of July 31, 2004, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$166,875	$5,625	$161,250	$—	$—
Operating leases (2)	29,533	5,745	10,300	4,123	9,367

	$196,408	$11,370	$171,550	$4,123	$9,367

(1)	Consists of $150.0 million 3.75% convertible subordinated notes.
(2)	Minimum future sublease income to be received under noncancelable subleases is approximately $1.2 million.

In February 2004, we decided to implement the next version of our enterprise resource planning system. To date, we have incurred an aggregate of $2.1 million and $2.9 million of external costs in the three and six months ended July 31, 2004, respectively. Of these costs, $1.4 million and $1.8 million have been capitalized during the three and six months ended July 31, 2004, respectively. We currently have further committed expenditures of $706,000 in relation to the project, which we expect to be incurred during the third quarter of fiscal 2005.

Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions. Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on terms we deem to be favorable to us. If we are unable to obtain financing that we need in the future, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As of July 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In November 2002, we introduced our Wind River Platforms, which are licensed under a new enterprise license model that includes subscription licenses rather than our traditional perpetual licenses. We are still in the process of transitioning customers to our Wind River Platforms and it is possible that our enterprise license model will not continue to be successful. There is a risk that we will not be able to continue our rate of transitioning customers or that those customers who have not already transitioned may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the continued transition to the enterprise license model could cause us to incur unanticipated administrative and other costs. In any such event, our future revenue and earnings could be below our expectations.

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

The strategy for our Wind River Platforms is to seek enterprise-wide adoption in contrast to our traditional perpetual model, which was sold at the specific project level. As a result, instead of dealing primarily with the engineer leading and making decisions for individual projects, we are now focused on more strategic decision makers, which leads to longer sales lead times and, ultimately, more complex and time consuming negotiations. If we do not successfully educate our current and potential customers of the value associated with the Wind River Platforms or are unable to negotiate and close such transactions, our revenues and results of operations may be adversely affected.

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

We have recently announced an option for our Wind River Platform customers that eliminate production license fees, which, if adopted by our customers, could adversely impact our revenues.

Our Wind River Platforms, as well as our stand-alone operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we traditionally received production license fees for each copy of our software products embedded in the customers’ products. In response to market demand, we recently introduced a production license-free option in which qualifying customers may elect to pay a larger upfront fee in lieu of paying production license fees. Production license fees have traditionally been a significant portion of our revenue, representing 30% and 24% of our total revenues in the three months ended July 31, 2004 and 2003, respectively, and 28% and 25% of our total revenues in the six months ended July 31, 2004 and 2003, respectively. We cannot be certain that the upfront fees will be sufficient to offset the loss of production license fee revenue. If that were to occur, our revenues and earning would likely decline. Additionally, customers may not accept this alternative and may choose to purchase products from our competitors or use royalty-free software instead of purchasing our products under either a production license agreement or under the new option, either of which would have an adverse impact on our revenues and earnings.

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

Beginning in late fiscal 2004, we adopted a strategy to address the open source market. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

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

In each of fiscal 2002, 2003, 2004 and the six months ended July 31, 2004, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,177 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $2.1 million, $2.2 million, $32.7 million and $21.7 million in the six months ended July 31, 2004, fiscal 2004, 2003 and 2002, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to profitability as a result of our restructuring plans.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•	acceptance by our customers of our Wind River Platforms;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenue;

•	the mix of our revenues as between sales of products that have more up-front revenue, subscriptions that have more deferred revenue and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenue and operating results to fluctuate significantly. Results from prior periods are thus not necessarily indicative of the results of future periods.

We have substantial financial commitments, which could make it difficult for us to obtain financing and deplete our cash reserves. Additionally, these commitments could be accelerated in certain circumstances, which could have a material adverse effect on our financial condition, results of operations and cash flows.

As of July 31, 2004, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of July 31, 2004, we had cash and cash equivalents of $22.8 million, short-term investments of $39.0 million and investments with maturities of greater than one year of $175.1 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

We face intense competition in the device software industry, which could decrease demand for our products or cause us to reduce our prices.

The Device Software Optimization industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop device systems in-house, it is difficult to assess the impact of competition on our business and our related share of the markets that we operate in. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

In addition, a key component of our open source strategy is our partnership with Red Hat. If this partnership is successful, Red Hat and Wind River will drive a more standardized Linux in the device market and align our respective offerings. If this relationship is not successful, it may adversely affect our open source strategy, which in turn could have a negative impact on our financial condition and results of operations.

If we do not continue to address new and rapidly changing markets and increasingly complex technologies successfully and deliver our products on a timely basis, our revenues and operating results will decline.

The Device Solution Optimization market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, or if the new products we develop are not attractive to our customers, sales of our products could decline.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time.

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses were $56.7 million, or 28% of total revenues, for the fiscal year ended January 31, 2004 compared to $74.0 million, or 30% of total revenues, for the fiscal year ended January 31, 2003. Our product development and engineering expenses were $14.2 million, or 24% of total revenues, in the three months ended July 31, 2004 compared to $14.1 million, or 28% of total revenues, in the three months ended July 31, 2003 and were $29.3 million, or 26% of total revenues, in the six months ended July 31, 2004 compared to $28.4 million, or 29% of total revenues, in the six months ended July 31, 2003. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2004, revenues from international sales were $89.6 million, or 44% of total revenues, as compared to $103.6 million, or 42%, of total revenue for fiscal 2003. In the three months ended July 31, 2004, our revenues from international sales were $28.3 million, or 48% of total revenues compared to $22.5 million, or 45% of total revenues for the three months ended July 31, 2003 and were $51.6 million, or 46% of total revenues for the six months ended July 31, 2004 compared to $42.3 million, or 43% of total revenues for the six months ended July 31, 2003. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2004 our stock had a high sales price of $9.70 and a low sales price of $2.71 and, during the six months ended July 31, 2004, our stock had a high sales price of $12.97 and a low sales price of $7.87. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal controls, and while we believe that we currently have adequate internal control procedures in place, this exercise may cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers

impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or The Nasdaq National Market and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt obligations.

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

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations would depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2004 we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell

Currency:	GBP	EURO	JPY
Amount:	£2,700,000	€1,550,000	¥335,500,000
Rate:	1.8473	1.231	109.23
USD Equivalent:	$4,987,710	$1,908,050	$3,071,501
Maturity Date:	8/12/04	8/12/04	8/12/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2004. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2004. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 9, 2004, the following matters were submitted to a vote of the security holders:

(1) To elect the following individuals to serve as directors of Wind River:

Name	Votes For	Votes Withheld
John C. Bolger	74,307,611	2,520,642
William B. Elmore	75,500,610	3,327,643
Jerry L. Fiddler	73,518,814	3,309,439
Narendra K. Gupta	74,022,048	2,806,205
Grant M. Inman	72,855,619	3,972,634
Harvey C. Jones	74,811,110	2,017,143
Kenneth R. Klein	73,890,748	2,937,505
Standish O’Grady	74,023,733	2,804,520

(2) To ratify the selection of PricewaterhouseCoopers LLP as Wind River’s independent accountants.

Votes For	Votes Against	Votes Abstaining
75,015,947	1,782,141	30,165

ITEM 6. EXHIBITS

Exhibit No.	Description

3.3	Certificate of Amendment to Amended and Restated Bylaws of Wind River Systems, Inc., amended effective June 9, 2004.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)/and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: September 9, 2004
By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary