Form 10-Q
period 2004-10-31
WIND RIVER SYSTEMS INC
filed 2004-12-10
CIK 833829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-21342

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

As of November 30, 2004, there were 82,956,302 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Revenues, net:
Product	$32,230	$27,957	$90,205	$83,517
Subscription	12,387	5,995	34,224	12,495
Service	15,378	15,634	47,776	52,530

Total revenues, net	59,995	49,586	172,205	148,542

Cost of revenues:
Product	1,690	2,323	4,210	8,043
Subscription	2,876	1,551	8,361	3,538
Service	7,581	8,705	24,344	27,822
Amortization of purchased intangibles	309	1,297	1,630	4,180

Total cost of revenues	12,456	13,876	38,545	43,583

Gross profit	47,539	35,710	133,660	104,959

Operating expenses:
Selling and marketing	23,038	20,937	66,622	65,055
Product development and engineering	15,010	13,790	44,341	42,222
General and administrative	5,324	6,181	15,723	20,091
Amortization of other purchased intangibles	230	168	527	860
Restructuring and other charges	313	971	2,370	2,987
Impairment of purchased intangibles	—	—	—	1,400

Total operating expenses	43,915	42,047	129,583	132,615

Income (loss) from operations	3,624	(6,337)	4,077	(27,656)
Other income (expense):
Interest income	1,629	2,104	4,982	7,071
Interest expense	(1,768)	(1,863)	(5,425)	(5,451)
Other income (expense), net	(531)	(170)	(189)	963

Total other income (expense)	(670)	71	(632)	2,583

Income (loss) before provision for income taxes	2,954	(6,266)	3,445	(25,073)
Provision for income taxes	690	667	1,640	1,911

Net income (loss)	$2,264	$(6,933)	$1,805	$(26,984)

Basic and diluted net income (loss) per share	$0.03	$(0.09)	$0.02	$(0.34)

Shares used in per share calculation
Basic	82,391	80,496	81,909	79,924
Diluted	85,134	80,496	84,370	79,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,596	$32,254
Short-term investments	41,978	19,580
Accounts receivable, net	50,587	43,153
Prepaid and other current assets	13,801	10,301
Asset held for sale	9,848	—

Total current assets	150,810	105,288
Investments	177,125	162,661
Property and equipment, net	80,605	92,388
Goodwill	84,428	84,428
Other intangibles, net	—	2,184
Other assets	8,498	9,271
Restricted investments	—	46,332

Total assets	$501,466	$502,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$2,744
Accrued liabilities	21,744	15,721
Accrued restructuring costs	1,694	2,851
Accrued compensation	19,324	16,533
Income taxes payable	2,130	2,559
Deferred revenues	52,768	39,128

Total current liabilities	99,048	79,536

Long-term deferred revenues	5,262	—
Convertible subordinated notes	150,000	150,000
Other long-term debt	—	40,000

Total liabilities	254,310	269,536

Stockholders’ equity:
Common stock, par value $0.001, 325,000 shares authorized; 84,669 and 82,743 shares issued as of October 31, 2004 and January 31, 2004, respectively; 82,800 and 80,807 shares outstanding as of October 31, 2004 and January 31, 2004, respectively	85	83
Additional paid-in capital	765,369	753,257
Loan to stockholder	—	(1,872)
Treasury stock, 1,869 and 1,936 shares at cost as of October 31, 2004 and January 31, 2004, respectively	(32,520)	(32,860)
Accumulated other comprehensive loss	(2,393)	(468)
Accumulated deficit	(483,385)	(485,124)

Total stockholders’ equity	247,156	233,016

Total liabilities and stockholders’ equity	$501,466	$502,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,805	$(26,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	8,784	15,198
Non-cash compensation, including 401(k) match and stock compensation	1,378	2,131
Interest on loan to stockholder	—	59
Restructuring charge	2,370	1,787
Gain on investments and sale of technology	(513)	(416)
Provision for loan to stockholder, net	—	1,200
Impairment of purchased intangibles	—	1,400
Changes in assets and liabilities:
Accounts receivable, net	(7,088)	5,999
Prepaid and other current assets	(3,500)	2,071
Accounts payable	(1,386)	(566)
Accrued restructuring costs	(3,343)	(16,754)
Accrued liabilities	5,146	(1,938)
Accrued compensation	2,665	535
Income taxes payable	(429)	(3,029)
Deferred revenues	18,444	4,086
Other assets	1,494	1,678

Net cash provided by (used in) operating activities	25,827	(13,543)

Cash flows from investing activities:
Acquisition of property and equipment	(4,136)	(59,130)
Purchase of investments	(136,327)	(147,787)
Sales of investments	52,893	85,154
Maturities of investments	44,359	72,026
Net reduction in restricted investments	46,100	14,164
Acquisition, net of cash	—	(175)
Proceeds from investments and sale of technology	683	416

Net cash provided by (used in) investing activities	3,572	(35,332)

Cash flows from financing activities:
Issuance of common stock	12,882	1,312
Borrowings (repayment) related to term loan	(40,000)	40,000

Net cash provided by (used in) financing activities	(27,118)	41,312

Effect of exchange rate changes on cash and cash equivalents	61	537

Net increase (decrease) in cash and cash equivalents	2,342	(7,026)
Cash and cash equivalents at beginning of period	32,254	31,938

Cash and cash equivalents at end of period	$34,596	$24,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

Wind River Systems, Inc. (“Wind River”) has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 14, 2004 (“2004 Form 10-K”).

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2005. Certain prior period balances have been reclassified to conform to the current period presentation.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Note 2: Stock-Based Compensation

Wind River issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. Wind River accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Wind River applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

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

Pro Forma Disclosures. Under SFAS 123, the fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and nine months ended October 31, 2004 and 2003:

	Three and Nine Months Ended October 31,
	2004	2003
Risk free interest rate	3.10%	3.35%
Expected volatility	81.8%	84.3%
Expected option life (in years)	4.06	4.89
Expected dividends	—	—

The weighted average fair value per share of employee options granted during the three months ended October 31, 2004 and 2003 was $7.18 and $4.69, respectively, and the weighted average fair value per share of options granted during the nine months ended October 31, 2004 and 2003 was $6.13 and $4.62, respectively.

The fair value of employees’ stock purchase rights under Wind River’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases made during the three months ended October 31, 2004 and 2003:

	Three Months Ended October 31,
	2004	2003
Risk free interest rate	1.91%	1.22%
Expected volatility	56.8%	81.6%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended October 31, 2004 was $3.60, as compared to a weighted average fair value of $1.52 per share during the three months ended October 31, 2003.

Had compensation expense under these employee arrangements been determined pursuant to SFAS 123, Wind River’s net income (loss) and net income (loss) per share for the three and nine months ended October 31, 2004 and 2003 would have changed to the pro forma amounts indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss):
As reported	$2,264	$(6,933)	$1,805	$(26,984)
Add: Stock-based compensation expense included in net loss, net of tax	—	428	—	640
Less: Stock-based compensation expense determined under fair-value-based method for all awards, net of tax	4,781	11,901	12,443	22,745

Pro forma net loss	$(2,517)	$(18,406)	$(10,638)	$(49,089)

Net income (loss) per share:
Basic and diluted—as reported	$0.03	$(0.09)	$0.02	$(0.34)
Basic and diluted—pro forma	$(0.03)	$(0.23)	$(0.13)	$(0.61)

The pro forma amounts include compensation expense related to employee stock option grants and stock purchases. The effects of applying SFAS 123 on pro forma disclosures of net income (loss) and net income (loss) per share in the three and nine months ended October 31, 2004 and 2003 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future fiscal periods.

During the three and nine months ended October 31, 2003, Wind River recorded charges of $428,000 and $640,000, respectively, relating to employee options previously granted to Wind River’s former President and Chief Executive Officer who resigned in June 2003.

Note 3: Derivative Financial Instruments

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of October 31, 2004, we had outstanding contracts for the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	£2,400,000	€1,800,000	¥135,100,000
Rate:	1.7914	1.2331	109.57
USD Equivalent:	$4,299,360	$2,219,580	$1,233,002
Maturity Date:	11/16/04	11/16/04	11/16/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2004, the change in fair value of the above contracts was not significant.

Note 4: Asset Held for Sale

As a result of Wind River’s workforce reductions and relocation of certain departments to its Alameda headquarters during fiscal year 2004 and the first six months in fiscal 2005, Wind River has excess office space in a building that it owns in Sunnyvale, California. During the three months ended July 31, 2004, Wind River announced a plan to market and dispose of the building and associated land in Sunnyvale (“Sunnyvale Property”). Wind River believes it is probable that the property will be sold within one year from July 31, 2004 and determined that the plan for sale criteria contained in SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) had been met. Accordingly, the carrying value of the property of $9.8 million has been separately presented as an “Asset Held for Sale” in current assets on the Condensed Consolidated Balance Sheet at October 31, 2004. Also in accordance with SFAS 144, the Sunnyvale property will not be depreciated while it is classified as held for sale. No impairment charge has been recorded because the carrying value of the Sunnyvale Property is less than its fair value net of estimated costs to sell. Subsequent to October 31, 2004, the Sunnyvale Property was in fact sold. See Note 14 “Subsequent Events” for further discussion.

Note 5: Goodwill

Wind River performed its annual test for goodwill impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2004. Wind River currently operates in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate which was assumed to be 17%, were determined using Wind River’s best estimates as of the impairment review. Wind River completed its evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Note 6: Restructuring and Other Charges

Restructuring and other charges consist of costs associated with restructuring programs implemented by Wind River and in fiscal 2004, costs associated with the separation of Wind River’s former President and Chief Executive Officer, Thomas St. Dennis.

Restructuring Charges. As a result of decisions undertaken by Wind River regarding the cost structure of its business, Wind River implemented several restructuring programs from fiscal 2002 onwards. Wind River recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in the years ended January 31, 2004, 2003 and 2002, respectively. During fiscal 2005, Wind River undertook further limited restructurings in the areas of professional services and marketing which involved a headcount reduction of 47 employees. Wind River also incurred charges associated with restructurings from previous quarters. In addition, during the second quarter of fiscal 2005, Wind River incurred charges associated with vacating an office in Canada and in the third quarter of fiscal 2005, incurred charges associated with employee litigation as a result of previous restructurings. Additionally, in the third quarter of fiscal 2005, Wind River adjusted $446,000 in employee related items which includes outplacement fees, COBRA fees and employer related taxes. All charges have been calculated in accordance with the provisions of SFAS No. 146. “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” and Staff Accounting Bulletin No. 100 (“SAB 100”). As a result, Wind River recorded restructuring charges of $313,000 and $971,000 in the three months ended October 31, 2004 and 2003, respectively, and $2.4 million and $1.8 million during the nine months ended October 31, 2004 and 2003, respectively. These charges were classified as operating expenses. Wind River expects to incur restructuring charges related to the office closure in Canada in future quarters in accordance with the provisions of SFAS 146.

As of October 31, 2004, the total restructuring liabilities related to the restructuring programs for the nine months ended October 31, 2004 and fiscal year 2003 were approximately $1.7 million. The following table summarizes the restructuring liabilities as of October 31, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	1,899	167	566	2,632
Non-cash charges	—	184	—	184
Reversals	(446)	—	—	(446)

Total charges	1,453	351	566	2,370
Cash payments	(2,541)	(747)	(55)	(3,343)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of October 31, 2004	$268	$623	$803	$1,694

Wind River expects the workforce reduction liability to be paid out by the first quarter of fiscal 2006.

Other Charges. Thomas St. Dennis, Wind River’s former President and Chief Executive Officer, resigned in June 2003. During the three months ended July 31, 2003, Wind River recorded a charge of $1.2 million, in other charges, relating to a provision against the value of an outstanding Secured Promissory Note made by Mr. St. Dennis. On February 25, 2004, Wind River signed a Separation Agreement with this officer under which Mr. St. Dennis assigned to Wind River all outstanding stock options and 126,000 shares of Wind River common stock that had been held as collateral for the note. In return, Wind River forgave the remaining principal and accrued interest relating to the note. For a more detailed discussion, please see Note 7, “Management Changes” in Notes to Consolidated Financial Statements in Wind River’s 2004 Form 10-K.

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

Note 8: Provision for Income Taxes

During the three months ended July 31, 2004, Wind River realized a benefit of $1.0 million arising from a final assessment of a foreign tax audit.

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

Comprehensive income (loss) for the three and nine months ended October 31, 2004 and 2003 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$2,264	$(6,933)	$1,805	$(26,984)
Other comprehensive income (loss):
Foreign currency translation adjustments	167	(254)	350	151
Unrealized gain (loss) on investments	289	(97)	(1,762)	(1,433)
Reclassification adjustment for gains included in net income	—	—	(513)	—

Other comprehensive income (loss)	456	(351)	(1,925)	(1,282)

Total comprehensive income (loss)	$2,720	$(7,284)	$(120)	$(28,266)

Note 10: Net Income (Loss) Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation for the three and nine months ended October 31, 2004 and 2003 is presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands)
Shares used in basic net income (loss) per share computation	82,391	80,496	81,909	79,924
Effect of dilutive potential common shares	2,743	—	2,461	—

Shares used in diluted net income (loss) per share computation	85,134	80,496	84,370	79,924

The effect of assumed conversion of the 3.75% convertible subordinated notes into 6.2 million shares of Wind River’s common stock for the three and nine months ended October 31, 2004 and 2003 is anti-dilutive, and is, therefore, excluded from the above computation. If Wind River had recorded net income for the three and nine months ended October 31, 2003, Wind River would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 739,000 and 123,000 shares, respectively. Because Wind River recorded a net loss for the three and nine months ended October 31, 2003, there is no difference between basic and diluted net loss per share for these periods.

Note 11: Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over a period of two years, of which $4.7 million had been repurchased through October 31, 2004. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan.

Note 12: Commitments and Contingencies

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

Note 13: Segment and Geographic Information

Wind River reports in one industry segment—technology for embedded operating systems. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East and Africa), Japan, and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled. Substantially all of Wind River’s long-lived assets, including goodwill, are located in North America. The distribution of revenues and long-lived assets, net of depreciation and amortization, by geographic location is as follows:

	Revenues				Long-lived Assets
	Three Months Ended October 31,		Nine Months Ended October 31,		As of October 31,	As of January 31,
	2004	2003	2004	2003	2004	2004
	(In thousands)
North America	$33,268	$27,382	$93,839	$84,047	$166,018	$179,756
EMEA	13,155	11,709	40,209	34,241	4,833	5,782
Japan	9,481	6,811	24,816	19,530	2,349	2,523
Asia Pacific	4,091	3,684	13,341	10,724	331	210

Total	$59,995	$49,586	$172,205	$148,542	$173,531	$188,271

Revenue information on a product, subscription and services basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(In thousands)
Software license revenues	$12,221	$14,221	$39,006	$44,561
Production license revenues	20,009	13,736	51,199	38,956
Subscription revenues	12,387	5,995	34,224	12,495
Maintenance revenues	9,555	10,698	29,219	34,810
Other service revenues	5,823	4,936	18,557	17,720

Total	$59,995	$49,586	$172,205	$148,542

No single customer accounted for more than 10% of our total revenues during the three and nine months ended October 31, 2004 or 2003.

Note 14: Subsequent Events

On November 19, 2004, Wind River sold to a third party the Sunnyvale Property as discussed in Note 4, “Asset Held for Sale” above for cash consideration, net of selling costs, of $11.7 million. The gain on the sale of this asset of approximately $1.8 million will be recorded in the fourth quarter of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the sections below entitled “—Overview,” “—Liquidity and Capital Resources,”“ —Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report. Factors that could cause or contribute to such differences include but are not limited to the success of Wind River’s implementation of its new business models, products and market strategies, the ability of our customers to sell products that include our software, our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, the impact of the economic downturn, charges for restructuring and other costs and other risk factors detailed in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, its Quarterly Reports on Form 10-Q and other periodic filings with the Securities and Exchange Commission.

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

Recent Operating Results

Our revenues were $60.0 million and $49.6 million for the three months ended October 31, 2004 and 2003, respectively, and $172.2 million and $148.5 million for the nine months ended October 31, 2004 and 2003, respectively. Net income was $2.3 million or $0.03 net income per share, for the three months ended October 31, 2004 compared to a net loss of $6.9 million or $0.09 net loss per share for the three months ended October 31, 2003. Net income was $1.8 million or $0.02 net income per share for the nine months ended October 31, 2004 compared to a net loss of $27.0 million or $0.34 net loss per share for the nine months ended October 31, 2003.

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

Critical Accounting Policies and Estimates

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

Results of Operations

Revenues

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues. Each source of revenue is recorded net of sales returns and other allowances, based on our historical experience. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone development software and software programming tools sold under our perpetual licensing model and fees for sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting. Subscription revenues consist of revenues from the licensing under our enterprise licensing model, of our Wind River Platforms, which include a combination of product and services, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Product revenues	$32,230	$27,957	54%	56%	$90,205	$83,517	52%	56%
Subscription revenues	12,387	5,995	20	12	34,224	12,495	20	9
Service revenues	15,378	15,634	26	32	47,776	52,530	28	35

Total revenues, net	$59,995	$49,586	100%	100%	$172,205	$148,542	100%	100%

Total revenues increased 21% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and increased 16% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This was primarily due to higher customer demand for our software and hardware, improvement in production license revenues and increased investment in device software optimization solutions as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock.” The economic downturn over the last three fiscal years has adversely affected, and may continue to adversely affect, our earnings and revenues. In addition, uncertainties associated with the downturn increase the difficulty of financial planning and forecasting.

Two significant trends have impacted, and will continue to impact, our reported revenue. Firstly, our subscription revenues have increased significantly relative to our software license and services revenues as a result of our introduction of the Wind River Platforms, which are sold under subscription licenses and contain a combination of products and services. As customers purchase more of our Wind River Platforms rather than stand-alone products and services, we would expect the reported software license and service revenues to decrease while our subscription revenues increase. Secondly, in the short term, the transition of customers to subscription licenses will affect the level of our overall revenues because we recognize fees under subscription licenses ratably over the subscription period, which is typically one year. In contrast, a significant proportion of the fees for stand-alone products licensed under our perpetual model, which are recorded as product revenues, are recognized at the time the transaction is completed. As a result, an order for a subscription license will result in lower current-quarter revenue than an equal sized order for a perpetual license. While we have experienced and expect to continue to experience an impact on overall revenues as a result of the transition to our Wind River Platforms, our deferred revenues have increased to $58.0 million at October 31, 2004 from $39.1 million at January 31, 2004 and we would expect this trend to continue during the transition to our Wind River Platforms. Deferred revenue includes $5.3 million which is classified as long-term and represents revenue related to the portion of contracts which have a term of greater than one year.

Product Revenues. Revenues for our products sold under perpetual licenses are comprised of two components: upfront software license revenues and production license revenues. The table below sets forth information for such components.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Software license revenues	$12,221	$14,221	20%	28%	$39,006	$44,561	22%	30%
Production license revenues	20,009	13,736	34	28	51,199	38,956	30	26

Total product revenues	$32,230	$27,957	54%	56%	$90,205	$83,517	52%	56%

Software license revenues declined 14% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and declined 12% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This decline is primarily due to the transition of our customers to our Wind River Platforms, which includes product as part of the subscription fee. We expect software license revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues increased 46% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and increased 31% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This increase was primarily due to our customers manufacturing more embedded devices that include our technology, especially in the digital consumer and networking segments, improvement in our execution in the area of customer compliance and reporting and improvement in our customers’ own quarterly reporting processes.

Subscription Revenues. Subscription revenues increased 107% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and increased 174% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platforms under our enterprise license model. This significant increase in subscription revenues resulted from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future.

Service Revenues. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Maintenance revenues	$9,555	$10,698	16%	22%	$29,219	$34,810	17%	23%
Other service revenues	5,823	4,936	10	10	18,557	17,720	11	12

Total service revenues	$15,378	$15,634	26%	32%	$47,776	$52,530	28%	35%

Maintenance revenues declined 11% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and declined 16% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. This decline is primarily due to the transition of our customers to our Wind River Platforms, which include maintenance as part of the subscription fee. We expect maintenance revenues will continue to decline as the transition to our Wind River Platforms continues. Other service revenues increased 18% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and increased 5% for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. Other service revenues for the three and nine months ended October 31, 2003 were impacted by a disruption to our services backlog that arose from the reorganization to our sales force as part of the restructuring plan announced in the fourth quarter of fiscal 2003 as well as the economic downturn in the technology sector. We generated $2.2 million and $1.1 million, in the three months ended October 31, 2004 and October 31, 2003, respectively, and $3.9 million and $7.0 million in the nine months ended October 31, 2004 and October 31, 2003, respectively, in revenues from fixed-price services contracts which are accounted for under the percentage-of-completion method of accounting. The majority of other service revenues are related to time and materials services contracts which are recognized as the related services are performed.

Revenues by Geography

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
North America	$33,268	$27,382	55%	55%	$93,839	$84,047	55%	57%
EMEA	13,155	11,709	22	24	40,209	34,241	23	23
Japan	9,481	6,811	16	14	24,816	19,530	14	13
Asia Pacific	4,091	3,684	7	7	13,341	10,724	8	7

Total revenues, net	$59,995	$49,586	100%	100%	$172,205	$148,542	100%	100%

Revenues from international sales increased 20% to $26.7 million in the three months ended October 31, 2004 from $22.2 million in the three months ended October 31, 2003 and increased 22% to $78.4 million in the nine months ended October 31, 2004 from $64.5 million in the nine months ended October 31, 2003. The overall increase for the three months ended October 31, 2004 compared to the three months ended October 31, 2003 was due to a 12% increase in revenues from Europe, the Middle East and Africa, or “EMEA,” a 39% increase in revenues from Japan, and an 11% increase in revenues from Asia Pacific. The overall increase for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003, was due to a 17% increase in revenues from EMEA, a 27% increase in revenues from Japan, and a 24% increase in revenues from Asia Pacific. Revenues from sales in North America increased 21% in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and increased 12% in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. The increases in revenues in each geographic area over these periods resulted primarily from improvements in the overall worldwide economy and in local economies. International revenues accounted for 45% of total revenues for the three months ended October 31, 2004 and 2003 and 46% and 43% of total revenues for the nine months ended October 31, 2004 and 2003, respectively. International revenues increased as a percentage of total revenues in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 primarily due to international revenues increasing at a faster rate than North American revenues. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in local currencies.

Although our revenues in the three and nine months ended October 31, 2004 increased compared to the three and nine months ended October 31, 2003, we have since fiscal 2001 generally experienced declining revenues both quarter over quarter and year over year due to the economic downturn experienced in the past few years. Although there appear to be signs that this downturn is ending, we cannot be certain that trend will continue or if it does, that our revenues will increase as a result. Accordingly, forecasting and financial and strategic planning continue to be difficult for us. The adverse impact of the downturn on the capital markets and any uncertainty surrounding the timing and strength of any recovery could impair our ability to raise capital as needed and impede our ability to expand our business. In addition, our future success depends upon our ability to successfully transition customers to our Wind River Platforms and successfully implement our new business models. For further discussion about factors affecting our revenues see “—Factors That May Affect Our Future Results or the Market Price of Our Stock” below.

Cost of Revenue. Cost of revenue consists of costs of product, subscription, service and amortization of purchased intangibles.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Product	$1,690	$2,323	3%	5%	$4,210	$8,043	2%	5%
Subscription	2,876	1,551	5	3	8,361	3,538	5	2
Service	7,581	8,705	13	17	24,344	27,822	14	19
Amortization of purchased intangibles	309	1,297	—	3	1,630	4,180	1	3

Total cost of revenues	$12,456	$13,876			$38,545	$43,583

Gross margin	$47,539	$35,710			$133,660	$104,959
Gross margin percentage	79%	72%			78%	71%

Cost of Product. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software, amortization of capitalized software development costs and shipping costs. Cost of product decreased by 27% or $633,000 in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and decreased by 48% or $3.8 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. Direct production costs and manufacturing and distribution costs decreased by $405,000 and $2.6 million in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The decrease in absolute dollars was due to decreased software license revenues, improved assembly pricing and a reduction in direct product costs and employee costs and related facility costs associated with manufacturing and distribution, as a result of our restructuring programs and an increased allocation of costs from cost of product to cost of subscription. Third party royalty costs decreased by $98,000 and $508,000 in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The decline in product-related costs as a percentage of product revenues in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was related to the cost savings discussed above and increased production license revenues that have no associated cost of product. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Cost of subscription consists of subscription-related costs, including shipping costs and costs of providing subscription-related maintenance and support services, salaries and benefits for production employees, other direct production costs, royalty payments to third parties for the use of their software and amortization of capitalized software development costs. Cost of subscription increased by 85% or $1.3 million and by 136% or $4.8 million, in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Subscription-related production costs increased $578,000 and $2.0 million during the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Subscription-related maintenance and support service costs increased $425,000 and $1.7 million during the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Subscription-related services and training costs increased $321,000 and $1.1 million during the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The increase in absolute dollars in subscription costs in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was primarily due to the allocation of maintenance and support services costs and higher production costs and as a result of the related increase of subscription revenue. The decrease in cost of subscription as a percentage of subscription revenues in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was due to the fact that the fixed cost elements of cost of revenue were spread over a higher revenue stream together with the reduced expenses as a result of our various restructuring programs. We expect cost of subscription to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the transition of existing customers from perpetual-based licenses to the enterprise license model. Cost of subscription may be affected in the future by costs of providing maintenance and support services, direct production costs, amortization of capitalized software development costs and royalty costs for use of third party software in our products.

Cost of Service. Service-related costs consist primarily of personnel related costs associated with providing services, including consulting services, to customers, infrastructure costs to manage a service organization, and costs to recruit, develop and retain service professionals. Cost of service decreased by 13%, or $1.1 million and by 13%, or $3.5 million, in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The decrease in absolute dollars of service costs was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs. We realized overall cost reductions of $1.2 million and $3.6 million in professional service costs relating primarily to internal payroll and external contractor costs in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The cost of maintenance and training was essentially flat during the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003. The decrease in cost of service as a percentage of service revenue in the three months ended October 31, 2004 compared to October 31, 2003 was due to our restructuring programs initiated in this area. We expect cost of service to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional service organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was due to a lower amortizable base of purchased intangible assets. Purchased intangibles have been fully amortized as of the third quarter of fiscal 2005.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on worldwide headcount data. Information technology allocated costs includes salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs, and depreciation expense for fixed assets. Facilities allocated costs include facility rent for leased offices, site maintenance, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs includes straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, and furniture and office equipment. Operating expenses declined as a percentage of revenues during the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 due to revenues increasing at a faster rate than operating costs and in some cases, operating costs declining as a result of savings achieved from our restructuring programs and cost saving initiatives.

Selling and Marketing Expenses. Selling and marketing expenses consist primarily of advertising and other marketing-related expenses, compensation-related expenses, sales commissions and travel costs.

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
Selling and marketing	$23,038	$20,937	10%	$66,622	$65,055	2%
As a percentage of total revenues	38%	42%		39%	44%

The increase in absolute dollars of selling and marketing expenses in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 was $2.1 million. The increase was attributable to increased salaries and related fringe benefits costs of $1.4 million due to an increased investment in the sales organization and an increase in marketing expenses of $580,000 due to an increase in marketing activity and conferences. The increase of $1.6 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 was due to increased salary and related fringe costs of $1.4 million, sales commissions of $625,000, due to an increase in revenue, and distributor commissions of $582,000, due to increased use of distributor and sales agents. These increases were offset by a reduction in depreciation expense of $702,000 and rent expense of $559,000, due to a lower depreciable base of short-lived fixed assets and rationalization of the number of our sales offices. We expect an increase in absolute dollars of selling and marketing expenses in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
Product development and engineering	$15,010	$13,790	9%	$44,341	$42,222	5%
As a percentage of total revenues	25%	28%		26%	28%

Product development and engineering expenses increased $1.2 million and $2.1 million in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Research and development programs are designed to ensure that our products continue to meet our customers’ demands and new product development efforts. The increase in absolute dollars for the three months ended October 31, 2004 compared to the three months ended October 31, 2003 was primarily attributable to an increase in salaries and related fringe benefits of $1.4 million. The increase for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003 of $2.1 million was attributable to increases of $1.8 million in salaries and related fringe benefits, consulting expenses of $738,000 and an engineering incentive program of $848,000 reduced by a decrease in depreciation expense of $1.2 million, due to lower depreciable assets. In accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” we capitalized $449,000 in the three and nine months ended October 31, 2004. We intend to capitalize further expenses in the fourth quarter of fiscal 2005. Additionally, we received $1.2 million and $946,000 in the three months ended October 31, 2004 and 2003, respectively, and $3.2 million and $2.7 million in the nine months ended October 31, 2004 and 2003, respectively, of funded research and development which offset our gross research and development expenses. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term. However, we expect an increase in absolute dollars in the long term as we focus on research and development to drive long-term growth.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2004	2003		2004	2003
	(In thousands, except percentages)
General and administrative	$5,324	$6,181	(14)%	$15,723	$20,091	(22)%
As a percentage of total revenues	9%	12%		9%	14%

General and administrative expense decreased by $857,000 and $4.4 million in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. The decrease in absolute dollars and as a percentage of revenue of general and administrative expenses in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was primarily due to our restructuring programs and our ongoing cost control measures. We realized $770,000 and $4.9 million in payroll-related cost reductions for the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Attestation and tax services increased $1.3 million in the nine months ended October 31, 2004, compared to the nine months ended October 31, 2003, primarily due to the additional requirements of the Sarbanes-Oxley Act of 2002. During the three and nine months ended October 31, 2003, we recorded approximately $646,000 and $932,000, respectively, of expenses associated with the consulting arrangement, including stock compensation with our former chief executive officer. We expect general and administrative costs to not increase significantly in the short-term as we continue to realize the benefits of ongoing cost control measures. However, we expect an increase in absolute dollars in the long term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles. Amortization of other intangibles relates to amortization of other intangible assets acquired through purchase acquisitions. The decrease in amortization in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 was due to a lower amortizable base of other intangible assets. Other intangibles have been fully amortized as of the third quarter of fiscal 2005.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs implemented by us and in fiscal 2004, costs associated with the separation of our former President and Chief Executive Officer, Thomas St. Dennis.

Restructuring Charges. As a result of decisions undertaken by us regarding the cost structure of our business, we have implemented several restructuring programs from fiscal 2002 onwards. We recorded net restructuring charges of $2.2 million, $32.7 million and $21.7 million in the years ended January 31, 2004, 2003 and 2002, respectively. During fiscal 2005, we have undertaken further limited restructurings in the areas of professional services and marketing which involved a headcount reduction of 47 employees. We have also incurred charges associated with restructurings from previous quarters. In addition, during the second quarter of fiscal 2005, we incurred charges associated with vacating an office in Canada and in the third quarter of fiscal 2005, incurred charges associated with employee litigation as a result of previous restructurings. Additionally, in the third quarter of fiscal 2005, we adjusted $446,000 in employee-related items which includes outplacement fees, COBRA fees and employer related taxes. All charges have been calculated in accordance with the provisions of SFAS No. 146. “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), SFAS No. 112 “Employers’ Accounting for Postemployment Benefits,” and Staff Accounting Bulletin No. 100 (“SAB 100”). As a result, we recorded restructuring charges of $313,000 and $971,000 in the three months ended October 31, 2004 and October 31, 2003, respectively, and $2.4 million and $1.8 million during the nine months ended October 31, 2004 and 2003, respectively. These charges were classified as operating expenses. We expect to incur restructuring charges related to the office closure in Canada in future quarters in accordance with the provisions of SFAS 146.

For a further discussion of factors that may affect the success of the restructuring programs, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock — Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of October 31, 2004, our total restructuring liabilities related to our restructuring programs for the three months ended October 31, 2004 and fiscal year 2003 were approximately $1.7 million. The following table summarizes our restructuring liabilities as of October 31, 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	1,899	167	566	2,632
Non-cash charges	—	184	—	184
Reversals	(446)	—	—	(446)

Total charges	1,453	351	566	2,370
Cash payments	(2,541)	(747)	(55)	(3,343)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of October 31, 2004	$268	$623	$803	$1,694

Wind River expects the workforce reduction liability to be paid out by the first quarter of fiscal 2006.

Other Charges. Thomas St. Dennis, our former President and Chief Executive Officer, resigned in June 2003. As a result, during the three months ended July 31, 2003, we recorded a charge of $1.2 million relating to a provision against the value of an outstanding Secured Promissory Note made by Mr. St. Dennis. On February 25, 2004, we signed a Separation Agreement with this officer under which Mr. St. Dennis assigned to us all outstanding stock options and 126,000 shares of our common stock that had been held as collateral for the note. In return, we forgave the remaining principal and accrued interest relating to the note. For a more detailed discussion, please see Note 7, “Management Changes” in Notes to Consolidated Financial Statements in our 2004 Form 10-K.

Goodwill. We performed our annual test for goodwill impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) as of June 30, 2004. We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

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

Other Income (Expense)

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2004	2003	2004	2003	2004	2003	2004	2003
	(In thousands, except percentages)
Interest income	$1,629	$2,104	3%	4%	$4,982	$7,071	3%	5%
Interest expense	(1,768)	(1,863)	(3)	(4)	(5,425)	(5,451)	(3)	(4)
Other income (expense), net	(531)	(170)	(1)	—	(189)	963	—	1

Total other income (expense)	$(670)	$71	(1)%	—%	$(632)	$2,583	—%	2%

Interest Income. Interest income declined 23% or $475,000, in the three months ended October 31, 2004 compared to the three months ended October 31, 2003 and declined 30% or $2.1 million in the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. The decrease in interest income was primarily due to a lower average in our investment balances and lower overall yields on our investments. Ending total cash and cash equivalents, investments and restricted investments totaled $253.7 million and $252.9 million as of October 31, 2004 and 2003, respectively.

Interest Expense. Interest expense decreased $95,000 and $26,000 in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. We incur interest expense on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. Additionally, since April 2003 through July 2004, we incurred interest of approximately $184,000 per quarter on our loan facility with Wells Fargo. The facility was fully paid in July 2004.

Other Income (Expense), net. Other income (expense) showed an increase in expense of $361,000 and $1.2 million in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003, respectively. Foreign currency losses increased by $243,000 and $441,000 in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 due to the significant weakening of the dollar and other income decreased by $541,000 during the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. During the nine months ended October 31, 2004 and 2003, other income (expense) included income of $513,000 and 616,000, respectively, associated with gains on the sale of investments and technology.

Provision for Income Taxes. We had a tax provision of $690,000 and $667,000 for the three months ended October 31, 2004 and 2003, respectively, and a tax provision of $1.6 million and $1.9 million for the nine months ended October 31, 2004 and 2003, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes. During the three months ended July 31, 2004, we also realized a benefit of $1.0 million arising from a final assessment of a foreign tax audit. As of January 31, 2004, our deferred tax assets were fully valued based on our determination that these assets will probably not be realized.

Liquidity and Capital Resources

As of October 31, 2004, we had working capital of approximately $51.8 million, and cash, cash equivalents and investments of approximately $253.7 million, which included $34.6 million of cash and cash equivalents, $42.0 million of short-term investments and $177.1 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have substantial debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

Our consolidated statement of cash flows is summarized below:

	Nine Months Ended October 31,
	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$25,827	$(13,543)
Net cash provided by (used in) investing activities	3,572	(35,332)
Net cash provided by (used in) financing activities	(27,118)	41,312

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the nine months ended October 31, 2004, our operating activities provided net cash of $25.8 million compared to net cash used of $13.5 million in the nine months ended October 31, 2003.

Net cash provided by operating activities for the nine months ended October 31, 2004, consisted of cash provided by operations of $13.8 million and an increase in cash of $12.0 million arising from changes in assets and liabilities. During the nine months ended October 31, 2004, deferred revenues increased by $18.4 million primarily as a result of customer adoption of our Wind River Platforms under the enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year. During the nine months ended October 31, 2004, accounts receivable also increased by $7.1 million due to increased business.

Net cash used in operating activities for the nine months ended October 31, 2003, consisted of cash used by operations of $5.6 million and a decrease in cash of $7.9 million arising from changes in assets and liabilities, primarily as a result of payments of accrued restructuring costs of $16.8 million offset by a decrease in accounts receivable of $6.0 million.

Cash from operations includes net income of $1.8 million for the nine months ended October 31, 2004 and a net loss of $27.0 million for the nine months ended October 31, 2003 adjusted primarily by depreciation and amortization of $8.8 million and $15.2 million in the nine months ended October 31, 2004 and 2003, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $3.6 million and used net cash of $35.3 million in the nine months ended October 31, 2004 and 2003, respectively. Investing activities generally relate to the purchase of investments and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $4.1 million and $59.1 million for the nine months ended October 31, 2004 and 2003, respectively, of which $57.4 million in the nine months ended October 31, 2003, represented the purchase price of our headquarters campus. During the nine months ended October 31, 2004 and 2003, the net decrease in our restricted investments was $46.1 million and $14.2 million, respectively. The decrease for the nine months ended October 31, 2004 was due to the release of the restricted investments that had been held as collateral for our facility term loan. The net reduction for the nine months ended October 31, 2003 resulted from the release of restricted cash associated with our synthetic leases previously related to our headquarters campus offset by the restricted cash being held to secure the loan facility.

Our financing activities used net cash of $27.1 million and provided net cash of $41.3 million in the nine months ended October 31, 2004 and 2003, respectively. The financing activities in the nine months ended October 31, 2004, consisted of a repayment of $40.0 million related to a term loan which we originally borrowed in the nine months ended October 31, 2003.

In June 2002, the Board of Directors authorized a stock repurchase program to enable us to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, we may, but are not required to, purchase up to $30.0 million of our common stock over a period of two years, of which $4.7 million had been repurchased through October 31, 2004. In June 2004, the Board of Directors extended the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan.

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

Contractual Obligations

As of October 31, 2004, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$161,953	$5,625	$156,328	$—	$—
Operating leases (2)	26,267	2,728	10,262	4,092	9,185

	$188,220	$8,353	$166,590	$4,092	$9,185

(1)	Consists of $150.0 million 3.75% convertible subordinated notes.
(2)	Minimum future sublease income to be received under non-cancelable subleases is approximately $895,000.

In February 2004, we decided to implement the next version of our enterprise resource planning system. To date, we have incurred an aggregate of $946,000 and $3.9 million of external costs in the three and nine months ended October 31, 2004, respectively. Of these costs, $616,000 and $2.5 million have been capitalized during the three and nine months ended October 31, 2004, respectively. As of the end of the third quarter, we had completed our implementation of our first phase of our enterprise resource planning system.

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

Off-Balance Sheet Arrangements

As of October 31, 2004, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

In late fiscal 2003, we introduced our Wind River Platforms, which are licensed under an enterprise licensing model, and we cannot be sure that this new model will continue to be successful with respect to customer adoption of new and renewed subscription licenses for Wind River Platforms

In November 2002, we introduced our Wind River Platforms, which are licensed under a new enterprise license model that includes subscription licenses rather than our traditional perpetual licenses. We are still in the process of increasing adoption by new customers, and transitioning current customers to our Wind River Platforms and it is possible that our enterprise license model will not ultimately be successful. There is a risk that we will not be able to continue our rate of adoption by new customers or transitioning customers or that those customers who have not already transitioned may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. In addition, although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the term.

There is a further risk that we may remain dependent upon large end-of-quarter transactions, that our selling efforts in coming quarters could be disrupted, and that the continued transition to the enterprise license model could cause us to incur unanticipated administrative and other costs. In any such event, our future revenue and earnings could be below our expectations.

In addition, there is a risk that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses under our traditional perpetual licensing model. Also, because our Wind River Platforms include limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenues.

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

The transition to the new model has impacted the timing of our reported revenues. Under the enterprise license model revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a Wind River Platform will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our Wind River Platforms. The impact on near-term and deferred revenues will continue to depend on the rate at which customer’s transition from our perpetual model to our enterprise license model. In addition, an increase in the number of subscription license renewals on multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

Because a significant portion of our revenue continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, servers and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our revenues from production licenses declined 15%, during fiscal 2004, as compared to fiscal 2003, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have recently adopted an open source strategy that may not be successful or may expose us to additional risks.

Beginning in late fiscal 2004, we adopted a strategy to address the open source market, and we recently released the first of our products based on open source, and also announced the upcoming release of certain other products based on open source. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

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

The Device Solution Optimization market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. If we fail to commercially release new products on schedule as announced, our financial performance could suffer. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, or if the new products we develop are not attractive to our customers, sales of our products could decline.

Recent legislation, especially the Sarbanes Oxley Act of 2002, requires that we evaluate our internal controls, and while we believe that we currently have adequate internal control procedures in place, this exercise has no precedent available by which to measure legislative compliance adequacy, and in addition it may also cause our operating expenses to increase.

The Sarbanes-Oxley Act of 2002, the California Disclosure Act and newly proposed or enacted rules and regulations of the Securities and Exchange Commission and the National Association of Securities Dealers impose new duties on us and our executives, directors, attorneys and independent accountants. In order to comply with the Sarbanes-Oxley Act and such new rules and regulations, we are evaluating our internal controls systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we are incurring additional expenses and diversion of management’s time and we may be required to hire additional personnel as well as to use additional outside legal, accounting and advisory services. Any of these developments could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the outcome of our testing and resulting remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission or The Nasdaq National Market and our reputation may be harmed. Any such action could adversely affect our financial results and the market price of our common stock.

Our management, including our CEO and CFO, does not, however, expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls or procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

In each of fiscal 2002, 2003, 2004 and the nine months ended October 31, 2004, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,183 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $2.4 million, $2.2 million, $32.7 million and $21.7 million in the nine months ended October 31, 2004, fiscal 2004, 2003 and 2002, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to long-term profitability as a result of our restructuring plans.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•	acceptance by our customers of our Wind River Platforms;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenues and operating results to fluctuate significantly. Results from prior periods are thus not necessarily indicative of the results of future periods.

We have substantial financial commitments, which could make it difficult for us to obtain financing and deplete our cash reserves. Additionally, these commitments could be accelerated in certain circumstances, which could have a material adverse effect on our financial condition, results of operations and cash flows.

As of October 31, 2004, we had $150.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of October 31, 2004, we had cash and cash equivalents of $34.6 million, short-term investments of $42.0 million and investments with maturities of greater than one year of $177.1 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development, were $56.7 million, or 28% of total revenues, for the fiscal year ended January 31, 2004 compared to $74.0 million, or 30% of total revenues, for the fiscal year ended January 31, 2003. Our product development and engineering expenses were $15.0 million, or 25% of total revenues, in the three months ended October 31, 2004 compared to $13.8 million, or 28% of total revenues, in the three months ended October 31, 2003 and were $44.3 million, or 26% of total revenues, in the nine months ended October 31, 2004 compared to $42.2 million, or 28% of total revenues, in the nine months ended October 31, 2003. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

We have recently announced an option for our Wind River Platform customers that eliminates production license fees, which, if adopted by our customers, could adversely impact our revenues.

Our Wind River Platforms, as well as our stand-alone operating systems and middleware products are embedded in end-user products developed and marketed by our customers, and we traditionally received production license fees for each copy of our software products embedded in the customers’ products. In response to market demand, we recently introduced a production license-free option in which qualifying customers may elect to pay a larger upfront fee in lieu of paying production license fees. Production license fees have traditionally been a significant portion of our revenue, representing 34% and 28% of our total revenues in the three months ended October 31, 2004 and 2003, respectively, and 30% and 26% of our total revenues in the nine months ended October 31, 2004 and 2003, respectively. We cannot be certain that the upfront fees will be sufficient to offset the loss of production license fee revenues. If that were to occur, our revenues and earnings would likely decline. Additionally, customers may not accept this alternative and may choose to purchase products from our competitors or use royalty-free software instead of purchasing our products under either a production license agreement or under the new option, either of which would have an adverse impact on our revenues and earnings.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2004, revenues from international sales were $89.6 million, or 44% of total revenues, as compared to $103.6 million, or 42%, of total revenue for fiscal 2003. In the three months ended October 31, 2004, our revenues from international sales were $26.7 million, or 45% of total revenues compared to $22.2 million, or 45% of total revenues for the three months ended October 31, 2003 and were $78.4 million, or 46% of total revenues for the nine months ended October 31, 2004 compared to $64.5 million, or 43% of total revenues for the nine months ended October 31, 2003. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The Nasdaq National Market, during fiscal 2004 our stock had a high sales price of $9.70 and a low sales price of $2.71 and, during the nine months ended October 31, 2004, our stock had a high sales price of $14.15 and a low sales price of $7.87. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

We have recently implemented the first phase of a new Enterprise Resource Planning System and centralized our accounting operations in EMEA into one location which, if either or both are not successfully implemented, could impact our operations and control environment.

During the third quarter of fiscal 2005, we implemented the first phase of a new global enterprise resource planning system and centralized our accounting operations in EMEA into one location. These activities have changed how transactions are processed and/or the functional areas or locations responsible for the transaction processing and have also changed the structure and operation of some internal controls. The success of the implementation of these changes and their resultant impact on our internal control environment are dependent upon us implementing new processes and procedures successfully. If any new processes or procedures have not been successfully implemented, this could cause a delay in our business processing. This result could affect our ability to complete all processing to meet our quarterly commitments, and further could affect our reputation and therefore our ability to transact business in the future. In addition, if any new processes or procedures have not been successfully implemented, this could impact our control environment, which may affect our ability to comply with Section 404 of the Sarbanes- Oxley Act in a timely manner or with adequate compliance.

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

Financial Accounting Standards Board (FASB)’s adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

On October 13, 2004, FASB adopted Statement 123R, “Share-Based Payment,” which will require us, starting in the third quarter of fiscal year 2006, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations would depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2004 we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Sell	Sell
Currency:	GBP	EURO	JPY
Amount:	£2,400,000	€1,800,000	¥135,100,000
Rate:	1.7914	1.2331	109.57
USD Equivalent:	$4,299,360	$2,219,580	$1,233,002
Maturity Date:	11/16/04	11/16/04	11/16/04

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. As of October 31, 2004, the change in fair value of the above contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2004. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

During the third quarter of fiscal 2005, we implemented the first phase of a new global enterprise resource planning system and centralized our accounting operations in EMEA into one location. These activities have changed how transactions are processed and/or the functional areas or locations responsible for the transaction processing and have also changed the structure and operation of some internal controls.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended[1]

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.[2]

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to the Form 10-Q filed on December 15, 2000.
[2]	Incorporated by reference to the Form 10-K filed on April 30, 2002., Certification of Amendment filed with the Form 10-Q filed on July 31, 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: December 10, 2004
	By:	/s/ MICHAEL W. ZELLNER
Michael W. Zellner
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary