Form 10-K
period 2005-01-31
WIND RIVER SYSTEMS INC
filed 2005-04-18
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price on the NASDAQ National Market on July 31, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $709,933,246. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2005, there were 83,921,239 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2005.

WIND RIVER SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

Wind River, VxWorks, Tornado and Wind are registered trademarks of Wind River Systems, Inc., and Wind River Systems is the trademark of Wind River Systems, Inc. All other names mentioned are trademarks, registered trademarks or service marks of their respective companies or organizations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements address our expected business, results of operations, future financial position, business strategy, including our adoption of Linux, and our shift to an enterprise licensing model, our ability to increase our revenues, our financing plans and capital requirements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. This information and such statements are subject to important risks, uncertainties and assumptions, which are difficult to predict. The results or events predicted in these statements may differ materially from actual results or events. Factors that could cause or contribute to such differences include, but are not limited to, a decline in the rate of adoption of our enterprise license model, the impact of timing of our reported revenues based on our enterprise license model, adoption of our open source strategy, accounting changes regarding option expensing, demand for our customers’ products, competitive products and pricing, potential slow downs in customer sales, intellectual property disputes, litigation and other factors discussed under the caption “Factors That May Affect Future Results” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Background

Technology is transforming the way people live. Intelligent connected devices are becoming pervasive in our daily lives, and the functionality of these devices is expanding rapidly. This new functionality is forcing a significant increase in the complexity of software and development tools necessary to develop and run these devices. Device manufacturers today are faced with the challenge of managing this increasing software complexity while controlling costs and delivering relevant products to market on time. The need to optimize the way device software is developed and run increasingly is driving manufacturers to choose between buying and building the software that runs their products.

Device Software Optimization

Wind River is a global leader in Device Software Optimization (DSO). Our software is used to develop and run devices better, faster, at lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

We simplify our customers’ process of programming for these devices by providing integrated software development and runtime platforms targeted to specific markets, as well as off-the-shelf device software, programming tools and hardware. To date, Wind River Platforms integrate our proprietary operating systems software with tools and middleware to meet the requirements of specific industries. Our off-the-shelf software includes operating systems and middleware applications, such as networking and security protocols that offer additional capabilities beyond those in the operating systems. Our software programming tools help customers design, develop, integrate and test their own applications for these devices. We also offer a range of hardware reference designs that customers can incorporate into their products or use as a development environment.

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

Device Software Systems

Device software systems are incorporated into a larger device and are used to control, monitor or assist the operation of that device. As a result, device software systems are designed to provide an immediate, predictable response to an unpredictable sequence of external events. To succeed in today’s increasingly competitive environment, manufacturers using device software systems must bring complex applications for new products to market rapidly and economically. Developing device software applications has evolved from a relatively modest programming task to a complex engineering effort. As more powerful microprocessors have become available and have decreased in price, these device software systems are being used in a wider range of applications and digital appliances and are facilitating the development of entirely new classes of products. Consequently, software with a higher degree of sophistication is required to develop these more complex applications, often including an integrated platform that provides developers many more features, higher performance and greater productivity than were necessary or feasible for programming prior generations of microprocessors.

Products and Services

Our products and services help customers create complex device software applications more quickly, more economically, and with less risk than creating such applications using internally developed or less well-integrated software, systems and tools. Our product family is comprised of development platforms for device software, development suites and individual tools, device software components, hardware and professional services.

Our value proposition is to offer integrated, end-to-end, enterprise-wide device software development solutions, based on open standards and supported worldwide by a trusted vendor—that is, to offer customers a viable “buy” option.

Wind River Platforms

The cornerstone of our product offering is our Wind River Platforms, which we typically license using an enterprise license model. Wind River Platforms bundle an integrated development suite, one or more operating systems and industry-specific middleware consisting of various protocols and interfaces into market specific platforms. With the enterprise license model, we license these market specific platforms under subscription-based development licenses. In the majority of cases, these subscription licenses also include downstream production rights under which customers pay an aggregated per unit fee for the right to produce their products incorporating our intellectual property. (See “—Licensing Models” below for more information about the enterprise license model.)

Our Wind River Platforms are comprised of:

•	our proprietary real-time operating system, VxWorks, on which all Wind River Platforms are currently founded;

•	Wind River Workbench 2.2, which is an integrated development suite that supports multiple operating systems, cores, programming languages, processors and architectures. Based on the Eclipse framework, Workbench provides developers with a single, powerful and extensible development environment and toolset for the entire development lifecycle, which eliminates incompatibilities that have slowed development and negatively impacted product quality in the past;

•	industry-specific middleware, which links the operating system with the application-specific software, and provides necessary networking, security, connectivity and management protocols; and

•	professional service credits and maintenance support.

Our Wind River Platforms are:

•	Wind River General Purpose Platform, VxWorks Edition, which is designed to integrate our proprietary real-time operating system, VxWorks, with Workbench, our advanced development suite and standardized middleware for networking, security and management. It provides a proven, and reliable foundation, so device manufacturers can focus on product differentiation at the application level and bring sophisticated products to market in a timely fashion.

•	Wind River Platform for Network Equipment, VxWorks Edition, which is designed for the network infrastructure equipment market and enables rapid development of reliable real-time devices for the data plane, using an advanced operating system, development tools and networking middleware. This platform includes an extensive suite of management protocols, wireless software, security components, connectivity protocols, high performance router stack and routing protocols.

•	Wind River Platform for Consumer Devices, VxWorks Edition, which is designed for the consumer devices market and enables our customers to develop technologies commonly required in consumer products such as IPv6 functionality, security, connectivity, wireless, networking, graphics, device management and Web services. Including an integrated, end-to-end development suite, this platform allows customers to speed up the development lifecycle without compromising software quality.

•	Wind River Platform for Automotive Devices, VxWorks Edition, which is designed for the rapid development of reliable, connected, and scalable automotive infotainment and telematics devices. Built on a powerful integrated development suite, this platform securely supports a variety of in-car network protocols and wireless network protocols.

•	Wind River Platform for Industrial Devices, VxWorks Edition, which is designed for the industrial devices market and provides our customers with all the foundation software necessary to build extremely reliable, extremely efficient industrial automation devices. In addition to a robust, integrated development suite, this platform includes protocols for industrial connectivity, secure networking, graphics and device management middleware.

•	Wind River Platform for Safety Critical and Safety Critical ARINC 653, which is designed for developing safety and mission-critical devices, such as those used in the aerospace, industrial and medical markets. This platform has been certified to meet the requirements of both DO-178B, the industry standard for certifying new aviation software, and IEC61508, an international standard for electronic safety related systems. The ARINC 653 version combines Wind River’s securely partitioned VxWorksAE653 real-time operating system and integrated development environment, allowing the user to accelerate the development, configuration, and debugging of safety critical systems. It offers complete ARINC 653-1 compliance (which means compliance with certain industry standards that specify the air transport avionics equipment and systems used by commercial aircraft worldwide) and DO-178B, level A certification evidence.

Integrated Development Suite

Wind River Workbench is our end-to-end integrated development suite. It combines a common look and feel with development tools across environments, operating systems, cores, hosts and programming languages. Based on the Eclipse 3.0 framework, Workbench enables ease of integration with hundreds of third-party plug-ins. It allows companies to standardize development tools and processes across projects and teams, optimizing device software development, enhancing test capabilities and significantly shortening the time-to-market.

Off-the-Shelf Software, Development Tools and Hardware

Our Workbench development suite products may be licensed individually, without purchase of a Wind River Platform. We also provide a line of stand-alone development tools that customers can use with their own proprietary systems or with other third-party operating systems.

We offer optional extensions and middleware for our operating systems, which provide additional capabilities to developers, such as networking, connectivity, security protocols and device management. Our middleware products act as an interface between the operating system software and application-specific software. Customers may license and incorporate these extensions and middleware into the underlying operating system to provide features required for their specific applications. As applications become more complex, especially for Web-enabled products, prepackaged middleware solutions such as those we offer have become more widely used to simplify development.

Our product family also includes a range of hardware reference designs and hardware bring-up tools that help our customers design and implement software solutions. Through the use of these hardware products, customers can incorporate portions of the reference design into their products or use the entire design as a development platform before custom boards are available. This allows software programming to be tested for operability and functionality, and to be corrected for errors early in the design cycle, thereby advancing overall product development, improving product quality and accelerating time-to-market.

Open Source Strategy

An important part of our strategy is to add open source products and support to our device software optimization offerings. This strategy has two elements. First, our integrated development suite, Wind River

Workbench, incorporates Eclipse technology, an open source technology tools framework. Allowing developers access to hundreds of open source, proprietary and third-party tools within a single, robust development environment, Workbench lets us offer our customers the best tools available and frees us to invest our resources in developing new technologies, not developing and maintaining proprietary alternatives to existing products.

The second part of our strategy is to offer a new suite of products and services that support the Linux operating system. We intend to offer additional development tools that can be used with the Linux operating system, as well as with our proprietary system, VxWorks. We also intend to expand our professional services to provide support to customers building devices based on Linux, introducing new platform products which include Linux reference file systems and entering into partnerships with other commercial Linux providers. Pursuant to this strategy, we joined the Open Source Development Labs (OSDL), a Linux consortium, the Consumer Electronics Linux Forum (CELF), an industry group focused on the advancement of Linux as a platform for consumer electronic devices, as well as the Eclipse Consortium. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock—We have adopted an open source strategy that may not be successful or may expose us to additional risks” for a distribution of some of the risks related to this strategy.)

Wind River is a Strategic Developer Member of Eclipse, an open source consortium supporting the Eclipse technology. Additionally, we released an implementation of TIPC, a protocol that facilitates communication between devices running different operating systems. Finally, we are committed to working closely with industry partners including IBM and Intel to encourage broad adoption of industry standards in the DSO space.

Professional Services

To complement our broad range of software and hardware products, we provide comprehensive design services and technical support. These services help customers complete a product specification, design critical drivers, ports or interfaces, and/or provide a complete design for the customer’s product or application. These design services are offered on either a time-and-materials or fixed-price basis and can encompass a broad range of services, including fully project-managed custom hardware development, software development and product integration. We offer training through partners who provide a series of formal technical courses designed to teach developers the basics of device software development and how to use our tools, operating systems and middleware effectively. We also provide worldwide maintenance and support for our products.

Licensing Models

We license our software using two primary licensing models, subscription-based enterprise licensing and project-based perpetual licensing. Our Wind River Platforms and Workbench Integrated Development Suite are primarily licensed under enterprise licensing.

Our subscription-based enterprise license model was first introduced in November 2002. This model includes subscription-based development licenses that are typically one year in duration, although some licenses extend to periods greater than one year. Subscription enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River Platforms or tools expires unless renewed. Most enterprise licenses (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the full cost of the annual subscription within 30-60 days after entering into the enterprise license agreement, (iii) include production license reporting once a customer makes a commercial release of a device that incorporates our products, and (iv) may include a number of service credits for field engineering support. During fiscal 2005, certain customers have entered into multi-year strategic agreements with us. These agreements have generally included payment terms for the full cost of the multi-year subscription within 30-90 days after entering into the enterprise licensing agreement.

In February 2004, we introduced a variation on this model that includes a higher priced per-seat subscription without a separate per-unit production license fee, allowing our customers to choose between the “shared success” model that includes production license fees or a pure “per-seat” subscription model without a separate production license fee. To date, the majority of subscription licenses continue to include per-unit production licenses fees, which aggregate volumes across the enterprise to create incentives for broader adoption. However, we believe that offering certain variations of our enterprise licensing models allow our customers to have greater flexibility in meeting their business needs.

We also license our software under project-based perpetual licenses. Under this model, our customers pay an up-front, development license fee together with an annual maintenance fee that is based on a fixed percentage of the total licensing fees. For device software products, the customer typically also pays a per-unit, per-project production-license fee based on the number of copies of our operating system software that is included in each final manufactured device. The terms of the perpetual license for our software restrict the customer’s use to a specific project, such as a line of printers or digital camera and, as a result, any software licenses or prepaid production license fees can generally only be used on that specific project.

We anticipate that we will continue using both our enterprise licensing and perpetual licensing models. However, the proportion of our business sold under the enterprise license model which is subscription-based is increasing and we expect that this trend will continue. We believe that the enterprise licensing model allows us to:

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

Under our perpetual license model, we sell our products at the specific project level and are dealing primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River Platform products is to seek enterprise wide adoption. As a result, the customer’s decision to adopt our products under the enterprise licensing model is now more strategic; leading to longer sales lead times and ultimately more complex and time consuming negotiations. Our success is therefore dependent upon our ability to first educate our current and potential customers of the value associated with our Wind River Platform products and services and, secondly, our ability to negotiate and close such transactions with these customers on terms which are mutually agreeable.

Due to the fact that a significant portion of our business is sold under the enterprise licensing model, our reported revenue in a quarter does not necessarily reflect the entire level of our business activity. Under the enterprise license model, revenue is recognized ratably over the subscription period. By contrast, under applicable accounting rules, a perpetual license requires the majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current quarter revenue than an equal-sized order for a perpetual license, but will result in a faster growth in deferred revenue. We expect customers to continue to transition from perpetual licensing to the enterprise licensing in the coming fiscal year. Depending on the rate at which customers transition from our perpetual model to our enterprise license model, our reported revenue may continue to be impacted in the short-term.

Strategic Alliances

We believe that having many strategic relationships with semiconductor manufacturers, circuit board manufacturers, system manufacturers, other software companies and our customers is important to our future success in the DSO marketplace. These relationships help us penetrate our market segments, drive innovation and standards across the industry and better serve our customers’ overall needs. In addition, we offer certain corporate programs, including the Wind River Partner Program, which are designed to support the development of global alliances and foster a community of third-party partners by making it easy for these companies to access our technology, integrate value-added products and jointly market these solutions with us.

We have strategic relationships with many of the major semiconductor and system manufacturers, including ARM Holdings plc, Broadcom Corporation, Freescale Semiconductor, Inc., Hitachi, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., NEC Corporation, Philips Electronics N.V., Texas Instruments Incorporated, Toshiba Corporation, Radisys Corporation and Xilinx, Inc. We have ported our technologies to their semiconductors and circuit board level products, allowing us to leverage their sales channels to give our products broader market exposure. Our gross research and development expenses were offset by $1.2 million, $2.8 million and $3.6 million in fiscal years 2005, 2004 and 2003, respectively, in funding from programs with these customers. In addition to our strategic relationships with semiconductor companies, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2005, 2004 and 2003 were offset by $2.6 million, $669,000 and $911,000, respectively, in funding from these programs.

We also have developed an ecosystem of smaller software companies that integrate with our platform products to provide additional value-added capabilities. This includes companies who provide additional development tools which integrate and plug-in to our Tornado and Workbench development suites, along with companies that provide complementary protocols, middleware and other technology that integrate with our VxWorks and Linux operating systems. From time to time we may elect to re-sell or recommend products from these companies through our worldwide sales channel. Occasionally, this may lead us to acquire these products or the company itself. A recent example is our acquisition of certain assets of Real-Time Innovations. For many years Wind River sold development tools from Real-Time Innovations through the Wind River worldwide sales channel. In the fourth quarter of fiscal year 2005, we acquired the ScopeTools division of Real-Time Innovations, a move that, among other items, enables us to optimize the integration of these tools with our Workbench development suite.

In February 2004 we announced a strategic relationship with Red Hat, Inc., a leading provider of open source Linux platforms. Today, as a result of this alliance, we now support Red Hat Enterprise Linux (RHEL) as our preferred Linux development host with our Wind River Workbench and development tools. We continue to work with Red Hat to promote standardization and interoperability across the DSO and Enterprise marketplaces.

Customers

Our products have been deployed by a broad range of organizations, including companies in the following industries: networking (both data and voice), consumer electronics, aerospace and defense, industrial and automotive. Our customers include end-users, distributors, original equipment manufacturers, system integrators and value-added resellers.

Our top ten customers by revenue for fiscal year 2005 were: Alcatel, Lockheed Martin Corporation, Motorola, Inc., Nortel Networks Corporation, Northrop Grumman Corporation, Philips Electronics N.V., Raytheon Company, Roper Industries, Inc., Siemens AG, and The Walt Disney Company. No single customer accounted for more than 10% of our revenue in any of the fiscal years ended January 31, 2005, 2004 or 2003.

Marketing, Sales and Distribution

We market our products and services in North America, Europe (including the Middle East and Africa, “EMEA”), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespersons, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sale and post-

sale support. As of January 31, 2005, we had 150 sales employees located throughout North America, 100 sales employees throughout EMEA, 48 sales employees in Japan and 32 sales employees in the Asia Pacific region. As of January 31, 2005, we had 62 employees in marketing, 89 employees in professional services and 87 employees in customer support.

Revenues from sales to customers outside of North America represented $106.8 million, $89.6 million and $103.6 million, or approximately 45%, 44% and 42% of total revenue, in fiscal years 2005, 2004 and 2003, respectively. (See Note 15, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements for further information about our international sales. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Our significant international business activities subject us to increased costs and economic risks” for further discussion of the risks associated with our international operations generally.)

Prices for international customers for our Wind River Platforms are generally quoted in United States Dollars, Euros, United Kingdom Sterling or Japanese Yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currencies or United States Dollars and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are normally invoiced in the currency in which they are quoted. (See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the foreign currency fluctuation risks we face.)

We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. The continued transition to our enterprise license model may also impact the manner in which seasonality affects quarterly trends in our revenue. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the impact of our transition to an enterprise license model. See also, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock—Numerous factors may cause our total revenues and operating results to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.”)

Competition

The DSO industry is highly competitive and fragmented. Wind River’s primary competition comes from internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems. Historically, the process of shifting to a commercial standard has been viewed as difficult, and was a decision typically made at the project level. More recently, a number of in-house departments have begun to use open-source software, such as the Linux operating system, as the first strategic step toward standardization. Today, the increasing software complexity associated with devices is forcing a strategic shift as many companies are making build versus buy decisions to optimize their own device software development. The buy option, we believe, becomes increasingly attractive.

We also compete with commercial Linux distributors such as MontaVista Software, Inc., LynuxWorks.com, TimeSys Corporation, Metrowerks (a subsidiary of Freescale Seminconductor, Inc.), and others, and Enterprise Linux vendors such as SuSe Linux, Red Hat and others. As there continues to be increased adoption of Linux in markets such as telecommunications and data communications, we believe there will be more standardization of the development cycle based on open source technologies, an initiative that is being driven by the OSDL Corporation specification and standardization for Carrier Grade Linux. This offers equipment manufacturers high availability of open system architecture for core and edge applications. However, our competitive position could be affected as other embedded software solution vendors move to the middle ground and find new ways to be more open, leveling the playing field with Linux, availability of source code, ability to create and maintain IP ownership, and the ability to compete on price with reduced upfront and production licensing options.

We also compete with independent software vendors, including Microsoft Corporation, Mentor Graphics, ENEA OSE Systems AB, LynxWorks, Green Hills Software, Inc., and QNX Software Systems, Ltd. (recently acquired by Harman International), as well as a number of other vendors that address one or more segments of the device system design process. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

We also believe that critical competitive factors in the industry are based on the way customers and potential customers manage their process of software development. Key drivers to software development include managing limited internal resources, controlling costs, minimizing development time and limiting risks. Therefore, reliability, performance, price, product availability, architecture support and customer support may also represent competitive forces affecting our industry. We compete favorably with respect to each of these factors. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock—We face intense competition in the DSO industry, which could decrease demand for our products or cause us to reduce our prices,” for a further description of factors that may impact our competitive position.)

Product Development and Engineering

We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2005, our product development and engineering group included 382 full-time employees.

During fiscal 2005, 2004 and 2003, product development and engineering expenses were $59.2 million, $56.7 million and $74.0 million, respectively, excluding capitalized software development costs. During the fiscal years ended January 31, 2005, 2004 and 2003, we incurred product and development and engineering expenses that qualified for capitalization of $1.5 million, none and $969,000, respectively. (See “—Strategic Alliances” above for information on research and development funded by third parties.)

Proprietary Rights

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock—The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.”)

As we progress with our open source strategy, we may increasingly rely on third party open source products that have been developed and made available for licensing under open source license terms. Certain open source licenses, such as the GNU General Public License that applies to Linux, generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work that is made available to the public be licensed under those same terms instead of under our standard license terms. Therefore, as we incorporate our open source strategy into our product development, although we will retain the copyrights to the code that we develop ourselves, our most valuable intellectual property with respect to derivative works from these licenses will be our collection of trademarks. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Our Future Results or the Market Price of Our Stock—We have adopted an open source strategy that may not be successful or may expose us to additional risks.”)

Wind River is a registered trademark in the United States and other countries worldwide. We have used, registered, and/or applied to register specific trademarks and service marks to distinguish many of our products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2005, we held 23 issued patents in the United States, none of which have expired. The expiration dates of these patents range from 2015 to 2021. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Manufacturing

Our manufacturing operations consist of assembling, packaging and shipping the software products and documentation needed to fulfill each order. Outside vendors provide tape and CD duplication, printing of documentation and manufacturing of packaging materials. We also manufacture and assemble our hardware development tools at our facility in Canton, Massachusetts and at certain subcontractor facilities.

Employees

As of January 31, 2005, we had 1,112 employees, including 392 in sales and marketing, 184 in professional services and support activities, 382 in product development and engineering and 154 in management, operations, finance and administration. Of these employees, 801 were located in North America and 311 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

Executive Officers of the Registrant

The names of our executive officers, their ages as of April 11, 2005 and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	45	Chairman of the Board, President and Chief Executive Officer
Michael W. Zellner	49	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
John J. Bruggeman	43	Vice President of Worldwide Marketing and Chief Marketing Officer
Christopher J. Galvin	34	Vice President of Strategy and Corporate Development
Scot K. Morrison	42	Vice President of Engineering
Robert L. Wheaton	58	Vice President of Worldwide Field Operations

Mr. Klein has been a director of Wind River since July 2003 and in January 2004 became the Chairman of the Board, President and Chief Executive Officer of Wind River. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation, a software company focused on business technology optimization, where he served as Chief Operating Officer from January 2000 until December 2003. He also served at Mercury Interactive as a director from July 2000 until December 2003 and held management positions there from 1992 through 1999 including President of North American Operations and Vice President of North American Sales. Mr. Klein serves on the Board of Directors of Tumbleweed Communications Corp., a provider of messaging solutions and is a director on the board of a privately-held company. Mr. Klein holds a B.S. degree in electrical engineering and biomedical engineering from the University of Southern California.

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

Mr. Bruggeman joined Wind River in February 2004 and currently serves as Vice President of Worldwide Marketing and Chief Marketing Officer. Prior to joining Wind River, Mr. Bruggeman was Vice President of Marketing at Mercury Interactive, a software company focused on business technology optimization, from May 2002 until January 2004. Prior to joining Mercury Interactive, Mr. Bruggeman was Executive Vice President at Alventive, Inc., a provider of web-based collaboration software, from February 1999 to May 2001 and Vice President of Marketing and Business Development at America On-Line, Inc., an internet service provider, from February 1997 to January 1999. Mr. Bruggeman earned a B.S. degree in Statistics and Computer Science from San Jose State University and a M.S. degree in Mathematics from the University of Connecticut.

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

Mr. Morrison is Vice President of Engineering at Wind River and has previously held other management positions at Wind River including Vice President and General Manager of several different business units. Mr. Morrison joined Wind River as part of its acquisition of Integrated Systems, Inc. (ISI) in February 2000. Mr. Morrison spent fourteen years with ISI, in various positions where he last served as a Vice President and General Manager of the design automation solutions business unit from March 1999 through February 2000. Mr. Morrison earned his Bachelor of Applied Science degree in Engineering from the University of Toronto, as well as his masters degree at the Massachusetts Institute of Technology, specializing in control systems.

Mr. Wheaton joined Wind River in July 2003 as Vice President of Worldwide Sales and is currently Vice President of Worldwide Field Operations. Mr. Wheaton had previously served as Senior Vice President of Sales for Wind River from March 1992 to September 1998. From September 1998 until June 2003, Mr. Wheaton was a private investor. Before joining Wind River in 1992, Mr. Wheaton was employed at ShareBase Corporation, a relational database hardware and software company, first as Vice President of Domestic Sales and then as Vice President of Worldwide Marketing. From 1988 to 1989, he served as the western regional manager of Powersoft Corporation, a computer software company. Mr. Wheaton holds a B.S. degree in automotive engineering from Western Michigan University.

Financial Information About Segments and Geographic Areas

For financial information about segments and geographic areas, see Note 15, “Segment and Geographic Information,” in Notes to Consolidated Financial Statements filed as part of this Annual Report.

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

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also lease a number of sales, services, customer training, manufacturing, and research and development offices in North America, EMEA, Japan and the Asia Pacific region. We recently sold our Sunnyvale, California facility. (See Note 4 “Certain Balance Sheet Components” in Notes to Consolidated Financial Statements for further information.)

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Management believes the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

On June 7, 2004, we filed a complaint against Green Hills Software, Inc. (Green Hills), a direct competitor, in the Superior Court of California, County of Alameda. The subsequently amended complaint requested in excess of $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. On January 18, 2005, Green Hills filed a complaint against us in the United States District Court for the Central District of California alleging, among other things, that we violated antitrust and unfair competition laws by allegedly refusing to license our VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment (IDE) for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. No opinion has yet been issued following a hearing held on April 11, 2005 in response to Wind River’s motion to dismiss and Green Hills’ motion for preliminary injunction regarding trademark issues. These related lawsuits are still in the preliminary stages, and it is not possible for us to quantify the extent of potential liability to Green Hills, if any, resulting from the Green Hills lawsuit. We do not believe that the lawsuit brought by Green Hills against us has any merit and intend to defend the action vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol WIND. As of April 11, 2005, there were approximately 708 stockholders of record of our common stock. The following table sets forth the low and high sales prices on the NASDAQ National Market for the quarters indicated:

	Low	High
Fiscal 2004
First quarter ended April 30, 2003	$2.71	$4.21
Second quarter ended July 31, 2003	3.11	6.93
Third quarter ended October 31, 2003	5.30	8.07
Fourth quarter ended January 31, 2004	5.81	9.70

Fiscal 2005
First quarter ended April 30, 2004	$7.87	$12.97
Second quarter ended July 31, 2004	8.50	11.85
Third quarter ended October 31, 2004	8.17	14.15
Fourth quarter ended January 31, 2005	10.99	14.77

We have not paid cash dividends on our common stock to date. Our loan facility with Wells Fargo Bank prohibits us from declaring or paying any dividend or distribution either in cash, stock or any other property on our common stock without the prior written consent of the lender. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments” for more information on our loan facility. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of January 31, 2005. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,334,245	(1)	$10.65	1,660,175
Equity compensation plans not approved by security holders	8,494,872		8.89	4,130,867

Total	14,829,117		$9.64	5,791,042

(1)	Excludes outstanding options to purchase an aggregate of 410,331 shares with a weighted average exercise price of $11.11, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., and Rapid Logic, Inc.

The equity compensation plans not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 12, “Stock-Based Compensation Plans” in Notes to Consolidated Financial Statements filed as part of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the more detailed Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K.

	Years Ended January 31,
	2005		2004		2003		2002		2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$235,400		$204,119		$249,121		$351,072		$437,984
Income (loss) from operations	12,681	(1)	(24,835	)(3)	(98,476	)(5)	(374,952	)(7)	(86,332	)(9)
Net income (loss)	8,165	(2)	(24,564	)(4)	(106,864	)(6)	(375,634	)(8)	(76,391	)(10)
Net income (loss) per share:
Basic	0.10	(2)	(0.31	)(4)	(1.35	)(6)	(4.84	)(8)	(1.05	)(10)
Diluted	0.09	(2)	(0.31	)(4)	(1.35	)(6)	(4.84	)(8)	(1.05	)(10)

	As of January 31,
	2005		2004		2003		2002		2001
	(In thousands, except per share amounts)
Consolidated Balance Sheet Data:
Working capital	$13,413		$27,220		$29,430		$127,087		$145,977
Total assets	452,254		502,552		490,454		606,733		1,002,847
Convertible subordinated notes and other long-term obligations	76,543		191,468		151,019		150,627		140,750
Stockholders’ equity	255,945		233,016		251,925		348,141		706,747

(1)	Income from operations includes amortization of purchased and other intangibles of $2.2 million and restructuring and other charges of $2.7 million and gain on the disposition of assets of $2.0 million.
(2)	Net income and net income per share includes those items stated in (1) above, together with a realized loss on repurchase of bonds of $1.4 million, a realized gain on equity investment sales of $375,000 and a $138,000 dividend received.
(3)	Loss from operations includes amortization of purchased and other intangibles of $6.5 million, impairment of purchased intangibles of $1.4 million, restructuring costs of $2.2 million, acquisition-related reversals of $367,000, litigation costs of $200,000 and stock compensation of $1.4 million and other costs of $978,000 associated with the separation of our former Chief Executive Officer.
(4)	Net loss and net loss per share includes those items stated in (3) above, together with gains on investments and sale of technology of $1.0 million.
(5)	Loss from operations includes amortization of purchased and other intangibles of $10.5 million, impairment of purchased intangibles of $4.3 million, restructuring costs of $32.7 million, acquisition-related reversals of $406,000 and litigation costs of $3.7 million.
(6)	Net loss and net loss per share includes those items stated in (5) above, together with a charge for the settlement of a swap liability of $3.9 million, write-down of private and publicly held investments of $4.5 million and loss on the disposition of assets from acquired businesses of $1.3 million.
(7)	Loss from operations includes amortization of goodwill, purchased and other intangibles of $81.2 million, impairment of goodwill and purchased intangibles of $257.4 million, restructuring costs of $21.7 million and acquisition-related net reversals of $761,000.
(8)	Net loss and net loss per share includes those items stated in (7) above, together with a write down of private and publicly held investments of $11.3 million and loss on the disposition of assets from acquired businesses of $1.3 million, offset by a gain on the sale of publicly traded investments of $1.4 million.
(9)	Loss from operations includes amortization of goodwill, purchased and other intangibles of $95.8 million and acquisition related charges of $33.3 million associated with the purchase of Integrated Systems, Inc., Embedded Support Tools Corporation, AudeSi Technologies Inc., ICESoft AS and Rapid Logic, Inc.
(10)	Net loss and net loss per share includes those items stated in (9) above, together with a gain on the sale of publicly traded investments of $10.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Operating and Financial Summary

Wind River is a global leader in Device Software Optimization (DSO). Our software is used to develop and run devices better, faster, at a lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

How We Earn Our Revenues

We earn our revenues from the license and sale of our products and from providing services related to our products. Our software products are licensed to our customers for their development use under either a subscription license or a perpetual license which assists them in the overall development process of their devices. Customers who purchase a subscription license, also referred to as an enterprise license, are charged per term (e.g. an annual fee), renewable at the election of the customer. Customers who purchase a perpetual license are generally charged a one-time, up-front fee. Once development is completed, whether under a subscription license or a perpetual license, we also generally charge our customers a production license fee for every copy of our product included in the final, manufactured device. Customers either report their usage on a quarterly basis or purchase a block of production licenses in advance of use. We also earn revenue for support and maintenance services for our products, which includes telephone support and provision of updates. For products licensed under a perpetual license, support and maintenance may be purchased for a separate fee. For products licensed under a subscription license, support and maintenance is included in the per-term fee, and includes upgrades. In addition, we also charge customers for other services related to our products, such as training and professional services. Our training services are generally purchased for a fixed fee, while our professional services are available on both a time-and-materials and fixed price contract basis. Our professional services are designed to assist our customers with the design and development of a completed device or application.

Our product revenues are comprised of revenues from perpetual licenses, the revenues that we receive for all production licenses, whether related to development under a perpetual license or a subscription license, and hardware revenues. Our subscription revenues are derived from revenues from our subscription licenses, which includes support and maintenance provided to these customers. Our services revenues are derived from our training and professional services revenues, as well as revenues for support and maintenance of our products under perpetual licenses.

Our Licensing Models

We license our software using two primary licensing models, subscription-based enterprise licensing and project-based perpetual licensing. Our Wind River Platforms and Workbench Integrated Development Suite are primarily licensed under enterprise licensing.

Our subscription-based enterprise license model was first introduced in November 2002. This model includes subscription-based development licenses that are typically one year in duration, although some licenses extend to periods greater than one year. Subscription enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River Platforms or tools expires unless renewed. Most enterprise licenses (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the full cost of the annual subscription within 30-60 days after entering into the enterprise license agreement, (iii) include production license reporting once a customer makes a commercial release of a device that incorporates our products, and (iv) may include a number of service credits for field engineering support. During fiscal 2005, some customers have entered into multi-year strategic agreements with us. These agreements have generally included payment terms for the full cost of the multi-year subscription within 30-90 days after entering into the enterprise licensing agreement.

In February 2004, we introduced a variation on this model that includes a higher priced per-seat subscription without a separate per-unit production license fee, allowing our customers to choose between the “shared success” model that includes production license fees or a pure “per-seat” subscription model without a separate production license fee. To date, the majority of subscription licenses continue to include per-unit production licenses fees, which aggregate volumes across the enterprise to create incentives for broader adoption. However, we believe that offering certain variations of our enterprise licensing models allows our customers to have greater flexibility in meeting their business needs.

We also license our software under project-based perpetual licenses. Under this model, our customers pay an up-front, development license fee together with an annual maintenance fee that is based on a fixed percentage of the total licensing fees. For device software products, the customer typically also pays a per-unit, per-project production-license fee based on the number of copies of our operating system software that are included in final manufactured devices. The terms of the perpetual license for our software restrict the customer’s use to a specific project, such as a line of printers or digital camera and, as a result, any software licenses or prepaid production license fees can generally only be used on that specific project.

Under our perpetual license model, we sell our products at the specific project level and are dealing primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River Platform products is to seek enterprise wide adoption. As a result, the customer’s decision to adopt our products is now more strategic leading to longer sales lead times and ultimately more complex and time consuming negotiations. Our success is therefore dependent upon our ability to first educate our current and potential customers of the value associated with our Wind River Platform products and services and, secondly, our ability to negotiate and close such transactions with these customers on terms which are mutually agreeable.

Due to the fact that a significant portion of our business is sold under the enterprise licensing model, our reported revenue in a given quarter does not necessarily reflect our level of business activity. Under the enterprise license model, revenue is recognized ratably over the subscription period. By contrast, under applicable accounting rules, a perpetual license requires the majority of license revenue to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current-quarter revenue than an equal-sized order for a perpetual license, but will result in increased deferred revenue compared to the perpetual license. We expect customers to continue to transition from perpetual licensing to the enterprise licensing in the coming fiscal year. Depending on the rate at which customers transition from our perpetual model to our enterprise license model, our reported revenue may continue to be impacted in the short term.

Recent Operating Results

During fiscal 2005, we returned to profitability and positive cash flow from operations, following our focus on growth in revenue and deferred revenue and our focus on cost containment. Growth in revenue and deferred revenue was primarily driven by an increase in our enterprise licensing business arising from additional focus on our DSO strategy and an improvement in the overall economy and production license revenues which more than offset decreases in revenue from our perpetual license sales and maintenance. We also repaid our $40.0 million term loan in the second quarter of fiscal 2005 and repurchased $75.0 million of our Convertible Subordinated Note in January 2005. (See Note 8 “Convertible Subordinated Notes and Other Borrowings” in Notes to Consolidated Financial Statements for further information).

Our total revenues were $235.4 million fiscal 2005 compared to $204.1 million in fiscal 2004, an increase of $31.3 million or 15% and decreased $45.0 million or 18% in fiscal 2004 compared to revenues of $249.1 million in fiscal 2003. Our net income was $8.2 million or a net income of $0.09 per fully diluted share in fiscal 2005. Our net loss was $24.6 million and $106.9 million, or a net loss of $0.31 per fully diluted share and $1.35 per fully diluted share, in fiscal 2004 and 2003, respectively.

Our total deferred revenue has increased to $77.1 million at January 31, 2005 from $39.1 million at January 31, 2004, primarily as a result of continued increases in sales of Wind River Platforms and other enterprise license based products. Of the total deferred revenue balance at January 31, 2005, $11.5 million relates to deferred revenue classified as long term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $40.4 million in fiscal 2005 compared to cash used in operations of $9.0 million and $38.2 million in fiscal 2004 and 2003, respectively.

Acquisition

On January 21, 2005, we acquired the assets and certain obligations of the ScopeTools business unit of Real-Time Innovations, Inc (“RTI”). Total consideration for the transaction was $10.1 million, comprising $9.1 million in cash, 40,977 shares of our common stock with a fair value of $494,000, $283,000 in acquisition costs and $251,000 in assumed maintenance support costs. We determined that $735,000 of the amount paid to RTI as part of the purchase consideration related to royalty payments due RTI under a pre-existing distributor arrangement whereby we licensed the software of the ScopeTools business. This amount was calculated in accordance with the terms of pre-existing arrangement and has been recognized as cost of revenue and deducted from the purchase consideration. The 40,977 shares and $507,000 in cash were placed in escrow for a period of 12 months to indemnify us in case we incur certain liabilities in connection with the transaction.

In accordance with the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), we allocated the total consideration to the intangible assets and tangible liabilities acquired, based on their estimated fair values. In performing the purchase price allocation of acquired intangible assets, we considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of the ScopeTools business unit, among other factors. We used the income valuation approach in determining fair value using discount rates ranging from 19% to 36%. Of the purchase price, $2.5 million was allocated to intangible assets and $7.6 million was allocated to goodwill. The intangible assets consist of existing technology of $1.7 million, core technology of $400,000, maintenance agreements of $300,000 and non-competition agreements of $100,000 and are being amortized over periods of two to seven years. The goodwill of $7.6 million represents our assigned value for the long-term potential of the integration of the ScopeTools business unit into our overall product strategy. The ScopeTools business unit’s results of operations, which are not material to us, have been included in our results since the date of acquisition.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Restructuring charges;

•	Accounting for income taxes;

•	Stock-based compensation; and

•	Litigation contingencies.

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Agreements generally do not allow the right of return or sales price adjustments.

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

Persuasive evidence of an arrangement exists. It is our customary practice to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenues on an arrangement.

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

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time the risk of loss has transferred. Sales to distributors are generally recognized upon receipt of production reports related to the sale of product to an end-user.

Professional service revenues are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of our software products. Revenues from these services are recognized separately from the license fee because the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

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

Vendor Specific Objective Evidence (“VSOE”). We establish VSOE for subscription transactions and maintenance services by reference to substantive stated future renewal rates included in contracts or the amounts charged on similar transactions. We establish VSOE for professional services time-and-materials contracts by reference to standard hourly rates charged for services. We have not yet established VSOE for professional services fixed-price contracts. Where such services are sold in conjunction with other products, significant management judgment is required to determine appropriate revenue recognition.

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. We must assess whether the fee associated with a revenue transaction is fixed or determinable, whether VSOE exists for all elements of a transaction and the related revenue recognition impact of this, whether or not collection is probable and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Deferred revenues. Deferred subscription revenues represent customer billings made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Deferred service revenues include pre-payments for software consulting and other product services, including software licenses transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance and service revenues represent customer payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Estimating sales returns and other allowances, and allowance for doubtful accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result. The provision for sales returns and other allowances was $2.7 million and $4.1 million at January 31, 2005 and 2004, respectively. The decrease relates to an improvement in our historical rate of returns and allowances.

Similarly, management makes estimates of the non-collectibility of accounts receivables, specifically analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. The allowance for doubtful accounts was $2.0 million and $2.7 million at January 31, 2005 and 2004, respectively. See Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements for a summary of activities during the years reported.

Valuation of long-lived assets, including goodwill and purchased intangibles

Goodwill and purchased intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets are amortized over the estimated useful lives ranging from one year to seven years on a straight-line basis. Intangible assets acquired subsequent to June 30, 2001 have been accounted for in accordance with the provisions of SFAS No. 141 and have been amortized in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For all other intangible assets, we adopted the provisions of SFAS No. 142 on February 1, 2002, which requires that goodwill no longer be amortized, but continue to be evaluated for impairment. Significant management judgment is involved in assessing the fair value of goodwill and purchased intangible assets received. The primary methods used to determine the fair value of assets received is the income approach, under which we must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets, and the market approach, under which we compare the value of our reporting unit to publicly-traded companies in similar lines of business. If we made different judgments, material differences in the amount of fair value assigned to purchased intangibles and goodwill could arise.

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142. We currently operate as one reportable segment. The primary methods used to determine the fair value of goodwill for impairment purposes were the income and market approaches. Goodwill was $92.0 million and $84.4 million and purchased intangibles were $2.5 million and $2.2 million at January 31, 2005 and 2004, respectively.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal

of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. Substantially all of our long-lived assets, including goodwill, are located in North America.

The impairment charge for goodwill, purchased intangibles and other long-lived assets is assessed based upon estimated discounted cash flows over the remaining useful life of the goodwill, purchased intangibles or long-lived assets using an appropriate discount rate that incorporates our cost of capital and the risk profile of the associated investment. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. These estimates are highly subjective and require significant management judgment as these estimates require us to make assumptions regarding future operating results, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets not previously recorded. For details about the impairment charges we recorded during fiscal 2004 and 2003, see “—Results of Operations—Years Ended January 31, 2005, 2004 and 2003—Impairment of Goodwill and Purchased Intangibles” below.

Restructuring Charges.

In fiscal 2005, 2004 and 2003, restructuring charges consist of costs associated with restructuring programs implemented by us and costs associated with the settlement of litigation and related remediation efforts. We account for the individual components of the restructuring activities as discussed further below.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”), and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). We adopted SFAS No. 146 effective January 1, 2003; therefore, our 2004 and 2005 restructuring activities were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact our restructuring obligations recognized in connection with our restructuring activities initiated in fiscal 2003, as these obligations continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The following is a summary of the accounting principles used to record and measure our 2005, 2004 and 2003 restructuring activities and associated obligations:

2005 and 2004 Restructurings. The expenses incurred in connection with our fiscal 2005 and 2004 restructuring are comprised principally of severance and associated employee termination costs related to the reduction of our workforce, an office closure and for employee litigation as a result of previous restructurings. The employee litigation relates to alleged wrongful termination. These activities have been accounted for primarily in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. The employee litigation charges were accounted for in accordance with SFAS No.5, “Accounting for Contingencies”.

A small portion of our restructuring costs for fiscal 2005 and 2004 have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS No. 112”). We applied SFAS No. 112 to a small number of international employees where we have historically provided termination benefits based on local statutory regulations. Accordingly, we record the liability related to these termination costs when we determine that they are both probable and estimable, which is generally when: (i) we approve a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

2003 Restructuring. Restructuring obligations incurred prior to the adoption of SFAS No. 146 in fiscal 2003 were accounted for and continue to be accounted for in accordance with EITF 94-3, SAB 100 “Restructuring and Impairment Charges” (“SAB 100”) and EITF 88-10. The expenses incurred in connection with our 2003 restructuring are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of our workforce; (ii) consolidation of excess facilities; and (iii) impairment costs associated with certain other assets. We accounted for the individual components of the 2003 restructuring as follows:

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

Consolidation of excess facilities. We accounted for the costs associated with the consolidation of excess facilities in accordance with EITF 88-10, and accordingly, we recorded the costs associated with excess facilities when the related leased property had no substantive future use or benefit to us. Our estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from subleasing certain facilities. The estimated proceeds from subleasing these facilities are based on current comparable rates for leases in the respective markets.

Impairment costs associated with certain other assets. During fiscal 2003, we recorded a charge of $3.5 million related to certain other assets, primarily assets associated with certain products that management decided to discontinue as a result of its restructuring programs.

We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates. Restructuring charges in fiscal 2005, 2004 and 2003 were $2.7 million, $2.2 million and $32.7 million, respectively.

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

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. During the year ended January 31, 2005, we realized a benefit of $1.0 million arising from the final assessment of a foreign tax audit. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if the realization of such assets is more likely than not to occur. We have recorded a valuation allowance due to uncertainties related to our ability to utilize our deferred tax assets, in all jurisdictions apart from Germany, primarily relating to certain net operating losses carried forward and foreign tax credits, before they expire. This determination has been made based on available evidence, including our historical levels of taxable income. Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to our deferred tax assets would cause a material increase to income in the period such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Factors that we must consider in making this determination include historical levels and future forecasts of taxable income among other items. The valuation allowance at January 31, 2005 and 2004 was $76.6 million and $74.2 million, respectively. Management continues to evaluate the realizability of our deferred tax assets and related valuation allowances.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. However, as of February 1, 2006, we will be required to apply FASB Statement 123R, Share-Based Payment, which will require us to measure compensation cost for all share-based payments at fair value.

Litigation Contingencies

We are involved from time to time in various proceedings, lawsuits and claims involving our customers, products, intellectual property, stockholders and employees, among other things. Quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations or financial position.

Results of Operations for the Years Ended January 31, 2005, 2004 and 2003

Revenues

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months.

	Years Ended January 31,			Percentage of Total Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
Product revenues	$123,298	$116,784	$161,297	52%	57%	65%
Subscription revenues	48,960	19,125	2,602	21	10	1
Service revenues	63,142	68,210	85,222	27	33	34

Total revenues, net	$235,400	$204,119	$249,121	100%	100%	100%

Total revenues increased 15% in fiscal 2005 compared to fiscal 2004 and decreased 18% in fiscal 2004 compared to 2003.

The increase in total revenues in fiscal 2005 compared to 2004 was primarily due to higher customer demand for our software and hardware, improvements in production license revenues and increased investments in device software optimization solutions as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock”.

The decrease in total revenues in fiscal 2004 compared to 2003 was due to lower customer demand for hardware and software products, including revenues from production licenses, which are generally tied to the number of devices deployed by our customers. This lower customer demand was mainly a result of the continuing economic downturn in the high-technology sector, which started during fiscal 2002 and continued through fiscal 2004.

Our product and service revenues, in particular maintenance revenues, have also been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted, and will continue to impact, our revenues in the short term as customers transition to the Wind River Platforms, our deferred revenues have increased to $77.1 million at January 31, 2005 from $39.1 million at January 31, 2004, primarily as a result of the transition of business to our Wind River Platforms.

Product Revenues.

Product revenues are comprised of perpetual license revenues, including hardware revenues, and production license revenues from perpetual and subscription licensing. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
Perpetual license revenues	$51,605	$58,085	$91,954	22%	28%	37%
Production license revenues	71,693	58,699	69,343	30	29	28

Total product revenues	$123,298	$116,784	$161,297	52%	57%	65%

Perpetual license revenues declined 11% in fiscal 2005 compared to fiscal 2004 and declined 37% in fiscal 2004 compared to fiscal 2003. Perpetual license revenues have decreased as a percentage of revenue in fiscal 2005 and 2004 compared to fiscal 2003 due to the transition to our Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual licenses and hardware revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues increased 22% in fiscal 2005 compared to fiscal 2004 and declined 15% in fiscal 2004 compared to fiscal 2003. This increase in fiscal 2005 was primarily due to our customers manufacturing more embedded devices that include our technology, especially in the digital consumer and networking segments, improvement in our execution in the area of customer compliance and reporting and improvement in our customers’ own quarterly reporting processes.

Subscription Revenues. Subscription revenues were $49.0 million in fiscal 2005 compared to $19.1 million in fiscal 2004, an increase of 156%. The significant increase in fiscal 2005 in subscription revenues resulted from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model and increasing business activity levels. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under the enterprise license model. The transition of customers to enterprise license model will continue to affect the level of our overall revenues because we recognize fees under this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues.

Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
Maintenance revenues	$38,264	$44,980	$51,224	16%	22%	20%
Other service revenues	24,878	23,230	33,998	11	11	14

Total service revenues	$63,142	$68,210	$85,222	27%	33%	34%

Maintenance revenues declined 15% in fiscal 2005 compared to fiscal 2004, and declined 12% in fiscal 2004 compared to fiscal 2003. The decline in fiscal 2005 is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee. We expect maintenance revenues will continue to decline as our customers’ transition to our Wind River Platforms continues. Other service revenues increased 7% in fiscal 2005 compared to fiscal 2004 and declined 32% in fiscal 2004 compared to fiscal 2003. The increase in fiscal 2005 was due to an increase in professional service revenues. In addition to the impact from the general economic environment, other service revenues were also impacted in fiscal 2004 due to a disruption in services backlog arising from a reorganization of our sales force. During fiscal year 2005 and 2004, we generated $6.0 million and $8.0 million in revenue from fixed-price services contracts accounted for under the percentage-of-completion method of accounting, respectively. The majority of other service revenues are related to time-and-materials services contracts, which are recognized as the related services are performed.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
North America	$128,649	$114,527	$145,488	55%	56%	58%
EMEA	55,665	47,825	56,956	24	24	23
Japan	33,006	27,160	28,418	14	13	12
Asia Pacific	18,080	14,607	18,259	7	7	7

Total revenues, net	$235,400	$204,119	$249,121	100%	100%	100%

Revenues from international sales increased 19% to $106.8 million in fiscal 2005 from $89.6 million in fiscal 2004 and decreased 14% from $103.6 million in fiscal 2003. The increase is due to a 16% increase in revenues from EMEA, a 22% increase in revenues from Japan, and a 24% increase in revenues from Asia Pacific, between fiscal 2005 and 2004. The decrease in fiscal 2004 compared to fiscal 2003 was due to a 16% decrease in revenues from EMEA, a 4% decrease in revenues from Japan, and a 20% decrease in revenues from Asia Pacific, between fiscal 2004 and 2003. International revenues increased as a percentage of revenues between fiscal 2005 and 2004 primarily due to international revenues increasing at a faster rate than North American revenues. International revenues increased in absolute dollars primarily due to increases in subscription revenues and production license revenues in all international geographies. The impact of foreign exchange rate movements did not have a significant impact on international revenues during fiscal 2005. The decrease in international revenues between fiscal 2004 and 2003 resulted primarily from the same macroeconomic factors that have impacted our business in North America and have caused our customers to reduce their research and development spending and purchase fewer of our products and services. Our international revenues have also been affected as the result of the transition of some of our customers to our Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 45%, 44% and 42% of total revenues in fiscal 2005, 2004 and 2003, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in United States Dollars, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of January 31,
	2005	2004	Dollar Change	Percentage Change
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$40,910	$17,444	$23,466	135%
Maintenance and other	24,705	21,684	3,021	14

Total current deferred revenues	65,615	39,128	26,487	68
Long-term deferred revenues:
Subscriptions	11,067	—	11,067	—
Maintenance and other	425	—	425	—

Total long-term deferred revenues	11,492	—	11,492	—

Total deferred revenues	$77,107	$39,128	$37,979	97%

During fiscal 2005, we began offering subscription and maintenance periods greater than twelve months and, accordingly, began to record long-term deferred revenues which represents the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. The growth in subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels. The growth in deferred revenues for subscriptions during fiscal 2005 corresponds to the 156% increase in subscription revenue. The growth in deferred revenues for maintenance and other during fiscal 2005 corresponds to the growth in our software consulting services revenue.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
Product	$5,747	$9,642	$18,451	5%	8%	11%
Subscription	11,259	5,333	410	23	28	16
Service	32,777	36,146	50,499	52	53	59
Amortization of purchased intangibles	1,646	5,482	6,731	—	—	—

Total cost of revenues	$51,429	$56,603	$76,091

Gross margin	$183,971	$147,516	$173,030
Gross margin percentage	78%	72%	69%

The general decline in overall costs of products and services was due to lower fixed costs such as employee costs, consulting cost and manufacturing and distribution costs arising from our restructuring activities during fiscal 2005, 2004 and 2003 and also cost of product and cost of services have decreased in absolute dollars in fiscal 2005 compared to fiscal 2004, due to the transition to our Wind River Platforms, which are accounted for as cost of subscription.

Cost of Product. Product-related costs consist primarily of salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of products decreased by 40%, or $3.9 million, in fiscal 2005 compared to fiscal 2004 and by 48%, or $8.8 million, in fiscal 2004 compared to fiscal 2003. The decline in product-related costs in absolute dollars in fiscal 2005, 2004 and 2003 was primarily due to lower direct production costs due to the allocation of costs to subscription. Direct production costs were $2.7 million, $5.8 million and $11.0 million in fiscal 2005, 2004 and 2003, respectively. Amortization of capitalized software development costs in fiscal 2005, 2004 and 2003 amounted to $105,000, $381,000 and $952,000, respectively, and third-party royalty costs for fiscal 2005, 2004 and 2003 were $2.5 million, $3.0 million and $5.7 million, respectively. The decline in product-related costs as a percentage of product revenues in the fiscal 2005 compared to fiscal 2004 was related to the increased allocation to subscription and increased production license revenues that have only marginal cost of product. The decline in product-related costs as a percentage of product revenues in fiscal 2004 compared to fiscal 2003 was related to the decline in production costs resulting from our restructuring activities taken in fiscal 2003 and 2002. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs of revenues consists primarily of subscription-related costs, including salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased 111%, or $5.9 million, in fiscal 2005 compared to fiscal 2004 and $4.9 million, in fiscal 2004 compared to fiscal 2003. Subscription-related production costs were $4.5 million, $1.4 million and $211,000 during fiscal 2005, 2004 and 2003, respectively. Subscription-related maintenance and support services costs were $6.8 million, $3.4 million and $163,000 during fiscal 2005, 2004 and 2003, respectively. The increase in absolute dollars in subscription costs in fiscal 2005 as compared to fiscal 2004 was primarily due to the higher allocation of maintenance and support services costs and higher production costs and as a result of the related increase in subscription revenue. The increase in absolute dollars in subscription costs in fiscal 2004 as compared to fiscal 2003 was due to fiscal 2004 being the first full year in which we sold our Wind River Platforms under the enterprise license model. The decrease in cost of subscription revenues as a percentage of subscription revenues in fiscal 2005 compared to fiscal 2004 was due to fixed costs, such as production and maintenance salaries, being absorbed by a higher revenue base. The increase in cost of subscription revenues as a percentage of subscription revenues in fiscal 2004 compared to fiscal 2003 was due to the fact that our Wind River Platforms include a higher mixture of services costs which traditionally carry a proportionally lower gross margin. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services decreased by 9%, or $3.4 million, in fiscal 2005 compared to fiscal 2004 and by 28%, or $14.4 million, in fiscal 2004 compared to fiscal 2003. The decrease in absolute dollars of service costs in fiscal 2005 compared to fiscal 2004 and in fiscal 2004 compared to fiscal 2003, was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs implemented beginning fiscal 2003 and through fiscal 2005. We realized overall cost reductions of $3.9 million and $9.6 million in professional service costs relating primarily to internal payroll and external contractor costs, savings of $146,000 and $2.7 million in training costs, and increased costs of $586,000 and savings of $2.1 million in maintenance costs in fiscal 2005 compared to fiscal 2004, and fiscal 2004 compared to fiscal 2003, respectively. In addition, cost of service revenues decreased as a percentage of services revenue in fiscal 2005 compared to fiscal 2004 and fiscal 2003 due in part to the transition to our Wind River Platforms which are accounted for as costs of subscriptions. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decreases in amortization in fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003 were due to a lower amortizable base of purchased intangible assets. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of Real-Time Innovations, Inc. and recorded $2.1 million in completed technology which is expected be amortized to cost of revenue over a four year period.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on worldwide headcount data. Information technology allocated costs includes salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs includes straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

The general decline in both absolute dollars and as a percentage of revenue in selling and marketing, product development and engineering and general and administrative costs as shown below, for fiscal years 2004 and 2003, and to a lesser extent 2005, was due in a large part to the restructuring programs and cost control measures we implemented over the past few years, which led to decreased overall costs, primarily payroll related expenses, consulting expenses, general operating expenses, such as travel costs and reduced depreciation expenses arising from reduced capital expenditures. In fiscal 2005 compared to fiscal 2004, revenues increased at a faster rate than selling and marketing and product development and engineering costs causing the decrease in these costs as a percentage of revenue.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
Selling and marketing	$89,758	6%	$84,817	(29)%	$120,150
As a percentage of total revenues	38%		42%		48%

The increase in selling and marketing expenses in fiscal 2005 compared to fiscal 2004 was 6% or $4.9 million. This increase was attributable to higher salaries and related fringe benefit costs of $3.5 million due to an increased investment in the sales organization, higher sales commissions of $2.0 million, due to an increase in revenue and higher distributor commissions of $729,000, due to increased use of distributor and sales agents and higher advertising and marketing costs of $718,000. The increases were offset by a reduction in depreciation expense of $1.2 million, due to a lower depreciable base of short-lived fixed assets and $2.0 million due to a decrease in rent and other facility costs. The decrease in selling and marketing expenses from fiscal 2004 to fiscal 2003 was 29% or $35.3 million. The decrease was attributable to lower sales commission expenses as a result of decreased sales volume and decreased expenditures due to the restructuring programs implemented during fiscal 2004 and 2003. In addition, salaries and related fringe benefits costs decreased by $10.2 million, sales commission costs decreased by $6.6 million, travel expenses decreased by $2.9 million, consulting expenses decreased by $2.3 million, depreciation expenses decreased $4.2 million and rent and utilities decreased by $2.9 million, in fiscal 2004 compared to fiscal 2003. We expect an increase in selling and marketing expenses in absolute dollars in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
Product development and engineering	$59,224	5%	$56,673	(23)%	$73,985
As a percentage of net revenues	25%		28%		30%

The increase in product development and engineering expenses in fiscal 2005 compared to fiscal 2004 was 5% or $2.6 million. This increase was primarily attributable to higher salaries and fringe benefits of $3.5 million, the addition of an engineering incentive program totaling $1.1 million and an increase in consulting and outside costs of $922,000. These increases were offset by a decrease in depreciation expense of $1.7 million due to a lower base of depreciable assets and savings in several other areas. Additionally, in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we capitalized $1.5 million of product development expenses in fiscal 2005 in connection with the release of VxWorks 6.0 and Workbench 2.2, both of which were major product releases for us. The related costs will be amortized over the next two years as a component of cost of revenues. The decrease in product development and engineering expenses in fiscal 2004 compared to fiscal 2003 was 23% or $17.3 million. The decrease in absolute dollars of product development and engineering expenses in fiscal 2004 compared to fiscal 2003 was primarily due to cost-control measures relating to our restructuring programs. Salaries and fringe benefits costs decreased by $11.6 million in fiscal 2004 compared to fiscal 2003. In addition, depreciation expense decreased $2.1 million in fiscal 2004 compared to fiscal 2003 due to a lower depreciable base of our short-lived fixed assets. We received $3.8 million in fiscal 2005, $3.5 million in fiscal 2004 and $4.5 million in fiscal 2003, respectively, of third party funded research and development which offset a portion of our gross research and development expenses. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities related expenses and external fees for professional services, such as legal and accounting.

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
General and administrative	$21,087	(18)%	$25,816	(23)%	$33,386
As a percentage of net revenues	9%		13%		13%

The decrease in general and administrative expenses in fiscal 2005 compared to fiscal 2004 was 18% or $4.7 million and was primarily a result of general cost saving initiatives realized from restructuring activities in fiscal 2005 and from previous restructurings. We realized $5.6 million in payroll-related cost reductions in fiscal 2005 compared to fiscal 2004. This decrease was offset by an increase of $878,000 in attestation services, primarily due to the additional requirements of the Sarbanes-Oxley Act of 2002, and tax services. The decrease in general and administrative expenses in fiscal 2004 compared to fiscal 2003 was 23% or $7.6 million primarily due to cost-control measures relating to our restructuring programs implemented in fiscal 2004 and fiscal 2003. Due to these restructuring plans, we realized $4.3 million in payroll-related cost reductions and realized $2.9 million in legal and accounting costs, primarily as a result of lower legal costs resulting from our restructuring plans, and from having incurred $800,000 of legal costs in fiscal 2003 relating to an employee litigation matter. The decrease in costs in fiscal 2004 was offset by $1.4 million in stock compensation charges associated with the separation of our former Chief Executive Officer, Thomas St. Dennis. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Goodwill. We performed our annual test for goodwill impairment as required by SFAS No. 142 as of June 30, 2004. We currently operate in one reportable segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 17%, were determined using our best estimates as of the date of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

Amortization of Other Intangibles

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
Amortization of other intangibles	$554	(47)%	$1,045	(72)%	$3,728
As a percentage of net revenues	—%		1%		1%

The decrease in amortization of other intangibles for fiscal 2005 and 2004 compared to 2003 was due to a lower amortizable base of other intangible assets. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of Real-Time Innovations, Inc. and recorded $400,000 in intangible assets, other than goodwill which are expected to be amortized to operating expenses over a two to seven year period.

Impairment of Purchased Intangibles

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
Impairment of purchased intangibles	$—	(100)%	$1,400	(67)%	$4,253
As a percentage of net revenues	—%		1%		2%

There was no goodwill or purchased intangibles impairment for fiscal 2005. During the second quarters of fiscal 2004 and 2003 and during the fourth quarter of fiscal 2003, we identified possible impairments of goodwill and certain purchased technologies relating to previous acquisitions. The impairments were based on a change in the long-term strategic plan for these purchased technologies following a deterioration in the business climate and changes in sales and cash flow forecasts.

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

Accordingly, we compared the undiscounted cash flows associated with such acquired business and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, we recorded aggregate impairment charges of $1.4 million and $4.3 million of purchased technologies during fiscal 2004 and 2003, respectively. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows as follows:

	Impairment Expense For Years Ended January 31,
Acquired Entity	2004	2003
	(In thousands)
Eonic Systems, NV	$—	$2,257
Telenetworks	—	1,996
Berkeley Software Design, Inc.	1,400	—

	$1,400	$4,253

The impairment review of these assets was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill and purchased intangibles, using discount rates ranging from 17% to 30% for fiscal 2003. No discount rate was applied in fiscal 2004 due to the short-term nature of remaining cash flows. The assumptions supporting the cash flows, including the discount rates, were determined using our best estimate as of the date of the impairment review. The impairment charge for those assets held for disposal also included the expected proceeds of disposition. As of January 31, 2005 and 2004, we had net book values of goodwill of $92.0 million and $84.4 million, respectively, and net book values of purchased intangibles of $2.5 million and $2.2 million, respectively. All identifiable intangible assets, other than goodwill, will continue to be amortized in accordance with SFAS No. 142. See Note 3, “Goodwill and Purchased Intangibles” in Notes to the Consolidated Financial Statements.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, a settlement with our former chief executive officer and a settlement of litigation and related remediation efforts.

Restructuring Charges. We recorded net restructuring charges of $2.7 million, $2.2 million and $32.7 million in fiscal 2005, 2004 and 2003, respectively, which in each case were classified as operating expenses.

As a result of decisions undertaken by us regarding the cost structure of our business, beginning in fiscal 2002, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans have been based on certain assumptions regarding the cost structure of our business and the nature and severity of prior industry adjustments and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretionary spending on items such as consulting and travel. As a result of the headcount reductions, we eliminated an aggregate of 58 employee positions in fiscal 2005, 70 employee positions in fiscal 2004 and 591 employee positions in fiscal 2003. Our restructuring program for fiscal 2003 was initiated prior to our adoption of SFAS No. 146 and has been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Our restructuring programs for fiscal 2005 and 2004 have been accounted for in accordance with SFAS No. 146 and SFAS No. 112. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of January 31, 2005, our total restructuring liabilities related to our restructuring plans for fiscal 2005, 2004 and 2003 were approximately $1.4 million. The following table summarizes our restructuring liabilities as of January 31, 2005, 2004 and 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2002	$4,294	$949	$—	$5,243
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)

Total charges	2,201	—	—	2,201
Cash payments	(16,000)	(1,462)	(605)	(18,067)

Restructuring liabilities as of January 31, 2004	1,356	1,203	292	2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)

Total charges	1,575	396	744	2,715
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404

The worldwide workforce reductions implemented during fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in fiscal 2004 were substantially completed by the end of the third quarter of fiscal 2005. The workforce reductions implemented in fiscal 2005 will be substantially completed by the end of the first quarter of fiscal 2006.

During fiscal 2005, we undertook further limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. We also incurred charges associated with restructurings from fiscal 2004. In addition, we incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Also, in fiscal 2005, we revised estimates for actual experience in the amount of $446,000 in employee-related items, which includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office. All charges have been calculated in accordance with the provisions of SFAS No. 146, SFAS No. 112 and SAB 100.

The workforce reductions in fiscal 2004 and 2003 affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. We also reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 restructuring program. In addition, we revised estimates for actual usage in the amount of $560,000 and $1.1 million in fiscal 2004 and fiscal 2003, respectively, primarily associated with workforce reductions related to outplacement fees and COBRA fees.

We recorded a net restructuring charge of $3.5 million during fiscal 2003, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for our leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2006. Equipment disposed of or removed from operations as a result of the workforce reduction resulted in non-cash charges of $206,000 in fiscal 2003 and consisted primarily of computer equipment.

During fiscal 2003, we recorded a restructuring charge of $3.5 million for other items primarily relating to research and development activities that management decided to discontinue as a result of our restructuring activities.

Other Charges. During fiscal 2005, we recorded a reversal of $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003. During fiscal 2004, we recorded a charge of $766,000 associated with a settlement of our former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a stockholder loan that Mr. St. Dennis held with the company. (See Note 7, “Management Changes” in Notes to Consolidated Financial Statements for further information.) During fiscal 2003, we recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

Gain on Sale of Asset

	2005	Percentage Change	2004	Percentage Change	2003
	(In thousands, except percentages)
Gain on sale of asset	$(1,982)	—%	$—	—%	$—
As a percentage of net revenues	1%		—%		—%

In fiscal 2005, we sold our Sunnyvale facility and realized a gain of $2.0 million. We had no similar sales in fiscal 2004 or 2003.

Other Income (Expense)

	Years Ended January 31,			Percentage of Total Revenues, net
	2005	2004	2003	2005	2004	2003
	(In thousands, except percentages)
Interest income	$6,820	$8,676	$12,228	3%	4%	5%
Interest expense	(8,511)	(7,256)	(6,929)	(4)	(4)	(3)
Other income (expense), net	(574)	1,251	(11,680)	—	1	(5)

Total other income (expense)	$(2,265)	$2,671	$(6,381)	(1)%	1%	(3)%

Interest Income. Interest income declined by 21% or $1.9 million in fiscal 2005 compared to fiscal 2004 and declined by 29% or $3.6 million in fiscal 2004 compared to fiscal 2003. The decrease in fiscal 2005 compared to fiscal 2004 was primarily due to lower invested balances. The average yield for fiscal 2005 was 2.68% as compared to 1.94% for fiscal 2004 and 2.95% for fiscal 2003. The decrease in fiscal 2004 compared to 2003 in interest income was primarily due to lower invested balances, lower interest earned on our investments as a result of lower interest rates and higher amortization expense related to our fixed-income securities. Total cash and cash equivalents, investments and restricted investments at the end of fiscal 2005 and 2004 were approximately $194.8 million and $260.8 million, respectively.

Interest Expense. Interest expense increased by 17% or $1.3 million in fiscal 2005 compared to fiscal 2004 and increased by 5% or $327,000 in fiscal 2004 compared to fiscal 2003. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In January 2005, we repurchased $75.0 million of our convertible subordinated notes and as a result, recorded a $1.4 million expense related to premium paid and related expense of issuance costs. Additionally, in fiscal 2004, we incurred interest of approximately $184,000 each quarter on our loan facility with Wells Fargo. In July of fiscal 2005, the loan facility was fully paid. The increase in fiscal 2004 compared to fiscal 2003 was a result of this loan facility.

Other Income (Expense), Net. For fiscal 2005, other income (expense) consists primarily of foreign currency losses. During fiscal 2004, other income consisted mainly of gains on the sale of investments and technology of $1.0 million. During fiscal 2003, other expense reflected our write-down of certain public and private investments of approximately $4.5 million, costs associated with the termination of our interest rate swap liabilities, which totaled $3.9 million, and a write-down of a receivable and escrow account relating to the disposition of a previously acquired business, which totaled $1.3 million. As a result of the write-downs during fiscal 2003, we had no remaining investment book value on our balance sheet relating to private companies as of January 31, 2005 or 2004.

Provision For Income Taxes

We had a tax provision of $2.3 million, $2.4 million and $2.0 million in fiscal 2005, 2004 and 2003, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year. As of January 31, 2005 and 2004, our deferred tax assets, with the exception of Germany as of January 31, 2005, were subject to a full valuation allowance based on our determination that these assets will probably not be realized. We have recorded a deferred tax asset of $682,000 in Germany as of January 31, 2005. During the year ended January 31, 2005, we realized a benefit of $1.0 million arising from the final assessment of a foreign tax audit.

As of January 31, 2005, deferred tax assets of approximately $25.2 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in-capital.

Post Close Events

On March 1, 2005, we announced preliminary financial results for the quarter and year ended January 31, 2005. Subsequent to this announcement, but before the completion of our Annual Report on Form 10-K for fiscal 2005, management determined it was appropriate to make certain adjustments to these previously announced financial results, specifically, (i) a reclassification of $406,000 from reported revenue to deferred revenue and (ii) adjustments to certain accruals, that combined, resulted in an increase to net income of $291,000.

Liquidity and Capital Resources

As of January 31, 2005, we had working capital of approximately $13.4 million, and cash, cash equivalents and investments of approximately $194.8 million, which includes $22.3 million of cash and cash equivalents, $24.6 million of short-term investments and $147.9 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Net cash provided by (used in) operating activities	$40,383	$(9,035)	$(38,157)
Net cash provided by (used in) investing activities	47,352	(34,960)	(50,655)
Net cash (used in) provided by financing activities	(97,947)	43,479	(12,091)

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In fiscal 2005, our operating activities provided net cash of $40.4 million compared to net cash used of $9.0 million in fiscal 2004 and net cash used of $38.2 million in fiscal 2003.

Net cash provided by operating activities for fiscal 2005 consisted of cash provided by operations of $19.8 million plus an increase in cash of $20.6 million arising from changes in assets and liabilities, primarily due to an increase in deferred revenues and accrued compensation costs offset by increases in accounts receivable and a decrease in accrued restructuring costs. Our accounts receivable grew by $16.7 million during fiscal 2005 consistent with our revenue growth. Additionally, during fiscal 2005, accrued compensation increased $3.3 million primarily due to increased bonuses and commissions. Finally, our deferred revenues increased by $37.0 million relating primarily to the continued customer adoption of our Wind River Platforms sold under the enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms, whereas revenue is recognized ratably over the term of the subscription period, typically one year, causing an increase to deferred revenue.

Net cash used in operating activities for fiscal 2004 consisted of cash provided by operations of $451,000 offset by a decrease in cash of $9.5 million arising from changes in assets and liabilities, primarily restructuring costs. During fiscal 2004, we paid $18.1 million relating to our restructuring activities, offset by $2.2 million of additional restructuring liabilities incurred, both of which primarily related to severance. The restructuring activities were offset primarily by an increase in deferred revenues of $9.5 million relating to increased sales of our Wind River Platforms.

Net cash used in operating activities for fiscal 2003 consisted of cash used by operations of $55.6 million offset by an increase in cash of $17.4 million arising from changes in assets and liabilities, primarily accounts receivable. Accounts receivable decreased by $15.5 million due primarily to the lower sales volume and to an increased rate of collections compared to fiscal 2002.

Cash from operations includes net income of $8.2 million, and net losses of $24.6 million and $106.9 million adjusted primarily for depreciation and amortization (including amortization of bond issuance costs) of $12.1 million, $21.5 million and $32.6 million in fiscal 2005, 2004 and 2003, respectively, non-cash restructuring charges of $184,000, none and $2.7 million in fiscal 2005, 2004, and 2003, respectively, and impairment of goodwill and purchased intangibles of $1.4 million and $4.3 million in fiscal 2004 and 2003, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

In fiscal 2005, our investing activities provided net cash of $47.4 million, compared to cash consumed of $35.0 million in fiscal 2004 and $50.7 million in fiscal 2003. Investing activities generally relate to the purchase of investments and property and equipment, business acquisitions and changes in restricted investments, partially offset by cash provided from the sale and maturity of investments and sales of assets. Acquisitions of property and equipment totaled $5.5 million, $59.8 million and $6.7 million in fiscal 2005, 2004, and 2003, respectively, of which $2.5 million in fiscal 2005 related to costs associated with the implementation of a new ERP system and

$57.4 million in fiscal 2004 related to the purchase price of our headquarters buildings. See “—Commitments” below for further information on the exercise of a purchase option related to these buildings. During fiscal 2005 we also capitalized $1.5 million of research and development costs. We also sold our Sunnyvale facility realizing cash of $11.7 million and purchased the ScopeTools division of RTI, the cash outlay required for which was $9.1 million. During fiscal 2005, $45.2 million of formerly restricted investments held as collateral were released when we repaid our loan facility. During fiscal 2004, the net decrease in our restricted investments was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility.

Our financing activities consumed net cash of $97.9 million in fiscal 2005, provided net cash of $43.5 million in fiscal 2004 and used net cash of $12.1 million in fiscal 2003. During fiscal 2005, we repaid $40.0 million in outstanding borrowings on our loan facility and repurchased half of our outstanding 3.75% convertible subordinated notes for a total cash outlay of $75.4 million. Partially offsetting these expenditures was $17.4 million of cash received from issuances of our common stock from employee stock option exercises and employee stock purchase plan activity. During fiscal 2004, the primary source of cash was the $40.0 million that we borrowed under our loan facility and $3.5 million received from issuances of our common stock to employees. During fiscal 2003, the primary source of cash from financing activities was $7.6 million received from issuances of our common stock to employees, offset by $4.7 million used for the repurchase of our common stock and $15.0 million in repayment of a line of credit at our Japanese subsidiary. In June 2002, our Board of Directors approved a program to repurchase up to $30.0 million of our common stock over a two-year period, and in June 2004, our Board of Directors extended the time of the existing stock repurchase program for an additional two years through June 2006. The program was designed primarily to manage future dilution from employee incentive plans including option and employee stock purchase plans, as well as potential dilution relating to our convertible bond offering. No purchases were made during fiscal 2005 or 2004.

Convertible Subordinated Notes

In December 2001, we issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes may be converted, at the option of the holder, into our common stock at any time at the then-current conversion price, initially $24.115 per share. We may redeem all or a portion of the notes for cash at the redemption price of 100.75% of the principal amount between December 15, 2004 and December 15, 2005 and 100.0% of the principal amount beginning December 15, 2005 and thereafter.

During fiscal 2005, we repurchased $75.0 million of the notes on the open market for an aggregate price of $75.4 million. Additionally, we expensed $1.0 million in unamortized bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million. As of January 31, 2005, $75.0 million in convertible subordinated notes (convertible into 3.1 million shares) remained outstanding. In March 2005, we repurchased an additional $20.0 million of the convertible subordinated notes for a total cash outlay of $20.1 million.

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

Commitments

In September 1997 and November 1999, we entered into two operating leases for our headquarters facility constructed on land owned by us in Alameda, California. After consideration of various financing alternatives for the construction of our headquarters buildings, the related economic impact of each alternative and the ability to retain control of the property, we chose a form of financing that we believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of our officers or employees had any financial interest in these synthetic lease arrangements.

In January 2003, we notified the lessor of our intent to exercise the purchase options under the synthetic leases. In April 2003, we completed the transactions, terminated the synthetic leases and purchased the buildings for $57.4 million. Accordingly, the buildings were recorded as property and equipment on our balance sheet and are being depreciated over their estimated useful lives of 30 years. Additionally, restricted investments of $60.3 million held under the leases were released.

In April 2003, in connection with the termination of the synthetic leases, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which $40.0 million was borrowed during fiscal year 2004. During fiscal year 2005, we repaid all outstanding borrowings under the loan facility, releasing $46.3 million held in restricted investments in connection with the loan facility. Of the original facility, $17.5 million is still available through October 2005. See Note 8, “Convertible Subordinated Notes and Other Borrowings” in Notes to Consolidated Financial Statements for further information regarding the loan facility. The facility agreement contains customary events of defaults, including payment defaults, breaches of representations and warranties, covenant defaults, certain events of bankruptcy, insolvency and change of control, material judgments, and a cross-default to other material agreements and debt where we have incurred any liability in excess of $3.0 million. If an event of default occurs, and we do not or cannot cure the default within the time periods specified in the facility agreement, the lender would be entitled to terminate the facility and declare the outstanding amounts under the loan facility to be immediately due and payable.

Contractual Obligations

As of January 31, 2005, our future financial commitments, including interest payments, are as set forth in the table below:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Convertible subordinated debt (1)(2)	$75,000	$20,000	$55,000	$—	$—
Contractual interest on convertible subordinated debt	4,330	2,267	2,063	—	—
Operating leases (3)	20,298	3,644	5,270	3,164	8,220

	$99,628	$25,911	$62,333	$3,164	$8,220

(1)	Consists of $75.0 million 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.
(2)	Inclusive of the $20.0 million of our 3.75% convertible subordinated notes that we repurchased in March 2005.
(3)	Inclusive of minimum future sublease income to be received under noncancelable subleases of approximately $122,000.

In fiscal 2005, we implemented the first phase of the next version of our enterprise resource planning system. In connection with the implementation, we incurred an aggregate of $3.9 million of external costs in fiscal 2005. Of these costs, $2.5 million were capitalized during fiscal 2005. In addition, $450,000 remains outstanding at January 31, 2005, and will be paid in fiscal 2006. Our capital requirements depend on numerous factors including our research and development expenditures, expenses related to selling, general and administrative operations and working capital to support business growth. We anticipate that our operating and capital expenditures will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on (i) the level of our future sales (which depend, to a large extent, on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors) and (ii) our ability to implement our restructuring plans and to control expenses. Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our current cash and cash equivalents will satisfy our cash requirements for working capital, product development and capital expenditures for at least the next twelve months and on a longer term basis. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain an additional credit facility. Our ability to obtain additional financing may be limited by the amount of indebtedness we have outstanding and/or our recent performance and financial condition, particularly if our bond rating is lowered or withdrawn, as well as general market conditions if the continuing economic downturn were to continue or become more serious. Accordingly, there can be no assurance that additional financing will be available to us or, if available, that such financing will be available on favorable terms. If we were unable to obtain financing, we might be required to reduce our expenses, including product development and engineering expenses, which could have a material adverse effect on our business and results of operations.

Off-Balance Sheet Arrangements

As of January 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our Consolidated Financial Statements is our first quarter of fiscal 2007.

Upon adoption, this statement will have a significant impact on our Consolidated Financial Statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 2 in Notes to Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”) effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FASB Staff Position EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the additional provisions of this EITF upon its finalization.

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

We may not continue to increase adoption of our enterprise license model.

An increasing proportion of our products are licensed under an enterprise license model that is based upon subscription licenses rather than our traditional perpetual licenses. There is a risk that we will not be able to continue or increase our rate of adoption by new or transitioning customers to our subscription-based model, that customers may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. In addition, although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the term.

There is a further risk that we may remain dependent upon large end-of-quarter transactions, that the more complex and time consuming negotiations for enterprise licenses may affect our ability to close such transactions, that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses, and that because our enterprise license model includes limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenue. In any such event, our future revenue and earnings could be below our expectations.

Our enterprise license model has impacted the timing of our reported revenues.

The adoption of a subscription-based license model has impacted the timing of our reported revenues. Under the enterprise license model revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our subscription-based products. The impact on near-term and deferred revenues will continue to depend on the rate at which customer’s adoption or transition from our perpetual model to our enterprise license model. In addition, an increase in the number of subscription license renewals on multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

Because a significant portion of our revenues continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our revenues from production licenses increased 22%, during fiscal 2005, as compared to fiscal 2004, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have adopted an open source strategy that may not be successful or may expose us to additional risks.

We have adopted a strategy to address the open source market, and we recently released the first of our development tool products based on open source, and also announced the upcoming release of our platform products based on open source. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

As our products that include open source components are adopted, we face increased legal risks, which could affect our ability to develop or sell our open source products. Our open source strategy may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. Third parties may, in particular, assert claims for infringement or claims based on trade secret theories. Our risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business. It is also possible that our own intellectual property rights in derivative works we develop under the GNU General Public License (GPL) that applies to Linux, or other open source license, may be infringed and that as a result we may need to bring our own claim against third parties.

In addition, the enforceability of the GPL and other open source licenses affect the success of our open source strategy. The GPL states that any program licensed under it may be liberally copied, modified and distributed. The GPL is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that this court would hold the GNU license to be unenforceable in that litigation, that the GNU license or other open source license could be found to be unenforceable in a separate legal challenge, or that someone could assert a claim for proprietary rights in a program developed and distributed under them. If an open source license that applies to the licensing of components of our open source products is found to be partially or completely unenforceable, or if there are claims of infringement, we could be required to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis. An adverse legal decision affecting our intellectual property could materially harm our business.

Uncertainty regarding the legal risks related to open source components could affect sales of our open source products generally. Finally, as result of legal concerns about open source, we may be forced by our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties. In any such event, our financial condition and results of operations may be adversely affected.

The Financial Accounting Standards Board’s adoption of Statement 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB adopted Statement 123R, “Share-Based Payment,” which will require us, starting in the first quarter of fiscal year 2007, to measure compensation costs for all stock-based compensation (including our stock options and employee stock purchase plan, as currently constructed) at fair value and record a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. We expect the adoption of SFAS No. 123R to have a material adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

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

The DSO industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop device systems in-house, it is difficult to assess the impact of competition on our business and our related share of the markets that we operate in. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, run-time royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development, were $59.2 million, or 25% of total revenues, for fiscal 2005 compared to $56.7 million, or 28% of total revenues, for fiscal 2004. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2005, revenues from international sales were $106.8 million, or 45% of total revenues, as compared to $89.6 million, or 44%, of total revenue for fiscal 2004. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Adoption of our open source strategy increases this risk. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

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

In each of fiscal 2002, 2003, 2004 and 2005, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,194 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $2.7 million, $2.2 million and $32.7 million for fiscal 2005, fiscal 2004 and 2003, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to long-term profitability as a result of our restructuring plans.

We are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We have evaluated our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred significant additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ National Market. Any such action could harm our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during fiscal 2004 our stock had a high sales price of $9.70 and a low sales price of $2.71 and, during fiscal 2005, our stock had a high sales price of $14.77 and a low sales price of $7.87. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

As of January 31, 2005, we had $75.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of January 31, 2005, we had cash and cash equivalents of $22.3 million, short-term investments of $24.6 million and investments with maturities of greater than one year of $147.9 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness. In March 2005, we repurchased a further $20.0 million of our convertible subordinated debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt obligations.

We have an investment policy that has been approved by our Board of Directors. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2005 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and bond yields. Wind River expects to realize the full value of all these investments upon their maturity.

Foreign Currency Exchange Rate Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of January 31, 2005, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	3,100,000	10,000,000	490,000,000	4,100,000	9,100,000
Rate:	1.8768	1.3040	102.97	1.2384	6.9671
USD Equivalent:	$5,818,080	$13,040,000	$4,758,668	$3,310,724	$1,306,139
Maturity Date:	2/28/2005	2/28/2005	2/28/2005	2/28/2005	2/28/2005

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2005, the fair value of the above contracts was not significant.

Equity Price Risk

We value our marketable equity investments using the closing price of the stock at the end of each month. As a result, we reflect these investments on our balance sheet as of January 31, 2005 at their aggregate market value of approximately $265,000. We recorded an impairment charge on these marketable equity investments of $467,000 in fiscal 2003 representing the amount determined to be an other-than-temporary decline as of the date of impairment. As of January 31, 2005, we own 338,652 shares of common stock of e-Sim Ltd. (“e-Sim”) that was purchased prior to e-Sim’s public offering in July 1998 at $6.35 per share; with a current carrying value of $0.14 per share. On January 31, 2005, the closing price of e-Sim’s stock was $0.35 per share. We own 25,000 shares of common stock of Tvia, Inc. (“Tvia”) that was purchased prior to Tvia’s public offering in August 2000 at $11.00 per share with a current carrying value of $0.61 per share. On January 31, 2005, the closing price of Tvia’s stock was $1.51 per share. We own 172,000 shares of common stock of Insignia Solutions, Ltd. (“Insignia”) purchased in February 2001 at a carrying value of $5.00 per share; with a current carrying value of $0.38 per share. On January 31, 2005, the closing price of Insignia was $0.63 per share.

We also have certain other minority investments in private companies, which have no book value as of January 31, 2005 and 2004. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and might never develop. We recorded an impairment loss of $4.0 million during fiscal 2003 related to these investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 89.

All schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WIND RIVER SYSTEMS, INC.:

We have completed an integrated audit of Wind River Systems, Inc. 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the ScopeTools business, which was acquired from Real Time Innovations, Inc. in the fourth quarter of fiscal 2005, from its assessment of internal control over financial reporting. We have also excluded ScopeTools from our audit of internal control over financial reporting. Prior to the acquisition, the Company was a reseller of ScopeTools products. The total assets and additional revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 15, 2005

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2005	2004	2003
	(In thousands, except per share amount)
Revenues, net:
Product	$123,298	$116,784	$161,297
Subscription	48,960	19,125	2,602
Service	63,142	68,210	85,222

Total revenues, net	235,400	204,119	249,121

Cost of revenues:
Product	5,747	9,642	18,451
Subscription	11,259	5,333	410
Service	32,777	36,146	50,499
Amortization of purchased intangibles	1,646	5,482	6,731

Total cost of revenues	51,429	56,603	76,091

Gross profit	183,971	147,516	173,030

Operating expenses:
Selling and marketing	89,758	84,817	120,150
Product development and engineering	59,224	56,673	73,985
General and administrative	21,087	25,816	33,386
Amortization of other intangibles	554	1,045	3,728
Acquisition-related reversals	—	(367)	(406)
Impairment of purchased intangibles	—	1,400	4,253
Restructuring and other charges	2,649	2,967	36,410
Gain on sale of asset	(1,982)	—	—

Total operating expenses	171,290	172,351	271,506

Income (loss) from operations	12,681	(24,835)	(98,476)
Other income (expense):
Interest income	6,820	8,676	12,228
Interest expense	(8,511)	(7,256)	(6,929)
Other income (expense), net	(574)	1,251	(11,680)

Total other income (expense)	(2,265)	2,671	(6,381)

Income (loss) before provision for income taxes	10,416	(22,164)	(104,857)
Provision for income taxes	2,251	2,400	2,007

Net income (loss)	$8,165	$(24,564)	$(106,864)

Net income (loss) per share:
Basic	$0.10	$(0.31)	$(1.35)

Diluted	$0.09	$(0.31)	$(1.35)

Shares used in per share calculation:
Basic	82,181	80,056	79,035

Diluted	86,062	80,056	79,035

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2005	2004
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$22,312	$32,254
Short-term investments	24,605	19,580
Accounts receivable, net of allowances of $4,762 and $6,777	62,266	43,153
Prepaid and other current assets	12,504	10,301

Total current assets	121,687	105,288
Investments	147,877	162,661
Property and equipment, net	79,771	92,388
Goodwill	92,021	84,428
Other intangibles, net	2,484	2,184
Other assets	8,414	9,271
Restricted investments	—	46,332

Total assets	$452,254	$502,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,328	$2,744
Accrued liabilities	16,205	15,097
Accrued restructuring costs	1,404	2,851
Accrued compensation	19,210	15,689
Income taxes payable	2,512	2,559
Deferred revenues	65,615	39,128

Total current liabilities	108,274	78,068

Convertible subordinated debt	75,000	150,000
Other long-term debt	—	40,000
Long-term deferred revenues	11,492	—
Other long-term liabilities	1,543	1,468

Total liabilities	196,309	269,536

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000 authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $.001, 325,000 authorized; 85,128 and 82,743 shares issued as of January 31, 2005 and 2004, respectively; 83,366 and 80,807 shares outstanding as of January 31, 2005 and 2004, respectively	85	83
Additional paid-in-capital	769,953	753,257
Loan to stockholder	—	(1,872)
Treasury stock, 1,762 and 1,936 shares at cost as of January 31, 2005 and 2004, respectively	(31,972)	(32,860)
Accumulated other comprehensive loss	(5,621)	(468)
Accumulated deficit	(476,500)	(485,124)

Total stockholders’ equity	255,945	233,016

Total liabilities and stockholders’ equity	$452,254	$502,552

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,165	$(24,564)	$(106,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Provision for doubtful accounts, write-offs and sales returns	(1,631)	496	3,477
Depreciation and amortization	11,088	20,382	31,489
Amortization of bond issuance costs	983	1,073	1,078
Non-cash restructuring charge	184	—	2,680
Non-cash acquisition reversal	—	(367)	(406)
Non-cash compensation, including 401(k) match and stock compensation	1,661	3,154	2,455
Realized loss from repurchase of convertible subordinated notes	1,399	—	—
Gain on sale of asset	(1,982)	—	—
Realized loss (gain) from sales of available for sale securities	202	(423)	500
Deferred income taxes	(682)	—	—
Tax benefit from stock plans	359	—	—
Provision for settlement of loan and related accrued interest on loans to stockholder	—	134	—
Interest on loan to stockholder	—	—	(113)
Impairment of purchased intangibles	—	1,400	4,253
Loss (gain) on dispositions of businesses	—	(834)	1,466
Impairment of private and publicly traded investments	—	—	4,467
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(16,696)	(491)	15,503
Accounts payable	584	609	(5,128)
Accrued liabilities	118	(3,844)	808
Accrued restructuring costs	(1,447)	(15,866)	13,507
Accrued compensation	3,253	188	(2,516)
Income taxes payable	(412)	(1,833)	(3,970)
Deferred revenues	36,972	9,534	(5,793)
Other assets and liabilities	(1,735)	2,217	4,950

Net cash provided by (used in) operating activities	40,383	(9,035)	(38,157)

Cash flows from investing activities:
Acquisition of property and equipment	(5,464)	(59,771)	(6,694)
Dispositions of property and equipment	11,695	—	—
Capitalized software development costs	(1,521)	—	(969)
Purchase of investments	(186,293)	(175,322)	(256,820)
Sales of investments	104,707	93,350	143,461
Maturities of investments	88,126	91,960	70,345
Acquisitions, net of cash acquired	(9,065)	(175)	22
Release of restricted investments	45,167	14,164	—
Sale of technology	—	834	—

Net cash provided by (used in) investing activities	47,352	(34,960)	(50,655)

Cash flows from financing activities:
Issuance of common stock, net	17,403	3,479	7,594
Acquisition of treasury stock	—	—	(4,697)
Repurchase of convertible subordinated notes	(75,350)	—	—
Borrowings (repayment) related to term loan	(40,000)	40,000	—
Borrowings (repayment) of line of credit	—	—	(14,988)

Net cash provided by (used in) financing activities	(97,947)	43,479	(12,091)

Effect of exchange rate changes on cash and cash equivalents	270	832	1,774

Net increase (decrease) in cash and cash equivalents	(9,942)	316	(99,129)
Cash and cash equivalents at beginning of period	32,254	31,938	131,067

Cash and cash equivalents at end of period	$22,312	$32,254	$31,938

Supplemental disclosure of non-cash investing and financing activities:
Accrued property and equipment	$450	$—	$—
Supplemental cash flow information:
Cash paid for interest	$7,491	$7,233	$7,007
Cash paid for income taxes, net	$2,641	$3,912	$1,750
Cash paid for restructuring	$3,978	$18,067	$16,512

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid in Capital	Loan to Stockholder	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at January 31, 2002	79,863	$80	$737,595	$(1,893)	(1,277)	$(29,488)	$(4,765)	$(353,388)	$348,141
Net loss	—	—	—	—	—	—	—	(106,864)	(106,864)
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	—	1,078	—	1,078
Fair value remeasurement of interest rate swap	—	—	—	—	—	—	2,557	—	2,557
Currency translation adjustments	—	—	—	—	—	—	1,774	—	1,774

Comprehensive income (loss)	—	—	—	—	—	—	5,409		(101,455)

Common stock issued upon exercise of stock options	577	1	3,936	—	—	—	—	—	3,937
Common stock issued under stock purchase plan	926	1	3,656	—	—	—	—	—	3,657
Common stock issued for 401(k) match	409	—	2,455	—	—	—	—	—	2,455
Common stock repurchases	—	—	—	—	(959)	(4,697)	—	—	(4,697)
Accrued interest on loans to stockholder	—	—	—	(113)	—	—	—	—	(113)

Balance at January 31, 2003	81,775	82	747,642	(2,006)	(2,236)	(34,185)	644	(460,252)	251,925
Net loss	—	—	—	—	—	—	—	(24,564)	(24,564)
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(683)	—	(683)
Currency translation adjustments	—	—	—	—	—	—	(429)	—	(429)

Comprehensive loss	—	—	—	—	—	—	(1,112)	—	(25,676)

Common stock issued upon exercise of stock options	353	—	1,697	—	—	—	—	—	1,697
Common stock issued under stock purchase plan	237	—	1,782	—	—	—	—	—	1,782
Stock purchase plan reload from treasury stock	—	—	(1,017)	—	300	1,325		(308)	—
Common stock issued for 401(k) match	378	1	1,809	—	—	—	—	—	1,810
Compensation charge relating to stock options	—	—	1,384	—	—	—	—	—	1,384
Provision for settlement of loan and related accrued interest on loans to stockholder	—	—	(40)	134	—	—	—	—	94

Balance at January 31, 2004	82,743	83	753,257	(1,872)	(1,936)	(32,860)	(468)	(485,124)	233,016
Net income	—	—	—	—	—	—	—	8,165	8,165
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(4,545)	—	(4,545)
Currency translation adjustments	—	—	—	—	—	—	(608)	—	(608)

Comprehensive income (loss)	—	—	—	—	—	—	(5,153)	—	3,012

Common stock issued upon exercise of stock options	2,134	2	14,345	—	—	—	—	—	14,347
Common stock issued under stock purchase plan	55	—	3,056	—	—	—	—	—	3,056
Stock purchase plan reload from treasury stock	—	—	(2,510)	—	300	2,051		459	—
Common stock issued for 401(k) match	155	—	1,661	—	—	—	—	—	1,661
Restricted common stock issued in connection with RTI acquisition	41	—	494	—	—	—	—	—	494
Tax benefit from stock plans	—	—	359	—	—	—	—	—	359
Forgiveness of loan to stockholder	—	—	(709)	1,872	(126)	(1,163)	—	—	—

Balance at January 31, 2005	85,128	$85	$769,953	$—	(1,762)	$(31,972)	$(5,621)	$(476,500)	$255,945

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Wind River is a global leader in Device Software Optimization (DSO). Wind River’s software is used to develop and run devices better, faster, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Wind River has a reporting year ending January 31. The Consolidated Financial Statements for fiscal 2005, 2004 and 2003 include the international subsidiaries financial position as of January 31, 2005, January 31, 2004 and January 31, 2003.

Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase.

Reclassifications. During the year ended January 31, 2005, Wind River reclassified from current liabilities to long-term liabilities certain pension and deferred rent obligations of $1.5 million at January 31, 2005 and 2004. The reclassification did not change total liabilities. Certain other insignificant amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for but not limited to, the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, deferred and income taxes, percentage of completion accounting, accrued compensation and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and could affect future operating results.

Cash, Cash Equivalents and Investments. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Investments with remaining maturities greater than three months as of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of purchase and less than one year from the balance sheet date are classified as short-term investments. Investments with remaining maturities greater than one year from the balance sheet date are classified as long-term investments. Wind River accounts for its investments, including marketable equity securities, money market accounts, U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity until disposition or when an other than temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income or expense. See also “—Restricted Investments” below.

Other Assets. Current assets include inventory, prepaid expenses, prepaid taxes and investment interest receivable. Other long-term assets include security deposits, prepaid expenses, capitalized software costs and debt issuance costs.

Risks and Uncertainties. Wind River’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. Wind River’s investments consist of investment grade securities managed by qualified professional investment managers in accordance with Wind River’s investment policy. The investment policy is intended to limit Wind River’s exposure to concentrations of credit risk.

Wind River’s accounts receivable consist primarily of amounts due from normal business activities. Accounts receivable result primarily from software sales and services performed for a broad customer base both domestically and internationally and are typically unsecured. As noted below under “Revenue Recognition”, Wind River performs on-going credit evaluations of its customers’ financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses and sales returns. These allowances reflect the expected non-collection of accounts receivable based on past collection history, returns experience, contractual terms and conditions, and specific risks identified in the portfolio. Additional allowances may be required if deteriorating economic conditions or other factors affect Wind River customers’ ability to make timely payments.

The following is a summary of activities in the allowances for doubtful account and sales returns for the periods indicated (in thousands):

Fiscal Year Ended	Beginning Balance	Additions Charged/Credited to Operations	Write- offs	Ending Balance
January 31, 2005	$6,777	$(1,631)	$(384)	$4,762
January 31, 2004	$8,887	$496	$(2,606)	$6,777
January 31, 2003	$7,290	$3,477	$(1,880)	$8,887

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2005, 2004 or 2003. Revenues from sales to customers outside of North America represented approximately 45%, 44% and 42% of total revenue in fiscal 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments. For certain of Wind River’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amounts

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximate fair value due to their short maturities. The fair value of the convertible subordinated notes, public company investments and forward foreign exchange contracts are based on quoted market prices.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for software and computer equipment, four to ten years for furniture and equipment and 25 to 30 years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease or useful economic life, whichever is shorter. Gains and losses on disposals are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

Internal Use Software. American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two-to-five year period. During the year ended January 31, 2005, Wind River capitalized $2.9 million in connection with the implementation of a new ERP system.

Software Development Costs. Wind River accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is ready for production. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues. Non-capitalized research and development expenditures are charged to product development and engineering in the period incurred. Wind River capitalized software development costs of $1.5 million, none and $969,000 during fiscal 2005, 2004 and 2003, respectively. Amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2005, 2004 and 2003, were $374,000, $561,000, and $988,000, respectively. As of January 31, 2005, 2004 and 2003, Wind River had capitalized software costs with a net book value of $1.4 million, $285,000 and $846,000, respectively.

Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets are amortized over their estimated useful lives ranging from one year to seven years on a straight-line basis.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired subsequent to June 30, 2001 have been accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and are being amortized in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For all other intangible assets, Wind River adopted the provisions of SFAS No. 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment. Wind River performs its annual impairment assessment of goodwill during its second fiscal quarter.

Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset and the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. Substantially all of Wind River’s long-lived assets, including goodwill, are located in North America. See Note 3, “Goodwill and Purchased Intangibles.”

Restricted Investments. As of January 31, 2004, restricted investments consisted of investments held as collateral under Wind River’s loan facility. See Note 8, “Convertible Subordinated Notes and Other Borrowings.” There were no restricted investments at January 31, 2005.

Derivative Financial Instruments. Wind River complies with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

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

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain foreign currency denominated inter-company balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2005, Wind River had outstanding forward contracts with notional amounts of $28.2 million. The fair value of these contracts as of January 31, 2005 was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition. Wind River recognizes revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Agreements generally do not allow the right of return or sales price adjustments.

Wind River recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”); and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” (“SAB 104”). Wind River recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

Persuasive evidence of an arrangement exists. It is Wind River’s customary practice to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenue on an arrangement.

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

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time the risk of loss has transferred. Sales to distributors are generally recognized upon receipt of production reports related to the sale of product to an end-user.

Professional service revenues are separately priced, are generally available from a number of suppliers, and are typically not essential to the functionality of Wind River’s software products. Revenues from these services are recognized separately from the license fee because the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The vendor’s fee is fixed or determinable. At the time of each transaction, Wind River assesses whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. For product and subscription revenues, if a significant portion of a fee is due after Wind River’s standard payment terms, which are generally no greater than 90 days from invoice date, Wind River accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due.

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

Vendor Specific Objective Evidence (“VSOE”). Wind River establishes VSOE for subscription transactions and maintenance services by reference to substantive stated future renewal rates included in contracts or the amounts charged on similar transactions. Wind River establishes VSOE for professional services time-and-materials contracts by reference to standard hourly rates charged for services. Wind River has not yet established VSOE for professional services fixed-price contracts.

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. Wind River must assess whether the fee associated with a revenue transaction is fixed or determinable, whether VSOE exists for all elements of a transaction and the related revenue recognition impact of this, whether or not collection is probable and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Deferred revenues. Deferred subscription revenues represent customer billings made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year term and are classified as such. Deferred service revenues include prepayments for software consulting and other product services, including software licenses transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance and service revenues represent customer payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Funded Research and Development. Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $3.8 million in fiscal 2005, $3.5 million in fiscal 2004 and $4.5 million in fiscal 2003.

Restructuring charges. Wind River accounts for the individual components of the restructuring activities as discussed further below.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”), and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Wind River adopted SFAS No. 146 effective January 1, 2003; therefore, Wind River’s 2004 and 2005 restructuring activities were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact Wind River’s restructuring obligations recognized in connection with its restructuring activities initiated in fiscal 2003, as these obligations continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The following is a summary of the accounting principles used to record and measure Wind River’s 2005, 2004 and 2003 restructuring activities and associated obligations:

2005 and 2004 Restructurings.

The expenses incurred in connection with Wind River’s 2005 and 2004 restructuring are comprised principally of severance and associated employee termination costs related to the reduction of its workforce, an office closure and for employee litigation as a result of previous restructurings. The employee litigation relates to alleged wrongful termination. These activities have been accounted for primarily in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. The employee litigation has been accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.”

A small portion of Wind River’s restructuring costs for fiscal 2005 and 2004 have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS No. 112”). Wind River applied SFAS No. 112 to a small number of international employees where it has historically provided termination benefits based on local statutory regulations. Accordingly, Wind River records the liability related to these termination costs when it determines that the liability is both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits it to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

2003 Restructuring

Restructuring obligations incurred prior to the adoption of SFAS No. 146 in fiscal 2003 were accounted for and continue to be accounted for in accordance with EITF 94-3, SAB 100 “Restructuring and Impairment Charges” (“SAB 100”) and EITF 88-10. The expenses incurred in connection with Wind River’s 2003 restructuring are comprised primarily of: (i) severance and associated employee termination costs related to the reduction of its workforce; (ii) consolidation of excess facilities; and (iii) impairment costs associated with certain other assets. Wind River accounted for the individual components of the 2003 and restructuring as follows:

Severance and associated employee termination costs. In accordance with EITF 94-3 and SAB 100, Wind River recorded the liability related to these termination costs when the following conditions had been

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123” (“SFAS No. 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS No. 123, as amended by SFAS No. 148, permits companies to measure the compensation costs of stock-based awards based on their estimated fair value at the date of grant and recognize the amount over the related service period. Therefore, as permitted by SFAS No. 123 and SFAS No. 148, Wind River applies the existing accounting rules under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and provides pro forma net loss and pro forma net loss per share disclosures for stock-based awards made during the fiscal years 2005, 2004, and 2003, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Wind River accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Wind River uses the Black-Scholes option-pricing model to value options granted to non-employees.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended January 31, 2005, 2004 and 2003:

	Years Ended January 31,
	2005	2004	2003
Risk free interest rates	3.76%	3.24%	3.06%
Expected volatility	80.9%	83.8%	104.8%
Expected option life (in years)	4.9	4.7	5.0
Expected dividends	—	—	—

The weighted average fair value per share of options granted in fiscal years 2005, 2004 and 2003 was $6.67, $4.23, and $4.35, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (“Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases in fiscal years 2005, 2004 and 2003:

	Years Ended January 31,
	2005	2004	2003
Risk free interest rates	2.18%	1.11%	1.42%
Expected volatility	54.1%	75.4%	104.9%
Expected option life (in years)	0.5	0.5	0.5
Expected dividends	—	—	—

The weighted average fair value per share of shares purchased through the employee stock purchase program in fiscal years 2005, 2004 and 2003 was $3.15, $1.41, and $3.80, respectively.

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123, Wind River’s net loss and net loss per share would have been:

	Years Ended January 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss):
As reported	$8,165	$(24,564)	$(106,864)
Add: Stock-based compensation expense included in net income (loss)	—	1,384	—
Less: Stock-based compensation expense determined under fair-value-based method for all awards	(20,887)	(27,032)	(56,366)

Pro forma net loss	$(12,722)	$(50,212)	$(163,230)

As reported net income (loss) per share:
Basic	$0.10	$(0.31)	$(1.35)

Diluted	$0.09	$(0.31)	$(1.35)

Pro forma net loss per share:
Basic and diluted	$(0.15)	$(0.63)	$(2.07)

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share in fiscal 2005, 2004 and 2003 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years. See Recent Accounting Pronouncements below.

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

Wind River is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns. Accordingly, Wind River must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that Wind River establishes such a reserve, the provision for income taxes would be increased. If Wind River ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. Wind River records an additional charge in the provision for income taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Net Income (Loss) Per Share. Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding, exclusive of unvested restricted shares and all dilutive potential common shares outstanding. Dilutive potential common shares consist of stock options (using the treasury stock method) and convertible subordinated notes (using the if-converted method) and restricted vested shares. Dilutive potential common shares are excluded from the computation if their effect is anti-dilutive. See Note 10, “Net Loss Per Share Computation.”

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

The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other accumulated comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the Consolidated Statement of Operations in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other accumulated comprehensive income (loss), along with translation adjustments.

Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. Wind River currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under Wind River’s employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, Wind River will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for Wind River’s Consolidated Financial Statements is its first quarter of fiscal 2007.

Upon adoption, this statement will have a significant impact on Wind River’s Consolidated Financial Statements, specifically its statement of operations and earnings per share on a quarterly and annual basis, as Wind River will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R may differ materially from amounts currently disclosed based on changes in the fair value of Wind River’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, Wind River may choose to use a different valuation model to value the compensation expense associated with its employee stock options.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”) effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FASB Staff Position EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. Wind River will evaluate the additional provisions of this EITF upon its finalization.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: GOODWILL AND PURCHASED INTANGIBLES

Acquisition

On January 21, 2005, Wind River acquired the assets and certain obligations of the ScopeTools business unit of Real-Time Innovations, Inc (“RTI”). Total consideration for the transaction was $10.1 million, comprising $9.1 million in cash, 40,977 shares of Wind River common stock with a fair value of $494,000, $283,000 in acquisition costs and $251,000 in assumed maintenance support costs. Wind River determined that $735,000 of the amount paid to RTI as part of the purchase consideration related to royalty payments due RTI under a pre-existing distributor arrangement whereby Wind River licensed the software of the ScopeTools business. This amount was calculated in accordance with the terms of pre-existing arrangement and has been recognized as cost of revenue and deducted from the purchase consideration. The 40,977 shares and $507,000 in cash were placed in escrow for a period of 12 months to indemnify Wind River in case it incurs certain liabilities in connection with this transaction.

In accordance with the purchase method of accounting as prescribed by SFAS No. 141, Wind River allocated the total consideration to the intangible assets and tangible liabilities acquired, based on their estimated fair values. In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of the ScopeTools business unit, among other factors. Wind River used the income valuation approach in determining fair value using discount rates ranging from 19% to 36%. Of the purchase price, $2.5 million was allocated to intangible assets and $7.6 million was allocated to goodwill. The intangible assets consist of existing technology of $1.7 million, core technology of $400,000, maintenance agreements of $300,000 and non-competition agreements of $100,000 and are being amortized over periods of two to seven years. The goodwill of $7.6 million represents Wind River’s assigned value for the long-term potential of the integration of the ScopeTools business unit into Wind River’s overall product strategy. The ScopeTools business unit’s results of operations, which are not material to Wind River, have been included in Wind River’s results since the date of acquisition.

Goodwill and Purchased Intangibles

Wind River accounts for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $92.0 million and $84.4 million at January 31, 2005 and 2004, respectively, is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment is performed during Wind River’s second fiscal quarter.

As of the date of adoption of SFAS No. 142, Wind River was required to perform an assessment of whether there was an indication that goodwill was impaired. To accomplish this, Wind River was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of February 1, 2002. Since Wind River operates as one reportable segment, all of the goodwill has been assigned to the enterprise as a whole. In July 2002, Wind River completed the transitional goodwill impairment tests required by SFAS No. 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 17%, were determined using Wind River’s best estimates as of the impairment review. Wind River completed its evaluation under both methods and concluded that goodwill was not impaired at February 1, 2002, as the fair value of the reporting unit exceeded its carrying value, including goodwill.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarters of both fiscal 2005 and 2004, Wind River performed its annual impairment test as required by SFAS No. 142. Wind River also identified factors in the second and fourth quarters of fiscal 2003 that triggered an evaluation of the fair value of goodwill. Wind River completed its evaluations under the income and market approach and concluded that goodwill was not impaired at any of the periods assessed as the fair value of Wind River exceeded its net book value. The assumptions supporting the income approach, including the discount rate, which was assumed to be 17% for all periods presented, was determined using Wind River’s best estimates at the date of the impairment review.

Other Intangibles

Other intangibles, net consists of the following:

	Years Ended January 31,
	2005	2004
	(In thousands)
Purchased technologies	$30,462	$28,362
Trademarks and other intangibles	15,577	15,177

Other intangibles, gross	46,039	43,539
Less accumulated amortization	(43,555)	(41,355)

Other intangibles, net	$2,484	$2,184

Purchased technologies are being amortized over four year periods. Trademarks and other intangibles are being amortized over periods from two to seven years. Amortization expense for other intangibles is as follows:

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Purchased technologies	$1,646	$5,482	$6,731
Trademarks and other intangibles	554	1,045	3,728

Total amortization expense	$2,200	$6,527	$10,459

Amortization expense relating to purchased technologies is included within cost of revenues in the accompanying Consolidated Statements of Operations. Amortization expense for all other intangible assets is included within operating expenses in the accompanying Consolidated Statements of Operations.

Estimated amortization expense for other intangibles in each of the next five years, is as follows (in thousands):

Year Ending January 31,
2006	$618
2007	618
2008	568
2009	568
2010	43

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Purchased Intangibles

There was no purchased intangibles impairment for fiscal 2005. During the second quarters of both fiscal 2004 and 2003 and during the fourth quarter of fiscal 2003, Wind River identified possible impairments of certain purchased technologies relating to previous acquisitions. The impairments were based on a deterioration in the business climate and subsequent reductions in the revenues and cash flow forecasts associated with these acquisitions together with a change in the long-term strategic plans for these purchased technologies. Accordingly, Wind River compared the undiscounted cash flows associated with such acquired businesses and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River recorded aggregate impairment charges of purchased technologies of $1.4 million and $4.3 million during fiscal 2004 and 2003, respectively. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows, as follows:

	Impairment of Purchased Intangibles Years Ended January 31,
	2004	2003
	(In thousands)
Eonic Systems, NV	$—	$2,257
Telenetworks	—	1,996
Berkeley Software Design, Inc.	1,400	—

	$1,400	$4,253

The impairment review of those assets held for use was determined based upon the estimated discounted cash flows over the remaining useful life of the purchased intangibles using discount rates ranging from 17% to 30% for fiscal 2003. No discount rate was applied in fiscal 2004 due to the short-term nature of remaining cash flows. The assumptions supporting the cash flows, including the discount rates, were determined using Wind River’s best estimates as of the date of the impairment review. The impairment charge for those assets held for disposal was determined based on the expected proceeds of disposition.

Dispositions

In fiscal 2002, Wind River sold its Norwegian subsidiary for current and future consideration and recorded a receivable based upon the minimum amount of future consideration to be received. During fiscal 2003, Wind River recorded a charge of $1.3 million related to the write-down of the remaining receivable from the purchaser for disposal proceeds. During fiscal 2004, Wind River reached a settlement of amounts due from the purchaser and recorded a gain of $200,000. Wind River also recorded a gain of $416,000 in fiscal 2004 related to the sale of other technology.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments in marketable securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Investments
As of January 31, 2005:
U.S. government and agency debt securities	$69,233	$231	$(812)	$68,652	$—	$7,627	$61,025	$—
Corporate debt securities	49,598	27	(541)	49,084	—	15,437	33,647	—
Asset backed and other securities	55,193	3	(715)	54,481	—	1,541	52,940	—
Marketable equity securities	128	137	—	265	—	—	265	—
Money market accounts	10,345	—	—	10,345	10,345	—	—	—

Total	$184,497	$398	$(2,068)	$182,827	$10,345	$24,605	$147,877	$—

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments	Restricted Investments
As of January 31, 2004:
U.S. government and agency debt securities	$93,981	$754	$(72)	$94,663	$4,669	$2,835	$55,896	$31,263
Corporate debt securities	73,229	458	(55)	73,632	—	12,621	47,564	13,447
Asset backed and other securities	62,774	357	(85)	63,046	—	4,124	57,750	1,172
Marketable equity securities	298	1,153	—	1,451	—	—	1,451	—
Money market accounts	19,138	—	—	19,138	18,688	—	—	450

Total	$249,420	$2,722	$(212)	$251,930	$23,357	$19,580	$162,661	$46,332

The following table summarizes the fair value and gross unrealized losses of Wind River’s short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2005 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency debt securities	$57,528	$(738)	$4,773	$(74)	$62,301	$(812)
Corporate debt securities	45,718	(516)	2,114	(25)	47,832	(541)
Asset backed and other securities	48,692	(618)	4,475	(97)	53,167	(715)

	$151,938	$(1,872)	$11,362	$(196)	$163,300	$(2,068)

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and bond yields. Wind River’s realized gains or losses on its marketable debt securities generally result from pay downs prior to maturity or sales whose proceeds are used for specific purposes, as in fiscal 2005 where securities were sold to facilitate the repurchase of a portion of Wind River’s convertible subordinated notes on the open market. Wind River expects to realize the full value, as adjusted for any pay downs, of all these investments upon their maturity.

The following table summarizes the net realized gains (losses) on investments for the periods presented (in thousands):

	Years Ended January 31,
	2005	2004	2003
Realized gains	$843	$1,631	$856
Realized losses	(1,045)	(1,208)	(1,356)

Net realized gains (losses)	$(202)	$423	$(500)

Realized losses and gains are recognized within other income and expense in the period to which they relate. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Marketable equity securities as of January 31, 2005 and 2004 are composed of the market value of Wind River’s stock holdings in Insignia Solutions, Ltd., e-Sim Ltd. and Tvia, Inc. There are no unrealized losses on these securities as of January 31, 2005 and 2004.

Wind River recorded an impairment charge on its marketable equity securities of $467,000 during fiscal 2003. The impairment charge represented the amount of other-than-temporary decline as of the date of impairment.

The contractual maturities of marketable debt securities, regardless of their balance sheet classification, were as follows:

As of January 31, 2005
(In thousands)
Due in 1 year or less	$24,605
Due in 1-2 years	45,318
Due in 2-5 years	69,286
Due in 5 years or more	33,008

Total marketable debt securities	$172,217

Private Investments

Wind River recorded a loss of $4.0 million in fiscal 2003 relating to its private investments. As a result of this write-down, Wind River has had no remaining investment book value on its Consolidated Balance Sheet relating to private companies since January 31, 2003. These investments had previously been included as a component of other long-term assets and were carried at cost.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable consist of the following:

	As of January 31,
	2005	2004
	(In thousands)
Billed receivables	$63,950	$47,353
Unbilled receivables	3,078	2,577

	67,028	49,930
Less allowances for doubtful accounts and sales returns	(4,762)	(6,777)

Accounts receivable, net of allowances	$62,266	$43,153

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method.

Property and Equipment

Property and equipment consist of the following:

	As of January 31,
	2005	2004
	(In thousands)
Land and buildings	$71,048	$85,193
Computer equipment and software	25,712	75,174
Furniture and equipment	11,201	17,116
Leasehold and building improvements	7,782	7,860

	115,743	185,343
Less accumulated depreciation and amortization	(35,972)	(92,955)

Property and equipment, net	$79,771	$92,388

Land and buildings as of January 31, 2005 comprises costs associated with Wind River’s headquarters facility in Alameda, California. In April 2003, Wind River purchased its headquarters facility in connection with the exercise of a purchase option under previously held synthetic leases. See Note 14, “Commitments and Contingencies” for further details.

As a result of Wind River’s workforce reductions and relocation of certain departments to its Alameda headquarters during fiscal year 2004 and in the first six months in fiscal 2005, Wind River had excess office space in a building that it owned in Sunnyvale, California (the “Sunnyvale Property”). On November 19, 2004, Wind River sold to a third party the Sunnyvale Property for cash consideration, net of selling costs, of $11.7 million and recorded a gain on the sale of the property of approximately $2.0 million, which is presented in gain on sale of asset in the consolidated statement of operations.

The decrease in property and equipment cost and accumulated depreciation and amortization during fiscal 2005 was due to the elimination of $62.7 million of fully depreciated assets. Depreciation expense related to property and equipment was $8.7 million, $13.3 million, and $19.9 million, for fiscal years 2005, 2004, and 2003, respectively.

Accrued Compensation

Accrued compensation includes $5.8 million and $4.9 million of accrued vacation as of January 31, 2005 and 2004, respectively.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenues

Deferred revenues consists of the following:

	As of January 31,
	2005	2004
	(In thousands)
Current deferred revenues:
Subscription	$40,910	$17,444
Maintenance and other	24,705	21,684

Total current deferred revenues	65,615	39,128
Long-term deferred revenues:
Subscription	11,067	—
Maintenance and other	425	—

Total long-term deferred revenues	11,492	—

Total deferred revenues	$77,107	$39,128

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Deferred service revenues include pre-payments for software consulting and other product services, including software licenses transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Wind River’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of January 31, 2005, Wind River had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	3,100,000	10,000,000	490,000,000	4,100,000	9,100,000
Rate:	1.8768	1.3040	102.97	1.2384	6.9671
USD Equivalent:	$5,818,080	$13,040,000	$4,758,668	$3,310,724	$1,306,139
Maturity Date:	2/28/2005	2/28/2005	2/28/2005	2/28/2005	2/28/2005

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2005, the fair value of the above contracts was not significant.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6: RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, a settlement with Wind River’s former chief executive officer and a settlement of litigation and related remediation efforts.

Restructuring Charges. Wind River recorded net restructuring charges of $2.7 million, $2.2 million and $32.7 million in fiscal 2005, 2004 and 2003, respectively, which in each case were classified as operating expenses.

As a result of decisions undertaken regarding the cost structure of its business, beginning in fiscal 2002, Wind River implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. Wind River’s restructuring plans have been based on certain assumptions regarding the cost structure of its business and the nature and severity of prior industry adjustments and general economic trends, and involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures such as employing a program of office closure days and reducing discretionary spending on items such as consulting and travel. As a result of the headcount reductions, Wind River eliminated an aggregate of 58 employee positions in fiscal 2005, 70 employee positions in fiscal 2004 and 591 employee positions in fiscal 2003. Wind River’s restructuring program for fiscal 2003 was initiated prior to its adoption of SFAS No. 146 and has been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Wind River’s restructuring programs for fiscal 2005 and 2004 have been accounted for in accordance with SFAS No. 146 and SFAS No. 112. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.”

As of January 31, 2005, Wind River’s total restructuring liabilities related to its restructuring plans for fiscal 2005, 2004 and 2003 were approximately $1.4 million. The following table summarizes Wind River’s restructuring liabilities as of January 31, 2005, 2004 and 2003:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2002	$4,294	$949	$—	$5,243
Cash charges	26,457	3,246	1,353	31,056
Non-cash charges	206	355	2,119	2,680
Reversals	(994)	(76)	—	(1,070)

Total charges	25,669	3,525	3,472	32,666
Cash payments	(14,602)	(1,454)	(456)	(16,512)
Non-cash write-offs	(206)	(355)	(2,119)	(2,680)

Restructuring liabilities as of January 31, 2003	15,155	2,665	897	18,717
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)

Total charges	2,201	—	—	2,201
Cash payments	(16,000)	(1,462)	(605)	(18,067)

Restructuring liabilities as of January 31, 2004	1,356	1,203	292	2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)

Total charges	1,575	396	744	2,715
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The worldwide workforce reductions implemented during fiscal 2003 were substantially completed during the first half of fiscal 2004. The workforce reductions implemented in fiscal 2004 were substantially completed by the end of the third quarter of fiscal 2005. The workforce reductions implemented in fiscal 2005 will be substantially completed by the end of the first quarter of fiscal 2006.

During fiscal 2005, Wind River undertook further limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. Wind River also incurred charges associated with restructurings from fiscal 2004. In addition, Wind River incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Also, in fiscal 2005, Wind River revised estimates for actual usage in the amount of $446,000 in employee-related items which includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office. All charges have been calculated in accordance with the provisions of SFAS No. 146, SFAS No. 112 and SAB 100.

The workforce reductions in fiscal 2004 and 2003 affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. Wind River also reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 restructuring program. In addition, Wind River revised estimates for actual experience in the amount of $560,000 and $1.1 million in fiscal 2004 and fiscal 2003, respectively, primarily associated with workforce reductions related to outplacement fees and COBRA fees.

Wind River recorded a net restructuring charge of $3.5 million during fiscal 2003, relating to the consolidation of certain excess facilities primarily in the United States, Japan and Europe. The consolidation of excess facilities includes the closure of certain leased corporate facilities and sales offices that related to business activities that were restructured. The estimated excess facility costs represent the remaining lease payments and estimated costs less estimated proceeds from sub-leasing certain facilities. The estimated proceeds from sub-leasing these facilities are based on current comparable rates for leases in the respective markets. If rental rates for our leased facilities continue to decrease in these markets or it takes longer than expected to find a suitable tenant to sublease these facilities, the actual loss could exceed this estimate. Amounts accrued due to the consolidation of excess facilities as a result of the fiscal 2003 restructuring programs will be paid through fiscal 2006. Equipment disposed of or removed from operations as a result of the workforce reduction resulted in non-cash charges of $206,000 in fiscal 2003 and consisted primarily of computer equipment.

During fiscal 2003, Wind River recorded a restructuring charge of $3.5 million for other items primarily relating to research and development activities that management decided to discontinue as a result of our restructuring activities.

Other Charges. During fiscal 2005, Wind River reversed $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003. During fiscal 2004, Wind River recorded a charge of $766,000 associated with a settlement with its former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a shareholder loan that Mr. St. Dennis held with Wind River. See Note 7, “Management Changes.” During fiscal 2003, Wind River recorded a charge of $3.7 million relating to the settlement of litigation with a third party and related remediation efforts.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7: MANAGEMENT CHANGES

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

Wind River recorded a total charge of $978,000, of which $766,000 was recorded as restructuring expense and $212,000 was recorded as general and administrative expense, during fiscal 2004, primarily relating to the federal and state income taxes owed in connection with this arrangement. Wind River recorded the return of the 126,000 shares as an increase to treasury stock during the first quarter of fiscal 2005.

NOTE 8: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

Loan Facility

In April 2003, in connection with the termination of synthetic leases described in Note 14, “Commitments and Contingencies,” Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$20.0 million, of which $40.0 million was borrowed during fiscal year 2004. During fiscal year 2005, Wind River repaid all outstanding borrowings under the loan facility, releasing $46.3 million held in restricted investments in connection with the facility (see below). As of January 31, 2005 Wind River has no funds borrowed against this loan facility. Of the original facility, $17.5 million is still available through October 2005.

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

If Wind River elects to borrow against the facility, it is required to hold, in acceptable restricted investments, the total of the amount outstanding against the loan facility at the financial institution as collateral (the “Securities Collateral”) in order to ensure the performance of its obligations under the loan facility. In addition, Wind River is required to maintain liquidity of at least $100.0 million. Under the facility agreement, liquidity is defined as the aggregate of Wind River’s unencumbered and unrestricted cash, cash equivalents and readily marketable securities acceptable to the bank.

Wind River’s loan facility with Wells Fargo Bank prohibits Wind River from declaring or paying any dividend or distribution either in cash, stock or any other property on Wind River’s common stock without the prior written consent of the lender.

Convertible Subordinated Notes

In December 2001, Wind River issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes may be converted, at the option of the holder, into Wind River’s common stock at any time at the then-current conversion price, initially $24.115 per share. Wind River may redeem all or a portion of the notes for cash at the redemption price of 100.75% of the principal amount between December 15, 2004 and December 15, 2005 and 100.0% of the principal amount beginning December 15, 2005 and thereafter.

During fiscal 2005, Wind River repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, Wind River expensed $1.0 million in unamortized bond issuance costs, resulting in a total recognized expense on the prepayment of $1.4 million. As of January 31, 2005, $75.0 million in convertible subordinated notes (convertible into 3.1 million shares) remained outstanding.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 9: PROVISION FOR INCOME TAXES

Income (loss) before income taxes is as follows:

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Domestic	$12,093	$(12,166)	$(95,505)
Foreign	(1,677)	(9,998)	(9,352)

Total	$10,416	$(22,164)	$(104,857)

The provision for income taxes was composed as follows:

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Current
Federal	$363	$—	$—
State	280	142	245
Foreign	2,290	2,258	1,762

	$2,933	$2,400	$2,007

Deferred
Foreign	(682)	—	—

	(682)	—	—

Total	$2,251	$2,400	$2,007

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2005	2004	2003
Expected rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	1.7	0.6	0.2
Foreign taxes	30.5	10.2	0.3
Reversal of previously accrued taxes	(8.3)	—	—
Losses not benefited (utilized)	(37.1)	34.5	38.9
Other	(0.2)	0.5	(2.5)

Total	21.6%	10.8%	1.9%

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows:

	As of January 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$1,137	$899
Net operating losses and tax credit carry-forwards	64,035	67,119
Employee benefit accruals	1,751	2,673
Accounts receivable reserves	2,029	2,760
Accrued expenses and other	1,469	2,196
Purchased technology	2,978	2,863
Deferred revenues	6,839	525

Gross deferred tax assets	80,238	79,035

Less valuation allowance	(76,608)	(74,215)

Total deferred tax assets, net of valuation allowance	3,630	4,820

Deferred tax liabilities:
Purchased technology	914	3,506
Prepaid expenses and other	2,034	1,314

Total deferred tax liabilities	2,948	4,820

Net deferred tax assets	$682	$—

During fiscal 2005, Wind River realized a benefit of $1.0 million arising from a final assessment of a foreign tax audit.

As of January 31, 2005, the net operating loss carry-forwards for federal and state income tax purposes were approximately $120.0 million and $46.0 million that begin to expire in 2017 and 2005, respectively. As of January 31, 2005, Wind River had federal and state tax credit carry-forwards of approximately $7.9 million and $8.0 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2016 and the California tax credits will carry forward indefinitely.

Utilization of Wind River’s net operating loss and tax credit carry-forwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of net operating loss and tax credit carry-forwards before utilization.

With the exception of Germany, Wind River has determined that it is more likely than not that the net deferred tax asset recorded as of January 31, 2005 would not be recoverable against future earnings prior to expiration. Accordingly, Wind River has recognized a deferred tax asset of $682,000 in Germany and established a full valuation allowance against the remainder of its deferred tax assets to the extent they are not likely to be recoverable.

The valuation allowance increased approximately $2.4 million and $5.4 million during the years ended January 31, 2005 and 2004, respectively. The valuation allowance at January 31, 2003 was $68.8 million.

As of January 31, 2005, deferred tax assets of approximately $25.2 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: NET INCOME (LOSS) PER SHARE COMPUTATION

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Years Ended January 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss)	$8,165	$(24,564)	$(106,864)
Weighted average common shares outstanding—basic	82,181	80,056	79,035
Effect of dilutive potential common shares	3,881	—	—

Weighted average common shares outstanding—diluted	86,062	80,056	79,035

Net income (loss) per share:
Basic	$0.10	$(0.31)	$(1.35)

Diluted	$0.09	$(0.31)	$(1.35)

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 3.1 million, 6.2 million and 6.2 million shares for fiscal years ended January 31, 2005, 2004 and 2003, respectively, is anti-dilutive, and is therefore excluded from the above computation. Since Wind River has a net loss for the years ended January 31, 2004 and 2003, there is no difference between basic and diluted net loss per share. If Wind River had recorded net income for the years ended January 31, 2004 and 2003, it would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 561,000 and 1,080,000 as of January 31, 2004 and 2003, respectively.

NOTE 11: COMMON STOCK

In October 1999, Wind River’s Board of Directors adopted a share purchase rights plan declaring a dividend of one preferred share purchase right for each share of Wind River’s common stock outstanding on November 15, 1999. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $160.00 per 1/100th of a preferred share, subject to certain adjustments. The rights will not be distributed until the earlier of the date of a public announcement that a person or a group have acquired beneficial ownership of 15% or more of the outstanding common stock (“Acquiring Person”), or 10 business days following the commencement of, or announcement of an intention to commence a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person. There are 1,250,000 shares designated for this plan. The rights will expire on October 22, 2009, unless earlier redeemed or exchanged by Wind River.

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over two years, of which 959,000 shares at an aggregate purchase price of approximately $4.7 million were repurchased in fiscal 2003. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. No purchases were made during fiscal 2005 or 2004.

All repurchases were made on The NASDAQ National Market at prevailing open market prices and paid out of general corporate funds.

In addition, the Board approved the use of Treasury stock of 300,000 shares each year for replenishment of the Employee Stock Purchase Program. In each of fiscal 2005 and 2004, 300,000 shares were used for replenishment purposes. The shares were issued from Treasury stock on a last-in-first-out basis.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12: STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

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

In addition, in connection with the acquisitions of various companies, Wind River assumed the outstanding options issued under stock option plans of the acquired company. As of January 31, 2005, assumed options to purchase a total of 410,331 shares of Wind River common stock were outstanding. No further grants may be made under any assumed plan. The assumed options are included in the following table.

Activity under all stock option plans described above is summarized as follows:

	Years Ended January 31,
	2005		2004		2003
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	15,178	$8.75	19,433	$17.92	18,504	$21.62
Granted	5,608	10.47	7,506	6.30	4,954	5.66
Exercised	(2,134)	6.72	(353)	4.92	(577)	6.89
Canceled	(3,413)	12.93	(11,408)	22.93	(3,448)	21.98

Ending balance	15,239	9.29	15,178	8.75	19,433	17.92

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding and exercisable as of January 31, 2005 from all option plans are as follows by exercise price ranges:

	January 31, 2005
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)
$ 1.10	3	5.18	$1.10	3	$1.10
1.37 – 2.96	1,541	3.75	2.95	1,361	2.95
2.98 – 4.04	196	2.19	3.63	190	3.63
4.07 – 5.00	1,698	2.53	4.96	757	4.91
5.28 – 8.50	1,622	7.73	7.24	701	6.53
8.62 – 8.83	1,848	6.33	8.83	2	8.62
8.96 – 9.10	652	8.86	9.08	218	9.08
9.15 – 9.15	2,400	8.93	9.15	600	9.15
9.25 – 10.40	1,687	6.48	10.17	1,074	10.22
10.61 – 47.94	3,592	6.64	15.26	848	25.49

1.10 – 47.94	15,239	6.35	9.29	5,754	9.23

As of January 31, 2004 and 2003, options to purchase 4,555,000 and 10,149,000 shares of common stock were exercisable at a weighted average exercise price of $10.02 and $22.23, respectively. As of January 31, 2005, an aggregate of 4,257,286 shares were available for grant under all of Wind River’s option plans.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. In fiscal 2005, 2004 and 2003, Wind River issued 355,000 shares, 537,000 shares, and 926,000 shares, respectively, under the Purchase Plan. As of January 31, 2005, approximately 1.5 million shares were available for issuance under the Purchase Plan.

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

During the years ended January 31, 2005, 2004 and 2003 Wind River contributed common stock with a fair value of approximately $1,661,000, $1,810,000, and $2,455,000 to the 401(k) Plan.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer-training facilities, sales facilities and automobiles that expire at various dates through January 2022, some of which contain renewal and escalation clauses. Future minimum rental payments under non-cancelable operating leases with remaining terms greater than one year subsequent to January 31, 2005, are as follows:

Year Ending January 31, (1)
(In thousands)
2006	$3,644
2007	3,052
2008	2,218
2009	1,764
2010	1,400
Thereafter	8,220

Total	$20,298

(1)	Minimum future sublease income to be received under noncancelable subleases is approximately $122,000.

Total operating lease rental payments, during the years ended January 31, 2005 and 2004 were $7.4 million and $9.1 million respectively, and operating lease rental payments and net synthetic lease payments during the year ended January 31, 2003 were $15.6 million.

In September 1997 and November 1999, Wind River entered into two operating leases for its headquarters facility to be constructed on land owned by Wind River in Alameda, California. After consideration of various financing alternatives for the construction of the buildings, the related economic impact of each alternative and the ability to retain control of the property, Wind River chose a form of financing that it believed offered beneficial economic terms, commonly referred to as a “synthetic lease.” These leases were treated as operating leases for accounting purposes and financing leases for tax purposes. A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds 100% of the costs for the acquisition and/or construction of the property and leases the asset back to the company, as lessee. None of Wind River’s officers or employees had any financial interest in these synthetic lease arrangements.

In January 2003, Wind River notified the lessor of its intent to exercise the purchase options under the synthetic leases. In April 2003, Wind River completed the transactions, terminated the synthetic leases and purchased the buildings for $57.4 million. Accordingly, the buildings were recorded as property and equipment on the Consolidated Balance Sheet and are being depreciated over their estimated useful lives of 30 years. Additionally, restricted investments of $60.3 million held under the leases were released.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least reasonably possible. Wind River is unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements.

On June 7, 2004, Wind River filed a complaint against Green Hills Software, Inc. (“Green Hills”), a direct competitor, in the Superior Court of California, County of Alameda. The subsequently amended complaint requested in excess of $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. On January 18, 2005, Green Hills filed a complaint against Wind River in the United States District Court for the Central District of California alleging, among other things, that Wind River violated antitrust and unfair competition laws by allegedly refusing to license its VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment (“IDE”) for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. No opinion has yet been issued following a hearing held on April 11, 2005 in response to Wind River’s motion to dismiss and Green Hills’ motion for preliminary injunction regarding trademark issues. These related lawsuits are still in preliminary stages, and it is not possible for Wind River to quantify the extent of potential liability to Green Hills, if any, resulting from the Green Hills lawsuit. Wind River does not believe that the lawsuit brought by Green Hills against it has any merit and intends to defend the action vigorously.

Guarantees

Wind River generally enters into standard indemnification provisions in its license agreements with its customers and other licensees of its products. Pursuant to these provisions, Wind River indemnifies its customers and licensees for patent, copyright, or intellectual property losses suffered or incurred for claims of infringement by any third party with respect to Wind River’s products. Wind River also generally provides similar indemnification provisions in its professional services agreements for customer-specific engineering design services. Wind River has never incurred costs related to lawsuits or settlements of indemnified claims and, accordingly, no liabilities have been recorded for these provisions.

Additionally, Wind River generally warrants that, for a period of 90 days from the date of delivery, the media on which its software is furnished is free from defects under normal use. Additionally, in some instances, Wind River has warranted that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Wind River also warrants that its professional services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. Wind River has never incurred significant expense under its product warranties and, thus, no liabilities have been recorded for these agreements.

Other guarantees include promises to indemnify, defend and hold harmless each of Wind River’s executive officers and non-employee directors from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on behalf of Wind River. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accruals have been recorded for these guarantees.

NOTE 15: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River reports in one industry segment—technology for device operating systems and provides the disclosures required in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

America (the United States and Canada), EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below:

	Years Ended January 31,
	2005	2004	2003
	(in thousands)
North America (1)	$128,649	$114,527	$145,488
EMEA	55,665	47,825	56,956
Japan	33,006	27,160	28,418
Asia Pacific	18,080	14,607	18,259

Total revenues, net	$235,400	$204,119	$249,121

(1)	Represents revenue primarily in the United States.

Revenue information on a product, subscription and services basis is presented below:

	Years Ended January 31,
	2005	2004	2003
	(in thousands)
Perpetual license revenues	$51,605	$58,085	$91,954
Production license revenues	71,693	58,699	69,343
Subscription revenues	48,960	19,125	2,602
Maintenance revenues	38,264	44,980	51,224
Other service revenues	24,878	23,230	33,998

Total	$235,400	$204,119	$249,121

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2005, 2004 or 2003.

The distribution of long-lived assets, net of depreciation and amortization, by geographic location is as follows (in thousands):

	January 31,
	2005	2004
	(in thousands)
North America (1)	$80,684	$93,335
EMEA	4,758	5,589
Japan	2,406	2,524
Asia Pacific	337	211

Total	$88,185	$101,659

(1)	Long-lived assets are primarily located in the United States.

NOTE 16: SUBSEQUENT EVENT

In March 2005, Wind River repurchased an additional $20.0 million of its 3.75% convertible subordinated notes on the open market at an aggregate price of $20.1 million.

SUPPLEMENTARY FINANCIAL INFORMATION

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our Consolidated Balance Sheet. Causes of such fluctuations may include: the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter; changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels; the success of our customers’ products from which we derive our royalty revenue; the mix of our revenues as between sales of products and lower-margin sales of services; our ability to control our operating expenses; our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly; possible deferrals of orders by customers in anticipation of new product introductions; announcements, product introductions and price reductions by our competitors; our ability to manage costs for fixed-price consulting agreements; seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter; changes in business cycles that affect the markets in which we sell our products; economic conditions in the United States and international markets; foreign currency exchange rates; and the occurrence of unexpected events.

A summary of our quarterly results for the years ended January 31, 2005 and 2004 is as follows:

	Three Months Ended
	Jan. 31, 2005		Oct. 31, 2004		July. 31, 2004		Apr. 30, 2004		Jan. 31, 2004		Oct. 31, 2003		July. 31, 2003		Apr. 30, 2003
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues, net	$63,195		$59,995		$59,438		$52,772		$55,577		$49,586		$50,413		$48,543
Gross profit	50,311		47,539		46,932		39,189		42,557		35,710		35,400		33,849
Income (loss) before provision for income taxes	6,971	(1)	2,954	(2)	3,594	(3)	(3,103	)(4)	2,909	(5)(6)	(6,266	)(7)	(8,669	)(8)	(10,138	)(9)
Net income (loss)	6,360		2,264		3,344		(3,803)		2,420		(6,933)		(9,278)		(10,773)
Net income (loss) per share:
Basic	0.08		0.03		0.04		(0.05)		0.03		(0.09)		(0.12)		(0.14)
Diluted	0.07		0.03		0.04		(0.05)		0.03		(0.09)		(0.12)		(0.14)
Shares used in per share calculation:
Basic	83,098		82,391		81,677		81,162		80,449		80,223		79,921		79,619
Diluted	87,895		86,290		84,904		81,162		81,697		80,223		79,921		79,619

(1)	During the fourth quarter of fiscal 2005, we had charges of $279,000 for restructuring and other costs, a $2.0 million gain on disposal of assets, a $1.4 million realized loss on repurchase of bonds and $16,000 of amortization of purchased intangibles.
(2)	During the third quarter of fiscal 2005, we had charges of $539,000 related to the amortization of purchased and other intangibles, and $313,000 of restructuring and other charges.
(3)	During the second quarter of fiscal 2005, we had charges of $460,000 related to the amortization of purchased and other intangibles and $819,000 of restructuring and other charges.
(4)	During the first quarter of fiscal 2005, we had charges of $1.2 million related to the amortization of purchased and other intangibles, $1.2 million of restructuring and other charges, a $375,000 gain on sale of equity investments and a $138,000 dividend received.
(5)	During the fourth quarter of fiscal year 2004, we had charges of $704,000 for stock compensation for our former Chief Executive Officer, $1.5 million related to amortization of purchased and other intangibles, $418,000 in gains on investments and technology, $200,000 in litigation costs, $367,000 in acquisition-related reversals, and a gain of $513,000 associated with the separation of our former Chief Executive Officer.

(6)	During the fourth quarter of fiscal 2004, we re-assessed certain estimates based on changes in circumstances, including changes in the company’s management structure, which resulted in a reversal of previously accrued amounts of approximately $766,000.
(7)	During the third quarter of fiscal 2004, we had charges of $428,000 for stock compensation for our former Chief Executive Officer, $1.5 million related to amortization of purchased and other intangibles and $971,000 for restructuring and other costs.
(8)	During the second quarter of fiscal 2004, we had charges of $212,000 for stock compensation for our former Chief Executive Officer, $3.1 million related to amortization and impairment of purchased and other intangibles, $200,000 in gains on investments and technology and a $2.0 million charge for restructuring and other costs.
(9)	During the first quarter of fiscal 2004, we had charges of $1.8 million related to amortization of purchased and other intangibles and a gain on investments and technology of $416,000.

Post Close Events

On March 1, 2005, Wind River announced preliminary financial results for the quarter and year ended January 31, 2005. Subsequent to this announcement, but before the completion of its Annual Report on Form 10-K for fiscal 2005, management determined it was appropriate to make certain adjustments to these previously announced financial results, specifically: (i) a reclassification of $406,000 from reported revenue to deferred revenue and (ii) adjustments to certain accruals, that combined, resulted in an increase to net income of $291,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has excluded the ScopeTools business, which was acquired from Real Time Innovations, Inc. in the fourth quarter of fiscal 2005, from its assessment of internal control over financial reporting. Prior to the acquisition, we were a reseller of ScopeTools products. The total assets and additional revenues represent 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2005.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of January 31, 2005, the company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is incorporated by reference from the information contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading “Executive Officers of the Registrant” in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2005 Annual Meeting of Stockholders. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding outstanding options and shares reserved for future issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in the Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits

(b)	Exhibits—See Item 15(a)(1) above.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.	10-K	April 30, 2002	3.3

4.1	Indenture dated as of December 10, 2001 between Wind River Systems, Inc. and Bankers Trust Company, as Trustee.	10-Q	December 17, 2001	4.1

4.2	Stockholder Rights Plan between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	November 4, 1999	99.2 and 99.3

4.3	Registration Rights Agreement dated as of December 10, 2001 by and between Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weissel Partners LLC.	10-Q	December 17, 2001	10.54

10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2*	1987 Equity Incentive Plan, as amended.	S-8 (No. 333-06921)	June 26, 1996	99.1

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5*	1993 Employee Stock Purchase Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.2

10.6*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.1

10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13

10.16*	Amended and Restated Vice Presidents’ Severance Benefit Plan.	10-Q	September 12, 2003	10.16

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.17*	Deferred Compensation Agreement between Wind River Systems, Inc. and Ronald A. Abelmann dated as of February 23, 1996.	10-Q/A	July 11, 1996	10.12

10.18*	Retirement and Consulting Agreement between Wind River Systems, Inc. and Ronald A. Abelmann, dated as of July 29, 1999.	10-Q	September 13, 1999	10.24

10.19*	Executive Employment Agreement between Wind River Systems, Inc. and Thomas M. St. Dennis, dated as of September 7, 1999.	10-Q	December 14, 1999	10.25

10.20*	Secured Promissory Note, dated as of September 7, 1999, between Wind River Systems, Inc. and Thomas M. St. Dennis.	10-Q	December 14, 1999	10.26

10.21*	Investment Property Security Agreement by Thomas M. St. Dennis in favor of Wind River Systems, Inc. dated as of September 7, 1999.	10-Q	December 14, 1999	10.27

10.22*	Non-Statutory Stock Option Agreement between Wind River Systems, Inc. and Marla Ann Stark.	10-Q	December 14, 1999	10.28

10.23*	Letter agreement dated June 27, 2001 by and between Wind River Systems, Inc. and Richard Kraber.	10-Q	September 14, 2001	10.49

10.24*	Separation Agreement and Release dated as of September 14, 2001 by and between Curt Schacker and Wind River Systems, Inc.	10-Q	December 17, 2001	10.50

10.25	Marina Village Industrial Gross Lease between Wind River Systems, Inc. and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.	S-1 (No. 33-59146)	March 5, 1993	10.9

10.26	Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.	10-Q	December 15, 1997	10.19

10.27	Lease Agreement between Deutsche Bank AG, New York Branch and Wind River Systems, Inc., dated as of November 30, 1999.	10-K	April 28, 2000	10.34

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

10.28	First Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated November 30, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.2

10.29	Eighth Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated December 3, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.3

10.30	Stock Purchase Agreement between Wind River Systems, Inc. and Innotech Corporation dated as of December 28, 2000.	10-K	May 1, 2001	10.35

10.31	Stock Purchase Agreement between Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of December 28, 2000 (Incorporated by reference to the Form 10-K for the fiscal year ended January 31, 2001).	10-K	May 1, 2001	10.36

10.32	Stock Purchase Agreement between Wind River Systems, Inc. and Nissin Electric Co., Ltd. dated as of December 28, 2000.	10-K	May 1, 2001	10.37

10.33	Settlement Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of March 30, 2001.	10-K	May 1, 2001	10.38

10.34	Settlement Agreement between Wind River Systems K.K. and Nissin Electric Co., Inc. dated as of March 30, 2001.	10-K	May 1, 2001	10.39

10.35	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.41

10.36	Settlement Allocation Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.42

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.37	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.43

10.38	Settlement Allocation Agreement between Wind River Systems K.K. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.44

10.39	Purchase Agreement dated as of December 5, 2001 by and among Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weissel Partners LLC.	10-Q	December 17, 2001	10.53

10.40	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.40

10.41	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.41

10.42	Credit Agreement dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.42

10.43	Security Agreement/Securities Account dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.43

10.44*	Separation Agreement and Release dated as of June 30, 2003 by and between Stephen Kennedy and Wind River Systems, Inc.	10-Q	September 12, 2003	10.44

10.45*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein	8-K	November 6, 2003	99.2

10.46*	Separation Agreement between Wind River Systems, Inc. and Thomas St. Dennis	10-K	April 14, 2004	10.46

Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24	Powers of Attorney (contained in signature page)

31.1	Certification of Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: April 15, 2005	By:	/S/ MICHAEL W. ZELLNER
Michael W. Zellner Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kenneth R. Klein and Michael W. Zellner, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K together with all exhibits and schedules thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might do or could do in person hereby approving, ratifying and confirming all that such agent, proxy and attorneys-in-fact or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 15, 2005

/S/ MICHAEL W. ZELLNER Michael W. Zellner	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial and accounting officer)	April 15, 2005

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Vice Chairman of the Board	April 15, 2005

/S/ JOHN C. BOLGER John C. Bolger	Director	April 15, 2005

/S/ WILLIAM B. ELMORE William B. Elmore	Director	April 15, 2005

/S/ JERRY L. FIDDLER Jerry L. Fiddler	Director	April 15, 2005

/S/ GRANT M. INMAN Grant M. Inman	Director	April 15, 2005

/S/ HARVEY C. JONES Harvey C. Jones	Director	April 15, 2005

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	April 15, 2005