Form 10-Q
period 2005-04-30
WIND RIVER SYSTEMS INC
filed 2005-06-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

As of June 1, 2005, there were 84,063,685 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(In thousands, except per share amount)
Revenues, net:
Product	$30,044	$26,764
Subscription	16,366	9,505
Service	15,351	16,503

Total revenues, net	61,761	52,772

Cost of revenues:
Product	1,622	1,330
Subscription	3,673	2,334
Service	7,886	8,932
Amortization of purchased intangibles	131	987

Total cost of revenues	13,312	13,583

Gross profit	48,449	39,189

Operating expenses:
Selling and marketing	24,197	20,959
Product development and engineering	16,774	15,116
General and administrative	5,584	5,210
Amortization of other intangibles	23	171
Restructuring charges	185	1,238

Total operating expenses	46,763	42,694

Income (loss) from operations	1,686	(3,505)
Other income (expense):
Interest income	1,503	1,707
Interest expense	(1,135)	(1,859)
Other income (expense), net	136	554

Total other income (expense)	504	402

Income (loss) before provision for income taxes	2,190	(3,103)
Provision for income taxes	386	700

Net income (loss)	$1,804	$(3,803)

Net income (loss) per share:
Basic	$0.02	$(0.05)

Diluted	$0.02	$(0.05)

Shares used in per share calculation:
Basic	83,702	81,162

Diluted	89,125	81,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2005	January 31, 2005
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$26,173	$22,312
Short-term investments	30,597	24,605
Accounts receivable, net	54,205	62,266
Prepaid and other current assets	14,151	12,504

Total current assets	125,126	121,687
Investments	131,416	147,877
Property and equipment, net	79,215	79,771
Goodwill	92,021	92,021
Other intangibles, net	2,330	2,484
Other assets	7,900	8,414

Total assets	$438,008	$452,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,420	$3,328
Accrued liabilities	13,236	16,205
Accrued restructuring costs	1,378	1,404
Accrued compensation	15,973	19,210
Income taxes payable	2,116	2,512
Deferred revenues	71,715	65,615

Total current liabilities	107,838	108,274
Convertible subordinated notes	55,000	75,000
Long-term deferred revenues	11,065	11,492
Other long-term liabilities	1,990	1,543

Total liabilities	175,893	196,309

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 85,796 and 85,128 shares issued as of April 30, 2005 and January 31, 2005, respectively; 84,034 and 83,366 shares outstanding as of April 30, 2005 and January 31, 2005, respectively	86	85
Additional paid-in-capital	774,902	769,953
Treasury stock, 1,762 shares at cost as of April 30, 2005 and January 31, 2005	(31,972)	(31,972)
Accumulated other comprehensive loss	(6,205)	(5,621)
Accumulated deficit	(474,696)	(476,500)

Total stockholders’ equity	262,115	255,945

Total liabilities and stockholders’ equity	$438,008	$452,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,804	$(3,803)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,335	3,409
Amortization of bond issuance costs	82	268
Non-cash compensation, including 401(k) match	579	487
Realized loss from repurchase of convertible subordinated notes	312	—
Realized loss (gain) from sales of available-for-sale securities	125	(425)
Changes in assets and liabilities:
Accounts receivable	7,789	5,172
Accounts payable	104	33
Accrued restructuring costs	(26)	(178)
Accrued liabilities	(2,464)	1,837
Accrued compensation	(3,171)	(1,288)
Income taxes payable	(396)	(114)
Deferred revenues	6,008	6,705
Other assets and liabilities	(1,859)	(3,002)

Net cash provided by operating activities	11,222	9,101

Cash flows from investing activities:
Acquisitions of property and equipment	(1,455)	(1,054)
Purchase of investments	(6,651)	(84,070)
Sales of investments	11,157	32,610
Maturities of investments	5,338	35,738

Net cash provided by (used in) investing activities	8,389	(16,776)

Cash flows from financing activities:
Issuance of common stock, net	4,371	4,474
Repurchase of convertible subordinated notes	(20,055)	—

Net cash provided by (used in) financing activities	(15,684)	4,474

Effect of exchange rate changes on cash and cash equivalents	(66)	(226)

Net increase (decrease) in cash and cash equivalents	3,861	(3,427)
Cash and cash equivalents at beginning of period	22,312	32,254

Cash and cash equivalents at end of period	$26,173	$28,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: The Company and Summary of Significant Accounting Policies

The Company. Wind River Systems, Inc. (“Wind River”) is a global leader in Device Software Optimization (“DSO”). Wind River’s software is used to develop and run devices better, faster, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

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

Basis of Presentation. Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the SEC on April 18, 2005.

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2006. Certain insignificant amounts have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for but not limited to, the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, deferred and income taxes, revenue recognition, accrued compensation, stock-based compensation and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors (“Board”). These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and could affect future operating results.

Stock-Based Compensation. Wind River issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. Wind River accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Wind River applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure —an Amendment of SFAS No. 123.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases is amortized over the six-month purchase period.

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

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30,
	2005	2004
Risk free interest rate	3.86%	3.78%
Expected volatility	77.4%	84.7%
Expected option life (in years)	4.13	4.19
Expected dividends	—	—

The weighted average fair value per share of options granted during the three months ended April 30, 2005 and 2004 was $8.61 and $6.72, respectively.

The fair value of employees’ stock purchase rights under Wind River’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases made during the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30,
	2005	2004
Risk free interest rate	2.6%	1.0%
Expected volatility	48.4%	69.7%
Expected option life (in years)	0.5%	0.5%
Expected dividends	—	—

The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during the three months ended April 30, 2005 and 2004 was $3.90 and $3.03, respectively.

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123, Wind River’s net income and net loss per share for the three months ended April 30, 2005 and 2004 would have been as follows:

	Three Months Ended April 30,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss):
As reported	$1,804	$(3,803)
Less: Stock-based compensation expense determined under fair-value-based method for all awards	(5,671)	(2,932)

Pro forma net loss	$(3,867)	$(6,735)

Basic and diluted net income (loss) per share:
As reported	$0.02	$(0.05)
Pro forma	$(0.05)	$(0.08)

The pro forma amounts include compensation expense related to employee stock option grants and stock purchase rights. The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) per share in the three months ended April 30, 2005 and 2004 are not likely to be representative of the pro forma effects on net income (loss) per share in future fiscal periods. See Recent Accounting Pronouncements below.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. Wind River currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under Wind River’s employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, Wind River will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for Wind River’s Consolidated Financial Statements is its first quarter of fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R.

Upon adoption, this statement will have a significant impact on Wind River’s Consolidated Financial Statements, specifically its statement of operations and earnings per share on a quarterly and annual basis, as Wind River will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed based on changes in the fair value of Wind River’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, Wind River may choose to use a different valuation model to value the compensation expense associated with its employee stock options.

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

Note 2: Derivative Financial Instruments

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Wind River’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2005, Wind River had outstanding contracts with the following terms:

Buy / Sell	Sell	Buy	Sell	Buy	Buy
Currency	GBP(€)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount	2,750,000	11,500,000	130,000,000	4,000,000	16,000,000
Rate	1.9065	1.2939	106.13	1.2553	7.0701
USD Equivalent	$5,242,875	$14,879,850	$1,224,913	$3,186,489	$2,263,051
Maturity Date	5/31/05	5/31/05	5/31/05	5/31/05	5/31/05

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2005, the fair value of the above contracts was not significant.

Note 3: Deferred Revenues

Deferred revenues consist of the following:

	As of Apr. 30, 2005	As of Jan. 31, 2005
	(In thousands)
Current deferred revenues:
Subscription	$45,720	$40,910
Maintenance and other	25,995	24,705

Total current deferred revenues	71,715	65,615
Long-term deferred revenues:
Subscription	10,483	11,067
Maintenance and other	582	425

Total long-term deferred revenues	11,065	11,492

Total deferred revenues	$82,780	$77,107

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Note 4: Restructuring Charges

As a result of decisions undertaken regarding the cost structure of its business, beginning in fiscal 2002, Wind River implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. In connection with the restructuring programs, Wind River recorded net restructuring charges of $185,000 and $1.2 million during the three months ended April 30, 2005 and 2004, respectively. During the three months ended April 30, 2005, Wind River recorded additional charges under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) associated with the restructuring program undertaken in the last quarter of fiscal 2005. Additionally, Wind River recorded a charge associated with employee litigation as a result of previous restructurings and revised estimates downward for Wind River’s actual experience in the amount of $143,000 for employee-related items, including outplacement fees and judgments rendered in employee litigation matters. These costs have been classified as operating expenses. Wind River’s restructuring programs for the three months ended April 30, 2005 and 2004 have been accounted for in accordance with SFAS No. 146. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of April 30, 2005, Wind River’s total restructuring liabilities related to its restructuring programs for the three months ended April 30, 2005, fiscal years 2005 and 2003 totaled approximately $1.4 million. There were no remaining restructuring liabilities for fiscal 2004. The following table summarizes Wind River’s restructuring liabilities as of April 30, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	91	—	237	328
Reversals	(87)	—	(56)	(143)

Total charges	4	—	181	185

Cash payments	(52)	(91)	(68)	(211)

Restructuring liabilities as of April 30, 2005	$198	$315	$865	$1,378

Wind River expects the workforce reduction and consolidation of excess facilities liabilities to be paid out by the end of the third quarter of fiscal 2006.

Note 5: Convertible Subordinated Notes and Other Borrowings

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

In March 2005, Wind River repurchased an additional $20.0 million of its 3.75% convertible subordinated notes on the open market at an aggregate price of $20.1 million. Wind River expensed $257,000 in unamortized bond issuance costs, resulting in a total recognized loss on the additional repurchase of $312,000. As of April 30, 2005, $55.0 million in convertible subordinated notes (convertible into 2.3 million shares) remained outstanding.

In April 2003, in connection with the termination of the synthetic leases associated with Wind River’s headquarters facility, Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which $40.0 million was borrowed during fiscal year 2004. During the second quarter of fiscal 2005, Wind River repaid all outstanding borrowings under the loan facility, releasing $46.3 million held in restricted investments in connection with the loan facility and leaving the original facility of $17.5 million available through October 2005. On April 29, 2005, Wind River elected to terminate the loan facility.

Note 6: Provision for Income Taxes

Wind River recorded a tax provision of $386,000 and $700,000 in the three months ended April 30, 2005 and 2004, respectively. Wind River’s tax provision is based on estimates of its expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. The decrease in the tax provision of $314,000 was primarily related to lower foreign withholding taxes and lower foreign income taxes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, Wind River has determined that it is more likely than not that its deferred tax assets in all jurisdictions will not be realized, due to uncertainties related to its ability to utilize its deferred tax assets, primarily net operating losses carried forward and foreign tax credits, before they expire. Accordingly, Wind River has recorded a deferred tax asset of $682,000 in Germany and a full valuation allowance against the remainder of its deferred tax assets at April 30, 2005 and January 31, 2005.

Note 7: Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) results from foreign currency translation adjustments, mark-to-market adjustments and unrealized gains and losses on available-for-sale securities.

Comprehensive income (loss) for the three months ended April 30, 2005 and 2004 is as follows:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Net income (loss)	$1,804	$(3,803)
Other comprehensive loss:
Foreign currency translation adjustments	(83)	223
Unrealized loss on investments	(626)	(1,372)
Reclassification adjustment for (gain) loss included in net income (loss)	125	(425)

Other comprehensive loss	(584)	(1,574)

Total comprehensive income (loss)	$1,220	$(5,377)

Note 8: Net Income (Loss) Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Three Months Ended April 30,
	2005	2004
	(In thousands except share amounts)
Net income (loss)	$1,804	$(3,803)

Weighted average common shares outstanding—basic	83,702	81,162
Effect of dilutive potential common shares	5,423	—

Weighted average common shares outstanding—diluted	89,125	81,162

Net income (loss) per share:
Basic and diluted	$0.02	$(0.05)

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 2.3 million and 6.2 million shares for the three months ended April 30, 2005 and 2004, respectively, is anti-dilutive, and is therefore excluded from the above computation. Since Wind River had a net loss for the three months ended April 30, 2004, there is no difference between basic and diluted net loss per share. If Wind River had recorded net income for the three months ended April 30, 2004, it would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 3.4 million for the three months ended April 30, 2004.

Note 9: Commitments and Contingencies

Litigation

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Management believes the outcome of Wind River’s outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River’s business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Quarterly, Wind River reviews the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. As additional information becomes available, Wind River reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations or financial position.

On June 7, 2004, Wind River filed a complaint against Green Hills Software, Inc. (Green Hills), a direct competitor, in the Superior Court of California, County of Alameda. The action was transferred to the Superior Court of California, County of Santa Barbara. The subsequently amended complaint requested $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. Green Hills subsequently filed an answer and cross-complaint in that action. On January 18, 2005, Green Hills filed a complaint against Wind River in the United States District Court for the Central District of California alleging, among other things, that Wind River violated antitrust and unfair competition laws by allegedly refusing to license its VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. On April 28, 2005, the Court denied Wind River’s motion to dismiss and Green Hill’s motion for preliminary injunction. On May 12, 2005, Wind River filed its answer. These related lawsuits are still in the preliminary stages, and it is not possible for Wind River to quantify the extent of potential liability to Green Hills, if any, resulting from the Green Hills lawsuits. Wind River does not believe that the lawsuit brought by Green Hills against Wind River has any merit and intends to defend the action vigorously.

Note 10: Segment and Geographic Information

Wind River reports in one industry segment—technology for device operating systems and provides the disclosures required in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue and long-lived asset information by region is presented below:

	Revenues		Long-lived Assets
	Three Months Ended April 30,		As of Apr. 30, 2005	As of Jan. 31, 2005
	2005	2004
	(In thousands)		(In thousands)
North America (1)	$33,854	$29,397	$79,835	$80,684
EMEA	14,500	12,293	4,586	4,758
Japan	8,396	6,884	2,399	2,406
Asia Pacific	5,011	4,198	295	337

Total	$61,761	$52,772	$87,115	$88,185

(1)	Represents revenue and long-lived assets primarily in the United States.

Revenue information on a product, subscription and services basis is presented below:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Software license revenues	$11,882	$13,292
Production license revenues	18,162	13,472
Subscription revenues	16,366	9,505
Maintenance revenues	8,759	9,897
Other service revenues	6,592	6,606

Total	$61,761	$52,772

No single customer accounted for more than 10% of Wind River’s total revenues in the three months ended April 30, 2005 and 2004, respectively.

Note 11: Subsequent Events

On June 8, 2005, the stockholders of Wind River, upon recommendation of Wind River’s Board of Directors (“Board”), approved the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The Board adopted the 2005 Equity Plan on March 10, 2005, subject to stockholder approval. The 2005 Equity Plan will terminate ten years from the date of such adoption. The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan, the 1998 Non-Officer Stock Option Plan and the 1998 Equity Incentive Plan (the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans. A maximum of 6,250,000 shares of Common Stock is available for issuance under the 2005 Equity Incentive Plan, plus any shares subject to any outstanding options under the Predecessor Plans that subsequently expire unexercised up to a maximum of an additional 2,500,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “could.” “may.” “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the sections below entitled “—Overview,” “—Liquidity and Capital Resources,”“ —Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including our adoption of an open source strategy, and our shift to an enterprise licensing model, our ability to increase our revenues, our financing plans and capital requirements, our investments, our expenses and tax liability, the effect of recent accounting pronouncements, debt service and principal repayment obligations, cash flows, revenues generated from fixed-price services contracts forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Factors that could cause or contribute to such differences include but are not limited to the success of Wind River’s implementation of its new and current business models, products and market strategies, the ability of our customers to sell products that include our software, our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, charges for restructuring and other costs and other risk factors detailed in this Quarterly Report on Form 10-Q and in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (“2005 Form 10-K”), its Quarterly Reports on Form 10-Q and other periodic filings with the Securities and Exchange Commission (“SEC”).

These forward-looking statements are based on current expectations and involve known and unknown risks and uncertainties that may cause the results, levels of activity, performance or achievements of Wind River or its industry to be materially different from those expressed or implied by the forward-looking statements. You should carefully review the risk factors described in the “—Factors That May Affect Our Future Results or the Market Price of Our Stock” section below and in other documents we file from time to time with the SEC, including our 2005 Form 10-K, and the other quarterly and other reports we file. We do not intend to update any of the forward-looking statements contained in this report to reflect any future events or developments unless required by law.

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes included elsewhere in this report.

Overview

Wind River is a global leader in Device Software Optimization (“DSO”). Our software is used to develop and run devices better, faster, at a lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.

Recent Operating Results

Our total revenues were $61.8 million and $52.8 million in the three months ended April 30, 2005 and 2004, respectively. Our net income was $1.8 million or a net income of $0.02 per fully diluted share in three months ended April 30, 2005. Our net loss was $3.8 million or a net loss of $0.05 per fully diluted share in the three months ended April 30, 2004.

Our total deferred revenue increased to $82.8 million at April 30, 2005 from $77.1 million at January 31, 2005, primarily as a result of continued increases in sales of our Wind River Platforms and other enterprise license based products under our subscription licenses model. Of the total deferred revenue balance at April 30, 2005, $11.1 million relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $11.2 million and $9.1 million in the three months ended April 30, 2005 and 2004, respectively. We repurchased an additional $20.0 million of our 3.75% convertible subordinated notes in March 2005.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in our 2005 Form 10-K describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

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

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.

Results of Operations for the Three Months Ended April 30, 2005 and 2004

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

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
Product revenues	$30,044	$26,764	49%	51%
Subscription revenues	16,366	9,505	26	18
Service revenues	15,351	16,503	25	31

Total revenues, net	$61,761	$52,772	100%	100%

Total revenues increased 17% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. This was primarily due to higher customer demand for our software and hardware, in particular production licenses and as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock.”

Our product and service revenues, in particular maintenance revenues, have also been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted, and will continue to impact, our revenues in the short-term as customers transition to the Wind River Platforms, our deferred revenues have increased to $82.8 million at April 30, 2005 from $77.1 million at January 31, 2005 and we expect this trend to continue.

Product Revenues. Product revenues are comprised of perpetual license revenues, including hardware revenues, and production license revenues from perpetual and subscription licensing. The table below sets forth information for such components.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
Perpetual license revenues	$11,882	$13,292	19%	25%
Production license revenues	18,162	13,472	30	26

Total product revenues	$30,044	$26,764	49%	51%

Perpetual license revenues declined 11% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. This was primarily due to the transition to our Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual licenses and hardware revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues increased 35% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. This increase in the three months ended April 30, 2005 was primarily due to our customers manufacturing more embedded devices that include our technologies, especially in the networking segment, further improvement in our execution in the area of customer compliance and reporting and improvement in our customers’ own quarterly reporting processes.

Subscription Revenues. Subscription revenues were $16.4 million in the three months ended April 30, 2005 compared to $9.5 million in the three months ended April 30, 2004. The significant increase in the three months ended April 30, 2005 in subscription revenues resulted from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model, also known as our subscription model, and increasing business activity levels. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under the enterprise license model. The transition of customers to our enterprise license model will continue to affect the level of our overall revenues because we recognize fees under this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
Maintenance revenues	$8,759	$9,897	14%	19%
Other service revenues	6,592	6,606	11	12

Total service revenues	$15,351	$16,503	25%	31%

Maintenance revenues declined 11% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The decline is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee. We expect maintenance revenues will continue to decline as our customers’ transition to our Wind River Platforms continues. Other service revenues remained flat in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. During the quarter ended April 30, 2005, we generated $3.5 million in revenue from fixed-price services contracts compared to $320,000 in the quarter ended April 30, 2004. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time and materials services contracts are recognized as services are performed.

In the short-term, we expect revenues generated from fixed-price services contracts to be similar to that generated in the first quarter of fiscal 2006.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
North America	$33,854	$29,397	55%	56%
EMEA	14,500	12,293	23	23
Japan	8,396	6,884	14	13
Asia Pacific	5,011	4,198	8	8

Total revenues, net	$61,761	$52,772	100%	100%

Revenues from international sales increased by 19% to $27.9 million in the three months ended April 30, 2005 from $23.4 million in the three months ended April 30, 2004. The overall increase was due to a 18% increase in revenues from EMEA, a 22% increase in revenues from Japan, and a 19% increase in revenues from Asia Pacific, for the three months ended April 30, 2005 compared to the three months ended April 30, 2004. Revenues from sales in North America increased 15% in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The increases in revenues in each geographic area over these periods resulted primarily from improvements in the overall worldwide economy and in local economies. The impact of foreign exchange rate movements did not have a significant impact on international revenues during the three months ended April 30, 2005. International revenues accounted for 45% and 44% of total revenues for the three months ended April 30, 2005 and 2004, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in United States Dollars, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of Apr. 30, 2005	As of Jan. 31, 2005	Dollar Change	Percentage Change
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$45,720	$40,910	$4,810	12%
Maintenance and other	25,995	24,705	1,290	5

Total current deferred revenues	71,715	65,615	6,100	9%
Long-term deferred revenues:
Subscriptions	10,483	11,067	(584)	(5)%
Maintenance and other	582	425	157	37%

Total long-term deferred revenues	11,065	11,492	(427)	(4)%

Total deferred revenues	$82,780	$77,107	$5,673	7%

During fiscal 2005, we began offering subscription and maintenance periods greater than twelve months and, accordingly, began to record long-term deferred revenues which represents the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. The growth in subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels. The growth in deferred revenues for subscriptions during the three months ended April 30, 2005 corresponds to the 11% increase in subscription revenue from the three months ended January 31, 2005. The growth in deferred revenues for maintenance and other during the three months ended April 30, 2005 relates primarily to the additional deferred consulting services revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
Product	$1,622	$1,330	5%	5%
Subscription	3,673	2,334	22	25
Service	7,886	8,932	51	54
Amortization of purchased intangibles	131	987	—	—

Total cost of revenues	$13,312	$13,583

Gross margin	$48,449	$39,189
Gross margin percentage	78%	74%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to personnel related costs.

Cost of Product. Product-related costs consist primarily of salaries and benefits for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product increased by 22% or $292,000, in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. Direct production costs and manufacturing and distribution costs were $1.3 million and $556,000 in the three months ended April 30, 2005, and 2004, respectively. The increase was primarily due to increased hardware costs and personnel costs. Third party royalty costs were $46,000 and $614,000 in the three months ended April 30, 2005 and 2004, respectively. The decrease was primarily related to the acquisition of the ScopeTools business unit of Real-Time Operations, Inc. (“RTI”) in the fourth quarter of fiscal 2005, for which we previously recorded royalty expense. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs of revenues consists primarily of subscription-related costs, including salaries and benefits for production employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Subscription-related maintenance and support service costs were $2.9 million and $1.3 million during the three months ended April 30, 2005 and 2004, respectively, and subscription-related production costs were $788,000 and $1.0 million during the three months ended April 30, 2005 and 2004, respectively. The increase in absolute dollars in subscription costs in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was primarily due to the allocation of maintenance and support services costs as a result of the related increase of subscription revenue offset by a reduction in product related costs due to a decrease in third party royalty costs due to the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005, for which we previously recorded royalty expense. The decrease in cost of subscription revenues as a percentage of subscription revenues in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was due primarily to the fact that the fixed cost elements of cost of revenue were spread over a higher revenue stream. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Service. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of service decreased by 12% or $1.0 million in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The decrease in absolute dollars of service costs in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was primarily due to reduced use of outside consultants and reduced training costs and an increased allocation of costs to cost of subscription. We realized overall cost reductions of $195,000 in professional service costs relating primarily to internal payroll and external contractor costs, $698,000 in training costs due to allocations and $154,000 in maintenance costs in the three months ended April 30, 2005 compared to the quarter ended April 30, 2004. The decrease in service costs as a percentage of service revenues in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was related to the decrease in service costs. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was due to a lower amortizable base of purchased intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $2.1 million in completed technology which is expected be amortized to cost of revenue over a four-year period.

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

The general increase in absolute dollars in selling and marketing, product development and engineering and general and administrative costs, relates primarily to increases in personnel expenses, consulting expenses and general operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended April 30,		Percentage Change
	2005	2004
	(In thousands, except percentages)
Selling and marketing	$24,197	$20,959	15%
As a percentage of total revenues	39%	40%

The increase in absolute dollars of selling and marketing expenses in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was $3.2 million or 15%. Salaries and related fringe benefit costs increased by $956,000, due to an increased headcount in the sales organization, and sales commission costs increased by $1.3 million, due to the increase in revenue. Advertising also increased by $987,000, due to increased investment in marketing expenditures to strengthen the Wind River brand. These increases were offset by a decrease in facility and information technology allocation costs of $548,000. We expect an increase in selling and marketing expenses in absolute dollars in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percentage Change
	2005	2004
	(In thousands, except percentages)
Product development and engineering	$16,774	$15,116	11%
As a percentage of net revenues	27%	29%

The increase in absolute dollars of product development and engineering expenses in the three months ended April 30, 2005 compared to the three months ended April 20, 2004 was $1.7 million or 11%. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. Salaries and benefits increased by $2.2 million and external consultant costs increased by $714,000 during the three months ended April 30, 2005 compared to the three months ended April 30, 2004. These increases were offset by a decrease of $225,000 in facility and information technology allocation costs. During the three months ended April 30, 2004, we made a payment of $250,000 related to a strategic alliance. Additionally, we received $984,000 and $607,000 in the three months ended April 30, 2005 and 2004, respectively, of funded research and development which offset our gross research and development expenses. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percentage Change
	2005	2004
	(In thousands, except percentages)
General and administrative	$5,584	$5,210	7%
As a percentage of net revenues	9%	10%

The increase in absolute dollars of general and administrative expenses in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was $374,000 or 7%. The increase was primarily due to increased professional services costs of $631,000 related to attestation and legal costs, an increase in facility and information technology allocation costs of $370,000, offset by a decrease in external consultant costs of $428,000. We believe that general and administrative expenses will not increase significantly in the short-term. However, we do expect an increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles

	Three Months Ended April 30,		Percentage Change
	2005	2004
	(In thousands, except percentages)
Amortization of other intangibles	$23	$171	(87)%
As a percentage of net revenues	—%	—%

The decrease in amortization of other intangibles for the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was due to a lower amortizable base of other intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $400,000 in other intangible assets, which are being amortized to operating expenses over a two to seven year period.

Restructuring Charges. As a result of decisions undertaken regarding the cost structure of our business, beginning in fiscal 2002, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. In connection with the restructuring programs, we recorded $185,000 and $1.2 million of restructuring charges during the three months ended April 30, 2005 and 2004, respectively. During the three months ended April 30, 2005, we recorded additional charges under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) associated with the restructuring program undertaken in the last quarter of fiscal 2005. Additionally, we recorded a charge associated with employee litigation as a result of previous restructurings and revised estimates downward for actual experience in the amount of $143,000 in employee-related items, including outplacement fee and judgments rendered in employee litigation matters. These costs have been classified as operating expenses. Our restructuring programs for the three months ended April 30, 2005 and 2004 have been accounted for in accordance with SFAS No. 146. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of April 30, 2005, our restructuring liabilities related to our restructuring programs for the three months ended April 30, 2005, fiscal 2005 and 2003 totaled approximately $1.4 million. There were no remaining restructuring liabilities for fiscal 2004. The following table summarizes our restructuring liabilities as of April 30, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	91	—	237	328
Reversals	(87)	—	(56)	(143)

Total charges	4	—	181	185
Cash payments	(52)	(91)	(68)	(211)

Restructuring liabilities as of April 30, 2005	$198	$315	$865	$1,378

We expect the workforce reductions and consolidation of excess facilities to be paid out by the end of the third quarter of fiscal 2006.

Other Income (Expense)

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2005	2004	2005	2004
	(In thousands, except percentages)
Interest income	$1,503	$1,707	3%	3%
Interest expense	(1,135)	(1,859)	(2)	(3)
Other income (expense), net	136	554	—	1

Total other income	$504	$402	1%	1%

Interest Income. Interest income declined 12% or $204,000, in the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The decrease in interest income was primarily due to lower invested balances. The average yield for the three months ended April 30, 2005 was 3.41% compared to 2.69% for the three months ended April 30, 2004. Total cash and cash equivalents, investments and restricted investments totaled $188.2 million and $271.8 million as of April 30, 2005 and April 30, 2004, respectively.

Interest Expense. Interest expense decreased by 39% or $724,000, in the three months ended April 30, 2005 as compared to the three months ended April 30, 2004. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In March 2005, we repurchased $20.0 million of our convertible subordinated notes and as a result, recorded a $312,000 expense related to premium paid and the related acceleration of expense of bond issuance costs. In the three months ended April 30, 2004, we incurred interest of $1.4 million on our subordinated convertible notes which totaled $150.0 million at April 30, 2004 and interest of approximately $184,000 on our loan facility with Wells Fargo. In July of fiscal 2005, the loan facility was fully paid.

Other Income (Expense), Net. Other income (expense) consists primarily of dividends received of $311,000 and $138,000 for the three months ended April 30, 2005 and 2004, respectively, and gain on sale of equity investments of $375,000 for the three months ended April 30, 2004.

Provision For Income Taxes.

We recorded a tax provision of $386,000 and $700,000 in the three months ended April 30, 2005 and 2004, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. The decrease in the tax provision of $314,000 was primarily related to lower foreign withholding taxes and lower foreign income taxes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, we have determined that it is more likely than not that our deferred tax assets in all jurisdictions will not be realized, due to uncertainties relating to our ability to utilize our deferred tax assets, primarily net operating losses carried forward and foreign tax credits, before they expire. Accordingly, we have recorded a deferred tax asset of $682,000 in Germany and a full valuation allowance against the remainder of our deferred tax assets at April 30, 2005 and January 31, 2005.

Post Close Events

On May 25, 2005, we announced preliminary financial results for the quarter ended April 30, 2005. Subsequent to this announcement, but before the completion of our Quarterly Report on Form 10-Q, management determined that it was appropriate to make adjustments to these previously announced financial results, specifically adjustments to certain accruals that resulted in a decrease to net income of $49,000. In addition, certain costs were reclassified within the categories of costs of revenues, with no impact on total cost of revenues.

Liquidity and Capital Resources

As of April 30, 2005, we had working capital of approximately $17.3 million, and cash, cash equivalents and investments of approximately $188.2 million, which included $26.2 million of cash and cash equivalents, $30.6 million of short-term investments and $131.4 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below:

	Three Months Ended April 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$11,222	$9,101
Net cash provided by (used in) investing activities	8,389	(16,776)
Net cash provided by (used in) financing activities	(15,684)	4,474

Operating activities primarily include the net income or loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the three months ended April 30, 2005, our operating activities provided net cash of $11.2 million compared to $9.1 million in the three months ended April 30, 2004.

Net cash provided by operating activities for the three months ended April 30, 2005, consisted of cash provided by operations of $5.2 million and an increase in cash of $6.0 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $7.8 million was primarily due to strong cash collections and the increase in deferred revenue of $6.0 million was due primarily to the customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year. These increases to cash provided by operations were offset by decreases in accrued liabilities and accrued compensation of $2.5 million and $3.2 million, respectively.

Net cash provided by operating activities for the three months ended April 30, 2004, consisted of cash used in operations of $64,000 and an increase in cash of $9.2 million arising from changes in assets and liabilities. During the three months ended April 30, 2004, we paid $1.4 million relating to our restructuring activities, primarily severance costs. The cash paid for restructuring activities was offset primarily by a decrease in accounts receivable, net, of $5.2 million primarily due to strong cash collections and an increase in deferred revenue of $6.7 million relating primarily to the customer adoption of our Wind River Platforms under the enterprise license mode.

Cash from operations includes net income of $1.8 million and net loss of $3.8 million offset primarily by depreciation and amortization (including amortization of bond issuance costs) of $2.4 million and $3.7 million in the three months ended April 30, 2005 and 2004, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $8.4 million and used net cash of $16.7 million in the three months ended April 30, 2005 and 2004, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $1.5 million and $1.1 million for the three months ended April 30, 2005 and 2004, respectively. The majority of the change in the periods was related to activity with our investments.

Our financing activities used net cash of $15.7 million and provided net cash of $4.5 million in the three months ended April 30, 2005 and 2004, respectively. During the three months ended April 30, 2005, and 2004, we received $4.4 million and $4.5 million respectively, from the issuance of common stock from employee stock option exercises. Additionally, in the three months ended April 30, 2005, we repurchased $20.0 million of the convertible subordinated notes for a total cash outlay of $20.1 million.

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

During the three months ended January 31, 2005, we repurchased $75.0 million of the notes on the open market for an aggregate price of $75.4 million. Additionally, we expensed $1.0 million in unamortized bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million. In March 2005, we repurchased an additional $20.0 million of the convertible subordinated notes for a total cash outlay of $20.1 million. We expensed $257,000 in unamortized bond issuance costs, resulting in total recognized loss on the repurchase of $312,000. As of April 30, 2005, $55.0 million in convertible subordinated notes (convertible into 2.3 million shares) remained outstanding.

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

Commitments

In April 2003, in connection with the termination of the synthetic leases for our headquarters facility, we entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million. As of April 29, 2005, we elected to terminate the loan facility.

Contractual Obligations

As of April 30, 2005, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$55,000	$—	$55,000	$—	$—
Contractual interest on convertible subordinated notes	3,352	1,547	1,805
Operating leases (2)	20,779	3,033	5,744	3,479	8,523

	$79,131	$4,580	$62,549	$3,479	$8,523

(1)	Consists of $55.0 million, 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.

(2)	Minimum, aggregate, future sublease income to be received under noncancelable subleases is approximately $99,500.
(3)	For the nine months ended January 31, 2006.

In fiscal 2005, we implemented the first phase of the next version of our enterprise resource planning system. In connection with the implementation, we incurred an aggregate of $3.9 million of external costs in fiscal 2005. Of these costs, $2.5 million were capitalized during fiscal 2005. In addition, $450,000 remaining outstanding at January 31, 2005, was paid in the three months ended April 30, 2005. In fiscal 2006, we will implement the second phase of this enterprise resource planning system. In connection with the implementation, we expect to incur approximately $800,000 in external consulting costs during the second and third quarters of fiscal 2006.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations will be sufficient to fund our operating activities, capital expenditures, and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional financing when required in sufficient amounts on terms acceptable to us, our business could suffer.

We currently plan to reinvest our cash generated from operations in new short and long term investments, in high-quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions or strategic investments. Cash may also be used to repurchase equity under our stock repurchase program or repurchase additional subordinated convertible notes.

Off-Balance Sheet Arrangements

As of April 30, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our Consolidated Financial Statements is our first quarter of fiscal 2007. In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123 R.

Upon adoption, this statement will have a significant impact on our Consolidated Financial Statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice (see Note 1 in Notes to Condensed Consolidated Financial Statements contained herein). The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

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

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our revenues from production licenses increased 35% in the three months ended April 30, 2005, compared to the three months ended April 30,

2004, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have adopted an open source strategy that may not be successful or may expose us to additional risks.

We have adopted a strategy to address the open source market, and we recently released the first of our development tool products and the first of our platform products based on open source, and also announced the upcoming release of other platform products based on open source. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development were $16.8 million, or 27% of total revenues, for the three months ended April 30, 2005, compared to $15.1 million, or 29% of total revenues, for the three months ended April 30, 2004. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2005, revenues from international sales were $27.9 million, or 45% of total revenues, as compared to $23.4 million, or 44%, of total revenue for the three months ended April 30, 2004 Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long-term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.

In each of fiscal 2002, through 2005, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,194 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $185,000 and $1.2 million in the three months ended April 30, 2005 and 2004 respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to long-term profitability as a result of our restructuring plans.

Although we have complied with the certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended January 31, 2005, we may not be able to continue to meet such requirements annually and our failure to satisfy these requirements could adversely affect our financial results and the price of our common stock.

While we have evaluated our internal controls system as of January 31, 2005 and complied with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our Annual Report on Form 10-K for the year ended January 31, 2005, we may not continue to meet such certification and attestation requirements annually. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, or if our independent registered public accounting firm does not timely attest to the evaluation, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ National Market, which could adversely affect our financial results and the market price of our common stock.

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

The Financial Accounting Standards Board’s adoption of SFAS No. 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may cause, adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

In December 2004, the FASB adopted SFAS No. 123R, which will require us, starting in the first quarter of fiscal year 2007, to measure compensation costs for all stock-based compensation (including our stock options and employee stock purchase plan, as currently constructed) at fair value and record a compensation charge equal to that value. Also, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. We expect the adoption of SFAS No. 123R to have a material adverse impact on our net income or loss and our net income or loss per share by decreasing our income or increasing our losses by the additional amount of such stock option charges. We are currently in the process of evaluating the extent of such impact and cannot quantify the amount of such impact at this time.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during the quarter ended April 30, 2005, our stock had a high sales price of $16.34 and a low sales price of $12.51. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

As of April 30, 2005, we had $55.0 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of April 30, 2005, we had cash and cash equivalents of $26.2 million, short-term investments of $30.6 million and investments with maturities of greater than one year of $131.4 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and debt obligations.

We have an investment policy that has been approved by our Board. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our investment policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and bond yields. We expect to realize the full value of all these investments upon their maturity.

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other non-functional accounts receivable and cash balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of April 30, 2005, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(€)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	2,750,000	11,500,000	130,000,000	4,000,000	16,000,000
Rate:	1.9065	1.2939	106.13	1.2553	7.0701
USD Equivalent:	$5,242,875	$14,879,850	$1,224,913	$3,186,489	$2,263,051
Maturity Date:	5/31/05	5/31/05	5/31/05	5/31/05	5/31/05

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2005, the fair value of the above contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2005. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2005 Form 10-K for the fiscal year ended January 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2004, Wind River filed a complaint against Green Hills Software, Inc. (Green Hills), a direct competitor, in the Superior Court of California, County of Alameda. The action was transferred to the Superior Court of California, County of Santa Barbara. The subsequently amended complaint requested $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. Green Hills subsequently filed an answer and cross-complaint in that action. On January 18, 2005, Green Hills filed a complaint against Wind River in the United States District Court for the Central District of California alleging, among other things, that Wind River violated antitrust and unfair competition laws by allegedly refusing to license our VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. On April 28, 2005, the Court denied Wind River’s motion to dismiss and Green Hill’s motion for preliminary injunction. On May 12, 2005, Wind River filed its answer. These related lawsuits are still in the preliminary stages, and it is not possible for Wind River to quantify the extent of potential liability to Green Hills, if any, resulting from the Green Hills lawsuits. Wind River does not believe that the lawsuit brought by Green Hills against Wind River has any merit and intends to defend the action vigorously.

ITEM 5. OTHER INFORMATION

On June 8, 2005, the stockholders of Wind River, upon recommendation of Wind River’s Board of Directors (“Board”), approved the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The Board adopted the 2005 Equity Plan on March 10, 2005, subject to stockholder approval, and the 2005 Equity Plan will terminate ten years from the date of such adoption. The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan, the 1998 Non-Officer Stock Option Plan and the 1998 Equity Incentive Plan (the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

Under the 2005 Equity Plan, the number of shares of common stock available for issuance is 6,250,000 shares, plus any shares subject to outstanding options under the Predecessor Plans that subsequently expire unexercised, up to a maximum of an additional 2,500,000 shares. The 2005 Equity Plan permits the grant of stock options (both incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and deferred stock units (the “Awards”) to eligible employees, directors and consultants. In addition, under the 2005 Equity Plan automatic, non-discretionary grants of non-statutory stock options are made to each non-employee director upon election to the Board and on an annual basis thereafter. The 2005 Equity Plan is primarily administered by the Compensation Committee of the Board. In addition, the Board may itself administer the 2005 Equity Plan or appoint one or more committees to administer the 2005 Equity Plan with respect to employees who are neither officers nor directors.

To permit the payment of compensation that qualifies as performance-based compensation under Internal Revenue Code Section 162(m), in any fiscal year of Wind River, no participant may be granted (i) options and stock appreciation rights together covering more than 1,000,000 shares, except that options and stock appreciation rights covering up to a limit of 3,000,000 shares may be granted to a participant during his or her first fiscal year of employment; (ii) performance units with an initial value greater than $1,000,000, except that a participant may receive such performance units covering up to a limit of $3,000,000 in initial value during his or her first fiscal year of employment; and (iii) more than 500,000 shares in the aggregate subject to restricted stock, restricted stock units, performance shares, or deferred stock units, except that a participant may receive such awards covering up to a limit of 1,500,000 shares during his or her first fiscal year of employment at Wind River.

At the administrator’s discretion, one or more of the following performance goals may apply to an award: annual revenue, cash position, earnings per share, net income, operating cash flow, operating income, return on assets, return on equity, return on sales, and total stockholder return. Except for cash position, return on equity and total stockholder return, a performance goal may apply either to Wind River or to one of its business units.

The 2005 Equity Plan is filed as Exhibit 10.1 to this Quarterly Report.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.

3.2(2)	Amended and Restated Bylaws of Wind River Systems, Inc.

10.1*	Wind River Systems, Inc. 2005 Equity Incentive Plan.

10.2*	Form of 2005 Equity Incentive Plan – Stock Option Award Agreement.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-Q filed on December 15, 2000.
(2)	Incorporated by reference to the Form 10-K filed on April 30, 2002.
*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: June 9, 2005
	By:	/s/ Michael W. Zellner
Michael W. Zellner
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary