Form 10-Q
period 2005-07-31
WIND RIVER SYSTEMS INC
filed 2005-09-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 31, 2005, there were 85,155,122 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amount)
Revenues, net:
Product	$32,818	$31,211	$62,862	$57,975
Subscription	17,982	12,332	34,348	21,837
Service	15,945	15,895	31,296	32,398

Total revenues, net	66,745	59,438	128,506	112,210
Cost of revenues:
Product	1,609	1,190	3,231	2,520
Subscription	2,922	3,151	5,671	5,485
Service	9,675	7,831	18,485	16,763
Amortization of purchased intangibles	131	334	262	1,321

Total cost of revenues	14,337	12,506	27,649	26,089

Gross profit	52,408	46,932	100,857	86,121

Operating expenses:
Selling and marketing	23,973	22,625	48,170	43,584
Product development and engineering	16,895	14,215	33,669	29,331
General and administrative	5,448	5,189	11,032	10,399
Amortization of other purchased intangibles	24	126	47	297
Restructuring charges	237	819	422	2,057

Total operating expenses	46,577	42,974	93,340	85,668
Income from operations	5,831	3,958	7,517	453
Other income (expense):
Interest income	1,470	1,646	2,973	3,353
Interest expense	(749)	(1,798)	(1,884)	(3,657)
Other income (expense), net	(362)	(212)	(226)	342

Total other income (expense)	359	(364)	863	38

Income before provision for income taxes	6,190	3,594	8,380	491
Provision for income taxes	521	250	907	950

Net income (loss)	$5,669	$3,344	$7,473	$(459)

Net income (loss) per share:
Basic	$0.07	$0.04	$0.09	$(0.01)

Diluted	$0.06	$0.04	$0.08	$(0.01)

Shares used in per share calculation:
Basic	84,426	81,677	84,068	81,485

Diluted	90,119	84,904	89,637	81,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31, 2005	January 31, 2005
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$24,329	$22,312
Short-term investments	41,860	24,605
Accounts receivable, net	50,812	62,266
Prepaid and other current assets	13,367	12,504

Total current assets	130,368	121,687
Investments	121,099	147,877
Property and equipment, net	79,287	79,771
Goodwill	91,991	92,021
Other intangibles, net	2,175	2,484
Other assets	7,392	8,414

Total assets	$432,312	$452,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,920	$3,328
Accrued liabilities	11,548	16,205
Accrued restructuring costs	908	1,404
Accrued compensation	15,263	19,210
Income taxes payable	1,865	2,512
Deferred revenues	68,920	65,615

Total current liabilities	100,424	108,274
Convertible subordinated notes	42,151	75,000
Long-term deferred revenues	11,110	11,492
Other long-term liabilities	2,611	1,543

Total liabilities	156,296	196,309

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued or outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 86,699 and 85,128 shares issued as of July 31, 2005 and January 31, 2005, respectively; 85,098 and 83,366 shares outstanding as of July 31, 2005 and January 31, 2005, respectively	87	85
Additional paid-in-capital	782,510	769,953
Treasury stock, 1,601 and 1,762 shares at cost as of July 31, 2005 and January 31, 2005, respectively	(31,159)	(31,972)
Accumulated other comprehensive loss	(6,395)	(5,621)
Accumulated deficit	(469,027)	(476,500)

Total stockholders’ equity	276,016	255,945

Total liabilities and stockholders’ equity	$432,312	$452,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,473	$(459)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	4,690	6,305
Accretion expense	118	—
Amortization of bond issuance costs	179	536
Non-cash compensation, including 401(k) match	927	925
Realized loss from repurchase of convertible subordinated notes	401	—
Realized loss (gain) from sales of available-for-sale securities	262	(265)
Non-cash restructuring charge	—	184
Changes in assets and liabilities:
Accounts receivable	9,848	3,306
Accounts payable	(1,361)	58
Accrued restructuring costs	(496)	(275)
Accrued liabilities	(4,175)	(472)
Accrued compensation	(3,552)	231
Income taxes payable	(647)	(1,289)
Deferred revenues	4,681	5,750
Other assets and liabilities	(881)	(1,196)

Net cash provided by operating activities	17,467	13,339

Cash flows from investing activities:
Acquisitions of property and equipment	(3,231)	(2,378)
Purchase of investments	(19,098)	(126,093)
Sales of investments	13,118	44,181
Maturities of investments	14,561	48,894
Release of restricted investments	—	45,167

Net cash provided by investing activities	5,350	9,771

Cash flows from financing activities:
Issuance of common stock, net	12,444	7,672
Repurchase of convertible subordinated notes	(32,840)	—
Repayment related to term loan	—	(40,000)

Net cash used in financing activities	(20,396)	(32,328)

Effect of exchange rate changes on cash and cash equivalents	(404)	(244)

Net increase (decrease) in cash and cash equivalents	2,017	(9,462)
Cash and cash equivalents at beginning of period	22,312	32,254

Cash and cash equivalents at end of period	$24,329	$22,792

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

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2006. During the second quarter of fiscal 2006, Wind River adjusted its method of allocation of certain costs across all revenue types. This re-allocation of costs has no impact on revenues, overall gross margin or net income for any period presented. Certain other insignificant amounts have been reclassified to conform to the current year presentation.

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

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and six months ended July 31, 2005 and 2004:

	Three and Six Months Ended July 31,
	2005	2004
Risk free interest rate	4.14%	3.46%
Expected volatility	74.7%	82.3%
Expected option life (in years)	3.98	3.99
Expected dividends	—	—

The weighted average fair value per share of employee options granted during the three months ended July 31, 2005 and 2004 was $9.19 and $5.70, respectively, and the weighted average fair value per share of options granted during the six months ended July 31, 2005 and 2004 was $8.86 and $6.04, respectively.

The fair value of employees’ stock purchase rights under Wind River’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases made during the three and six months ended July 31, 2005 and 2004:

	Three and Six Months Ended July 31,
	2005	2004
Risk free interest rate	3.37%	1.66%
Expected volatility	50.2%	52.0%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during both the three and six months ended July 31, 2005 was $3.99, as compared to a weighted average fair value of $2.61 per share during both the three and six months ended July 31, 2004.

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123 as amended by SFAS No. 148, Wind River’s net income (loss) and net income (loss) per share for the three and six months ended July 31, 2005 and 2004 would have been as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss):
As reported	$5,669	$3,344	$7,473	$(459)
Less: Stock-based compensation expense determined under fair-value-based method for all awards	5,332	4,730	11,003	7,662

Pro forma net income (loss)	$337	$(1,386)	$(3,530)	$(8,121)

As reported net income (loss) per share:
Basic
Diluted	$0.07	$0.04	$0.09	$(0.01)
	$0.06	$0.04	$0.08	$(0.01)
Pro forma net income (loss) per share:
Basic	$—	$(0.02)	$(0.04)	$(0.10)
Diluted	$—	$(0.02)	$(0.04)	$(0.10)

The pro forma amounts include compensation expense related to employee stock option grants and stock purchase rights. The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) per share in the three and six months ended July 31, 2005 and 2004 may not be representative of the pro forma effects on net income (loss) per share in future fiscal periods. See Recent Accounting Pronouncements below.

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

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”) effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FASB Staff Position EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual periods ending after June 15, 2004, which were presented in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. Wind River will evaluate the additional provisions of this EITF upon its finalization.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Wind River in the first quarter of fiscal 2007. Although Wind River will continue to evaluate the application of SFAS 154, management does not currently believe adoption will have a material impact on Wind River’s results of operations, financial position or cash flows.

Note 2: Derivative Financial Instruments

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Wind River’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2005, Wind River had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	2,500,000	10,300,000	55,000,000	5,200,000	15,000,000
Rate:	0.5689	0.8223	112.46	1.2296	7.7317
USD Equivalent:	$4,394,500	$12,525,830	$489,063	$4,229,018	$1,940,065
Maturity Date:	8/31/05	8/31/05	8/31/05	8/31/05	8/31/05

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2005, the fair value of the above contracts was not significant.

Note 3: Deferred Revenues

Deferred revenues consist of the following:

	As of July. 31, 2005	As of Jan. 31, 2005
	(In thousands)
Current deferred revenues:
Subscription	$43,553	$40,910
Maintenance and other	25,367	24,705

Total current deferred revenues	68,920	65,615
Long-term deferred revenues:
Subscription	10,540	11,067
Maintenance and other	570	425

Total long-term deferred revenues	11,110	11,492

Total deferred revenues	$80,030	$77,107

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represents the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues include primarily deferred service revenues and maintenance revenues. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Note 4: Restructuring Charges

As a result of decisions undertaken regarding the cost structure of its business, beginning in fiscal 2002, Wind River implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. In connection with its restructuring programs, Wind River recorded net restructuring charges of $237,000 and $819,000 during the three months ended July 31, 2005 and 2004, respectively, and $422,000 and $2.1 million during the six months ended July 31, 2005 and 2004, respectively. During the three and six months ended July 31, 2005, Wind River recorded additional charges in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) associated with the restructuring program undertaken in the last quarter of fiscal 2005 and eliminated an aggregate of four positions. Additionally, during the six months ended July 31, 2005, Wind River recorded a charge associated with employee litigation as a result of previous restructurings and revised estimates downward for actual experience in the amount of $255,000 in employee-related items, including outplacement fee and judgments rendered in employee litigation matters and $145,000 in excess facilities. These costs have been classified as operating expenses. Wind River’s restructuring programs for the three and six months ended July 31, 2005 and 2004 have been accounted for in accordance with SFAS No. 146. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of July 31, 2005, Wind River’s total restructuring liabilities related to its prior restructuring programs totaled approximately $908,000. The following table summarizes Wind River’s restructuring liabilities as of July 31, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	592	—	230	822
Reversals	(116)	(145)	(139)	(400)

Total charges	476	(145)	91	422

Cash payments	(377)	(182)	(359)	(918)

Restructuring liabilities as of July 31, 2005	$345	$79	$484	$908

Wind River expects the workforce reduction and consolidation of excess facilities liabilities to be paid out by the end of fiscal 2006.

Note 5: Goodwill

Wind River accounts for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $92.0 million at both July 31, 2005 and January 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment was performed during this fiscal quarter. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for fiscal 2006 compared to 17% for fiscal 2005, were determined using Wind River’s best estimates as of the impairment review. Wind River completed its evaluation under both methods and concluded that goodwill was not impaired at June 30, 2005, as the fair value of the reporting unit exceeded its carrying value, including goodwill. The reduction in goodwill between January 31, 2005 and July 31, 2005 of $30,000 is related to an adjustment to the purchase price associated with the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005.

Note 6: Convertible Subordinated Notes and Other Borrowings

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

In March 2005, Wind River repurchased an additional $20.0 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $20.1 million. Wind River expensed $257,000 in unamortized bond issuance costs, resulting in a total recognized loss on the additional repurchase of $312,000.

In June 2005, Wind River repurchased a further $12.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $12.8 million. Wind River expensed $153,000 in unamortized bond issuance costs, resulting in a total recognized loss on the repurchase of $89,000. As of July 31, 2005, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

Note 7: Provision for Income Taxes

Wind River recorded a tax provision of $521,000 and $250,000 for the three months ended July 31, 2005 and 2004, respectively, and $907,000 and $950,000 for the six months ended July 31, 2005 and 2004, respectively. The Company realized tax benefits of $364,000 and $1.0 million for the three months ended July 31, 2005 and 2004, respectively, due to the finalization of foreign tax audits. Wind River’s quarterly tax provision is based on estimates of its expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. The Company’s effective tax rate is lower than the statutory rate due to a number of factors, including Wind River’s various tax attributes such as net operating losses and tax credits. Wind River’s tax rate may also vary based on its results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which it operates.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, Wind River has determined that it is more likely than not that its deferred tax assets in the remaining jurisdictions will not be realized, due primarily to uncertainties related to the Company’s ability to utilize its net operating losses carried forward and foreign tax credits, before they expire. Accordingly, Wind River has recorded a deferred tax asset of $635,000 and $682,000 in Germany and a full valuation allowance against the remainder of its deferred tax assets at July 31, 2005 and January 31, 2005, respectively.

Should Wind River determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to its deferred tax assets would cause a material increase to income in the period such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Factors that Wind River must consider in making this determination includes all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items. As a guide, Wind River would consider the quarter in which it reaches three years of cumulative profitability as an example of strong positive evidence, which would suggest that a release of its valuation allowance might be appropriate. The valuation allowance at January 31, 2005, Wind River’s last fiscal year end, was $76.6 million. Wind River estimates that when this valuation allowance is released, approximately $51.4 million will result in an income tax benefit to the statement of operations and approximately $25.2 million relating to stock option exercises and related tax credits will be credited directly to additional paid in capital. Management continues to evaluate the realizability of our deferred tax assets and related valuation allowances on a quarterly basis.

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

Comprehensive income (loss) for the three and six months ended July 31, 2005 and 2004 is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss):	$5,669	$3,344	$7,473	$(459)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	(40)	(93)	183
Unrealized loss on investments	(317)	(927)	(943)	(2,299)
Reclassification adjustment for (gain) loss included in net income (loss)	137	160	262	(265)

Other comprehensive loss:	(190)	(807)	(774)	(2,381)

Total comprehensive income (loss):	$5,479	$2,537	$6,699	$(2,840)

Note 9: Net Income (Loss) Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss):	$5,669	$3,344	$7,473	$(459)
Weighted average common shares outstanding—basic	84,426	81,677	84,068	81,485
Effect of dilutive potential common shares	5,693	3,227	5,569	—

Weighted average common shares outstanding—diluted	90,119	84,904	89,637	81,485

Net income (loss) per share:
Basic	$0.07	$0.04	$0.09	$(0.01)
Diluted	$0.06	$0.04	$0.08	$(0.01)

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million and 6.2 million shares for the three and six months ended July 31, 2005 and 2004, respectively, is anti-dilutive, and is therefore excluded from the above computation. Since Wind River had a net loss for the six months ended July 31, 2004, there is no difference between basic and diluted net loss per share. If Wind River had recorded net income for the six months ended July 31, 2004, it would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 3.3 million shares.

Note 10: Stock Based Compensation Plan

On June 8, 2005, the stockholders of Wind River approved the Wind River Systems, Inc. 2005 Equity Incentive Plan (“The “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. The 2005 Equity Plan will terminate ten years from the date of adoption by the Board. The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan, the 1998 Non-Officer Stock Option Plan and the 1998 Equity Incentive Plan (the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans. A maximum of 6,250,000 shares of Common Stock is available for issuance under the 2005 Equity Plan, plus any shares subject to any outstanding options under the Predecessor Plans that subsequently expire unexercised up to a maximum of an additional 2,500,000 shares.

Note 11: Commitments and Contingencies

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Management believes the outcome of Wind River’s outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River’s business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Quarterly, Wind River reviews the status of each significant matter and assesses our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. As additional information becomes available, Wind River reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations or financial position.

On June 7, 2004, Wind River filed a complaint against Green Hills Software, Inc. (“Green Hills”), a direct competitor, in the Superior Court of California, County of Alameda. The action was transferred to the Superior Court of California, County of Santa Barbara. The subsequently amended complaint requested $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. Green Hills subsequently filed an answer and cross-complaint in that action. On January 18, 2005, Green Hills filed a complaint against Wind River in the United States District Court for the Central District of California alleging, among other things, that Wind River violated antitrust and unfair competition laws by allegedly refusing to license its VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. On June 10, 2005, Wind River and Green Hills entered into a non-monetary settlement agreement regarding the above-described claims. Each party’s request for dismissal without prejudice of its respective complaint or cross-complaint in the above-described state claims was dismissed on June 20, 2005. Green Hill’s request for dismissal without prejudice of its complaint in the above-described federal claims was dismissed on July 7, 2005.

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

Revenue and long-lived asset information by region is presented below:

	Revenues				Long-lived Assets
	Three Months Ended July 31,		Six Months Ended July 31,		As of July 31,	As of Jan 31,
	2005	2004	2005	2004	2005	2005
	(In thousands)
North America (1)	$36,488	$31,174	$70,342	$60,571	$79,510	$80,684
EMEA	14,875	14,761	29,375	27,054	4,294	4,758
Japan	9,611	8,451	18,007	15,335	2,463	2,406
Asia Pacific	5,771	5,052	10,782	9,250	412	337

Total	$66,745	$59,438	$128,506	$112,210	$86,679	$88,185

(1)	Represents revenue and long-lived assets primarily in the United States.

Revenue information on a product, subscription and services basis is presented below:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(In thousands)
Perpetual license revenues	$9,931	$13,493	$21,813	$26,785
Production license revenues	22,887	17,718	41,049	31,190
Subscription revenues	17,982	12,332	34,348	21,837
Maintenance revenues	8,243	9,768	17,002	19,665
Other service revenues	7,702	6,127	14,294	12,733

Total	$66,745	$59,438	$128,506	$112,210

No single customer accounted for more than 10% of Wind River’s total revenues in the three and six months ended July 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “could.” “may.” “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the sections below entitled “—Overview,” “—Liquidity and Capital Resources,”“ —Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including our adoption of an open source strategy, and our shift to an enterprise licensing model, our ability to increase our revenues, our financing plans and capital requirements, our investments, our expenses and tax liability, the effect of recent accounting pronouncements, debt service and principal repayment obligations, cash flows, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Factors that could cause or contribute to such differences include but are not limited to the success of Wind River’s implementation of its new and current business models, products and market strategies, a decline in the rate of adoption of our enterprise license model, the impact of timing on our reported revenue based on our enterprise license model, adoption of our open source strategy, the ability of our customers to sell products that include our software, our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, charges for restructuring and other costs and other risk factors detailed in this Quarterly Report on Form 10-Q and in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (“2005 Form 10-K”), its Quarterly Reports on Form 10-Q and other periodic filings with the Securities and Exchange Commission (“SEC”).

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

Recent Operating Results

Our total revenues were $66.7 million and $59.4 million for the three months ended July 31, 2005 and 2004, respectively, and $128.5 million and $112.2 million for the six months ended July 31, 2005 and 2004, respectively. Our net income was $5.7 million and $3.3 million or a net income of $0.06 and $0.04 per share in the three months ended July 31, 2005 and 2004, respectively. Our net income of $7.5 million and net loss was $0.5 million or a net income of $0.08 and net loss of $0.01 per share for the six months ended July 31, 2005 and 2004, respectively.

Our total deferred revenue increased to $80.0 million at July 31, 2005 from $77.1 million at January 31, 2005, primarily as a result of our growth in subscription deferred revenue. Of the total deferred revenue balance at July 31, 2005 and January 31, 2005, $11.1 million and $11.5 million, respectively, relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $17.5 million and $13.3 million in the six months ended July 31, 2005 and 2004, respectively. We repurchased $12.8 million and $20.0 million of our 3.75% convertible subordinated notes in June 2005 and March 2005, respectively.

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

Results of Operations for the Three and Six Months Ended July 31, 2005 and 2004

Revenues

We recognize revenues from three sources: (1) product revenues, (2) service revenues and (3) subscription revenues, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Subscription revenues consist of revenues from the licensing of products and services under our enterprise licensing model, such as our Wind River Platforms which include items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Product revenues	$32,818	$31,211	49%	52%	$62,862	$57,975	49%	52%
Subscription revenues	17,982	12,332	27	21	34,348	21,837	27	19
Service revenues	15,945	15,895	24	27	31,296	32,398	24	29

Total revenues, net	$66,745	$59,438	100%	100%	$128,506	$112,210	100%	100%

Total revenues increased 12% in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and increased 15% in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. This was primarily due to higher customer demand for our software and hardware, in particular subscription and production license revenues and as a result of an improvement in the overall economy. See “—Factors That May Affect Our Future Results or the Market Price of Our Stock.”

Our product and service revenues, which includes maintenance revenues, have also been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. This has impacted, and will continue to impact, our revenues in the short-term as customers transition to the Wind River Platforms. Deferred revenues declined to $80.0 million at July 31, 2005 from $82.8 million at April 30, 2005, due to seasonality in our business. However, deferred revenues grew by $2.9 million from $77.1 million at January 31, 2005 to $80.0 million at July 31, 2005. We expect deferred revenues to grow sequentially quarter over quarter.

Product Revenues. Product revenues are comprised of perpetual license revenues, including hardware revenues, and production license revenues from perpetual and subscription licensing. The table below sets forth information for such components.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Perpetual license revenues	$9,931	$13,493	15%	22%	$21,813	$26,785	17%	24%
Production license revenues	22,887	17,718	34	30	41,049	31,190	32	28

Total product revenues	$32,818	$31,211	49%	52%	$62,862	$57,975	49%	52%

Perpetual license revenues declined 26% or $3.6 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 19% or $5.0 million in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. This decline was primarily due to the transition to our Wind River Platforms, which are accounted for as subscription revenues and lower hardware revenues. We expect perpetual license revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues increased 29% or $5.2 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 32% or $9.9 million in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. The increases were primarily due to our customers focus in the networking and automotive segments, further improvement in our execution of our revenue assurance program, which includes increased monitoring of customer license compliance and improvement in our customer’s own quarterly reporting processes.

Subscription Revenues. Subscription revenues increased 46% or $5.7 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 57% or $12.5 million in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. These increases in subscription revenues resulted from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model, also known as our subscription model, and increasing volumes of subscription business with these customers. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future. The transition of customers to our enterprise license model will continue to affect the level of our overall revenues because we recognize fees under this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Maintenance revenues	$8,243	$9,768	12%	16%	$17,002	$19,665	13%	18%
Other service revenues	7,702	6,127	12	11	14,294	12,733	11	11

Total service revenues	$15,945	$15,895	24%	27%	$31,296	$32,398	24%	29%

Maintenance revenues declined 16% or $1.5 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 14% or $2.7 million in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. The decline is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee. We expect maintenance revenues will continue to decline as our customers’ continue to transition to our Wind River Platforms. Other service revenues, which consist of professional services and training, increased 26% or $1.6 million in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 12% or $1.6 million in the six months ended July 31, 2005 compared to the six months ended July 31, 2004 primarily due to increased demand. In the three months ended July 31, 2005, we generated $3.1 million in revenue from fixed-price services contracts compared to $1.4 million in the three months ended July 31, 2004 and $5.3 million in the six months ended July 31, 2005 compared to $1.7 million in the six months ended July 31, 2004. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time and materials services contracts are recognized as services are performed.

Revenues by Geography

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
North America	$36,488	$31,174	55%	52%	$70,342	$60,571	55%	54%
EMEA	14,875	14,761	22	25%	29,375	27,054	23	24
Japan	9,611	8,451	14	14%	18,007	15,335	14	14
Asia Pacific	5,771	5,052	9	9	10,782	9,250	8	8

Total revenues, net	$66,745	$59,438	100%	100%	$128,506	$112,210	100%	100%

Revenues from international sales increased by 7% to $30.3 million in the three months ended July 31, 2005 from $28.3 million in the three months ended July 31, 2004 and 13% to $58.2 million in the six months ended July 31, 2005 from $51.6 million in the six months ended July 31, 2004. The overall increase was due to a 1% and 9% increase in revenues from EMEA, a 14% and 17% increase in revenues from Japan, and a 14% and 17% increase in revenues from Asia Pacific, for the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004, respectively. North America increased 17% and 16% in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004. The increases in revenues in each geographic area over these periods resulted primarily from improvements in the overall worldwide economy and in local economies. The impact of foreign exchange rate movements did not have a significant impact on international revenues during the three and six months ended July 31, 2005. International revenues accounted for 45% and 48% of total revenues for the three months ended July 31, 2005 and 2004, respectively, and 45% and 46% of total revenues for the six months ended July 31, 2005 and 2004, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in United States Dollar, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of July 31, 2005	As of Jan. 31, 2005	Dollar Change	Percentage Change
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$43,553	$40,910	$2,643	6%
Maintenance and other	25,367	24,705	662	3

Total current deferred revenues	68,920	65,615	3,305	5%
Long-term deferred revenues:
Subscriptions	10,540	11,067	(527)	(5)%
Maintenance and other	570	425	145	34%

Total long-term deferred revenues	11,110	11,492	(382)	(3)%

Total deferred revenues	$80,030	$77,107	$2,923	4%

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represents the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues include primarily deferred service revenues and maintenance revenues. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

The growth in subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels. The growth in deferred revenues for subscriptions during the six months ended July 31, 2005 corresponds to the 27% increase in subscription revenue for the six months ended July 31, 2005 as compared to the six months ended January 31, 2005. The growth in deferred revenues for maintenance and other during the six months ended July 31, 2005 relates primarily to the additional deferred consulting services revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Product	$1,609	$1,190	2%	2%	$3,231	$2,520	3%	2%
Subscription	2,922	3,151	4	5	5,671	5,485	4	5%
Service	9,675	7,831	14	13	18,485	16,763	14	15%
Amortization of purchased intangibles	131	334	—	—	262	1,321	—	—

Total cost of revenues	$14,337	$12,506			$27,649	$26,089

Gross margin	$52,408	$46,932			$100,857	$86,121
Gross margin percentage	79%	79%			78%	77%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to personnel related costs. During the second quarter of fiscal 2006, we adjusted its method of allocation of certain costs across all revenue types. This re-allocation of costs has no impact on revenues, overall gross margin or net income for any period presented.

Cost of Product. Product-related costs consist primarily of salaries and benefits for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The increase in absolute dollars of cost of product in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was $419,000 and $711,000, respectively. The increase was primarily due to increased hardware costs and manufacturing and distribution costs offset by a decrease in third party royalty costs due primarily to the acquisition of the ScopeTools business unit of Real-Time Operations, Inc. (“RTI”) in the fourth quarter of fiscal 2005 consequently eliminating certain royalty expenses following the acquisition. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries and benefits for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. The decrease in absolute dollars of cost of subscription in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 was $229,000 and the increase in absolute dollars of the cost of subscription to the six months ended July 31, 2005 compared to the six months ended July 31, 2004 was $186,000. Subscription-related maintenance and support service costs were $1.7 million and $3.7 million in the three and six months ended July 31, 2005 compared to $2.0 million and $3.2 million in the three and six months ended July 31, 2004, respectively. Subscription-related production costs were $1.2 million and $2.0 million in the three and six months ended July 31, 2005 compared to $1.2 million and $2.3 million in the three and six months ended July 31, 2004. The increase in absolute dollars in subscription costs in the six months ended July 31, 2005 compared to the six months ended July 31, 2004 was primarily due to the increased allocation of maintenance and support services costs as a result of the related increase of subscription revenue. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Service. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The increase in absolute dollars of cost of service in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was $1.8 million and $1.7 million, respectively. The increase in absolute dollars of service costs in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was primarily due to the increased use of outside consultants for our professional services business of $1.1 million and $1.4 million, respectively. The increase in service costs as a percentage of service revenues in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was primarily related to the allocation of professional service costs to cost of subscription. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was due to a lower amortizable base of purchased intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $2.1 million in completed technology which is expected be amortized to cost of revenue over a four-year period.

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

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Selling and marketing	$23,973	$22,625	6%	$48,170	$43,584	11%
As a percentage of net revenues	36%	38%		37%	39%

The increase in absolute dollars of selling and marketing expenses in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was $1.3 million and $4.6 million, respectively. In the three months ended July 31, 2005 compared to the three months ended July 31, 2004, salaries and related fringe benefit costs increased by $550,000 due to increased headcount in the sales organization, advertising increased by $395,000, due to increased investment in marketing expenditures to strengthen the Wind River brand and bad debt expense increased by $387,000. In the six months ended July 31, 2005 compared to the six months ended July 31, 2004, salaries and related fringe benefit costs increased by $1.5 million due to increased headcount in the sales organization and sales commissions of $1.1 million due to the increase in revenue. In addition, advertising increased by $1.1 million, due to increased investment in marketing expenditures to strengthen the Wind River brand, bad debt expense increased by $607,000 and travel expense increased by $586,000. Selling and marketing costs declined as a percentage of revenues for the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004, due to the fixed elements of selling and maintenance costs being spread over a higher revenue base. We expect an increase in selling and marketing expenses in absolute dollars in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Product development and engineering	$16,895	$14,215	19%	$33,669	$29,331	15%
As a percentage of net revenues	25%	24%		26%	26%

The increase in absolute dollars of product development and engineering expenses in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was $2.7 million and $4.3 million, respectively. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. Salaries and related fringe benefit costs increased by $675,000, external consultant costs increased by $547,000 and facility and information technology allocation costs increased by $167,000 during the three months ended July 31, 2005 compared to the three months ended July 31, 2004. These increases were offset by a decrease in engineering incentive program expense of $336,000 in the three months ended July 31, 2005. Salaries and related fringe benefit costs increased due to increased headcount by $2.9 million and external consultant costs increased by $1.2 million during the six months ended July 31, 2005 compared to the six months ended July 31, 2004. These increases were offset by a decrease of $795,000 in engineering incentive program expense in the six months ended July 31, 2005. Additionally, we received $100,000 and $1.4 million in the three months ended July 31, 2005 and 2004, respectively, and $1.1 million and $2.0 million in the six months ended July 31, 2005 and 2004, respectively, of funded research and development which offset our gross research and development expenses. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
General and administrative	$5,448	$5,189	5%	$11,032	$10,399	6%
As a percentage of net revenues	8%	9%		9%	9%

The increase in absolute dollars of general and administrative expenses in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was $259,000 and $633,000, respectively. The increase was primarily due to an increase in external consultant costs of $960,000 related to various information technology projects expenses offset by a decrease in facility and information technology allocation costs of $466,000 in the three months ended July 31, 2005 compared to the three months ended July 31, 2004. Legal expenses increased $740,000 in the six months ended July 31, 2005 compared to six months ended July 31, 2004 primarily due to outside counsel fees associated with legal proceedings and claims. We believe that general and administrative expenses will increase modestly in the short-term. We do expect an increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Amortization of other intangibles	$24	$126	(81)%	$47	$297	(84)%
As a percentage of net revenues	—%	—%		—%	—%

The decrease in amortization of other intangibles for the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004 was due to a lower amortizable base of other intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $400,000 in other intangible assets, which are being amortized to operating expenses over a two to seven year period.

Restructuring Charges. As a result of decisions undertaken regarding the cost structure of its business, beginning in fiscal 2002, we implemented restructuring plans that were designed to align its anticipated revenues more closely with its cost structure. In connection with the restructuring programs, we recorded net restructuring charges of $237,000 and $819,000 during the three months ended July 31, 2005 and 2004, respectively, and $422,000 and $2.1 million during the six months ended July 31, 2005 and 2004, respectively. During the three and six months ended July 31, 2005, we recorded additional charges under SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) associated with the restructuring program undertaken in the last quarter of fiscal 2005 and eliminated an aggregate of four positions. Additionally, during the six months ended July 31, 2005, we recorded a charge associated with employee litigation as a result of previous restructurings and revised estimates downward for actual experience in the amount of $255,000 in employee-related items, including outplacement fee and judgments rendered in employee litigation matters and $145,000 in excess facilities. These costs have been classified as operating expenses. Our restructuring programs for the three and six months ended July 31, 2005 and 2004 have been accounted for in accordance with SFAS No. 146. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of July 31, 2005, our restructuring liabilities related to our prior restructuring programs totaled approximately $908,000. The following table summarizes our restructuring liabilities as of July 31, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	592	—	230	822
Reversals	(116)	(145)	(139)	(400)

Total charges	476	(145)	91	422

Cash payments	(377)	(182)	(359)	(918)

Restructuring liabilities as of July 31, 2005	$345	$79	$484	$908

We expect the workforce reductions and consolidation of excess facilities to be paid out by the end of fiscal 2006.

Goodwill. We account for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $92.0 million at both July 31, 2005 and January 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment was performed during this fiscal quarter. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for fiscal 2006 compared to 17% for fiscal 2005, were determined using our best estimates as of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired at June 30, 2005, as the fair value of the reporting unit exceeded its carrying value, including goodwill. The reduction in goodwill between January 31, 2005 and July 31, 2005 of $30,000 is related to an adjustment to the purchase price associated with the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005.

Other Income (Expense)

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Interest income	$1,470	$1,646	2%	3%	$2,973	$3,353	2%	3%
Interest expense	(749)	(1,798)	(1)	(3)	(1,884)	(3,657)	(1)	(3)
Other income (expense), net	(362)	(212)	(1)	(1)	(226)	342	—	—

Total other income (expense)	$359	$(364)	—%	(1)%	$863	$38	1%	—%

Interest Income. Interest income declined 11% or $176,000, in the three months ended July 31, 2005 compared to the three months ended July 31, 2004, and 11% or 380,000, in the six months ended July 31, 2005 compared to the six months ended July 31, 2004. The decrease in interest income was primarily due to lower invested balances. The average yield for the three months ended July 31, 2005 was 3.34% compared to 2.71% for the three months ended July 31, 2004, and 3.38% in the six months ended July 31, 2005 compared to 2.70% for the six months ended July 31, 2005. Total cash and cash equivalents, and investments totaled $187.3 million and $236.9 million as of July 31, 2005 and July 31, 2004, respectively.

Interest Expense. Interest expense decreased by 58% or $1.0 million, in the three months ended July 31, 2005 as compared to the three months ended July 31, 2004, and 48% or $1.8 million, in the six months ended July 31, 2005 as compared to the six months ended July 31, 2004. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In March 2005, we repurchased $20.0 million of our convertible subordinated notes and as a result, recorded a $312,000 expense related to premium paid and the related acceleration of expense of bond issuance costs. In June 2005, we repurchased an additional $12.8 million of our convertible subordinated notes and as a result, recorded an $89,000 expense related to discount and the related acceleration of expense of bond issuance costs.

Other Income (Expense), Net. Other income (expense) decreased by $150,000 and $568,000 in the three and six months ended July 31, 2005 compared to the three and six months ended July 31, 2004, respectively. Other income (expense) includes dividends received of $311,000 and $138,000 in the six months ended July 31, 2005 and 2004, respectively, and a gain on sale of equity investments of $375,000 for the six months ended July 31, 2004.

Provision For Income Taxes.

We recorded a tax provision of $521,000 and $250,000 for the three months ended July 31, 2005 and 2004, respectively, and $907,000 and $950,000 for the six months ended July 31, 2005 and 2004, respectively. We realized tax benefits of $364,000 and $1.0 million for the three months ended July 31, 2005 and 2004, respectively, due to the finalization of foreign tax audits. Our quarterly tax provision is based on estimates of its expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. Our effective tax rate is lower than the statutory rate due to a number of factors, including various tax attributes such as net operating losses and tax credits. Our tax rate may also vary based on its results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which it operates.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, we determined that it is more likely than not that its deferred tax assets in the remaining jurisdictions will not be realized, due primarily to uncertainties related to the Company’s ability to utilize its net operating losses carried forward and foreign tax credits, before they expire. Accordingly, we recorded a deferred tax asset of $635,000 and $682,000 in Germany and a full valuation allowance against the remainder of its deferred tax assets at July 31, 2005 and January 31, 2005.

Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to our deferred tax assets would cause a material increase to income in the period such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Factors that we must consider in making this determination includes all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items. As a guide, we would consider the quarter in which we reach three years of cumulative profitability as an example of strong positive evidence, which would suggest that a release of our valuation allowance might be appropriate. The valuation allowance at January 31, 2005, our last fiscal year end, was $76.6 million. We estimate that when this valuation allowance is released, approximately $51.4 million will result in an income tax benefit to the statement of operations and approximately $25.2 million relating to stock option exercises and related tax credits will be credited directly to additional paid in capital. Management continues to evaluate the realizability of our deferred tax assets and related valuation allowances on a quarterly basis.

Liquidity and Capital Resources

As of July 31, 2005, we had working capital of approximately $29.9 million, and cash, cash equivalents and investments of approximately $187.3 million, which included $24.3 million of cash and cash equivalents, $41.9 million of short-term investments and $121.1 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below:

	Six Months Ended July 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$17,467	$13,339
Net cash provided by investing activities	5,350	9,771
Net cash provided by (used in) financing activities	(20,396)	(32,328)

Operating activities primarily include the net income or loss for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the six months ended July 31, 2005, our operating activities provided net cash of $17.5 million compared to $13.3 million in the six months ended July 31, 2004.

Net cash provided by operating activities for the six months ended July 31, 2005, consisted of cash provided by operations of $14.1 million and an increase in cash of $3.4 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $9.8 million was primarily due to strong cash collections and lower business levels compared to the fourth quarter of fiscal 2005, due to seasonality in our business and the increase in deferred revenue of $4.7 million was due primarily to the further customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year. These increases to cash provided by operations were offset by decreases in accrued liabilities and accrued compensation of $4.2 million and $3.6 million, respectively.

Net cash provided by operating activities for the six months ended July 31, 2004, consisted of cash provided by operations of $7.2 million and an increase in cash of $6.1 million arising from changes in assets and liabilities. The decrease in accounts receivable, net, of $3.3 million was primarily due to strong cash collections and the increase in deferred revenue of $5.7 million was due primarily to the customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model.

Cash from operations includes net income of $7.5 million and net loss of $459,000 offset primarily by depreciation and amortization (including amortization of bond issuance costs) of $4.9 million and $6.8 million in the six months ended July 31, 2005 and 2004, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $5.4 million and $9.8 million in the six months ended July 31, 2005 and July 31, 2004, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $3.2 million and $2.4 million for the six months ended July 31, 2005 and 2004, respectively. The majority of the change in the periods was related to activity with our investments. During the six months ended July 31, 2004, the net decrease in our restricted investments was due to the release of the restricted investments that had been held as collateral for our facility term loan.

Our financing activities used net cash of $20.4 million and $32.3 million in the six months ended July 31, 2005 and 2004, respectively. During the six months ended July 31, 2005, and 2004, we received $12.4 million and $7.7 million respectively, from the issuance of common stock from employee stock option exercises. Additionally, in the six months ended July, 2005, we repurchased $32.8 million of the convertible subordinated notes for a total cash outlay of $32.8 million. Additionally, in the six months ended July, 2004, we repaid the entire balance of $40.0 million of our term loan.

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

During fiscal 2005, we repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, we expensed $1.0 million in unamortized bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million.

In March 2005, we repurchased an additional $20.0 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $20.1 million. We expensed $257,000 in unamortized bond issuance costs, resulting in a total recognized loss on the additional repurchase of $312,000.

In June 2005, we repurchased an additional $12.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $12.8 million. We expensed $153,000 in unamortized bond issuance costs, resulting in a total recognized loss on the repurchase of $89,000. As of July 31, 2005, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

Contractual Obligations

As of July 31, 2005, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$42,151	$—	$42,151	$—	$—
Contractual interest on convertible subordinated notes	2,371	790	1,581	—	—
Operating leases	19,582	1,807	6,131	3,820	7,824

	$64,104	$2,597	$49,863	$3,820	$7,824

(1)	Consists of $42.2 million, 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.
(2)	For the six months ended January 31, 2006.

In fiscal 2005, we implemented the first phase of the next version of our enterprise resource planning system. In connection with the implementation, we incurred an aggregate of $3.9 million of external costs in fiscal 2005. Of these costs, $2.5 million were capitalized during fiscal 2005. In addition, $450,000 remaining outstanding at January 31, 2005, was paid in the three months ended April 30, 2005. In fiscal 2006, we began implementing the second phase of this enterprise resource planning system. In connection with the implementation, we have incurred approximately $281,000 in external consulting costs during the three months ended July 31, 2005, and we expect to incur an additional $519,000 during the remainder of fiscal 2006.

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

Off-Balance Sheet Arrangements

As of July 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

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

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-01”) effective for the first reporting period beginning after June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Companies are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FASB Staff Position EITF 03-01, which defers the effective date for recognition and measurement guidance contained in EITF 03-01 until certain issues are resolved. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004, which were presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. We will evaluate the additional provisions of this EITF upon its finalization.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

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

We may not be able to increase adoption of our enterprise license model.

An increasing proportion of our products are licensed under an enterprise license model that is based upon subscription licenses rather than our traditional perpetual licenses. There is a risk that we will not be able to increase our rate of adoption by new or transitioning customers to our subscription-based model, that customers may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. In addition, although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the term.

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

The adoption of a subscription-based license model in late fiscal 2004 has impacted the timing of our reported revenues. Under the enterprise license model revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our subscription-based products. The impact on near-term and deferred revenues will continue to depend on the rate at which customer’s adoption or transition from our perpetual model to our enterprise license model. In addition, an increase in the number of subscription license renewals on multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

Because a significant portion of our revenues continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our production license revenues increased 29% in the three months ended July 31, 2005 compared to the three months ended July 31, 2004 and 32% in the six months ended July 31, 2005 compared to the six months ended July 31, 2004, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have adopted an open source strategy that may not be successful or may expose us to additional risks.

We have adopted a strategy to address the open source market, and accordingly we have released a development tool product and two platform products based on Linux, and have also announced our plans to release other platform products based on open source. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and operating results. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our operating results and revenues include:

•	acceptance by our customers of our Wind River Platforms;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political, legal, regulatory and other conditions in the United States and internationally;

•	foreign currency exchange rates; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, stock appreciation rights or any other stock-based awards.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development were $16.9 million, or 25% of total revenues, for the three months ended July 31, 2005, compared to $14.2 million, or 24% of total revenues, for the three months ended July 31, 2004, and were $33.7 million, or 26% of total revenues, for the six months ended July 31, 2005, compared to $29.3 million, or 26% of total revenues, for the six months ended July 31, 2004. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For the three and six months ended July 31, 2005, revenues from international sales were $30.3 million, or 45% of total revenues, and 58.2 million, or 48% of total revenues, respectively, as compared to $28.3 million, or 48% of total revenues, and $51.6 million, or 46% of total revenues for the three and six months ended July 31, 2004. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long-term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In each of fiscal 2002, through 2005, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,198 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $237,000 and $819,000 million in the three months ended July 31, 2005 and 2004 respectively, and $422,000 and $2.1 million in the six months ended July 31, 2005 and 2004, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to long-term profitability as a result of our restructuring plans.

If we are not able to comply with the certification and attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended January 31, 2006, we may not be able to timely and accurately report our financial results and the price of our common stock may be adversely affected.

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

The Financial Accounting Standards Board’s adoption of SFAS No. 123R will cause, and changes to existing accounting pronouncements or taxation rules or practices may affect our reported results of operations or how we conduct our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during the quarter ended July 31, 2005, our stock had a high sales price of $17.68 and a low sales price of $12.73. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

As of July 31, 2005, we had $42.2 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of July 31, 2005, we had cash and cash equivalents of $24.3 million, short-term investments of $41.9 million and investments with maturities of greater than one year of $121.1 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other non-functional accounts receivable and cash balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of July 31, 2005, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	2,500,000	10,300,000	55,000,000	5,200,000	15,000,000
Rate:	0.5689	0.8223	112.46	1.2296	7.7317
USD Equivalent:	$4,394,500	$12,525,830	$489,063	$4,229,018	$1,940,065
Maturity Date:	8/31/05	8/31/05	8/31/05	8/31/05	8/31/05

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2005, the fair value of the above contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2005. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2005 Form 10-K for the fiscal year ended January 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2004, Wind River filed a complaint against Green Hills, a direct competitor of ours, in the Superior Court of California, County of Alameda. The action was transferred to the Superior Court of California, County of Santa Barbara. The subsequently amended complaint requested $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. Green Hills subsequently filed an answer and cross-complaint in that action. On January 18, 2005, Green Hills filed a complaint against Wind River in the United States District Court for the Central District of California alleging, among other things, that Wind River violated antitrust and unfair competition laws by allegedly refusing to license our VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. On June 10, 2005, Wind River and Green Hills entered into a non-monetary settlement agreement regarding the above-described claims. Each party’s request for dismissal without prejudice of its respective complaint or cross-complaint in the above-described state claims were dismissed on June 20, 2005. Green Hill’s request for dismissal without prejudice of its complaint in the above-described federal claims was dismissed on July 7, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 8, 2005, the following matters were submitted to a vote of the security holders:

(1)	To elect the following individuals to serve as directors of Wind River:

Name	Votes For	Votes Withheld
John C. Bolger	77,893,046	1,525,852
William B. Elmore	75,115,475	4,303,423
Jerry L. Fiddler	74,923,505	4,495,393
Narendra K. Gupta	76,484,135	2,934,763
Grant M. Inman	74,705,800	4,713,098
Harvey C. Jones	78,493,875	925,023
Kenneth R. Klein	76,781,906	2,636,992
Standish O’Grady	76,262,988	3,155,910

(2)	To approve Wind River’s adoption of the 2005 Equity Incentive Plan:

For	Against	Abstain
38,141,473	16,835,827	96,077

(3)	To ratify the selection of PricewaterhouseCoopers, LLP as Wind River’s independent registered public accounting firm:

For	Against	Abstain
77,255,423	2,121,308	42,167

ITEM 5. OTHER INFORMATION

On July 13, 2005, Michel W. Zellner, our Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary, adopted a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

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

Dated: September 9, 2005
	By:	/s/ Michael W. Zellner
Michael W. Zellner
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary