Form 10-Q
period 2005-10-31
WIND RIVER SYSTEMS INC
filed 2005-12-12
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

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

As of November 30, 2005, there were 84,948,280 shares of the registrant’s common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share amount)
Revenues, net:
Product	$31,445	$32,230	$94,307	$90,205
Subscription	18,450	12,387	52,798	34,224
Service	17,712	15,378	49,008	47,776

Total revenues, net	67,607	59,995	196,113	172,205

Cost of revenues:
Product	1,957	1,690	5,188	4,210
Subscription	2,939	2,876	8,610	8,361
Service	10,119	7,581	28,604	24,344
Amortization of purchased intangibles	133	309	395	1,630

Total cost of revenues	15,148	12,456	42,797	38,545

Gross profit	52,459	47,539	153,316	133,660

Operating expenses:
Selling and marketing	23,418	23,038	71,588	66,622
Product development and engineering	16,193	15,010	49,862	44,341
General and administrative	5,613	5,324	16,645	15,723
Amortization of other purchased intangibles	23	230	70	527
Restructuring charges	765	313	1,187	2,370
Impairment of assets	313	—	313	—

Total operating expenses	46,325	43,915	139,665	129,583

Income from operations	6,134	3,624	13,651	4,077
Other income (expense):
Interest income	1,523	1,629	4,496	4,982
Interest expense	(616)	(1,768)	(2,500)	(5,560)
Other income (expense), net	(239)	(531)	(465)	(54)

Total other income (expense)	668	(670)	1,531	(632)

Income before provision for income taxes	6,802	2,954	15,182	3,445
Provision for income taxes	1,071	690	1,978	1,640

Net income	$5,731	$2,264	$13,204	$1,805

Net income per share:
Basic	$0.07	$0.03	$0.16	$0.02

Diluted	$0.06	$0.03	$0.15	$0.02

Shares used in per share calculation:
Basic	85,016	82,391	84,415	81,909

Diluted	89,408	86,290	89,606	85,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31, 2005	January 31, 2005
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$36,430	$22,312
Short-term investments	43,715	24,605
Accounts receivable, net	54,334	62,266
Prepaid and other current assets	12,054	12,504

Total current assets	146,533	121,687
Investments	117,884	147,877
Property and equipment, net	78,652	79,771
Goodwill	91,991	92,021
Other intangibles, net	2,020	2,484
Other assets	7,857	8,414

Total assets	$444,937	$452,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,930	$3,328
Accrued liabilities	11,847	16,205
Accrued restructuring costs	1,337	1,404
Accrued compensation	16,599	19,210
Income taxes payable	2,262	2,512
Deferred revenues	74,362	65,615

Total current liabilities	108,337	108,274
Convertible subordinated notes	42,151	75,000
Long-term deferred revenues	13,428	11,492
Other long-term liabilities	2,680	1,543

Total liabilities	166,596	196,309

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued or outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 86,876 and 85,128 shares issued as of October 31, 2005 and January 31, 2005, respectively; 84,866 and 83,366 shares outstanding as of October 31, 2005 and January 31, 2005, respectively	87	85
Additional paid-in-capital	784,012	769,953
Treasury stock, 2,010 and 1,762 shares at cost as of October 31, 2005 and January 31, 2005, respectively	(36,154)	(31,972)
Accumulated other comprehensive loss	(6,308)	(5,621)
Accumulated deficit	(463,296)	(476,500)

Total stockholders’ equity	278,341	255,945

Total liabilities and stockholders’ equity	$444,937	$452,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$13,204	$1,805
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,209	9,069
Amortization of bond issuance costs	263	804
Non-cash compensation, including 401(k) match	1,334	1,378
Realized loss from repurchase of convertible subordinated notes	401	—
Realized loss (gain) from sales of available-for-sale securities	321	(185)
Non-cash restructuring charge	446	184
Impairment of assets	313	—
Changes in assets and liabilities:
Accounts receivable	6,460	(7,088)
Accounts payable	(1,350)	(1,386)
Accrued restructuring costs	(513)	(1,157)
Accrued liabilities	(4,092)	5,133
Accrued compensation	(2,217)	2,642
Income taxes payable	(250)	(429)
Deferred revenues	12,493	18,444
Other assets and liabilities	(207)	(2,610)

Net cash provided by operating activities	33,815	26,604

Cash flows from investing activities:
Acquisitions of property and equipment, net	(4,696)	(4,136)
Capitalized software development costs	—	(449)
Purchase of investments	(33,705)	(158,293)
Sales of investments	13,894	53,611
Maturities of investments	29,578	66,895
Release of restricted investments	—	45,167

Net cash provided by investing activities	5,071	2,795

Cash flows from financing activities:
Issuance of common stock	13,540	12,882
Repurchase of convertible subordinated notes	(32,840)	—
Acquisition of treasury stock	(4,995)	—
Repayment related to term loan	—	(40,000)

Net cash used in financing activities	(24,295)	(27,118)

Effect of exchange rate changes on cash and cash equivalents	(473)	61

Net increase in cash and cash equivalents	14,118	2,342
Cash and cash equivalents at beginning of period	22,312	32,254

Cash and cash equivalents at end of period	$36,430	$34,596

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

Basis of Presentation. Wind River has prepared the unaudited condensed consolidated financial statements included herein, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 filed with the SEC on April 18, 2005.

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2006. During fiscal 2006, Wind River adjusted its method of allocation of certain costs across all revenue types. This re-allocation of costs has no impact on revenues, overall gross margin or net income for any period presented. Certain other insignificant amounts have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for but not limited to, the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, income taxes and deferred taxes and associated valuation allowances, revenue recognition, accrued compensation, stock-based compensation and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates and could affect future operating results.

Stock-Based Compensation. Wind River issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. Wind River accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Wind River applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure —an Amendment of SFAS No. 123.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases under the employee stock purchase programs are amortized over the six-month purchase period.

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

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants made during the three and nine months ended October 31, 2005 and 2004:

	Three and Nine Months Ended October 31,
	2005	2004
Risk free interest rate	4.48%	3.10%
Expected volatility	74.5%	81.8%
Expected option life (in years)	3.55	4.06
Expected dividends	—	—

The weighted average fair value per share of employee options granted during the three months ended October 31, 2005 and 2004 was $7.01 and $7.18, respectively, and the weighted average fair value per share of options granted during the nine months ended October 31, 2005 and 2004 was $7.61 and $6.13, respectively.

The fair value of employees’ stock purchase rights under Wind River’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases made during the three and nine months ended October 31, 2005 and 2004:

	Three and Nine Months Ended October 31,
	2005	2004
Risk free interest rate	3.37%	1.91%
Expected volatility	48.1%	56.8%
Expected option life (in years)	0.5	0.5
Expected dividends	—	—

The weighted average fair value of the common stock purchase rights granted under the Purchase Plan during both the three and nine months ended October 31, 2005 was $4.55, as compared to a weighted average fair value of $3.60 per share during both the three and nine months ended October 31, 2004.

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123 as amended by SFAS No. 148, Wind River’s net income (loss) and net income (loss) per share for the three and nine months ended October 31, 2005 and 2004 would have been as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income:
As reported	$5,731	$2,264	$13,204	$1,805
Less: Stock-based compensation expense determined under fair-value-based method for all awards	5,165	4,781	16,168	12,443

Pro forma net income (loss)	$566	$(2,517)	$(2,964)	$(10,638)

As reported net income per share:
Basic	$0.07	$0.03	$0.16	$0.02
Diluted	$0.06	$0.03	$0.15	$0.02

Pro forma net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.04)	$(0.13)
Diluted	$0.01	$(0.03)	$(0.04)	$(0.13)

The pro forma amounts include compensation expense related to employee stock option grants and stock purchase rights. The effects of applying SFAS No. 123 on pro forma disclosures of net income (loss) per share in the three and nine months ended October 31, 2005 and 2004 may not be representative of the pro forma effects on net income (loss) per share in future fiscal periods. See Recent Accounting Pronouncements below.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. Wind River currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under Wind River’s employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, Wind River will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for Wind River’s consolidated financial statements is the first quarter of fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R.

Upon adoption of SFAS No. 123R and SAB 107, these statements will have a significant impact on Wind River’s consolidated financial statements, specifically its statement of operations and earnings per share on a quarterly and annual basis, as Wind River will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R and SAB 107. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed based on changes in the fair value of Wind River’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, Wind River may choose to use a different valuation model to value the compensation expense associated with its employee stock options.

In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), that are impaired at the balance sheet date but for which an other-than- temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 and 124-1 are effective on a prospective basis for other-than-temporary impairments on certain investments in reporting periods beginning after December 15, 2005. EITF 03-1 was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1 and 124-1. Wind River has complied with its disclosure requirements, which were presented in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. Wind River does not anticipate that the adoption of FSP 115-1 and 124-1 will have a material impact on its results of operations, cash flows, or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No.154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Wind River does not believe adoption of SFAS No. 154 will have a material effect on Wind River’s results of operations, cash flows, or financial position.

Note 2: Derivative Financial Instruments

Wind River may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Wind River’s ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2005, Wind River had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	1,800,000	11,400,000	130,000,000	600,000	18,000,000
Rate:	0.5603	0.8205	115.05	1.1767	7.7995
USD Equivalent:	$3,212,640	$13,893,180	$1,129,944	$509,914	$2,307,840
Maturity Date:	11/30/2005	11/30/2005	11/30/2005	11/30/2005	11/30/2005

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2005, the fair value of the above contracts was not significant.

Note 3: Deferred Revenues

Deferred revenues consist of the following:

	As of October 31, 2005	As of January 31, 2005
	(In thousands)
Current deferred revenues:
Subscription	$46,611	$40,910
Maintenance and other	27,751	24,705

Total current deferred revenues	74,362	65,615
Long-term deferred revenues:
Subscription	12,583	11,067
Maintenance and other	845	425

Total long-term deferred revenues	13,428	11,492

Total deferred revenues	$87,790	$77,107

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues include primarily deferred service revenues and maintenance revenues. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not disaggregated from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Note 4: Restructuring Charges and Impairment of Assets

During the three and nine months ended October 31, 2005, Wind River recorded additional restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), associated with the elimination of seven and eleven positions, respectively, primarily in the area of engineering, totaling $214,000 and $806,000, respectively. In addition, during both the three and nine months ended October 31, 2005, Wind River completed a transaction to sublease a portion of its facilities in Swindon, U.K. In accordance with SFAS No. 146, Wind River recorded a restructuring charge of $446,000 related to the estimated loss from the sublease, net of expected sublease income. During the nine months ended October 31, 2005, Wind River recorded a charge of $379,000 associated with employee litigation as a result of previous restructurings and revised estimates downward for actual experience in the amount of $145,000 associated with excess facilities and $299,000 for employee-related items, including outplacement fee and judgments rendered in employee litigation. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) Wind River also recorded an impairment charge of $313,000 related to the Swindon leasehold improvements. These costs have been classified as operating expenses. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of October 31, 2005, Wind River’s total restructuring liabilities related to its restructuring programs totaled approximately $1.3 million. The following table summarizes Wind River’s restructuring liabilities as of October 31, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	806	—	379	1,185
Non cash charges	—	446	—	446
Reversals	(160)	(145)	(139)	(444)

Total charges	646	301	240	1,187

Cash payments	(568)	(261)	(414)	(1,243)
Non-cash write-offs	—	(11)	—	(11)

Restructuring liabilities as of October 31, 2005	$324	$435	$578	$1,337

Wind River expects the workforce reductions to be paid out by the second quarter of fiscal 2007 and consolidation of excess facilities to be paid out by the third quarter of fiscal 2012. The other restructuring liability as at October 31, 2005 relates primarily to ongoing employee litigation.

Note 5: Goodwill

Wind River accounts for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $92.0 million at both October 31, 2005 and January 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment was performed during the second quarter of fiscal 2006. The primary methods used to determine the fair values for SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for fiscal 2006 compared to 17% for fiscal 2005, were determined using Wind River’s best estimates as of the impairment review. Wind River completed its evaluation under both methods and concluded that goodwill was not impaired at June 30, 2005, as the fair value of the reporting unit exceeded its carrying value, including goodwill. There were no events or circumstances from the date of the annual impairment assessment through October 31, 2005 that indicated a further assessment was necessary. The reduction in goodwill between January 31, 2005 and October 31, 2005 of $30,000 is related to an adjustment to the purchase price associated with the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005.

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

During fiscal 2005, Wind River repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, Wind River expensed $1.0 million in related bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million.

In March 2005, Wind River repurchased an additional $20.0 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $20.1 million. Wind River expensed $257,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $312,000.

In June 2005, Wind River repurchased an additional $12.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $12.8 million, purchased at a nominal discount. Wind River expensed $153,000 in related bond issuance costs, resulting in a total recognized loss on the repurchase of $89,000. As of October 31, 2005, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

Note 7: Provision for Income Taxes

Wind River recorded a tax provision of $1.1 million and $690,000 for the three months ended October 31, 2005 and 2004, respectively, and $2.0 million and $1.6 million for the nine months ended October 31, 2005 and 2004, respectively. The Company realized net tax benefits of approximately $101,000 and $715,000 for the nine months ended October 31, 2005 and 2004, respectively, due primarily to the finalization of foreign tax audits. Wind River’s quarterly tax provision is based on estimates of its expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. The Company’s effective tax rate is lower than the statutory rate due to a number of factors, including the utilization of various tax attributes not previously benefited such as net operating losses and tax credits. Wind River’s tax rate may also vary based on its results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which it operates.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, Wind River has determined that it is more likely than not that its deferred tax assets in the remaining jurisdictions will not be realized, due primarily to uncertainties related to the Company’s ability to utilize its net operating losses carried forward and foreign tax credits, before they expire. Accordingly, Wind River has recorded a deferred tax asset of $631,000 and $682,000 related to its Germany subsidiary and a full valuation allowance against the remainder of its deferred tax assets at October 31, 2005 and January 31, 2005, respectively.

Should Wind River determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to its deferred tax assets would cause a material increase to income in the period such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. In the third quarter of fiscal 2006, Wind River considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a partial or full release of its valuation allowance was required. Wind River concluded that a release of its valuation allowance was not yet appropriate.

The valuation allowance at January 31, 2005, Wind River’s last fiscal year end, was $76.6 million. Wind River estimates that when this valuation allowance is released, approximately $51.4 million will result in an income tax benefit to the statement of operations and approximately $25.2 million relating to stock option exercises and related tax credits will be credited directly to additional paid in capital. Wind River will continue to evaluate the realizability of our deferred tax assets and related valuation allowances on a quarterly basis.

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

Comprehensive income (loss) for the three and nine months ended October 31, 2005 and 2004 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands)
Net income:	$5,731	$2,264	$13,204	$1,805
Other comprehensive income (loss):
Foreign currency translation adjustments	201	167	108	350
Unrealized gain (loss) on investments	(173)	209	(1,116)	(2,090)
Reclassification adjustment for (gain) loss included in net income	59	80	321	(185)

Other comprehensive income (loss):	87	456	(687)	(1,925)

Total comprehensive income (loss):	$5,818	$2,720	$12,517	$(120)

Note 9: Net Income Per Share Computation

In accordance with SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income per share computation is presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands)
Net income:	$5,731	$2,264	$13,204	$1,805
Weighted average common shares outstanding—basic	85,016	82,391	84,415	81,909
Effect of dilutive potential common shares	4,392	3,899	5,191	3,503

Weighted average common shares outstanding—diluted	89,408	86,290	89,606	85,412

Net income per share:
Basic	$0.07	$0.03	$0.16	$0.02
Diluted	$0.06	$0.03	$0.15	$0.02

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million and 6.2 million shares for the three and nine months ended October 31, 2005 and 2004, respectively, is anti-dilutive, and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive options. For the three months ended October 31, 2005 and 2004, the number of anti-dilutive options, as calculated based on the weighted average closing price of our common stock for the period, amounted to approximately 1.5 million and 2.1 million shares, respectively. For the nine months ended October 31, 2005 and 2004, the number of anti-dilutive options amounted to approximately 1.1 million and 2.1 million shares, respectively.

Note 10: Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, Wind River may, but is not required to, purchase up to $30.0 million of Wind River common stock over a period of two years, of which 958,500 shares of Wind River’s common stock at an aggregate purchase price of approximately $4.6 million were repurchased in fiscal 2003. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). In the three months ended October 31, 2005, Wind River repurchased 408,700 shares of Wind River’s common stock for an aggregate total purchase price of approximately $5.0 million with the repurchased shares being recorded as Treasury Stock. For the nine months ended October 31, 2005, the share repurchase program provided 160,658 shares for issuance to employees in June 2005 under the ESPP yielding total proceeds of approximately $1.9 million.

Note 11: Stock Based Compensation Plan

On June 8, 2005, the stockholders of Wind River approved the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. The 2005 Equity Plan will terminate ten years from the date of adoption by the Board. The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan, the 1998 Non-Officer Stock Option Plan and the 1998 Equity Incentive Plan (the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans. A maximum of 6,250,000 shares of Common Stock are available for issuance under the 2005 Equity Plan, plus any shares subject to any outstanding options under the Predecessor Plans that subsequently expire unexercised up to a maximum of an additional 2,500,000 shares.

Note 12: Commitments and Contingencies

Litigation

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. Management believes the outcome of Wind River’s outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River’s business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Quarterly, Wind River reviews the status of each significant matter and assesses our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. As additional information becomes available, Wind River reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Such revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations, cash flows, or financial position.

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

Guarantees

In the normal course of business, Wind River may agree to indemnify its customers against legal claims that Wind River’s software products infringe certain third-party intellectual property rights. In the event of such a claim, Wind River is generally obligated to defend its customer against the claim and to either settle the claim at Wind River’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, Wind River may agree to refund the cost of the software. To date, Wind River has not been required to make any payment resulting from infringement claims asserted against our customers. In a limited number of circumstances, Wind River may also agree to indemnify customers against legal claims that open source software, which is included in certain Wind River products, infringes upon certain third-party intellectual property rights. These guarantees are recorded at their fair value; however, to date the value of these guarantees has not been significant. Some agreements may not limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Wind River, if any, under these agreements have not had a material impact on Wind River’s consolidated results of operations, cash flows, or financial position.

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

Revenue and long-lived asset information by region is presented below:

	Revenues				Long-lived Assets
	Three Months Ended October 31,		Nine Months Ended October 31,		As of Oct. 31,	As of Jan. 31,
	2005	2004	2005	2004	2005	2005
	(In thousands)
North America (1)	$37,220	$33,268	$107,562	$93,839	$79,554	$80,684
EMEA	15,478	13,155	44,853	40,209	4,183	4,758
Japan	9,438	9,481	27,445	24,816	2,356	2,406
Asia Pacific	5,471	4,091	16,253	13,341	416	337

Total	$67,607	$59,995	$196,113	$172,205	$86,509	$88,185

(1)	Represents revenue and long-lived assets primarily in the United States.

Revenue information on a product, subscription and services basis is presented below:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(In thousands)
Perpetual license revenues	$11,440	$12,221	$33,253	$39,006
Production license revenues	20,005	20,009	61,054	51,199
Subscription revenues	18,450	12,387	52,798	34,224
Maintenance revenues	8,108	9,555	25,110	29,219
Other service revenues	9,604	5,823	23,898	18,557

Total	$67,607	$59,995	$196,113	$172,205

No single customer accounted for more than 10% of Wind River’s total revenues, net in the three and nine months ended October 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of various provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include words such as “could.” “may.” “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “foresee,” “project” and similar expressions and are found in the sections below entitled “—Overview,” “—Liquidity and Capital Resources,”“ —Results of Operations” and “—Factors That May Affect Our Future Results or the Market Price of Our Stock” and elsewhere in this Quarterly Report. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including our adoption of an open source strategy, our shift to an enterprise licensing model and the continued shift of our customers to our Wind River Platforms, our ability to increase our revenues, including deferred revenues, our financing plans and capital requirements, our investments, our expenses and tax liability, the effect of recent accounting pronouncements, debt service and principal repayment obligations, cash flows, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets. Factors that could cause or contribute to such differences include but are not limited to the success of Wind River’s implementation of its new and current business models, products and market strategies, a decline in the rate of adoption of our enterprise license model, the impact of timing on our reported revenue based on our enterprise license model, adoption of our open source strategy, the ability of our customers to sell products that include our software, our ability to address new markets and complex technologies by delivering successful, new products on a timely basis, the impact of competitive products and pricing, the success of our strategic relationships, charges for restructuring and other costs and other risk factors detailed in this Quarterly Report on Form 10-Q and in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005 (“2005 Form 10-K”), its Quarterly Reports on Form 10-Q and other periodic filings with the Securities and Exchange Commission (“SEC”).

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

Recent Operating Results

Our total revenues were $67.6 million and $60.0 million for the three months ended October 31, 2005 and 2004, respectively, and $196.1 million and $172.2 million for the nine months ended October 31, 2005 and 2004, respectively. Our net income was $5.7 million and $2.3 million or a net income of $0.06 and $0.03 per diluted share in the three months ended October 31, 2005 and 2004, respectively, and $13.2 million and $1.8 million or a net income of $0.15 and $0.02 per diluted share for the nine months ended October 31, 2005 and 2004, respectively.

Our total deferred revenue increased to $87.8 million at October 31, 2005 from $77.1 million at January 31, 2005, primarily as a result of our growth in subscription deferred revenue. Of the total deferred revenue balance at October 31, 2005 and January 31, 2005, $13.4 million and $11.5 million, respectively, relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $33.8 million and $26.6 million in the nine months ended October 31, 2005 and 2004, respectively. We repurchased $12.8 million and $20.0 million of our 3.75% convertible subordinated notes in June 2005 and March 2005, respectively. We also repurchased 408,700 shares of our common stock for an aggregate purchase price of approximately $5.0 million during the nine months ended October 31, 2005.

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

Results of Operations for the Three and Nine Months Ended October 31, 2005 and 2004

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

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Product revenues	$31,445	$32,230	47%	54%	$94,307	$90,205	48%	52%
Subscription revenues	18,450	12,387	27	20	52,798	34,224	27	20
Service revenues	17,712	15,378	26	26	49,008	47,776	25	28

Total revenues, net	$67,607	$59,995	100%	100%	$196,113	$172,205	100%	100%

Total revenues increased 13% in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and increased 14% in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. This was primarily due to higher customer demand for our software, in particular subscription revenues, and for the nine months ended October 31, 2005, production license revenues.

Our product and service revenues, which include maintenance revenues, have also been affected as the result of the continued transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. This has impacted, and will continue to impact, our revenues in the short-term as customers transition to the Wind River Platforms. Deferred revenues grew by $10.7 million from $77.1 million at January 31, 2005 to $87.8 million at October 31, 2005, primarily due to an increase in subscription related sales.

Product Revenues. Product revenues are comprised of perpetual license revenues, including hardware revenues, and production license revenues from perpetual and subscription licensing. The table below sets forth information for such components.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Perpetual license revenues	$11,440	$12,221	17%	20%	$33,253	$39,006	17%	22%
Production license revenues	20,005	20,009	30	34	61,054	51,199	31	30

Total product revenues	$31,445	$32,230	47%	54%	$94,307	$90,205	48%	52%

Perpetual license revenues declined 6% or $781,000 in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and 15% or $5.8 million in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. This decline was primarily due to the transition to our Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual license revenues to continue to decline as the transition to our Wind River Platforms continues.

Production license revenues remained unchanged in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and increased 19% or $9.9 million in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. The increase in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was primarily due to our customers focus in the networking and consumer devices segments, further improvement in our execution of our revenue assurance program, which includes increased monitoring of customer license compliance and improvement in our customer’s own quarterly reporting processes.

Subscription Revenues. Subscription revenues increased 49% or $6.1 million in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and 54% or $18.6 million in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. These increases in subscription revenues resulted primarily from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model, also known as our subscription model, and increasing volumes of subscription business with these customers. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in the future. The transition of customers to our enterprise license model will continue to affect the level of our overall revenues because we recognize fees under this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Maintenance revenues	$8,108	$9,555	12%	16%	$25,110	$29,219	13%	17%
Other service revenues	9,604	5,823	14	10	23,898	18,557	12	11

Total service revenues	$17,712	$15,378	26%	26%	$49,008	$47,776	25%	28%

Maintenance revenues declined 15% or $1.4 million in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and decreased 14% or $4.1 million in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. The decline is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee. We expect maintenance revenues will continue to decline as our customers’ continue to transition to our Wind River Platforms. Other service revenues, which consist of professional services and training, increased 65% or $3.8 million in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 and 29% or $5.3 million in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 primarily due to increased demand. In the three months ended October 31, 2005, we generated $2.5 million in revenue from fixed-price services contracts compared to $2.2 million in the three months ended October 31, 2004 and $7.8 million in the nine months ended October 31, 2005 compared to $3.9 million in the nine months ended October 31, 2004. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time and materials services contracts are recognized as services are performed.

Revenues by Geography

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
North America	$37,220	$33,268	55%	55%	$107,562	$93,839	55%	55%
EMEA	15,478	13,155	23	22	44,853	40,209	23	23
Japan	9,438	9,481	14	16	27,445	24,816	14	14
Asia Pacific	5,471	4,091	8	7	16,253	13,341	8	8

Total revenues, net	$67,607	$59,995	100%	100%	$196,113	$172,205	100%	100%

Revenues from international sales increased 14% to $30.4 million in the three months ended October 31, 2005 from $26.7 million in the three months ended October 31, 2004 and 13% to $88.6 million in the nine months ended October 31, 2005 from $78.4 million in the nine months ended October 31, 2004. The overall increase was primarily due to a 12% and 15% increase in North America and an 18% and 12% increase in revenues from EMEA for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004, respectively. The increases in revenues in each geographic area over these periods resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues during the three and nine months ended October 31, 2005. International revenues accounted for 45% of total revenues for the three months ended October 31, 2005 and 2004, and 45% and 46% of total revenues for the nine months ended October 31, 2005 and 2004, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are generally denominated in United States Dollar, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of Oct. 31, 2005	As of Jan. 31, 2005	Dollar Change	Percentage Change
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$46,611	$40,910	$5,701	14%
Maintenance and other	27,751	24,705	3,046	12

Total current deferred revenues	74,362	65,615	8,747	13
Long-term deferred revenues:
Subscriptions	12,583	11,067	1,516	14
Maintenance and other	845	425	420	99

Total long-term deferred revenues	13,428	11,492	1,936	17

Total deferred revenues	$87,790	$77,107	$10,683	14%

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues include primarily deferred service revenues and maintenance revenues. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not segmented from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

The growth in subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels for this business model. The growth in deferred revenues for subscriptions during the nine months ended October 31, 2005 corresponds to the 34% increase in subscription revenue for the nine months ended October 31, 2005 as compared to the nine months ended January 31, 2005. The growth in deferred revenues for maintenance and other during the nine months ended October 31, 2005 relates primarily to the additional deferred consulting services revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Product	$1,957	$1,690	3%	3%	$5,188	$4,210	3%	2%
Subscription	2,939	2,876	4	5	8,610	8,361	4	5
Service	10,119	7,581	15	13	28,604	24,344	15	14
Amortization of purchased intangibles	133	309	—	1	395	1,630	—	1

Total cost of revenues	$15,148	$12,456			$42,797	$38,545

Gross margin	$52,459	$47,539			$153,316	$133,660
Gross margin percentage	78%	79%			78%	78%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to personnel related costs. During fiscal 2006, we adjusted the method of allocation of certain costs across all revenue types. This re-allocation of costs has no impact on revenues, overall gross margin or net income for any period presented.

Cost of Product. Product-related costs consist primarily of salaries and benefits for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. The increase in absolute dollars of cost of product in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was $267,000 and $978,000, respectively. The increase was primarily due to increased hardware costs and manufacturing and distribution costs offset by a decrease in third party royalty costs due primarily to the acquisition of the ScopeTools business unit of Real-Time Operations, Inc. (“RTI”) in the fourth quarter of fiscal 2005 consequently eliminating certain royalty expenses following the acquisition. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries and benefits for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. The increase in absolute dollars of cost of subscription in the three months ended October 31, 2005 compared to the three months ended October 31, 2004 was $63,000 and the increase in absolute dollars of the cost of subscription to the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was $249,000. Subscription-related maintenance and support service costs were $1.9 million and $5.6 million in the three and nine months ended October 31, 2005 compared to $1.8 million and $5.0 million in the three and nine months ended October 31, 2004, respectively. Subscription-related production costs were $785,000 and $2.2 million in the three and nine months ended October 31, 2005 compared to $907,000 and $2.5 million in the three and nine months ended October 31, 2004. The increase in absolute dollars in subscription costs in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was primarily due to the increase in subscription revenue. The decrease in subscription costs as a percentage of subscription revenues in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was primarily related to a lower utilization of support services. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Service. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The increase in absolute dollars of cost of service in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was $2.5 million and $4.3 million, respectively. The increase in absolute dollars of service costs in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was primarily due to an increase in full-time employees and use of outside consultants for our professional services. The increase in service costs as a percentage of service revenues in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was primarily related to a lower utilization of support services associated with our subscription business. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decrease in amortization in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was due to a lower amortizable base of purchased intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $2.1 million in completed technology which is expected be amortized to cost of revenue over a four-year period on a straight-line basis.

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

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Selling and marketing	$23,418	$23,038	2%	$71,588	$66,622	7%
As a percentage of net revenues	35%	38%		37%	39%

The increase in absolute dollars of selling and marketing expenses in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was $380,000 and $5.0 million, respectively. In the three months ended October 31, 2005 compared to the three months ended October 31, 2004, sales commission costs increased by $831,000 due to the increase in revenue and salaries and related fringe benefit costs increased by $328,000 due to increased headcount in the sales organization. These increases were partially offset by certain operating efficiencies as well as a decrease in bad debt expense of $426,000, due primarily to the collection of accounts receivables that had previously been written off because of collectibility issues. In the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004, salaries and related fringe benefit costs increased by $1.8 million due to increased headcount in the sales organization and sales commissions increased by $2.0 million due to the increase in revenue. In addition, advertising increased by $805,000, due to increased investment in marketing expenditures to strengthen the Wind River brand and travel expense increased by $943,000. Selling and marketing costs declined as a percentage of revenues for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004, due to the fixed elements of selling and marketing costs being spread over a higher revenue base. We expect an increase in selling and marketing expenses in absolute dollars in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Product development and engineering	$16,193	$15,010	8%	$49,862	$44,341	12%
As a percentage of net revenues	24%	25%		25%	26%

The increase in absolute dollars of product development and engineering expenses in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was $1.2 million and $5.5 million, respectively. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet our customer demands. During the three months ended October 31, 2005 compared to the three months ended October 31, 2004, salaries and related fringe benefit costs increased by $182,000 and external consultant costs increased by $523,000. These increases were partially offset by a decrease in engineering incentive program expense of $298,000 and savings in other areas. During the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004, salaries and related fringe benefit costs increased by $3.1 million due to increased headcount and external consultant costs increased by $1.8 million. These increases were partially offset by a decrease of $1.1 million in engineering incentive program expense in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. In accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” we capitalized $449,000 in the three and nine months ended October 31, 2004. There were no capitalized costs in the three and nine months ended October 31, 2005. Additionally, we received $553,000 and $1.2 million in the three months ended October 31, 2005 and 2004, respectively, and $1.6 million and $3.2 million in the nine months ended October 31, 2005 and 2004, respectively, of funded research and development which offset our gross research and development expenses. In the short-term, dollars received for funded research and development accounted for as an offset to gross product development and engineering expenses may vary depending on the timing and nature of work performed under these programs. In the long-term, we expect the dollars received for funded research and development to be reduced significantly as our programs wind down. We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
General and administrative	$5,613	$5,324	5%	$16,645	$15,723	6%
As a percentage of net revenues	8%	9%		8%	9%

The increase in absolute dollars of general and administrative expenses in the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was $289,000 and $922,000, respectively. The increase in the three months ended October 31, 2005 compared to the three months ended October 31, 2004, was primarily due to an increase in salary and benefit costs of $236,000 and facility and information technology costs of $511,000 partially offset by a decrease in external consultant costs of $359,000. Legal expenses increased $828,000 in the nine months ended October 31, 2005 compared to nine months ended October 31, 2004 primarily due to outside counsel fees associated with legal proceedings and claims. We believe that general and administrative expenses will increase modestly in the short-term. We expect an increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2005	2004		2005	2004
	(In thousands, except percentages)
Amortization of other intangibles	$23	$230	(90)%	$70	$527	(87)%
As a percentage of net revenues	—%	—%		—%	—%

The decrease in amortization of other intangibles for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was due to a lower amortizable base of other intangible assets during the respective periods. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $400,000 in other intangible assets, which are being amortized to operating expenses over a two to seven year period on a straight-line basis.

Restructuring Charges and Impairment of Assets. During the three and nine months ended October 31, 2005, we recorded additional restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), associated with the elimination of seven and eleven positions, respectively, primarily in the area of engineering, totaling $214,000 and $806,000, respectively. In addition, during both the three and nine months ended October 31, 2005, we completed a transaction to sublease a portion of our facilities in Swindon, U.K. In accordance with SFAS No. 146, we recorded a restructuring charge of $446,000 related to the estimated loss from the sublease, net of expected sublease income. During the nine months ended October 31, 2005, we recorded a charge of $379,000 associated with employee litigation as a result of previous restructurings and revised estimates downward for actual experience in the amount of $145,000 associated with excess facilities and $299,000 for employee-related items, including outplacement fee and judgments rendered in employee litigation. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) we also recorded an impairment charge of $313,000 related to the Swindon leasehold improvements. These costs have been classified as operating expenses. For a further discussion of factors that may affect the success of the restructuring program, see “—Factors That May Affect Our Future Results or the Market Price of Our Stock—Our restructuring plans may not enable us to achieve long-term profitability or achieve our business objectives.”

As of October 31, 2005, our restructuring liabilities related to our prior restructuring programs totaled approximately $1.3 million. The following table summarizes our restructuring liabilities as of October 31, 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Cash charges	806	—	379	1,185
Non cash charges	—	446	—	446
Reversals	(160)	(145)	(139)	(444)

Total charges	646	301	240	1,187

Cash payments	(568)	(261)	(414)	(1,243)
Non-cash write-offs	—	(11)	—	(11)

Restructuring liabilities as of October 31, 2005	$324	$435	$578	$1,337

We expect the workforce reductions to be paid out by the second quarter of fiscal 2007 and consolidation of excess facilities to be paid out by the third quarter of fiscal 2012. The other restructuring liability as at October 31, 2005 relates primarily to ongoing employee litigation.

Goodwill. We account for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $92.0 million at both October 31, 2005 and January 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment was performed during the second quarter of fiscal 2006. The primary methods used to determine the fair values for SFAS No. 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for fiscal 2006 compared to 17% for fiscal 2005, were determined using our best estimates as of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired at June 30, 2005, as the fair value of the reporting unit exceeded its carrying value, including goodwill. There were no events or circumstances from the date of the annual impairment assessment through October 31, 2005 that indicated a further assessment was necessary. The reduction in goodwill between January 31, 2005 and October 31, 2005 of $30,000 is related to an adjustment to the purchase price associated with the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005.

Other Income (Expense)

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except percentages)
Interest income	$1,523	$1,629	2%	3%	$4,496	$4,982	2%	3%
Interest expense	(616)	(1,768)	(1)	(3)	(2,500)	(5,560)	(1)	(3)
Other income (expense), net	(239)	(531)	—	(1)	(465)	(54)	—	—

Total other income (expense)	$668	$(670)	1%	(1)%	$1,531	$(632)	1%	—%

Interest Income. Interest income declined 7% or $106,000, in the three months ended October 31, 2005 compared to the three months ended October 31, 2004, and declined 10% or $486,000, in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. The decrease in interest income was primarily due to lower invested balances, primarily due to the payments of our long-term debt. The average annualized yield for the three months ended October 31, 2005 was 3.41% compared to 2.76% for the three months ended October 31, 2004, and 3.39% in the nine months ended October 31, 2005 compared to 2.72% for the nine months ended October 31, 2004. Cash and cash equivalents, and investments totaled $198.0 million and $253.7 million as of October 31, 2005 and October 31, 2004, respectively.

Interest Expense. Interest expense decreased by 65% or $1.2 million, in the three months ended October 31, 2005 as compared to the three months ended October 31, 2004, and 54% or $2.9 million, in the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004 due to a reduction in outstanding debt in the three and nine month comparable periods. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In March 2005, we repurchased $20.0 million of our convertible subordinated notes and as a result, recorded a $312,000 expense related to the premium paid and the write-off of the related bond issuance costs. In June 2005, we repurchased an additional $12.8 million of our convertible subordinated notes and as a result, recorded an $89,000 expense related to the discount and the related write-off of bond issuance costs.

Other Income (Expense), Net. Other income (expense) increased by $292,000 for the three months ended October 31, 2005 compared with the three months ended October 31, 2004 and decreased $411,000 for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004, respectively. Foreign currency losses decreased by $113,000 and $184,000 in the three and nine months ended October 21, 2005 compared to the three and nine months ended October 31, 2004, respectively, due to the strengthening of the dollar and other income increased by $103,000 and decreased by $698,000 during the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004, respectively. Other income (expense) includes dividends received and gain on sale of investments of $356,000 and $513,000 in the nine months ended October 31, 2005 and 2004, respectively.

Provision For Income Taxes.

We recorded a tax provision of $1.1 million and $690,000 for the three months ended October 31, 2005 and 2004, respectively, and $2.0 million and $1.6 million for the nine months ended October 31, 2005 and 2004, respectively. We realized net tax benefits of approximately $101,000 and $715,000 for the nine months ended October 31, 2005 and 2004, respectively, due primarily to the finalization of foreign tax audits. Our quarterly tax provision is based on estimates of its expected liability for domestic and foreign income and withholding taxes that will be incurred during the year. Our effective tax rate is lower than the statutory rate due to a number of factors, including the utilization of various tax attributes previously not benefited such as net operating losses and tax credits. Our tax rate may also vary based on its results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which it operates.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of Germany, we determined that it is more likely than not that its deferred tax assets in the remaining jurisdictions will not be realized, due primarily to uncertainties related to the Company’s ability to utilize its net operating losses carried forward and foreign tax credits, before they expire. Accordingly, we recorded a deferred tax asset of $631,000 and $682,000 related to our Germany subsidiary and a full valuation allowance against the remainder of its deferred tax assets at October 31, 2005 and January 31, 2005.

Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to our deferred tax assets would cause a material increase to income in the period such determination was made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. In the third quarter of fiscal 2006, we considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a partial or full release of our valuation allowance was required. We concluded that a release of our valuation allowance was not yet appropriate.

The valuation allowance at January 31, 2005, our last fiscal year end, was $76.6 million. We estimate that when this valuation allowance is released, approximately $51.4 million will result in an income tax benefit to the statement of operations and approximately $25.2 million relating to stock option exercises and related tax credits will be credited directly to additional paid in capital. We will continue to evaluate the realizability of our deferred tax assets and related valuation allowances on a quarterly basis.

Liquidity and Capital Resources

As of October 31, 2005, we had working capital of approximately $38.2 million, and cash, cash equivalents and investments of approximately $198.0 million, which included $36.4 million of cash and cash equivalents, $43.7 million of short-term investments and $117.9 million of long-term investments. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below:

	Nine Months Ended October 31,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$33,815	$26,604
Net cash provided by investing activities	5,071	2,795
Net cash used in financing activities	(24,295)	(27,118)

Operating activities primarily include the net income for the periods under consideration, non-cash charges such as depreciation and amortization expense and changes in assets and liabilities. In the nine months ended October 31, 2005, our operating activities provided net cash of $33.8 million compared to $26.6 million in the nine months ended October 31, 2004.

Net cash provided by operating activities for the nine months ended October 31, 2005, consisted of cash provided by operations of $23.5 million and an increase in cash of $10.3 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $6.5 million was primarily due to strong cash collections and the increase in deferred revenue of $12.5 million was due primarily to the further customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year. These increases to cash provided by operations were offset by decreases in accrued liabilities and accrued compensation of $4.1 million and $2.2 million, respectively.

Net cash provided by operating activities for the nine months ended October 31, 2004, consisted of cash provided by operations of $13.1 million and an increase in cash of $13.5 million arising from changes in assets and liabilities. The increase in accounts receivable, net, of $7.1 million was primarily due to increased business and the increase in deferred revenue of $18.4 million was due primarily to the customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model.

Cash from operations includes net income of $13.2 million and $1.8 million offset primarily by depreciation and amortization of $7.2 million and $9.1 million in the nine months ended October 31, 2005 and 2004, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $5.1 million and $2.8 million in the nine months ended October 31, 2005 and October 31, 2004, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. Acquisitions of property and equipment totaled $4.7 million and $4.1 million for the nine months ended October 31, 2005 and 2004, respectively. The majority of the change in the periods was related to activity with our investments. During the nine months ended October 31, 2004, the net decrease in our restricted investments was due to the release of the restricted investments that had been held as collateral for our facility term loan.

Our financing activities used net cash of $24.3 million and $27.1 million in the nine months ended October 31, 2005 and 2004, respectively. During the nine months ended October 31, 2005, and 2004, we received $13.5 million and $12.9 million respectively, from the issuance of common stock from employee stock option exercises. Additionally, in the nine months ended October, 2005, we repurchased convertible subordinated notes with a cash outlay of $32.8 million. Additionally, in the nine months ended October 31, 2004, we repaid the entire balance of $40.0 million of our term loan. We have a share repurchase program that authorizes the purchase of up to $30 million in shares of common stock to manage future dilution from employee incentive plans including options. During the three months ended October 31, 2005, we repurchased 408,700 shares for an aggregate cost of approximately $5.0 million. As of October 31, 2005, there were $20.4 million remaining authorized for repurchase of common stock under the program; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

During fiscal 2005, we repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, we expensed $1.0 million in related bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million.

In March 2005, we repurchased an additional $20.0 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $20.1 million. We expensed $257,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $312,000.

In June 2005, we repurchased an additional $12.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $12.8 million, purchased at a nominal discount. We expensed $153,000 in related bond issuance costs, resulting in a total recognized loss on the repurchase of $89,000. As of October 31, 2005, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

Contractual Obligations

As of October 31, 2005, our future financial commitments, including interest payments, were as set forth in the table below:

	Payments due by period
	Total	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)	$42,151	$—	$42,151	$—	$—
Contractual interest on convertible subordinated notes	2,371	790	1,581	—	—
Operating lease payments	18,922	1,701	11,177	4,766	1,278
Estimated operating sublease income	(646)	(19)	(464)	(163)	—

	$62,798	$2,472	$54,445	$4,603	$1,278

(1)	Consists of $42.2 million, 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.
(2)	For the three months ending January 31, 2006.
(3)	The decrease in contractual operating lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2005 reflects management’s intent to exercise “break-date” clauses contained in several operating leases.

In fiscal 2005, we implemented the first phase of the next version of our enterprise resource planning system. In connection with the implementation, we incurred an aggregate of $3.9 million of external costs in fiscal 2005. Of these costs, $2.5 million were capitalized during fiscal 2005. In addition, $450,000 remaining outstanding at January 31, 2005 was paid in the three months ended April 30, 2005. In fiscal 2006, we began implementing the second phase of this enterprise resource planning system. In connection with the implementation, we have incurred approximately $419,000 and $700,000 in external consulting costs during the three and nine months ended October 31, 2005, respectively, and we expect to incur an additional $250,000 during the remainder of fiscal 2006. Of the costs incurred to date, $509,000 has been capitalized in the nine months ended October 31, 2005.

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

Off-Balance Sheet Arrangements

As of October 31, 2005, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

Recent Accounting Pronouncements

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our first quarter of fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R.

Upon adoption of SFAS No. 123R and SAB 107, these statements will have a significant impact on our consolidated financial statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R and SAB 107. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R and SAB 107, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), that are impaired at the balance sheet date but for which an other-than- temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 and 124-1 are effective on a prospective basis for other-than-temporary impairments on certain investments in reporting periods beginning after December 15, 2005. EITF 03-1 was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1 and 124-1. We have complied with its disclosure requirements, which were presented in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. We do not anticipate that the adoption of FSP 115-1 and 124-1 will have a material impact on our results of operations, cash flows, or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our results of operations, cash flows, or financial position.

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

There is a further risk that we may remain dependent upon large end-of-quarter transactions, that the more complex and time consuming negotiations for enterprise licenses may affect our ability to close such transactions, that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses, and that because our enterprise license model includes limited services, customers may purchase fewer stand-alone services from us, which could negatively impact our services revenue. In any such event, our future revenue and earnings could be below our expectations. If we do successfully manage the transition to our enterprise license model, our revenues may decrease significantly.

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

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. In particular, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. For example, our production license revenues increased 19% in the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004, which we believe is primarily due to our customers’ response to the current market conditions in the high-technology sector. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend on our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

We have adopted an open source strategy that may not be successful or may expose us to additional risks.

We have adopted a strategy to address the open source market, and accordingly we have released a development tool and platform products based on Linux, and have also announced our plans to release other platform products based on open source. We cannot be certain whether this strategy will be successful and it may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

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

Uncertainty regarding the legal risks related to open source components could affect sales of our open source products generally. Finally, as we expand our open source product offerings, we face increased pressure by our customers to adopt additional indemnification or otherwise protect them from potential claims from third parties related to infringement based on use of open source code in our products. Indemnification of open source components involves increased legal risk since it requires us to indemnify for components developed by third parties over whom we exercise no supervision or control.

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development were $16.2 million, or 24% of total revenues, for the three months ended October 31, 2005, compared to $15.0 million, or 25% of total revenues, for the three months ended October 31, 2004, and were $49.9 million, or 25% of total revenues, for the nine months ended October 31, 2005, compared to $44.3 million, or 26% of total revenues, for the nine months ended October 31, 2004. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For the three and nine months ended October 31, 2005, revenues from international sales were $30.4 million, or 45% of total revenues, and $88.6 million, or 45% of total revenues, respectively, as compared to $26.7 million, or 45% of total revenues, and $78.4 million, or 46% of total revenues for the three and nine months ended October 31, 2004. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long-term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In each of fiscal 2002, through 2005, we implemented restructuring plans that were designed to align our anticipated revenues more closely with our cost structure. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,205 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $765,000 and $313,000 in the three months ended October 31, 2005 and 2004 respectively, and $1.2 million and $2.4 million in the nine months ended October 31, 2005 and 2004, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will return to long-term profitability as a result of our restructuring plans.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations have often been unrelated or disproportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during the quarter ended October 31, 2005, our stock had a high sales price of $17.60 and a low sales price of $11.04. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and operating results may continue to affect our stock price. Comments by or changes in estimates from securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

As of October 31, 2005, we had $42.2 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of October 31, 2005, we had cash and cash equivalents of $36.4 million, short-term investments of $43.7 million and investments with maturities of greater than one year of $117.9 million. The indenture under which our convertible subordinates notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

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

Foreign Currency Risk

We may enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other non-functional accounts receivable and cash balances. Additionally, we may adjust our foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying non-functional currency exposures or from fundamental shifts in the economics of particular exchange rates. Realized gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. As of October 31, 2005, we had outstanding contracts with the following terms:

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	1,800,000	11,400,000	130,000,000	600,000	18,000,000
Rate:	0.5603	0.8205	115.05	1.1767	7.7995
USD Equivalent:	$3,212,640	$13,893,180	$1,129,944	$509,914	$2,307,840
Maturity Date:	11/30/2005	11/30/2005	11/30/2005	11/30/2005	11/30/2005

Contract amounts are representative of the expected amounts to be paid under the terms of these instruments. We do not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2005, the fair value of the above contracts was not significant.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2005. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2005 Form 10-K for the fiscal year ended January 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 7, 2004, we filed a complaint against Green Hills, a direct competitor of ours, in the Superior Court of California, County of Alameda. The action was transferred to the Superior Court of California, County of Santa Barbara. The subsequently amended complaint requested $25,000 in damages due to breach by Green Hills of a cooperative marketing and technology agreement entered into between the parties in October 1992. Green Hills subsequently filed an answer and cross-complaint in that action. On January 18, 2005, Green Hills filed a complaint against us in the United States District Court for the Central District of California alleging, among other things, that we violated antitrust and unfair competition laws by allegedly refusing to license our VxWorks product to Green Hills and refusing to market VxWorks separately from the integrated development environment for VxWorks. Green Hills requested an award for damages and injunctive relief on these matters. On June 10, 2005, we entered into a non-monetary settlement agreement with Green Hills regarding the above-described claims. Each party’s request for dismissal without prejudice of its respective complaint or cross-complaint in the above-described state claims was dismissed on June 20, 2005. Green Hill’s request for dismissal without prejudice of its complaint in the above-described federal claims was dismissed on July 7, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases we made of shares of our common stock during the three months ended October 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2005 through August 31, 2005	—	—	—	$25,360,676
September 1, 2005 through September 30, 2005	170,100	$12.61	170,100	23,215,715
October 1, 2005 through October 31, 2005	238,600	$11.95	238,600	20,364,445

Total for quarter ended October 31, 2005	408,700	$12.22	408,700	$20,364,445

(1)	In June 2002, our Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, we may, but are not required to, purchase up to $30.0 million of our common stock over two years of which 958,500 shares of our common stock at an aggregate purchase price of approximately $4.6 million were repurchased in fiscal 2003. In June 2004, our Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. No purchases were made during fiscal 2004 or 2005. In addition, our Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan. In the three months ended October 31, 2005, we repurchased 408,700 shares of our common stock for an aggregate total purchase price of approximately $5.0 million. All repurchases were made on The NASDAQ National Market at prevailing open market prices and paid out of general corporate funds.

ITEM 5. OTHER INFORMATION

On December 1, 2005, Jerry L. Fiddler, a member of our Board of Directors, executed a pre-arranged stock trading plan in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

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

Dated: December 9, 2005
	By:	/s/ Michael W. Zellner
Michael W. Zellner
Senior Vice President of Finance and Administration,
Chief Financial Officer and Secretary