Form 10-K
period 2006-01-31
WIND RIVER SYSTEMS INC
filed 2006-04-17
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 29, 2005, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price on the NASDAQ National Market was approximately $1,078,397,850. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 3, 2006, there were 85,738,692 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2006.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including adoption of an open source strategy, the potential release of all or a portion of Wind River’s valuation allowance associated with its deferred tax assets, our shift to an enterprise licensing model and the continued shift of our customers to our Wind River Platforms, our ability to increase our revenues, including deferred revenues, our financing plans and capital requirements, our investments, our expenses, the potential release of all or a portion of the remaining deferred tax valuation allowance, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of Wind River’s implementation of its new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, the impact of changes to accounting for stock-based compensation pursuant to FASB’s Statement of Financial Accounting Standards No. 123R, ”Share-Based Payment”, the impact of other costs and other factors discussed under Part I, Item 1A, “Risk Factors”.

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

The State of the Industry

Devices across industries are becoming increasingly complex as the demands for connectivity, security, and mobility all increase. In order to meet these demands, device manufacturers are designing more complex products driven by smaller and more powerful microprocessors requiring increasingly sophisticated software operating systems to run them.

Innovation exerts pressure on device manufacturers. Agile competitors are shrinking margins down the length of the supply chain. In order to maintain quality and reliability as functionality evolves, developers are being forced to increase the size of their applications. As devices become more complex and the time required to adequately test them increases, the pressure to reach market quickly with competitively priced products grows.

All of these factors converge to make commercial off the shelf (“COTS”) platform products, which include the range of components to go from building to distributing devices, an important competitive component for device manufacturers, and to drive the transformation of the old “embedded systems” industry into the Device Software Optimization industry.

Device Software Optimization

We are one of the global leaders in Device Software Optimization. Our customers manufacture devices as diverse as set-top boxes, automobile braking and navigation systems, Internet routers, avionics control panels, and coronary pacemakers and use our platforms to develop, run, and manage their products faster, better, at lower cost, and more reliably. Wind River software is currently deployed in well over 300 million devices.

Wind River Device Software Optimization solutions integrate an open, Eclipse-based development suite, a choice of operating systems, industry-specific middleware, and a set of validated hardware and software partner technologies to offer device manufacturers optimized, scalable COTS software development platforms. This allows development of devices and includes the operating system that is distributed with the devices. Wind River Device Software Optimization complements product offerings with industry-leading technical support and training. Our network of approximately 215 professional services engineers offers our customers assistance with design, migration, and project management. Because they are based on open standards and promote enterprise-wide standardization, our solutions allow companies to reuse compatible software components, as well as to move engineers more easily and cost-effectively among projects and sites.

We also offer a range of hardware-assisted debugging tools and hardware reference designs that customers can incorporate into their products or use in the development or prototype stage. Our new Unit Tester and Workbench Diagnostics extensions signal Wind River’s entrance into the test and device management markets.

Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Our principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and the telephone number at that location is 510-748-4100. Our website is www.windriver.com.

Device Software Systems

Device software is incorporated into a larger device and is used to control, monitor, or assist the operation of that device. As a result, device software systems are designed to provide an immediate response to external events, making reliability a key requirement for this class of software. Developing device software applications has evolved from being a relatively modest part of building a device to a much more complex engineering effort. As more powerful microprocessors become available and decrease in price, device software is being used in a wider range of digital devices and new classes of products. Hardware innovations such as multicore make faster, more powerful and versatile devices possible, but also require the more flexible and streamlined development platforms and practices that constitute Device Software Optimization. A new generation of tools is required to develop and test these more complex, often system-critical applications.

Products and Services

Our products and services help customers create complex device software applications more quickly and economically, and with less risk than they would experience creating such applications using internally developed or less well-integrated systems and tools.

Our value proposition is to offer integrated, enterprise-wide device software development solutions, based on open standards and supported worldwide by a trusted vendor.

Wind River Platforms

Our primary product offering is our Wind River platforms, which we typically license using an enterprise (subscription) license model. Wind River platforms bundle our integrated development suite (Workbench), one or more operating systems, and industry-specific or market-specific middleware. In most cases, these subscription licenses also include downstream production rights, under which customers pay an aggregated per unit fee for the right to produce their products incorporating our intellectual property.

Our Wind River platforms include:

•	Either our proprietary real-time operating system, VxWorks, or the Linux open-source software operating system.

•	Wind River Workbench, an integrated development suite that supports both VxWorks and Linux operating systems, and a wide range of processor architectures. Based on Eclipse, an open-source framework for developing integrated development environments, Workbench provides developers with a single, powerful, and extensible development environment for the entire development life cycle.

•	Industry-specific or market-specific middleware tied closely to the device operating system. This middleware is utilized by the customer’s unique application and provides the necessary networking, security, connectivity, and management protocols.

•	Maintenance support, including education credits.

Our Wind River platforms are:

•	Wind River General Purpose Platform, VxWorks Edition, which is designed to integrate our proprietary real-time operating system, VxWorks, with Workbench, our advanced development suite, and standardized middleware for networking, security, and management. The platform provides a proven and reliable foundation, so device manufacturers can focus on product differentiation at the application level and bring sophisticated products to market in a timely fashion.

•	Wind River Platform for Network Equipment, VxWorks Edition, which is designed for the network infrastructure equipment market and enables rapid development of reliable real-time devices for the data plane, using an advanced operating system, development tools, and networking middleware. This platform includes an extensive suite of management protocols, wireless software, security components, connectivity protocols, a high-performance router stack, and routing protocols.

•	Wind River Platform for Consumer Devices, VxWorks Edition, which is designed for the consumer device market and enables our customers to develop technologies commonly required in consumer products, such as industry-standard IPv6 functionality, security, connectivity, wireless, networking, graphics, device management, and Web services. Including our integrated, end-to-end development suite, this platform allows customers to accelerate the development life cycle without compromising software quality.

•	Wind River Platform for Automotive Devices, VxWorks Edition, which is designed for the rapid development of reliable, connected, and scalable automotive infotainment and telematics devices. Built on our powerful, integrated development suite, this platform securely supports a variety of in-car network protocols and wireless network protocols.

•	Wind River Platform for Industrial Devices, VxWorks Edition, which provides our customers with all the necessary foundation software to build extremely reliable, efficient industrial automation and medical devices. In addition to our robust, integrated development suite, this platform includes protocols for industrial connectivity, secure networking, graphics, and device management middleware.

•	Wind River Platform for Safety Critical and Safety Critical ARINC 653, which is designed for developing safety- and mission-critical devices, such as those used in the aerospace, industrial, and medical markets. This platform has been certified to meet the requirements of both DO-178B, the industry standard for certifying new aviation software, and IEC61508, an international standard for electronic safety-related systems. The ARINC 653 version combines Wind River’s securely partitioned VxWorks AE653 real-time operating system and our integrated development environment, allowing the user to accelerate the development, configuration, and debugging of safety-critical systems. The ARINC 653 version offers complete ARINC 653-1 compliance (i.e., compliance with industry standards specifying the air transport avionics equipment and systems used by commercial aircraft worldwide) and DO-178B, level A certification evidence.

•	Wind River General Purpose Platform, Linux Edition, is our base Linux distribution, targeted to a wide variety of applications in the industrial, aerospace, defense, medical, and other markets. The platform is available on a range of processors and architectures, including MIPS, XScale, PowerPC, Intel-based architectures, and ARM-based architectures. It provides the foundation for all Wind River Linux platforms and includes Wind River Workbench, our integrated development suite, as well as a rich set of open-source-based middleware applications for networking, file systems, security, and other applications.

•	Wind River Platform for Network Equipment, Linux Edition, also targets the network infrastructure market, but is designed specifically for the needs of our telecommunications and networking customers. The platform is used for designing control and management plane software wireless network elements, enterprise routing and security, Voice-over-IP, and broadband access solutions. It meets all the telecommunications industry standards expected of Carrier Grade Linux, including registration with the Open Source Development Labs Carrier Grade Linux specification 2.02, as well as registration with the Service Availability Forum’s HPI and AIS interfaces.

•	Wind River Platform for Consumer Devices, Linux Edition, is designed for mobile handheld consumer devices, digital video, and digital imaging solutions. The platform supports the necessary standards defined by the Consumer Electronics Linux Forum (“CELF”) to deliver the foundation for mobile phones, set-top boxes, digital recorders, and other devices. It is designed for very small footprint, battery-powered devices that require fast boot times. The platform supports the ARM and MIPS architectures, which dominate this market.

A key focus for us is to drive standardization across our platforms. Wind River Workbench is the common development environment that supports all Wind River platforms. We adopt standard programming models, interfaces, hardware, and technologies that span operating environments. For example, high levels of POSIX compliance in VxWorks enable enhanced code portability across operating systems, including Linux. POSIX is a standard to define the application programming interfaces for software. We have adopted TIPC, the open-source Transparent Inter-Process Communication protocol, as the common messaging protocol. This enables systems of any supported device operating system type to communicate and interoperate transparently. We also support management technologies that are common across VxWorks and Linux through standardization and portability.

Integrated Development Suite

Wind River Workbench is our integrated development suite for designing, developing, debugging, and testing device software compatible on our VxWorks or Linux-compatible platforms. Based on the open Eclipse framework, Workbench enables developers to take advantage of hundreds of third-party plug-ins to provide additional software design, development, and testing capabilities. Workbench is designed to allow companies to standardize on a single development tools platform across projects and teams, optimizing device software development processes and significantly shortening time-to-market. Workbench can be used when building devices that use other proprietary operating systems, custom operating systems, and devices with no operating systems.

Off-the-Shelf Software, Development Tools, and Hardware

Our Wind River Workbench development suite products may also be licensed individually, without purchase of a Wind River platform. We also provide a line of stand-alone development tools that customers can use with their own proprietary systems or with other, third-party operating systems.

The Workbench development suite also includes a range of hardware reference designs and software tools for hardware bring-up to help customers quickly design and implement high-quality device software solutions. Customers can choose to incorporate portions of the reference design into their products, or use the entire design as a development platform before production-level custom boards are available. This allows software programming to be tested for operability and functionality, as well as to be corrected for errors early in the design cycle.

The hardware bring-up solution within Workbench enables developers to diagnose and troubleshoot their physical hardware, and provides them with a feature-rich development environment for low-level software development and troubleshooting hardware-to-software integration issues.

In addition, Wind River offers optional extensions and middleware for our operating systems. Our middleware products act as an interface between the operating system software and application-specific software. Customers may license and incorporate these extensions and middleware into the underlying operating system to provide features required for their specific applications. Prepackaged middleware solutions are rapidly becoming popular among developers as a way to combat the increasing complexity of Web-enabled product applications.

Open-Source Strategy

Wind River supports and enables the use of some open-source technology when building device software. This strategy has two elements. First, our integrated development suite, Wind River Workbench, is built on the Eclipse framework, an open-source development tools project. This allows developers access to hundreds of commercial and development plug-ins that enhance the software design, development, and testing capabilities of Workbench. This strategy allows our customers to choose the best tools available and frees up significant resources for developing brand-new technologies and tools, rather than devoting them to the creation and maintenance of proprietary alternatives to existing products.

The second part of Wind River’s open-source strategy is to offer new products and services that support the Linux operating system. In May 2005, we shipped our first Linux platforms—General Purpose Platform and Platform for Network Equipment—and in November 2005, we released updates of these Linux platforms and a third, Platform for Consumer Devices.

We are a leader in numerous open-source development projects, including the Open Source Development Lab’s (“OSDL”) Mobile Linux Initiative and the Eclipse Device Software Development Platform (“DSDP”) project. Our community memberships include Eclipse, OSDL, CELF, the Consumer Electronics Availability Forum, and SAF, the Service Availability Forum. Our Workbench development tools are distributed with the Linux operating system to provide a complete platform for development and deployment of devices. We developed a strong professional services group to support customers building devices on Linux, and we created a strong technical support organization that serves our customers on a local basis. This is a key benefit for Wind River customers designing new solutions with Linux.

Professional Services

To complement our broad range of software and hardware products, we provide comprehensive design services and technical support. These offerings help customers complete a product specification, and design critical drivers, ports, or interfaces. We can also provide a complete design for the customer’s product or application. These design services are offered on either a time-and-materials or fixed-price basis and may encompass a broad range of services, including fully project-managed custom hardware development, software development, and product integration. In addition, we offer customer education through our partners, who provide a series of formal technical courses designed to teach developers the basics of device software development and use of our tools, and effective use of our operating systems and middleware. We also provide worldwide maintenance and support for our products.

Licensing Models

We license our software using two primary licensing models: subscription-based enterprise licensing and project-based perpetual licensing. Our Wind River platforms and Workbench integrated development suite are primarily licensed under enterprise licensing.

Our subscription-based enterprise license model has been offered to our customers since November 2002. This model includes subscription-based development licenses that are typically one year in duration, although some licenses extend to periods greater than one year. Subscription enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River platforms or tools expires unless renewed. Most subscription-based enterprise licenses (i) have an initial duration of one year, with annual renewals; (ii) include payment terms for the full cost of the annual subscription within 30–60 days after entering into the license agreement; (iii) include rights to generate production licenses, for a separate fee, once a customer makes a commercial release of a device that incorporates our products; and (iv) may include a number of education credits. Certain customers may choose to enter into multi-year license agreements with us. These agreements have generally included payment terms for the full cost of the multi-year subscription within 30–90 days after entering into the enterprise licensing agreement.

We also license to customers a variation on this model that includes a higher-priced per-seat subscription without a separate per-unit production license fee, allowing our customers to choose between a “shared success” model that includes production license fees, and a pure “per-seat” subscription model without a separate production license fee. To date, the majority of subscription licenses continue to include per-unit production licenses fees, which aggregate volumes across the enterprise to create incentives for broader adoption. However, we believe that offering certain variations of our enterprise licensing model allows our customers to have greater flexibility in meeting their business needs.

We also license our software under project-based perpetual licenses. With this model, our customers pay an up-front development license fee together with an annual maintenance fee based on a fixed percentage of the list price of the licensed products. For device software products, the customer typically also pays a per-unit, per-project production license fee based on the number of copies of our operating system software included in each final manufactured device. The terms of the perpetual license for our software generally restrict the customer’s use to a specific site, processor, and project, such as a line of printers or a digital camera; thus, any software licenses or prepaid production license fees can generally be used only on that specific project.

We anticipate that we will continue using both our subscription-based enterprise licensing and perpetual licensing models. However, the proportion of our business sold under the subscription-based enterprise license model is increasing, and we expect this trend to continue. We believe that the subscription-based enterprise licensing model allows us to:

•	deliver key technology integrated into market-specific platforms with less restrictive terms that more closely match our customers’ needs

•	expand opportunities with our strategic customers by offering a simpler and more cost-effective method of accessing our technology and services

•	better manage our business model within our strategic customer base and enable increased visibility into our earnings stream.

Under our perpetual license model, we sell our products at the specific project level and deal primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River platform products is to seek enterprise-wide adoption. As a result, the customer’s decision to adopt our products under the subscription-based enterprise licensing model is now more strategic, leading to longer sales lead times and ultimately more complex and time-consuming negotiations. Our success depends first upon our ability to educate our current and potential customers about the value associated with our Wind River platform products and services; and second, on our ability to negotiate and close transactions with these customers on mutually agreeable terms.

Because a significant portion of our business is sold under the subscription-based enterprise licensing model, our reported revenue in a quarter does not necessarily reflect the entire level of our business activity. Under the enterprise license model, revenue is recognized ratably over the subscription period. By contrast, under applicable accounting rules for a perpetual license the majority of license revenue is required to be recognized in the quarter in which the products are delivered, and a smaller amount relating to the fair value of maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current quarter revenue than an equal-sized order for a perpetual license, but will result in a faster growth in deferred revenue. We expect customers to continue to transition from perpetual licensing to subscription-based enterprise licensing in the coming fiscal year and this may impact the timing of our reported revenues. The mix of subscription orders and perpetual orders in any given quarter can vary and may consequently also have an impact on that quarter’s reported revenues.

Strategic Alliances

We believe that having many strategic relationships with semiconductor vendors, circuit board manufacturers, system manufacturers, other software companies, and our customers, is important to our future success in the Device Software Optimization marketplace. These relationships help us penetrate the value chain earlier in our market segments, drive innovation and standards across the industry, and better serve our customers’ overall needs. In addition, we offer corporate programs, including the Wind River Partner Program, which are designed to support the development of global alliances and foster a community of third-party partners by making it easy for these companies to access our technology, integrate value-added products, and jointly market these solutions with us.

We have strategic relationships with many of the major semiconductor and system manufacturers, including ARM Holdings plc, Broadcom Corporation, Freescale Semiconductor, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., NEC Corporation, Philips Electronics N.V., RadiSys Corporation, Renesas, Inc., Texas Instruments Incorporated, Toshiba Corporation, and Xilinx, Inc., among numerous others. We have optimized our technologies for their architectures, processors, and board-level products, allowing us to leverage their sales channels to proliferate our products. The strategic alignment between Wind River and semiconductor vendors benefits customers on several fronts, including time-to-market, breadth of silicon support in Wind River platforms, and software optimizations that leverage advances in hardware.

We also have developed an ecosystem of smaller software companies whose products integrate with our platform products to provide value-added capabilities. These include companies that provide additional development tools that integrate and plug into our development suites, as well as companies that provide complementary protocols, middleware, and other technologies that integrate with our VxWorks and Linux operating systems. From time to time, we may elect to resell or recommend products from these companies through our worldwide sales channel.

In October 2005, we announced that we would optimize our Linux device software platforms and Wind River Workbench development suites to support ARM TrustZone technology. This combination of Wind River Commercial Grade Linux platforms and ARM TrustZone technology provides manufacturers with a trusted platform for delivering highly secure applications that will instill the necessary confidence in the manufacturer required to drive successful market adoption.

Customers

Our products have been deployed by a broad range of organizations, including companies in the following industries: networking (both data and voice), consumer electronics, aerospace and defense, industrial and automotive. Our customers include end-users, distributors, original equipment manufacturers, system integrators and value-added resellers.

Our major customers by revenue for fiscal year 2006 were: Alcatel, Canon Inc., Cisco Systems, Inc., Lockheed Martin Corporation, Lucent Technologies Inc., Motorola Inc., Nortel Networks Corporation, Raytheon Company, Siemens AG, and The Walt Disney Company. No single customer accounted for more than 10% of our revenues in any of the fiscal years ended January 31, 2006, 2005 or 2004.

Marketing, Sales and Distribution

We market our products and services in North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespersons, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sale and post-sale support. As of January 31, 2006, we had 163 sales employees located throughout North America, 103 sales employees throughout EMEA, 39 sales employees in Japan and 42 sales employees in the Asia Pacific region. As of January 31, 2006, we had 215 employees in professional services, 69 employees in marketing and 32 employees in customer support.

Revenues from sales to customers outside of North America represented $118.7 million, $106.8 million and $89.6 million, or approximately 45% of total revenues in both fiscal 2006 and 2005, and 44% in fiscal 2004. Prices for international customers for our Wind River Platforms are generally quoted in United States Dollars, Euros, United Kingdom Sterling or Japanese Yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currencies or United States Dollars and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are normally invoiced in the currency in which they are quoted.

We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. The continued transition to our subscription-based enterprise license model may also impact the manner in which seasonality affects quarterly trends in our revenue. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about the impact of our transition to an enterprise license model. See also Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock—Numerous factors may cause our total revenues and net income to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock”.)

Competition

The Device Software Optimization industry is highly competitive and fragmented. Wind River’s primary competition comes from the internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems. Historically, the advantages of shifting to a COTS solution have not been fully recognized, with the decision to shift typically made at the project level. Today, the increasing software complexity associated with devices is forcing a strategic shift, as companies look to optimize their own device software development and bring devices to market faster and at lower cost. A number of in-house development projects have begun to use commercial device software based on open-source standards, such as the Linux operating system, as the first strategic step toward standardization.

In the Linux market, Wind River competes with Linux distributors such as MontaVista Software, Inc., LynuxWorks, Inc., TimeSys Corporation, and others; as well as indirectly with some enterprise Linux vendors such as Novell, Inc. and Red Hat, Inc., which, to a certain extent, also offer device software solutions. As we continue to see increased adoption of Linux in markets such as telecommunications, data communications, and mobile communications, we believe there will be more standardization of the development cycle based on open-source technologies, an initiative that is being driven by the OSDL Corporation to define a common industry specification and standardization for Carrier Grade Linux. This offers equipment manufacturers high availability of open-system architecture for core and edge applications. However, our competitive position could be affected if other embedded software solution vendors move to the middle ground and find new ways to be more open. This, as well as availability of source code, the ability to create and maintain intellectual property ownership, and the ability to compete on price with reduced upfront and production licensing options could level the playing field with Linux.

We also compete with independent software vendors, including Microsoft Corporation, Mentor Graphics Corporation, ENEA OSE Systems AB, LynuxWorks, Inc., Green Hills Software, Inc., and QNX Software Systems, Ltd. (recently acquired by Harman International), as well as a number of other vendors that address one or more segments of the device system design process. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales, and other resources and significantly greater name recognition than we do.

We also believe that critical competitive factors in the industry are based on the way customers and potential customers manage their process of software development. Key drivers in device software development include managing limited internal resources, controlling costs, minimizing development time, and limiting risks. Therefore, reliability, performance, price, product availability, architecture support, and customer support may also represent competitive forces affecting our industry. We compete favorably with respect to each of these factors.

Product Development and Engineering

We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever expanding range of customer and market requirements. As of January 31, 2006, our product development and engineering group included 368 full-time employees.

During fiscal 2006, 2005, and 2004, product development and engineering expenses were $65.6 million, $59.2 million, and $56.7 million, respectively, excluding capitalized software development costs. For fiscal 2006 and 2004, we did not have any capitalized software development costs related to development of software to be sold. During fiscal 2005, we incurred product and development and engineering expenses in relation to software development projects related to development of software to be sold that qualified for capitalization of $1.5 million. In addition to our strategic relationships with semiconductor companies noted in “Strategic Alliances” above, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2006, 2005 and 2004 were offset by $1.7 million, $3.8 million, and $3.5 million, respectively, in funding from these programs.

Proprietary Rights

Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret, and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers, and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation, and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property both in terms of source code handling and underlying intellectual property ownership of modifications to the Wind River code.

As we progress with our open-source strategy, we may increasingly rely on third-party open-source products that have been developed and made available for licensing under open-source license terms. Certain open-source licenses, such as the GNU General Public License that applies to Linux and many other popular open source products, generally permit anyone to copy, modify, and distribute the software, subject only to the restriction that any resulting or derivative work that is made available to the public be licensed under those same terms instead of under our standard license terms. Therefore, as we incorporate our open-source strategy into our product development, although we will retain the copyrights to the code that we develop ourselves, our most valuable intellectual property with respect to derivative works from these licenses may be our collection of trademarks.

Wind River is a registered trademark in the United States and other countries worldwide. We have used, registered, and/or applied to register specific trademarks and service marks to distinguish many of our products, technologies, and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark, and trade name rights in the U.S. and abroad.

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2006, we held 40 issued patents in the United States, none of which have expired. The expiration dates of these patents range from 2015 to 2023. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity will be challenged.

Manufacturing

Our manufacturing operations consist of assembling, packaging, and shipping the software products and documentation needed to fulfill each order. Outside vendors provide tape and CD duplication, printing of documentation, and manufacturing of packaging materials. We also manufacture and assemble our hardware development tools at our facility in Canton, Massachusetts, and at certain subcontractor facilities.

Employees

As of January 31, 2006, we had 1,171 employees, including 416 in sales and marketing, 247 in professional services and support activities, 368 in product development and engineering, and 140 in management, operations, finance, and administration. Of these employees, 835 were located in North America and 336 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage.

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

Executive Officers of the Registrant

The names of our executive officers, their ages as of April 3, 2006 and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	46	Chairman of the Board, President and Chief Executive Officer
Michael W. Zellner	50	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
John J. Bruggeman	44	Vice President of Worldwide Marketing and Chief Marketing Officer
Scot K. Morrison	43	Vice President of Engineering
Robert L. Wheaton	59	Vice President of Worldwide Field Operations

Mr. Klein has been a director of Wind River since July 2003 and in January 2004 became the Chairman of the Board, President and Chief Executive Officer of Wind River. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation, a software company focused on business technology optimization, where he served as Chief Operating Officer from January 2000 until December 2003. He also served at Mercury Interactive as a director from July 2000 until December 2003 and held management positions there from 1992 through 1999 including President of North American Operations and Vice President of North American Sales. Mr. Klein serves on the Board of Directors of Tumbleweed Communications Corp., a provider of messaging solutions and is a director of a privately-held company. Mr. Klein holds a B.S. degree in electrical engineering and biomedical engineering from the University of Southern California.

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

ITEM 1A.	RISK FACTORS

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

The adoption of a subscription-based license model has impacted the timing of our reported revenues. Under the enterprise license model revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance being deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our subscription-based products. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. In addition, an increase in the number of subscription license renewals on multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

We may not continue to increase adoption of our enterprise license model.

Today, the majority of our products are licensed under an enterprise license model that is based upon subscription licenses rather than our traditional perpetual licenses. There is a risk that we will not be able to continue or increase our rate of adoption to our subscription-based model, that customers may not accept the new products we offer under our enterprise license model or that they may reject the terms of the model itself. In addition, although enterprise licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the term.

There is a further risk that the more complex and time consuming negotiations for enterprise licenses may affect our ability to close such transactions, and that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses.

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

We have adopted an open source strategy and have released products based on open source that may not be successfully adopted or may not generate profits.

We offer products that are based on open source software, including our stand-alone development tool products for use with open source components, and our platform products that are distributed with open source components. We cannot be certain whether these and future open source product offerings will be successfully adopted by new and current customers and our open source strategy may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Our open source products may subject us to increased legal risks.

As our products that include open source components are adopted, we face increased legal risks, which could affect our ability to develop or sell our open source products. Our open source strategy may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. In addition, third parties could allege that our own development efforts considered to be proprietary have resulted in allegedly infringing work or work that is subject to open source obligations. Our risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business. It is also possible that our own intellectual property rights in derivative works we develop under the GNU General Public License (GPL) that applies to Linux and many other popular open source products, or other open source licenses, may be infringed and that as a result we may need to bring our own claim against third parties.

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

Uncertainty regarding the legal risks related to open source components could affect sales of our open source products generally. Finally, as result of legal concerns about open source, we are facing increased pressure from our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties related to open source. We have, in limited circumstances, provided additional indemnification related to open source. Our financial condition and results of operations may be adversely affected if we have to indemnify our customers from the threats posed by open source.

If we do not continue to address new and rapidly changing markets and increasingly complex technologies successfully and deliver our products on a timely basis, our revenues and operating results will decline.

The Device Software Optimization market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. Our success depends upon our ability to adapt and respond to these changes in a timely and cost-effective manner. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. We have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. If we fail to commercially release new products on a regular basis, our financial performance could suffer. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, or if the new products we develop are not attractive to our customers, sales of our products could decline.

Numerous factors may cause our total revenues and net income to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and net income. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our revenues and net income include:

•	acceptance by our customers of our current and new product offerings;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates;

•	the impact of changes to existing accounting pronouncements relating to income taxes; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, restricted stock, stock appreciation rights or any other stock-based awards.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high or may cause our net revenues and net income to fluctuate significantly. Results from prior periods are thus not necessarily indicative of the results of future periods.

We face intense competition in the Device Software Optimization industry, which could decrease demand for our products or cause us to reduce our prices.

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

Demands for rapid change and the increasing complexity of the technology in our industry intensify the competition we face. In addition, our competitors may consolidate or establish strategic alliances to expand product offerings and resources or address new market segments. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products. These factors favor larger competitors that have the resources to develop new technologies or to respond more quickly with new product offerings or product enhancements. We may be unable to meet the pace of rapid development set by our competitors or may incur additional costs attempting to do so, which may cause declines in our operating results. Our competitors may foresee the course of market developments more accurately than we do and could in the future develop new technologies that compete with our products or even render our products obsolete, any of which could adversely affect our competitive position and therefore our operating results.

Patent, trademark or copyright infringement, trade secret misappropriation or product liability claims against us may result in costly litigation, cause product shipment delays or require us to expend significant resources. In addition, patent or copyright claims may require us to enter into royalty or licensing arrangements.

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Adoption of our open source strategy increases this risk in part because many of the open source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

Although our agreements with our customers contain provisions intended to limit our exposure to infringement and liability claims and typically do not provide for indemnification for open source materials, our agreements may not be effective in limiting our exposure in all circumstances. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party’s intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.

Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate, claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For fiscal 2006, revenues from international sales were $118.7 million, or 45% of total revenues, as compared to $106.8 million, or 45%, of total revenue for fiscal 2005. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development, were $65.6 million, or 25% of total revenues, for fiscal 2006 compared to $59.2 million, or 25% of total revenues, for fiscal 2005. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations and affect our results of operations or how we conduct our business.

On February 1, 2006, we adopted FASB Statement 123R, “Share-Based Payment,” (“SFAS 123R”) and are now required to measure and record compensation costs for all stock-based compensation, including our stock options and employee stock purchase plan, at fair value. The adoption of SFAS No. 123R will have a material adverse impact on our gross margin, income from operations, net income, and our net income per share by decreasing our income or creating a loss by the additional amount of such stock compensation charges. Also, a change in any other accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during fiscal 2005, our stock had an intra-day high sales price of $14.77 and an intra-day low sales price of $7.87 and, during fiscal 2006, our stock had an intra-day high sales price of $17.68 and an intra-day low sales price of $11.04. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

Because certain of our customers provide products and services to U.S. Government agencies, as their supplier we may be subject to unique risks that could increase our costs and make revenue related to these customers more difficult to predict.

As a subcontractor to the U.S. Government, we must comply with and are affected by certain laws and regulations related to the award, administration and performance of U.S. Government contracts and other regulations particularly related to the aerospace and defense industry, such as export control regulations including International Trafficking in Arms regulations. In addition, under applicable regulations, various audit agencies of the U.S. government conduct regular audits of contractors’ compliance with a variety of U.S. government regulations and have the right to review retroactively the financial records under most U.S. government contracts. Further, as a U.S. Government subcontractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not. This increases our internal procedures and costs, and as well we may face an increased risk of non-compliance as these processes and rules requirements involve separate processes that are outside our standard, commercial practices.

In addition, our contracts with customers providing products and services to the U.S. government are subject to uncertainty since their governmental contracts are subject to U.S. government appropriations that are changeable and determined on an annual basis. Also, the U.S. government has the right to modify, curtail or terminate customer contracts, which would result in corresponding changes to our contracts with our customers. Some of our contracts are subject to contract accounting, which requires judgment relative to assessing risk, estimating contract revenues and costs and making assumptions regarding scheduling and technical issues. Because of these risks, it is difficult to predict anticipated future revenues attributable to government related subcontracts. If we do not effectively manage these risks, our operating results could be materially negatively impacted.

Our restructuring plans may not enable us to achieve profitability in a difficult economic environment or achieve our business objectives.

In each of fiscal 2002 through 2006, we implemented restructuring plans that were designed to align our cost structure more closely with our anticipated revenues. Our restructuring plans were based on certain assumptions regarding the cost structure of our business and the nature and severity of the current industry adjustment and general economic trends. We cannot be certain that the assumptions underlying the restructuring plans will prove to be accurate. If they are not, our restructuring plans may not result in the correct alignment of our anticipated revenues and cost structure. Our restructuring plans involved the implementation of a number of initiatives, including headcount reductions, facilities closures, and other cost-control measures, that may adversely affect our ability to realize our current or future business objectives. As a result of the headcount reductions, we eliminated an aggregate of 1,211 employee positions since the beginning of fiscal 2002. We also recorded net restructuring charges of $1.3 million, $2.7 million and $2.2 million for fiscal 2006, fiscal 2005 and 2004, respectively. These measures may adversely affect our ability to realize our current or future business objectives. In addition, the costs actually incurred in connection with restructuring actions may exceed our estimated costs of these actions. Additional restructuring actions may result in further cash and/or non-cash charges, which could have a material adverse effect on our business and results of operations. As a result, we cannot be sure that we will continue to be profitable as a result of our restructuring plans.

We have substantial financial commitments, which could make it difficult for us to obtain financing and deplete our cash reserves. Additionally, these commitments could be accelerated in certain circumstances, which could impact the timing of the impact on our cash flows.

As of January 31, 2006, we had $42.2 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of January 31, 2006, we had cash and cash equivalents of $59.3 million, short-term investments of $44.0 million and long-term investments of $115.6 million. The indenture under which our convertible subordinated notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness. In June and March 2005, we repurchased $12.8 million and $20.0 million of our convertible subordinated debt, respectively.

The costs associated with acquisitions and investments could disrupt our business and harm our operating results.

We anticipate that, as part of our business strategy, we will continue to evaluate acquisition and investment opportunities in businesses, products and technologies that complement ours. These investments and acquisitions can be expensive and often require us to dedicate significant time and resources to the process. We have incurred significant costs in connection with acquisition transactions in prior fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; diverting management’s attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. If we cannot successfully manage the integration of businesses we may acquire or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

If revenues associated with acquired businesses do not meet our original expectations, acquisitions may result in charges relating to impairment of acquired goodwill and purchased intangibles.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also lease a number of sales, services, customer training, manufacturing, and research and development offices for current use consisting of approximately 333,000 square feet in various locations in North America, EMEA, Japan and the Asia Pacific region. We believe that our facilities are adequate to meet our current and anticipated business needs.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol WIND. As of April 3, 2006, there were approximately 649 stockholders of record of our common stock. The following table sets forth the intra-day low and high sales prices on the NASDAQ National Market for the quarters indicated:

	Low	High
Fiscal 2005
First quarter ended April 30, 2004	$7.87	$12.97
Second quarter ended July 31, 2004	8.50	11.85
Third quarter ended October 31, 2004	8.17	14.15
Fourth quarter ended January 31, 2005	10.99	14.77

Fiscal 2006
First quarter ended April 30, 2005	$12.51	$16.34
Second quarter ended July 31, 2005	12.73	17.68
Third quarter ended October 31, 2005	11.04	17.60
Fourth quarter ended January 31, 2006	12.16	16.00

We have not paid cash dividends on our common stock to date. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

We did not repurchase any of our common stock during the quarter ended January 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and with the Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K.

	Years Ended January 31,
	2006		2005	2004	2003		2002
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$266,323		$235,400	$204,119	$249,121		$351,072
Income (loss) from operations	23,885		12,681	(24,835)	(98,476	)(1)	(374,952	)(2)
Net income (loss)	29,295	(4)	8,165	(24,564)	(106,864)		(375,634	)(3)
Net income (loss) per share:
Basic	0.35		0.10	(0.31)	(1.35)		(4.84	)(3)
Diluted	0.33		0.09	(0.31)	(1.35)		(4.84	)(3)

	As of January 31,
	2006		2005	2004	2003		2002
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$19,290		$13,413	$27,220	$29,430		$127,087
Total assets	483,244		452,254	502,552	490,454		606,733
Convertible subordinated notes, excluding current portion, and other long-term obligations(5)	2,420		76,543	191,468	151,019		150,627
Stockholders’ equity	303,447		255,945	233,016	251,925		348,141

(1)	Loss from operations includes amortization of purchased and other intangibles of $10.5 million, impairment of purchased intangibles of $4.3 million and restructuring costs of $32.7 million.
(2)	Loss from operations includes amortization of goodwill, purchased and other intangibles of $81.2 million, impairment of goodwill and purchased intangibles of $257.4 million and restructuring costs of $21.7 million.
(3)	Net loss and net loss per share includes those items stated in (2) above, together with a write down of private and publicly held investments of $11.3 million.
(4)	Net income and net income per share includes the release of certain international deferred tax valuation allowances of $6.8 million.
(5)	See Note 8 “Convertible Subordinated Notes” in Notes to Consolidated Financial Statements filed as part of this Annual Report for further details. The balance outstanding as of January 31, 2006 related to the convertible subordinated notes is included in current liabilities due to the fact that repayment is due within one year of the balance sheet date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Operating and Financial Summary

Wind River is a global leader in Device Software Optimization. Our software is used to develop and run devices better, faster, at a lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers Device Software Optimization solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

Key Operating and Financial Metrics

Members of our senior management team regularly review key operating and financial metrics such as net revenues, earnings per share, operating cash flows and net change in short-term deferred revenues. These metrics allow management to monitor the robustness and profitability of our business and to evaluate any necessary areas for investment or, in contrast, for improved efficiencies and effectiveness.

How We Earn Our Revenues

We earn our revenues from the license and sale of our products and from providing services related to our products. Our software products are licensed to our customers for their development use under either a subscription license or a perpetual license. Customers who purchase a subscription license, also referred to as an enterprise license, are charged per term, typically, an annual fee, renewable at the election of the customer. Customers who purchase a perpetual license are generally charged a one-time, up-front fee. Once development is completed, whether under a subscription license or a perpetual license, we also generally charge our customers a production license fee for every copy of our product included in the final, manufactured device. Customers either report their usage on a quarterly basis or purchase a block of production licenses in advance of use. We also earn revenue for support and maintenance services for our products, which includes telephone support and provision of updates. For products licensed under a perpetual license, support and maintenance may be purchased for a separate fee. For products licensed under a subscription license, support and maintenance is included in the per-term fee, and includes upgrades. In addition, we also charge customers for other services related to our products, such as training and professional services. Our training services are generally purchased for a fixed fee, while our professional services are available on both a time-and-materials and fixed price contract basis. Our professional services are designed to assist our customers with the design and development of a completed device or application.

Our product revenues are comprised of revenues from perpetual licenses, the revenues that we receive for all production licenses, whether related to development under a perpetual license or a subscription license, and hardware revenues. Our subscription revenues are derived from revenues from our subscription licenses, not related to production fees, and includes support and maintenance provided to these customers. Our services revenues are derived from our professional services revenues and training, as well as revenues for support and maintenance of our products under perpetual licenses.

Summarized below is a tabular representation of the components of our revenue categories:

Product Type
Revenue Category	Subscription License	Perpetual License	Professional Services	Maintenance	Training/ Education

Product Revenues	Production licenses (royalties)	Perpetual license fees and production licenses	N/A	N/A	N/A

Subscription Revenues	Subscription fees	N/A	N/A	Maintenance for subscription licenses	Education credits

Service Revenues	Additional education credits	N/A	Professional services	Maintenance for perpetual licenses	Training related to perpetual licenses

Our Licensing Models

We license our software using two primary licensing models, subscription-based enterprise licensing and project-based perpetual licensing. Our Wind River Platforms and Workbench Integrated Development Suite are primarily licensed under enterprise licensing.

Our subscription-based enterprise license model has been offered to customers since November 2002. This model includes subscription-based development licenses that are typically one year in duration, although some licenses extend to periods greater than one year. Subscription-based enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River Platforms or tools expires unless renewed. Most subscription-based enterprise licenses (i) have an initial duration of one year, with annual renewals, (ii) include payment terms for the full cost of the annual subscription within 30-60 days after entering into the enterprise license agreement, (iii) include production license reporting once a customer makes a commercial release of a device that incorporates our products, and (iv) may include a number of service credits for field engineering support. During fiscal 2006 and 2005, some customers have entered into multi-year license agreements with us. These agreements have generally included payment terms for the full cost of the multi-year subscription within 30-90 days after entering into the enterprise licensing agreement.

We also offer to customers a variation on this model that includes a higher priced per-seat subscription without a separate per-unit production license fees, allowing our customers to choose between the “shared success” model that includes production license fees or a pure “per-seat” subscription model without a separate production license fee. To date, the majority of subscription licenses continue to include per-unit production licenses fees, which aggregate volumes across the enterprise to create incentives for broader adoption. However, we believe that offering certain variations of our enterprise licensing models allows our customers to have greater flexibility in meeting their business needs.

We also license our software under project-based perpetual licenses. Under this model, our customers pay an up-front, development license fee together with an annual maintenance fee that is based on a fixed percentage of the total licensing fees. For device software products, the customer typically also pays an additional per-unit, per-project production-license fee based on the number of copies of our operating system software that are included in final manufactured devices. The terms of the perpetual license for our software restrict the customer’s use to a specific project, such as a line of printers or digital camera and, as a result, any software licenses or prepaid production license fees can generally only be used on that specific project.

Under our perpetual license model, we sell our products at the specific project level and are dealing primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River Platform products is to seek enterprise wide adoption. As a result, the customer’s decision to adopt our products is more strategic, leading to longer sales lead times and ultimately more complex and time consuming negotiations. Our success is therefore dependent upon our ability to first educate our current and potential customers of the value associated with our Wind River Platform products and services and, secondly, our ability to negotiate and close such transactions with these customers on terms which are mutually agreeable.

Due to the fact that a significant portion of our business is sold under the subscription-based enterprise licensing model, our reported revenue in a given quarter does not necessarily reflect our level of business activity. Under the subscription-based enterprise license model, revenue is recognized ratably over the subscription period. By contrast, under applicable accounting rules, for a perpetual license the majority of license revenue is required to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current-quarter revenue than an equal-sized order for a perpetual license, but will result in increased deferred revenue compared to the perpetual license. We expect customers to continue to transition from perpetual licensing to enterprise licensing in the current year and this may impact the timing of our reported revenues. The mix of enterprise licensing orders and perpetual orders in any given quarter can vary and may consequently also have an impact on that quarter’s reported revenues.

Recent Operating Results

During fiscal 2006, we continued to grow revenue and deferred revenue while improving our profitability and cash flow from operations. Growth in revenue and deferred revenue was primarily driven by an increase in our subscription-based enterprise licensing business arising from additional focus on our Device Software Optimization strategy and an improvement in the overall economy.

Our total revenues were $266.3 million in fiscal 2006 compared to $235.4 million in fiscal 2005, an increase of $30.9 million or 13% and increased by $31.3 million or 15% in fiscal 2005 over revenues of $204.1 million in fiscal 2004. Our net income was $29.3 million or $0.33 per fully diluted share in fiscal 2006. Our net income in fiscal 2005 was $8.2 million or $0.09 per fully diluted share and our net loss in fiscal 2004 was $24.6 million, or a net loss of $0.31 per fully diluted share.

Our total deferred revenue has increased by 27% to $98.3 million at January 31, 2006 from $77.1 million at January 31, 2005, primarily as a result of continued increases in sales of our subscription based enterprise license products. Short-term deferred revenues have increased by 29% to $84.5 million at January 31, 2006 from $65.6 million at January 31, 2005. Of the total deferred revenue balance at January 31, 2006, $13.8 million relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $49.3 million in fiscal 2006 compared to $40.4 million in fiscal 2005 and cash used in operations of $9.0 million in fiscal 2004. We repurchased $32.8 million of our 3.75% convertible subordinated notes in fiscal 2006. We also repurchased 408,700 shares of our common stock for an aggregate purchase price of approximately $5.0 million during fiscal 2006, and we repurchased 350,000 shares of our common stock for an aggregate market price of $4.2 million in March 2006.

Acquisitions

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

In accordance with the purchase method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), we allocated the total consideration to the intangible assets and tangible liabilities acquired, based on their estimated fair values. Of the purchase price, $2.5 million was allocated to intangible assets and $7.6 million was allocated to goodwill. The intangible assets consist of existing technology of $1.7 million, core technology of $400,000, maintenance agreements of $300,000 and non-competition agreements of $100,000 and are being amortized over periods of two to seven years. The goodwill of $7.6 million represents our assigned value for the long-term potential of the integration of the ScopeTools business unit into our overall product strategy. The ScopeTools business unit’s results of operations have been included in our results since the date of acquisition.

On March 20, 2006, we acquired Interpeak AB (“Interpeak”) for approximately $20 million, primarily for cash consideration, plus our acquisition costs. Interpeak is a privately held Swedish company that provides networking, security, and mobility middleware software that enables next-generation devices to connect securely to the internet. We expect to account for this acquisition as a purchase transaction in accordance with SFAS No. 141 and, accordingly, the total consideration will be allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity are:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Accounting for income taxes; and

•	Stock-based compensation

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments.

We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”); Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”; and Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition” (“SAB 104”). We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists for all undelivered elements of the arrangement, and collection is determined to be probable. These four criteria are further defined as follows:

Persuasive evidence of an arrangement exists. It is our customary practice for arrangements other than a clickwrap agreement to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenues on an arrangement. For products purchased under a clickwrap agreement it is generally our customary practice to have a customer purchase order prior to recognizing revenues.

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

Our enterprise license model agreements require that we deliver unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, fees from our enterprise license agreements are recognized ratably over their term. If an agreement includes a specified upgrade, all revenue that would have otherwise been recognized is deferred until the specified upgrade is delivered.

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time delivery has occurred for perpetual licenses and ratably over the related term for subscription licenses. Sales to distributors are generally recognized as noted above provided that we have evidence of an end-user agreement.

Professional service revenues are generally separately priced, are available from a number of suppliers, and are typically not essential to the functionality of our software products. Revenues from these services are recognized separately from the license fee if the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

Contract accounting is utilized for service revenues from fixed-price contracts that require significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. To date these losses have not been significant. The complexity of the estimation process and judgments related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which is typically 12 months. Service revenues from training and consulting are recognized when the services are provided.

The vendor’s fee is fixed or determinable. At the time of each transaction, we assess whether the fee associated with a revenue transaction is fixed or determinable based on the payment and other terms associated with the transaction. For product and subscription revenues, if a significant portion of a fee is due after our standard payment terms, which are generally no greater than 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due subject to all other revenue recognition criteria being met.

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

Vendor Specific Objective Evidence (“VSOE”). We establish VSOE for maintenance services by reference to substantive stated future renewal rates included in contracts or the amounts charged on similar transactions. We establish VSOE for professional services time-and-materials contracts by reference to standard hourly rates separately charged for services. We do not have VSOE for professional services fixed-price contracts. Where such services are sold in conjunction with other products, significant management judgment is required to determine appropriate revenue recognition.

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

Estimating sales returns and other allowances, and allowance for doubtful accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result. The provision for sales returns and other allowances was $2.8 million and $2.7 million at January 31, 2006 and 2005, respectively. The provision represents 1.0% and 1.2% as a percentage of net revenues, for fiscal 2006 and 2005, respectively.

Similarly, management makes estimates of the non-collectibility of accounts receivables, specifically analyzing accounts receivable and historical bad debts, geographic concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. The allowance for doubtful accounts was $1.5 million and $2.0 million at January 31, 2006 and 2005, respectively. The allowance represents 2.1% and 3.0% as a percentage of gross accounts receivable, as at January 31, 2006 and 2005, respectively. See Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements for a summary of activities during the years reported.

Valuation of long-lived assets, including goodwill and purchased intangibles

Goodwill and purchased intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets, other than goodwill are amortized over the estimated useful lives ranging from one year to seven years on a straight-line basis. Significant management judgment is involved in assessing the fair value of goodwill and purchased intangible assets received. The primary methods used to determine the fair value of assets received is the income approach, under which we must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets, and the market approach, under which we compare the value of our business unit to publicly-traded companies in similar lines of business. If we made different judgments, material differences in the amount of fair value assigned to purchased intangibles and goodwill could arise.

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). We currently operate as one segment and have one reporting unit. The primary methods used to determine the fair value of goodwill for impairment purposes were the income and market approaches. Goodwill was $91.8 million at January 31, 2006 and $92.0 million at January 31, 2005 and purchased intangibles, net, were $1.9 million and $2.5 million at January 31, 2006 and 2005, respectively.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. A significant portion of our long-lived assets, including goodwill, are located in North America.

The assessment for any required impairment charge for goodwill, purchased intangibles and other long-lived assets is based upon estimated discounted cash flows over the remaining useful life of the goodwill, purchased intangibles or long-lived assets using an appropriate discount rate that incorporates our cost of capital and the risk profile of the associated investment. The assumptions supporting the cash flows, including the discount rates, are determined using our best estimates as of the date of the impairment review. These estimates are highly subjective and require significant management judgment as these estimates require us to make assumptions regarding future operating results, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets not previously recorded. For details about the impairment charge we recorded during fiscal 2004, see “—Results of Operations—Years Ended January 31, 2006, 2005 and 2004—Impairment of Purchased Intangibles” below.

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. During the years ended January 31, 2006 and 2005, we realized benefits of $223,000 and $1.0 million, respectively, arising from the final assessment of foreign tax audits. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that it is more likely than not that our deferred tax assets in our remaining jurisdictions will not be realized, due primarily to uncertainties related to our ability to utilize our net operating losses carried forward and foreign tax credits before they expire. Accordingly, we have recorded a deferred tax asset of $6.2 million and $682,000, related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets at January 31, 2006 and 2005, respectively.

Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with SFAS No. 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Following our analyses, in fiscal 2006 we released our valuation allowance against our deferred tax assets in Austria, Canada, Sweden, Israel and released part of our valuation allowance in Japan and in fiscal 2005 we released our valuation allowance against our deferred tax assets in Germany. The release of these valuation allowances caused an incremental tax benefit of $6.8 million and $682,000 to be recognized in fiscal 2006 and 2005, respectively. The valuation allowance at January 31, 2006 is $92.2 million and relates primarily to deferred tax assets held in the US. We estimate that when this valuation allowance is released, approximately $82.9 million will result in an income tax benefit to the statement of operations and approximately $9.3 million related to stock option exercises and related tax credits will be credited directly to additional paid in capital. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. Due to our recent profitability, we believe that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Stock-based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have continued to account for stock-based employee compensation using the intrinsic value method. Under that method, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. On February 1, 2006, we were required to adopt SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R), which requires us to measure and record compensation cost for all share-based payments at fair value.

This statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. Application of SFAS No. 123R is very complex and involves a number of assumptions, including volatility and the expected term. Incorrect application of the rules or the use of incorrect assumptions could have a significant impact on our consolidated financial statements.

Results of Operations for the Years Ended January 31, 2006, 2005 and 2004

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues, in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model, and from sales of our hardware. Subscription revenues consist of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
Product revenues	$126,971	$123,298	$116,784	48%	52%	57%
Subscription revenues	73,976	48,960	19,125	28	21	10
Service revenues	65,376	63,142	68,210	24	27	33

Total revenues, net	$266,323	$235,400	$204,119	100%	100%	100%

Total revenues increased 13% in fiscal 2006 compared to fiscal 2005 and increased 15% in fiscal 2005 compared to fiscal 2004. The increase in total revenues in fiscal 2006 compared to 2005 was primarily due to increased subscription revenues earned under our enterprise licensing model. The increase in total revenues in fiscal 2005 compared to 2004 was primarily due to higher customer demand for our software and hardware, improvements in production license revenues and increased investments in device software optimization solutions as a result of an improvement in the overall economy.

Our product revenues have been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted, and will continue to impact, our revenues as customers continue transition to the Wind River Platforms, our deferred revenues have increased to $98.3 million at January 31, 2006 from $77.1 million at January 31, 2005, primarily as a result of the transition of business to our Wind River Platforms. Our service revenues, in particular maintenance revenues, have also been affected by the transition due to the fact that services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues    Product revenues are comprised of perpetual license revenues, including hardware revenues, and production license revenues from perpetual and subscription licensing. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
Perpetual license revenues	$44,462	$51,605	$58,085	17%	22%	28%
Production license revenues	82,509	71,693	58,699	31	30	29

Total product revenues	$126,971	$123,298	$116,784	48%	52%	57%

Perpetual license revenues declined 14% or $7.1 million in fiscal 2006 compared to fiscal 2005 and declined 11% or $6.5 million in fiscal 2005 compared to fiscal 2004. Perpetual license revenues have sequentially decreased as a percentage of revenue in fiscal 2006, 2005 and 2004 due to the transition of our customers to our Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual license revenues may decline as our customers continue their transition to our enterprise licensing model.

Production license revenues increased 15% or $10.8 million in fiscal 2006 compared to fiscal 2005 and increased 22% or $13.0 million in fiscal 2005 compared to fiscal 2004. The increase in fiscal 2006 and 2005 was primarily from the growing networking and consumer devices segments, further improvement in our execution of our revenue assurance program, which includes increased monitoring of customer license compliance and improvement in our customer’s own quarterly reporting processes. We expect production license revenues to increase in absolute dollars in fiscal 2007.

Subscription Revenues    Subscription revenues increased 51% or $25.0 million in fiscal 2006 compared to fiscal 2005. The significant increase in fiscal 2006 in subscription revenues resulted primarily from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model, also known as our subscription model, and increasing volumes of subscription business with these customers. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of revenue in fiscal 2007. Fiscal 2004 was the first full fiscal year in which we sold our Wind River Platform products under the enterprise license model. The continued transition of customers to enterprise license model will continue to affect the timing of when we recognize revenues because we recognize fees under this business model ratably as opposed to our perpetual model where a significant proportion of the fee is recognized at the time the transaction is completed.

Service Revenues    Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
Maintenance revenues	$33,241	$38,264	$44,980	12%	16%	22%
Other service revenues	32,135	24,878	23,230	12	11	11

Total service revenues	$65,376	$63,142	$68,210	24%	27%	33%

Maintenance revenues declined 13% or $5.0 million in fiscal 2006 compared to fiscal 2005, and declined 15% or $6.7 million in fiscal 2005 compared to fiscal 2004. The decline in both fiscal 2006 and 2005 is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee and is therefore recognized as subscription revenue. We expect maintenance revenues will continue to decline as our customers increasingly adopt our subscription licensing model and, as such, these revenues will be recognized within the subscription revenue category. Other service revenues, which consist of professional services and training, increased 29% or $7.3 million in fiscal 2006 compared to fiscal 2005 and increased 7% or $1.6 million in fiscal 2005 compared to fiscal 2004 primarily due to increased demand in our digital consumer market. During fiscal year 2006, 2005 and 2004, we generated $9.7 million, $6.0 million, and $8.0 million in revenue from fixed-price services contracts, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials services contracts are recognized as services are performed.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
North America	$147,601	$128,649	$114,527	55%	55%	56%
EMEA	61,129	55,665	47,825	23	24	24
Japan	35,961	33,006	27,160	14	14	13
Asia Pacific	21,632	18,080	14,607	8	7	7

Total revenues, net	$266,323	$235,400	$204,119	100%	100%	100%

Revenues from international sales increased 11% to $118.7 million in fiscal 2006 from $106.8 million in fiscal 2005 and increased 19% from $89.6 million in fiscal 2004. The overall increase in fiscal 2006 was primarily due to a 15% increase in revenues from North America and a 10% increase in revenues from EMEA between fiscal 2006 and 2005. The increase in fiscal 2005 compared to fiscal 2004 was due to a 16% increase in revenues from EMEA, a 22% increase in revenues from Japan, and a 24% increase in revenues from Asia Pacific. The increases in revenues in each geographic area over these periods resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues during fiscal 2006. As is the case with North America, our international revenues have also been affected as the result of the transition of some of our customers to our Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 45% of total revenues in both fiscal 2006 and 2005, and 44% in fiscal 2004. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are primarily denominated in United States Dollars, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of January 31,		Dollar Change	Percentage Change
	2006	2005
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$52,156	$40,910	$11,246	27%
Maintenance and other	32,349	24,705	7,644	31

Total current deferred revenues	84,505	65,615	18,890	29
Long-term deferred revenues:
Subscriptions	13,181	11,067	2,114	19
Maintenance and other	579	425	154	36

Total long-term deferred revenues	13,760	11,492	2,268	20

Total deferred revenues	$98,265	$77,107	$21,158	27%

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

The growth in subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels for this business model. The growth in deferred revenues for maintenance and other during fiscal 2006 relates primarily to the additional deferred consulting services revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
Product	$4,656	$5,747	$9,642	4%	5%	8%
Subscription	13,721	11,259	5,333	19	23	28
Service	38,495	32,777	36,146	59	52	53
Amortization of purchased intangibles	525	1,646	5,482

Total cost of revenues	$57,397	$51,429	$56,603

Gross margin	$208,926	$183,971	$147,516
Gross margin percentage	78%	78%	72%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to personnel related costs.

Cost of Product. Product-related costs consist primarily of salaries and benefits for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of products as a percentage of associated revenues decreased from 5% in fiscal 2005 to 4% in fiscal 2006 and decreased from 8% in fiscal 2004 to 5% in fiscal 2005. The decrease in both years was due primarily to lower allocated direct production costs and increased production license revenues that have only marginal cost of product. The decrease in absolute dollars of cost of product in fiscal 2006 compared to fiscal 2005 was primarily due to a decrease in third party royalty costs due primarily to the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005 consequently eliminating certain royalty expenses following the acquisition, partially offset by increased hardware costs and manufacturing distribution costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries and benefits for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. The increase in subscription costs in both years was primarily due to the higher allocation of maintenance and support services costs and higher production costs as a result of the related increase in subscription revenue. Subscription-related production costs were $5.6 million, $4.5 million and $1.4 million during fiscal 2006, 2005 and 2004, respectively. Subscription-related maintenance and support services costs were $7.7 million, $6.8 million and $3.4 million during fiscal 2006, 2005 and 2004, respectively. The decreases in cost of subscription revenues as a percentage of subscription revenues in fiscal 2006 compared to fiscal 2005 and in fiscal 2005 compared to fiscal 2004, were primarily related to a lower utilization of support services. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The increase in absolute dollars of cost of service in fiscal 2006 compared to fiscal 2005 was primarily due to an increase in full-time employees and outside consultants for our professional services as a result of the increased level of services business in fiscal 2006. The decrease in absolute dollars of service costs in fiscal 2005 compared to fiscal 2004 was primarily due to reduced use of outside consultants and a reduction of full-time employees as part of the restructuring programs implemented beginning fiscal 2003 through fiscal 2005. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The decreases in amortization in fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004 were due to a lower amortizable base of purchased intangible assets. We expect that amortization of purchased intangibles will increase in fiscal 2007 due to our recent acquisition of Interpeak which will be accounted for as a purchase transaction. Purchased intangibles, including completed technology, will be amortized over its estimated useful economic life.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on worldwide headcount data. Information technology allocated costs include salaries, employee-related costs, outside consulting costs for internal projects, communication costs, hardware and software maintenance contracts costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, and certain other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

The general increases in absolute dollars in selling and marketing, product development and engineering costs relates primarily to increases in personnel expenses and consulting expenses. The impact foreign exchange rate movements did not have a significant impact on our operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
Selling and marketing	$95,301	6%	$89,758	6%	$84,817
As a percentage of total revenues	36%		38%		42%

The increase in selling and marketing expenses in fiscal 2006 compared to fiscal 2005 was 6% or $5.5 million. This increase was primarily attributable to increased employee-related costs, increased travel and entertainment together with increased costs for promotional events partially offset by a decrease in distributor commissions of $1.0 million. The employee-related costs, increased by $3.6 million as compared to fiscal 2005, primarily related to our continued investment in our sales organization. In addition, travel and entertainment and promotional events increased by approximately $1.8 million in aggregate due to increased investment in marketing and promotional expenditures to strengthen the Wind River brand.

The increase in selling and marketing expenses in fiscal 2005 compared to fiscal 2004 was 6% or $4.9 million. This increase was attributable to higher employee-related costs of $5.5 million due to an increased investment in the sales organization and higher revenues. In addition distributor commissions increased by $729,000, as a result of increased use of distributor and sales agents, and advertising and marketing costs increased by $718,000. The increases were partially offset by a reduction in depreciation expense of $1.2 million, arising from a lower depreciable base of short-lived fixed assets and $2.0 million due to a decrease in rent and other facility costs.

Selling and marketing expenses declined as a percentage of revenues for fiscal year 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004, due to the fixed elements being spread over a higher revenue base.

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

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
Product development and engineering	$65,550	11%	$59,224	5%	$56,673
As a percentage of net revenues	25%		25%		28%

The increase in product development and engineering expenses in fiscal 2006 compared to fiscal 2005 was 11% or $6.3 million. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet customer demands. During fiscal 2006 compared to fiscal 2005, salaries and related fringe benefits costs increased by approximately $3.0 million due primarily to increased headcount and external consultant costs increased by approximately $1.9 million. In addition, amounts capitalized in relation to software development in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (SFAS No. 86) and cost offset for funded research and development decreased by approximately $3.6 million thereby resulting in an increase in net expense in fiscal 2006 as compared to fiscal 2005. The increases in product development and engineering expenses were partially offset by a decrease in engineering incentive program expense of $1.2 million in addition to certain other cost efficiencies.

The increase in product development and engineering expenses in fiscal 2005 compared to fiscal 2004 was 5% or $2.6 million. This increase was primarily attributable to higher salaries and fringe benefits of $3.5 million, the addition of an engineering incentive program totaling $1.1 million and an increase in consulting and outside costs of $922,000. These increases were offset by a decrease in depreciation expense of $1.7 million due to a lower base of depreciable assets and savings in several other areas. Additionally, in accordance with SFAS No. 86, we capitalized $1.5 million of product development expenses in fiscal 2005 in connection with the release of VxWorks 6.0 and Workbench 2.2, both of which were major product releases. The related costs is being be amortized over two years as a component of cost of revenues. There were no capitalized software development costs in fiscal 2006 or fiscal 2004.

We expect that product development and engineering expenses in absolute dollars will not increase significantly in the short-term.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities related expenses and external fees for professional services, such as legal and accounting.

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
General and administrative	$22,513	7%	$21,087	(18)%	$25,816
As a percentage of net revenues	8%		9%		13%

The increase in general and administrative expenses in fiscal 2006 compared to fiscal 2005 was 7% or $1.4 million and was primarily due to an increase in legal expenses of $1.2 million, salary and related benefit costs of approximately $875,000, partially offset by a decrease in external accounting and consultant costs of $580,000. The increase in legal expenses was primarily due to outside counsel fees associated with legal proceedings and claims. General and administrative expenses in fiscal 2006 as a percentage of revenues decreased slightly as compared to 2005 due to the increase in revenues and the fixed nature of certain of these costs.

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

Goodwill. We performed our annual test for goodwill impairment as required by SFAS No. 142 in the second quarter of fiscal 2006, 2005 and 2004 as of June 30. We currently operate in one segment, which is also the only reporting unit for the purposes of SFAS 142. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for fiscal 2006 and 17% for fiscal 2005 and 2004, were determined using our best estimates as of the date of the impairment review. We completed our evaluation under both methods and concluded that goodwill was not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill. There were no circumstances since the annual impairment test date through January 31, 2006, that indicated a further assessment was necessary.

Amortization of Other Intangibles

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
Amortization of other intangibles	$93	(83)%	$554	(47)%	$1,045
As a percentage of net revenues	—%		—%		1%

The decrease in amortization of other intangibles for fiscal 2006 compared to 2005 and 2005 compared to 2004 was due to a lower amortizable base of other intangible assets. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of Real-Time Innovations, Inc. and recorded $400,000 in intangible assets, other than goodwill which are expected to be amortized to operating expenses over a two to seven year period on a straight-line basis.

Impairment of Purchased Intangibles

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
Impairment of purchased intangibles	$—	—%	$—	(100)%	$1,400
As a percentage of net revenues	—%		—%		1%

There were no goodwill or purchased intangibles impairment for fiscal 2006 or 2005. During the second quarter of fiscal 2004, we identified a possible impairment of goodwill and certain purchased technologies relating to a previous acquisition. The impairment was based on a change in the long-term strategic plan for these purchased technologies following a deterioration in the business climate and changes in sales and cash flow forecasts.

Accordingly, we compared the undiscounted cash flows associated with such acquired business and long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, we recorded impairment charges of $1.4 million related to purchased technologies during fiscal 2004. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, impairment charges, a settlement with our former chief executive officer and a settlement of litigation and related remediation efforts. During fiscal 2006, total restructuring and other charges of $1.6 million comprised $1.3 million related to restructured expenses and $313,000 of other charges related to impairment of leasehold improvements.

Restructuring Charges. We recorded net restructuring charges of $1.3 million, $2.7 million and $2.2 million in fiscal 2006, 2005 and 2004, respectively, which in each case were recorded as operating expenses.

Our restructuring plans have been based on certain assumptions regarding the optimal cost structure of our business and our ability to support profitable growth in the future. As a result of the headcount reductions, we eliminated an aggregate of 17 employee positions in fiscal 2006, 58 employee positions in fiscal 2005, 70 employee positions in fiscal 2004 and 591 employee positions in fiscal 2003. Our restructuring program for fiscal 2003 was initiated prior to our adoption of SFAS No. 146 and has been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Our restructuring programs for subsequent years have been accounted for in accordance with SFAS No. 146 and SFAS No. 112.

The following table summarizes our restructuring charges for the years ended, and restructuring liabilities as of, January 31, 2006, 2005 and 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)
Cash payments	(16,000)	(1,462)	(605)	(18,067)

Restructuring liabilities as of January 31, 2004	1,356	1,203	292	2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	246	406	752	1,404
Cash charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	$63	$402	$434	$899

The workforce reductions in fiscal 2004 affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. We also reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 restructuring program. Cash payments in fiscal 2004 primarily related to the workforce reductions and other restructuring related liabilities recorded in fiscal 2003. In addition, we revised estimates for actual experience in the amount of $560,000 in fiscal 2004, primarily related to outplacement fees and COBRA fees associated with workforce reductions.

During fiscal 2005, we undertook further limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. In addition, we incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Cash payments in fiscal 2005 related primarily to the workforce reduction that was undertaken in fiscal 2005 as well as the payments against the vacated facilities provided for in fiscal 2004. Also, in fiscal 2005, we revised estimates for actual usage in the amount of $446,000 in employee-related items that includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office.

During fiscal 2006, we undertook further limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, we revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation related liabilities originally recorded in fiscal 2003. In addition, we completed a transaction to sublease a portion of our facilities in Swindon, U.K. resulting in a restructuring charge of $446,000 related to the estimated loss from the sublease, net of expected sublease income. We expect the workforce reductions to be paid out by the second quarter of fiscal 2007 and consolidation of excess facilities to be paid out by the third quarter of fiscal 2012.

Other Charges. During fiscal 2006, we recorded an impairment charge of $313,000 in accordance with SFAS No. 144 in connection with leasehold improvements at our Swindon facility in the U.K. During fiscal 2005, we reversed $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003. During fiscal 2004, we recorded a charge of $766,000 associated with a settlement with our former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a shareholder loan that Mr. St. Dennis held with us. See Note 7, “Management Changes” in Notes to Consolidated Financial Statements.

Gain/Loss on Sale of Asset

	2006	Percentage Change	2005	Percentage Change	2004
	(In thousands, except percentages)
(Gain) on sale of asset	$—	—%	$(1,982)	—%	$—
As a percentage of net revenues	—%		1%		—%

In fiscal 2005, we sold our Sunnyvale facility and realized a gain of $2.0 million. We had no similar sales in fiscal 2006 or 2004.

Other Income (Expense)

	Years Ended January 31,			Percentage of Total Revenues, net
	2006	2005	2004	2006	2005	2004
	(In thousands, except percentages)
Interest income	$6,333	$6,820	$8,676	2%	3%	4%
Interest expense	(3,057)	(8,511)	(7,256)	(1)	(4)	(4)
Other income (expense), net	(1,098)	(574)	1,251	—	—	1

Total other income (expense)	$2,178	$(2,265)	$2,671	1%	(1)%	1%

Interest Income. Interest income declined by 7% or $487,000 in fiscal 2006 compared to fiscal 2005 and declined by 21% or $1.9 million in fiscal 2005 compared to fiscal 2004. The decrease in fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004 was primarily due to lower average invested balances that resulted from the repurchase of a portion of our convertible subordinated notes (see below). The average yield for fiscal 2006 was 3.50% as compared to 2.68% for fiscal 2005 and 1.94% for fiscal 2004.

Interest Expense. Interest expense decreased by 64% or $5.5 million in fiscal 2006 compared to fiscal 2005 and increased by 17% or $1.3 in fiscal 2005 compared to fiscal 2004. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as other expense. In fiscal 2006 and fiscal 2005, we repurchased $32.8 million and $75.0 million, respectively, of our convertible subordinated notes and as a result, recorded an expense of $401,000 and $1.4 million, respectively, primarily due to acceleration of bond issuance costs. Additionally, in fiscal 2004, we incurred interest of approximately $184,000 each quarter on our loan facility with Wells Fargo. In July of fiscal 2005, the loan facility was fully paid.

Other Income (Expense), Net. During fiscal 2006 and 2005, other income (expense) consists primarily of foreign currency losses. During fiscal 2004, other income consisted mainly of gains on the sale of investments and technology of $1.0 million.

Provision For Income Taxes

We had a tax benefit of $3.2 million, and a tax provision of $2.3 million and $2.4 million in fiscal 2006, 2005 and 2004, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year. As of January 31, 2006 and 2005, our deferred tax assets, with the exception of certain international jurisdictions, were subject to a full valuation allowance based on our determination that these assets will probably not be realized. We have recorded deferred tax assets of $6.2 million and $682,000 as of January 31, 2006 and 2005, respectively. During the year ended January 31, 2006 and 2005, we realized a benefit to tax expense of $6.8 million and $682,000, respectively, related to the release of our valuation allowances in certain international jurisdictions. During the year ended January 31, 2006 and 2005, we realized a benefit of $223,000 and $1.0 million arising from the final assessment of foreign tax audits.

As of January 31, 2006, deferred tax assets of approximately $9.3 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in-capital.

Post Close Events

On March 8, 2006, we announced preliminary results for the quarter and year ended January 31, 2006. Subsequent to this announcement, but before the completion of our Annual Report on Form 10-K for fiscal 2006, management determined that it was appropriate to adjust these previously announced results, primarily to release certain additional international deferred tax valuation allowances totaling $6.1 million, offset by adjustments to accruals of $256,000, which in total caused net income to increase by $5.8 million.

Liquidity and Capital Resources

As of January 31, 2006, we had working capital of approximately $19.3 million, and cash, cash equivalents and investments of approximately $218.9 million, which includes $59.3 million of cash and cash equivalents, $44.0 million of short-term investments and $115.6 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need to do so.

Cash Flows

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Net cash provided by (used in) operating activities	$49,296	$40,383	$(9,035)
Net cash provided by (used in) investing activities	4,468	47,352	(34,960)
Net cash (used in) provided by financing activities	(16,313)	(97,947)	43,479

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as depreciation and amortization expense, stock-based charges, and changes in assets and liabilities. In fiscal 2006, our operating activities provided net cash of $49.3 million compared to $40.4 million in fiscal 2005 and net cash used of $9.0 million in fiscal 2004.

Net cash provided by operating activities increased in fiscal 2006 by $8.9 million as compared with fiscal 2005. The increase was due primarily to the increase in net income of $21.1 million offset in part by a decrease arising from changes in assets and liabilities of approximately $7.8 million. The decrease in changes in assets and liabilities was primarily due to a smaller increase in deferred revenues, a decrease in accrued compensation and accrued liabilities offset in part by an increase in accounts receivable. Accounts receivable increased by $4.7 million during fiscal 2006 consistent with our revenue growth. Our deferred revenues increased by $23.0 million relating primarily to the continued customer adoption of our Wind River Platforms sold under the subscription-based enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms, whereas revenue is recognized ratably over the term of the subscription period, typically one year, causing an increase to deferred revenue.

Net cash provided by operating activities increased in fiscal 2005 by $49.4 million as compared with fiscal 2004. The increase was due primarily to the increase in net income of $32.7 million in addition to an increase arising from changes in assets and liabilities of approximately $30.1 million offset in part by a decrease of $13.4 million of non-cash items. The increase in changes in assets and liabilities was primarily due to an increase in deferred revenues, accrued compensation costs and a decrease in restructuring activities offset by increases in accounts receivable. Our accounts receivable grew by $16.7 million during fiscal 2005 consistent with our revenue growth. Additionally, during fiscal 2005, accrued compensation increased $3.3 million primarily due to increased bonuses and commissions. In addition, our deferred revenues increased by $37.0 million relating primarily to the continued customer adoption of our Wind River Platforms sold under the enterprise license model. The decrease of non-cash items related primarily to a decrease in depreciation and amortization of approximately $9.3 million.

Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

In fiscal 2006, our investing activities provided net cash of $4.5 million compared to $47.4 million in fiscal 2005 and cash consumption of $35.0 million in fiscal 2004. Investing activities generally relate to the purchase of investments and property and equipment, business acquisitions and changes in restricted investments, partially offset by cash provided from the sale and maturity of investments and sales of assets. Acquisitions of property and equipment totaled $7.2 million, $5.5 million and $59.8 million in fiscal 2006, 2005 and 2004, respectively, of which $57.4 million in fiscal 2004 related to the purchase price of our headquarters buildings. During fiscal 2005 we also sold our Sunnyvale facility realizing cash of $11.7 million and purchased the ScopeTools division of RTI, the cash outlay required for which was $9.1 million. During fiscal 2005, $45.2 million of formerly restricted investments held as collateral were released when we repaid our loan facility. During fiscal 2004, the net decrease in our restricted investments was $14.2 million as a result of the release of restricted cash associated with our synthetic leases offset by the restricted cash being held to secure the loan facility.

Our financing activities consumed net cash of $16.3 million and $97.9 million in fiscal 2006 and 2005, respectively, and provided net cash of $43.5 million in fiscal 2004. During fiscal 2006, we repurchased notes with a face value of $32.8 million for a total cash outlay of $32.8 million of our outstanding 3.75% convertible subordinated notes. During fiscal 2005, we repaid $40.0 million in outstanding borrowings on our loan facility and repurchased notes with a face value of $75 million of our outstanding 3.75% convertible subordinated notes for a total cash outlay of $75.4 million. Partially offsetting these expenditures was $17.4 million of cash received from issuances of our common stock from employee stock option exercises and employee stock purchase plan activity. During fiscal 2004, the primary source of cash was the $40.0 million that we borrowed under our loan facility and $3.5 million received from issuances of our common stock to employees. In June 2002, our Board of Directors approved a program to repurchase up to $30.0 million of our common stock over a two-year period, and in June 2004, our Board of Directors extended the time of the existing stock repurchase program for an additional two years through June 2006. The program was designed primarily to manage future dilution from employee incentive plans including option and employee stock purchase plans, as well as potential dilution relating to our convertible bond offering. During fiscal 2006, we repurchased 408,700 shares of common stock for an aggregate cost of approximately $5.0 million. As of January 31, 2006, there were $20.4 million remaining authorized for repurchase of common stock under the program; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors. No purchases were made during fiscal 2005 or 2004.

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

In fiscal 2006, we repurchased an additional $32.8 million of our 3.75% convertible subordinated notes in the open market at an aggregate price of $32.8 million. We expensed $410,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $401,000. As of January 31, 2006, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

Contractual Obligations

As of January 31, 2006, our future financial commitments, including interest payments, are as set forth in the table below:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 – 5 years	More than 5 years
	(In thousands)
Convertible subordinated notes (1)(2)	$42,151	$42,151	$—	$—	$—
Contractual interest on convertible subordinated notes	1,379	1,379	—	—	—
Operating leases (3)(4)	18,074	6,432	8,527	2,741	374

	$61,604	$49,962	$8,527	$2,741	$374

(1)	Consists of $42.2 million 3.75% convertible subordinated notes. See “—Convertible Subordinated Notes” above.
(2)	Inclusive of the $12.8 million and $20.0 million of our 3.75% convertible subordinated notes that we repurchased in June and March 2005, respectively.

(3)	Inclusive of minimum future sublease income to be received under non-cancelable subleases of approximately $626,000.
(4)	The decrease in contractual operating lease commitments from those disclosed in our Annual Report on Form 10-K for the year ended January 31, 2005 reflects management’s intent to exercise “break-date” clauses contained in several operating leases.

We believe that existing cash, cash equivalents and investments, together with cash generated from operations will be sufficient to fund our operating activities, capital expenditures, and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flow from operations or in raising additional financing when required in sufficient amounts on terms acceptable to us, our business could suffer.

We currently plan to reinvest our cash generated from operations in new short- and long-term investments, in high-quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions or strategic investments. Cash may also be used to repurchase equity under our stock repurchase program or to repurchase additional subordinated convertible notes.

Off-Balance Sheet Arrangements

As of January 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”).

Recent Accounting Pronouncements

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options for disclosure purposes and we are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. We have elected to use the prospective transition method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R. The effective date of the new standard for our consolidated financial statements is our first quarter of fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R and SAB 107 will have a significant impact on our consolidated financial statements, specifically our statement of operations and earnings per share on a quarterly and annual basis, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R and SAB 107. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R and SAB 107, we may choose to use a different valuation model to value the compensation expense associated with our employee stock options.

In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 and 124-1 are effective on a prospective basis for other-than-temporary impairments on certain investments in reporting periods beginning after December 15, 2005. EITF 03-1 was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1 and 124-1. Wind River has complied with its disclosure requirements, which were initially presented in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005. We do not anticipate that the adoption of FSP 115-1 and 124-1 will have a material impact on our results of operations, cash flows, or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes or when there is no transition guidance provided, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our results of operations, cash flows, or financial position.

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

We believe an immediate 100 basis point move in interest rates affecting our floating and fixed rate financial instruments as of January 31, 2006 would have an immaterial effect on our pretax earnings. We also believe an immediate 100 basis point move in interest rates would have an immaterial effect on the fair value of our fixed income securities.

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

Foreign Currency Exchange Rate Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of January 31, 2006, we had outstanding contracts with the following terms:

	(USD Equivalent or Currency Amount, In thousands)
Buy / Sell	Sell	Buy	Sell	Buy	Buy
Currency	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount	2,800	12,100	240,000	6,600	13,000
Rate	1.7711	1.2191	117.00	1.1448	7.5659
USD Equivalent	$4,959	$14,751	$2,051	$5,765	$1,718
Maturity Date	2/28/2006	2/28/2006	2/28/2006	2/28/2006	2/28/2006

We do not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2006, the fair value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

Our equity price risk related to equity investments is minimal due to the immaterial carrying amounts of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 86.

All schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WIND RIVER SYSTEMS, INC.:

We have completed integrated audits of Wind River Systems, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 15, 2006

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenues, net:
Product	$126,971	$123,298	$116,784
Subscription	73,976	48,960	19,125
Service	65,376	63,142	68,210

Total revenues, net	266,323	235,400	204,119

Cost of revenues:
Product	4,656	5,747	9,642
Subscription	13,721	11,259	5,333
Service	38,495	32,777	36,146
Amortization of purchased intangibles	525	1,646	5,482

Total cost of revenues	57,397	51,429	56,603

Gross profit	208,926	183,971	147,516

Operating expenses:
Selling and marketing	95,301	89,758	84,817
Product development and engineering	65,550	59,224	56,673
General and administrative	22,513	21,087	25,816
Amortization of other intangibles	93	554	1,045
Acquisition-related reversals	—	—	(367)
Impairment of purchased intangibles	—	—	1,400
Restructuring and other charges	1,584	2,649	2,967
Gain on sale of asset	—	(1,982)	—

Total operating expenses	185,041	171,290	172,351

Income (loss) from operations	23,885	12,681	(24,835)
Other income (expense):
Interest income	6,333	6,820	8,676
Interest expense	(3,057)	(8,511)	(7,256)
Other income (expense), net	(1,098)	(574)	1,251

Total other income (expense)	2,178	(2,265)	2,671

Income (loss) before income taxes	26,063	10,416	(22,164)
Provision (benefit) for income taxes	(3,232)	2,251	2,400

Net income (loss)	$29,295	$8,165	$(24,564)

Net income (loss) per share:
Basic	$0.35	$0.10	$(0.31)

Diluted	$0.33	$0.09	$(0.31)

Shares used in per share calculation:
Basic	84,594	82,181	80,056

Diluted	89,939	86,062	80,056

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	2005
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$59,279	$22,312
Short-term investments	44,013	24,605
Accounts receivable, net	65,803	62,266
Prepaid and other current assets	13,224	12,504

Total current assets	182,319	121,687
Investments	115,584	147,877
Property and equipment, net	78,514	79,771
Goodwill	91,840	92,021
Other intangibles, net	1,883	2,484
Other assets	13,104	8,414

Total assets	$483,244	$452,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,674	$3,328
Accrued liabilities	11,361	16,205
Accrued restructuring costs	899	1,404
Accrued compensation	16,190	19,210
Income taxes payable	2,249	2,512
Deferred revenues	84,505	65,615
Convertible subordinated notes	42,151	—

Total current liabilities	163,029	108,274
Convertible subordinated notes	—	75,000
Long-term deferred revenues	13,760	11,492
Other long-term liabilities	3,008	1,543

Total liabilities	179,797	196,309

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, par value $.001, 2,000 authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $.001, 325,000 authorized; 87,632 and 85,128 shares issued as of January 31, 2006 and 2005, respectively; 85,762 and 83,366 shares outstanding as of January 31, 2006 and 2005, respectively	88	85
Additional paid-in-capital	791,709	769,953
Treasury stock, 1,870 and 1,762 shares at cost as of January 31, 2006 and 2005, respectively	(35,466)	(31,972)
Accumulated other comprehensive loss	(5,679)	(5,621)
Accumulated deficit	(447,205)	(476,500)

Total stockholders’ equity	303,447	255,945

Total liabilities and stockholders’ equity	$483,244	$452,254

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$29,295	$8,165	$(24,564)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Provision for doubtful accounts and sales returns	(335)	(1,631)	496
Depreciation and amortization	9,761	11,088	20,382
Amortization of bond issuance costs	347	983	1,073
Non-cash restructuring charge	313	184	—
Non-cash acquisition reversal	—	—	(367)
Non-cash compensation, including 401(k) match and stock compensation	1,697	1,661	3,154
Realized loss from repurchase of convertible subordinated notes	401	1,399	—
Gain on sale of asset	—	(1,982)	—
Realized loss (gain) from sales of available for sale securities	424	202	(423)
Deferred income taxes	(5,605)	(682)	—
Tax benefit from stock plans	170	359	—
Provision for settlement of loan and related accrued interest on loans to stockholder	—	—	134
Impairment of purchased intangibles	—	—	1,400
Loss (gain) on dispositions of businesses	—	—	(834)
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(4,651)	(16,696)	(491)
Accounts payable	2,397	584	609
Accrued liabilities	(3,915)	118	(3,844)
Accrued restructuring costs	(505)	(1,447)	(15,866)
Accrued compensation	(2,620)	3,253	188
Income taxes payable	(263)	(412)	(1,833)
Deferred revenues	23,030	36,972	9,534
Other assets and liabilities	(645)	(1,735)	2,217

Net cash provided by (used in) operating activities	49,296	40,383	(9,035)

Cash flows from investing activities:
Acquisition of property and equipment	(7,211)	(5,464)	(59,771)
Dispositions of property and equipment	—	11,695	—
Capitalized software development costs	—	(1,521)	—
Purchase of investments	(50,581)	(186,293)	(175,322)
Sales of investments	17,405	104,707	93,350
Maturities of investments	44,855	88,126	91,960
Acquisitions, net of cash acquired	—	(9,065)	(175)
Release of restricted investments	—	45,167	14,164
Sale of technology	—	—	834

Net cash provided by (used in) investing activities	4,468	47,352	(34,960)

Cash flows from financing activities:
Issuance of common stock, net	21,393	17,403	3,479
Acquisition of treasury stock	(4,995)	—	—
Repurchase of convertible subordinated notes	(32,840)	(75,350)	—
Borrowings (repayment) related to term loan	—	(40,000)	40,000
Bank loan, net of repayments	129	—	—

Net cash provided by (used in) financing activities	(16,313)	(97,947)	43,479

Effect of exchange rate changes on cash and cash equivalents	(484)	270	832

Net increase (decrease) in cash and cash equivalents	36,967	(9,942)	316
Cash and cash equivalents at beginning of period	22,312	32,254	31,938

Cash and cash equivalents at end of period	$59,279	$22,312	$32,254

Supplemental disclosure of non-cash investing and financing activities:
Accrued property and equipment	$261	$450	$—
Supplemental cash flow information:
Cash paid for interest	$2,458	$7,491	$7,233
Cash paid for income taxes, net	$2,054	$2,641	$3,912
Cash paid for restructuring	$1,766	$3,978	$18,067

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid in Capital	Loan to Stockholder	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
	(In thousands)
Balance at January 31, 2003	81,775	$82	$747,642	$(2,006)	(2,236)	$(34,185)	$644	$(460,252)	$251,925
Net loss	—	—	—	—	—	—	—	(24,564)	(24,564)
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(683)	—	(683)
Currency translation adjustments	—	—	—	—	—	—	(429)	—	(429)

Comprehensive loss	—	—	—	—	—	—	—	—	(25,676)

Common stock issued upon exercise of stock options	353	—	1,697	—	—	—	—	—	1,697
Common stock issued under stock purchase plan	237	—	765	—	300	1,325	—	(308)	1,782
Common stock issued for 401(k) match	378	1	1,809	—	—	—	—	—	1,810
Compensation charge relating to stock options	—	—	1,384	—	—	—	—	—	1,384
Provision for settlement of loan and related accrued interest on loans to stockholder	—	—	(40)	134	—	—	—	—	94

Balance at January 31, 2004	82,743	83	753,257	(1,872)	(1,936)	(32,860)	(468)	(485,124)	233,016
Net income	—	—	—	—	—	—	—	8,165	8,165
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(4,545)	—	(4,545)
Currency translation adjustments	—	—	—	—	—	—	(608)	—	(608)

Comprehensive income	—	—	—	—	—	—	—	—	3,012

Common stock issued upon exercise of stock options	2,134	2	14,345	—	—	—	—	—	14,347
Common stock issued under stock purchase plan	55	—	546	—	300	2,051	—	459	3,056
Common stock issued for 401(k) match	155	—	1,661	—	—	—	—	—	1,661
Restricted common stock issued in connection with RTI acquisition	41	—	494	—	—	—	—	—	494
Tax benefit from stock plans	—	—	359	—	—	—	—	—	359
Forgiveness of loan to stockholder	—	—	(709)	1,872	(126)	(1,163)	—	—	—

Balance at January 31, 2005	85,128	85	769,953	—	(1,762)	(31,972)	(5,621)	(476,500)	255,945
Net income	—	—	—	—	—	—	—	29,295	29,295
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(670)	—	(670)
Currency translation adjustments	—	—	—	—	—	—	612	—	612

Comprehensive income	—	—	—	—	—	—	—	—	29,237

Repurchase of common stock	—	—	—	—	(408)	(4,995)	—	—	(4,995)
Common stock issued upon exercise of stock options	2,369	3	17,627	—	—	—	—	—	17,630
Common stock issued under stock purchase plan	14	—	2,262	—	300	1,501	—	—	3,763
Common stock issued for 401(k) match	121	—	1,697	—	—	—	—	—	1,697
Tax benefit from stock plans	—	—	170	—	—	—	—	—	170

Balance at January 31, 2006	87,632	$88	$791,709	$—	(1,870)	$(35,466)	$(5,679)	$(447,205)	$303,447

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF THE BUSINESS

Wind River is a global leader in Device Software Optimization. Wind River’s software is used to develop and run devices better, faster, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers Device Software Optimization solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

Wind River markets its products and services in North America, EMEA (comprising Europe, Middle East and Africa), Japan and the Asia Pacific region, primarily through its own direct sales organization, which consists of sales persons and field engineers. Wind River also licenses distributors, primarily in international regions, to serve customers in regions not serviced by its direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation. The Consolidated Financial Statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for but not limited to, the accounting for the allowance for doubtful accounts, sales returns and other allowances, restructuring costs, valuation of investments, goodwill and purchased intangibles, deferred tax assets and liabilities and income taxes, percentage of completion accounting, accrued compensation and other accruals, stock-based compensation and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances involved. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities. Actual results could differ from those estimates.

Cash, Cash Equivalents and Investments. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Wind River accounts for its short- and long-term investments, including marketable equity securities, money market accounts, U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component within stockholders’ equity until disposition or when an other-than-temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income (expense), net.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Wind River’s accounts receivable result primarily from software sales and services performed for a broad customer base both domestically and internationally and are typically unsecured. As noted below under “Revenue Recognition”, Wind River performs on-going credit evaluations of its customers’ financial condition, limits the amount of credit when deemed necessary and maintains allowances for potential credit losses and sales returns. These allowances reflect the expected non-collection of accounts receivable based on past collection history, returns experience, current economic trends, contractual terms and conditions, and specific risks identified in the portfolio. Additional allowances may be required if deteriorating economic conditions or other factors affect Wind River customers’ ability to make timely payments.

The following is a summary of activities in the allowances for doubtful account and sales returns for the periods indicated (in thousands):

Year Ended	Beginning Balance	Additions Charged/Credited to Operations	Write- offs	Ending Balance
January 31, 2006	$4,762	$(335)	$(191)	$4,236
January 31, 2005	$6,777	$(1,631)	$(384)	$4,762
January 31, 2004	$8,887	$496	$(2,606)	$6,777

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2006, 2005 or 2004 or of total accounts receivable as at January 31, 2006 or 2005.

Fair Value of Financial Instruments. Certain of Wind River’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to their short maturities. The fair value of the convertible subordinated notes, public company investments and forward foreign exchange contracts are based on quoted market prices.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for software and computer equipment, four to ten years for furniture and equipment and 25 to 30 years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease reflecting any renewals reasonably assured on purchase, or useful economic life, whichever is shorter. Gains and losses on disposals of fixed assets are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

Internal Use Software. American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized over the estimated useful lives of the projects, typically a two-to-five year period.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs. Wind River accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is available for general release. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues and cost of subscription revenues. Non-capitalized research and development expenditures are charged to product development and engineering in the period incurred. For fiscal 2006 and 2004, we did not have any capitalized software development costs. During fiscal 2005, we incurred product and development and engineering expenses that qualified for capitalization of $1.5 million. Amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2006, 2005 and 2004, were $761,000, $374,000 and $561,000, respectively. As of January 31, 2006 and 2005, Wind River had capitalized software costs with a net book value of $672,000 and $1.4 million, respectively.

Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets are amortized over their estimated useful lives ranging from one year to seven years on a straight-line basis. Intangible assets are accounted for in accordance with the provisions of SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and are being amortized in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For all other intangible assets, Wind River adopted the provisions of SFAS No. 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment. Wind River performs its annual impairment assessment of goodwill during its second fiscal quarter.

Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset and the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. Substantially all of Wind River’s long-lived assets are located in North America. See Note 3, “Goodwill and Purchased Intangibles.”

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

Wind River designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. For the years ended January 31, 2006, 2005 and 2004, Wind River did not enter into any hedges that have been designated as effective hedges under SFAS No. 133.

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by entering into additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2006, Wind River had outstanding forward contracts with notional amounts of approximately $29.2 million. The fair value of these contracts as of January 31, 2006 was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Revenue Recognition. Wind River recognizes revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments.

Wind River recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”); SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”); Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” (“SAB 104”). Wind River recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. These four criteria are further defined as follows:

Persuasive evidence of an arrangement exists. It is Wind River’s customary practice for arrangements other than a clickwrap agreement to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenue on an arrangement. For products purchased under a clickwrap agreement it is generally Wind River’s customary practice to have a customer purchase order prior to recognizing revenue.

Delivery has occurred. Product revenues for software and hardware are recognized at the time of shipment or upon the delivery of a product master, with standard transfer terms of FOB shipping point. If

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Enterprise license model arrangements require the delivery of unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, Wind River recognizes fees from its enterprise license model subscriptions ratably over the term of the subscription license agreement. If an agreement includes a specified upgrade, all revenue that would have otherwise been recognized is deferred until the specified upgrade is delivered.

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time delivery has occurred for perpetual licenses and ratably over the term for subscription licenses. Sales to distributors are generally recognized as noted above provided that we have evidence of an end user agreement.

Professional service revenues are generally separately priced, are available from a number of suppliers, and are typically not essential to the functionality of Wind River’s software products. Revenues from these services are recognized separately from the license fee if the arrangements qualify as “service transactions” as defined by SOP 97-2. Generally, revenue from time-and-materials consulting contracts are recognized as services are performed.

Contract accounting is utilized for service revenues from fixed-price contracts that require significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. To date, these losses have not been significant. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its Consolidated Financial Statements. A number of internal and external factors can affect its estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

Service revenues from software maintenance, support and update fees are recognized ratably over the contract period, which is typically 12 months. Service revenues from training and consulting are recognized when the services are provided.

The vendor’s fee is fixed or determinable. At the time of each transaction, Wind River assesses whether the fee associated with a revenue transaction is fixed or determinable based on the payment terms associated with the transaction. For product and subscription revenues, if a significant portion of a fee is due after Wind River’s standard payment terms, which are generally no greater than 90 days from invoice date, Wind River accounts for the fee as not being fixed or determinable. In these cases, revenue is recognized as the fees become due subject to all other revenue recognition criteria being met.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on Wind River’s review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, then revenue is recognized on a cash-collected basis.

Vendor Specific Objective Evidence (“VSOE”). Wind River establishes VSOE for maintenance services by reference to substantive stated future renewal rates included in contracts or the amounts charged on similar transactions. Wind River establishes VSOE for professional services time-and-materials contracts by reference to standard hourly rates separately charged for services. Wind River does not have VSOE for professional services fixed-price contracts.

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

Deferred revenues. Deferred subscription revenues represent customer billings made in advance for software licensed over a subscription term. Subscription terms vary from annual to multi-year and are classified as such. Deferred service revenues include prepayments for software consulting and other product services, including software licenses transactions that are not segmentable from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

Funded Research and Development. Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $1.7 million in fiscal 2006, $3.8 million in fiscal 2005 and $3.5 million in fiscal 2004.

Restructuring Charges. Wind River accounts for the individual components of the restructuring activities as discussed further below.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)” (“EITF 94-3”), and EITF Issue No. 88-10 “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). Wind River adopted SFAS No. 146 effective January 1, 2003; therefore, Wind River’s fiscal 2006, 2005 and 2004 restructuring activities were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact Wind River’s restructuring obligations recognized in connection with its restructuring activities initiated in fiscal 2003, as these obligations continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

The expenses incurred in connection with Wind River’s restructuring costs are comprised principally of severance and associated employee termination costs related to the reduction of its workforce, office closures, losses on subleases and for employee litigation as a result of previous restructurings. The employee litigation relates to alleged wrongful termination. These activities have been accounted for primarily in accordance with SFAS No. 146. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value;

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A portion of Wind River’s restructuring costs for fiscal 2006 and 2005 have been accounted for in accordance with SFAS No. 112 “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43,” (“SFAS No. 112”). Wind River applied SFAS No. 112 to a number of international employees where it has historically provided termination benefits based on local statutory regulations. Accordingly, Wind River records the liability related to these termination costs when it determines that the liability is both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits it to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

Stock-Based Compensation. Wind River issues stock options to its employees and outside directors and provides employees the right to purchase stock pursuant to stock option and employee stock purchase programs. Wind River currently accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Wind River applies the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.” For pro-forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically four years, and the estimated fair value of the stock purchases under the employee stock purchase programs are amortized over the six-month purchase period. See also Recent Accounting Pronouncements within this section.

Wind River accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Wind River uses the Black-Scholes option-pricing model to value options granted to non-employees at the date of grant, or over the period of performance, as appropriate.

Pro Forma Disclosures. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the fiscal years ended January 31, 2006, 2005 and 2004:

	Years Ended January 31,
	2006	2005	2004
Risk free interest rates	4.39%	3.76%	3.24%
Expected volatility	69.6%	80.9%	83.8%
Expected option life (in years)	3.6	4.9	4.7
Expected dividends	—	—	—

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value per share of employee options granted in fiscal years 2006, 2005 and 2004 was $7.19, $6.67, and $4.23, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (“Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for purchases in fiscal years 2006, 2005 and 2004:

	Years Ended January 31,
	2006	2005	2004
Risk free interest rates	3.00%	2.18%	1.11%
Expected volatility	45.7%	54.1%	75.4%
Expected option life (in years)	0.5	0.5	0.5
Expected dividends	—	—	—

The weighted average fair value of the common stock purchase rights granted under the Purchase Plan in fiscal years 2006, 2005 and 2004 was $4.11, $3.15, and $1.41, respectively.

Had compensation expense under these arrangements been determined pursuant to SFAS No. 123 as amended by SFAS No. 148, Wind River’s net income (loss) and net income (loss) per share would have been as follows:

	Years Ended January 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net income (loss):
As reported	$29,295	$8,165	$(24,564)
Add: Stock-based compensation expense included in net income (loss)	—	—	1,384
Less: Stock-based compensation expense determined under fair-value-based method for all awards	(21,505)	(20,887)	(27,032)

Pro forma net income (loss)	$7,790	$(12,722)	$(50,212)

As reported net income (loss) per share:
Basic	$0.35	$0.10	$(0.31)

Diluted	$0.33	$0.09	$(0.31)

Pro forma net income (loss) per share:
Basic and diluted	$0.09	$(0.15)	$(0.63)

The effects of applying SFAS No. 123 on pro forma disclosures of net loss and net loss per share in fiscal 2006, 2005 and 2004 are not likely to be representative of the pro forma effects on net income (loss) and net income (loss) per share in future years. See Recent Accounting Pronouncements below.

Income Taxes. Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Wind River’s Consolidated Financial Statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax law and the effects of future changes in tax laws or rates are not anticipated. Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of some international jurisdictions, Wind River has determined that it is more likely than not that its deferred tax assets in the remaining jurisdictions will not be realized, due primarily to uncertainties related to Wind River’s ability to utilize its net operating losses carried forward and foreign tax credits before they expire. Accordingly, Wind River has recorded a deferred tax asset of $6.2 million and $682,000, related to some international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets at January 31, 2006 and 2005, respectively.

Should Wind River determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The valuation allowance at January 31, 2006 is $92.2 million. Wind River estimates that when this valuation allowance is released, approximately $82.9 million will result in an income tax benefit to the statement of operations and approximately $9.3 million related to stock option exercises and related tax credits will be credited directly to additional paid in capital. Wind River will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. Due to its recent profitability, Wind River believes that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Wind River is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns or certain positions taken on tax returns. Accordingly, Wind River must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that Wind River establishes such a reserve, the provision for income taxes would be increased. If Wind River ultimately determines that payment of these amounts is unnecessary as a result of final conclusion of audits by the taxing authorities or upon the expiration of the statute of limitation, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. Wind River records an additional charge in the provision for income taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Net Income (Loss) Per Share. Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding during the period excluding unvested restricted stock, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding during the period and all potentially dilutive common shares outstanding during the period. Potentially dilutive common stock consists of incremental common stock issuable upon the exercise of stock options (using the treasury stock method), convertible subordinated notes (using the if-converted method) and unvested restricted stock, to the extent dilutive. See Note 10, “Net Income (Loss) Per Share Computation.”

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As at January 31, 2006, accumulated other comprehensive loss of $5.7 million was composed of $3.4 million related to foreign currency translation adjustments and $2.3 million related to net unrealized losses on available-for-sale securities.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense. The statement requires companies to assess the most appropriate model to calculate the value of the options. Wind River currently uses the Black-Scholes option pricing model to value options for disclosure purposes and is currently assessing which model it may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under Wind River’s employee stock purchase plan. Wind River has elected to use the prospective transition method which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R. The effective date of the new standard for Wind River’s consolidated financial statements is the first quarter of fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS No. 123R.

The adoption of SFAS No. 123R and SAB 107 will have a significant impact on Wind River’s consolidated financial statements, specifically its statement of operations and earnings per share on a quarterly and annual basis, as Wind River will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income within its footnotes as is its current practice. The amounts disclosed herein are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123R and SAB 107. Compensation expense calculated under SFAS No. 123R and SAB 107 may differ materially from amounts currently disclosed based on changes in the fair value of Wind River’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS No. 123R, Wind River may choose to use a different valuation model to value the compensation expense associated with its employee stock options.

In June 2005, the Financial Accounting Standards Board (“FASB”) completed its review of Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“SFAS No. 115”), that are impaired at the balance sheet date but for which an other-than- temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1 and 124-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. FSP 115-1 and 124-1 are effective on a prospective basis for other-than-temporary impairments on certain investments in reporting periods beginning after December 15, 2005. EITF 03-1 was effective December 31, 2003 and will remain in effect until the adoption of FSP 115-1 and 124-1. Wind River has complied with its disclosure requirements. Wind River does not anticipate that the adoption of FSP 115-1 and 124-1 will have a material impact on its results of operations, cash flows, or financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes or when there is no transition guidance provided , unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Wind River does not believe adoption of SFAS No. 154 will have a material effect on our results of operations, cash flows, or financial position.

NOTE 3: GOODWILL AND PURCHASED INTANGIBLES

Acquisition

On January 21, 2005, Wind River acquired the assets and certain obligations of the ScopeTools business unit of Real-Time Innovations, Inc (“RTI”). Total consideration for the transaction was $10.1 million, comprising $9.1 million in cash, 40,977 shares of Wind River common stock with a fair value of $494,000, $283,000 in acquisition costs and $251,000 in assumed maintenance support costs. Wind River determined that $735,000 of the amount paid to RTI as part of the purchase consideration related to royalty payments due RTI under a pre-existing distributor arrangement whereby Wind River licensed the software of the ScopeTools business. This amount was calculated in accordance with the terms of pre-existing arrangement and has been recognized as cost of revenue and deducted from the purchase consideration. The 40,977 shares and $507,000 in cash were placed in escrow for a period of 12 months to indemnify Wind River in case it incurs certain liabilities in connection with this transaction. As of January 31, 2006, both the shares and cash are no longer subject to a contractual escrow.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

integration of the ScopeTools business unit into Wind River’s overall product strategy. The ScopeTools business unit’s results of operations, which are not material to Wind River, have been included in Wind River’s results since the date of acquisition.

Goodwill and other Intangibles

Wind River accounts for goodwill in accordance with the provisions of SFAS No. 142. Accordingly, the balance of goodwill of $91.8 million at January 31, 2006 and $92.0 million at January 31, 2005 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The annual impairment assessment is performed during Wind River’s second fiscal quarter.

During the second quarters of fiscal 2006, 2005 and 2004, Wind River performed its annual impairment test as required by SFAS No. 142. To accomplish this, Wind River was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Wind River determined that it only has one reporting unit. The primary methods used to determine the fair values for SFAS 142 impairment purposes were the income and market approach. The income approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus any residual value. The market approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Wind River completed its evaluations under the income and market approach and concluded that goodwill was not impaired at any of the periods assessed as the fair value of Wind River exceeded its net book value. The assumptions supporting the income approach, including the discount rate, which were assumed to be 14% for fiscal 2006 and 17% for fiscal 2005 and 2004, was determined using Wind River’s best estimates at the date of the impairment review. There were no events or circumstances since the annual impairment test date through January 31, 2006 that indicated a further assessment was necessary. The reduction in goodwill between January 31, 2006 and 2005 of $181,000 relates primarily to an adjustment to the purchase price of prior acquisitions for deferred tax assets.

Other Intangibles

Other intangibles, net consists of the following:

	As of January 31,
	2006	2005
	(In thousands)
Purchased technologies	$30,480	$30,462
Trademarks and other intangibles	15,577	15,577

Other intangibles, gross	46,057	46,039
Less accumulated amortization	(44,174)	(43,555)

Other intangibles, net	$1,883	$2,484

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased technologies are being amortized over four year periods. Trademarks and other intangibles are being amortized over a weighted average period of six years. Amortization expense for other intangibles is as follows:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Purchased technologies	$525	$1,646	$5,482
Trademarks and other intangibles	93	554	1,045

Total amortization expense	$618	$2,200	$6,527

Amortization expense relating to purchased technologies is included within cost of revenues in the accompanying Consolidated Statements of Operations. Amortization expense for all other intangible assets is included within operating expenses in the accompanying Consolidated Statements of Operations.

As of January 31, 2006, expected future amortization expense is as follows (in thousands):

Year Ending January 31,
2007	$624
2008	574
2009	574
2010	43
Thereafter	68

Impairment of Purchased Intangibles

There was no impairment of purchased intangibles during fiscal 2006 or 2005. During the second quarter of fiscal 2004, Wind River identified a possible impairment of goodwill and certain purchased technologies relating to a previous acquisition. The impairment was based on a change in the long-term strategic plan for these purchased technologies following a deterioration in the business climate and changes in sales and cash flow forecasts.

Accordingly, Wind River compared the undiscounted cash flows associated with the acquired business and associated long-lived assets with the respective carrying amounts and determined that an impairment of certain of these assets existed. As a result, Wind River recorded an impairment charge of $1.4 million related to purchased technologies during fiscal 2004. The impaired amount was measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments in marketable securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
As of January 31, 2006:
U.S. government and agency debt securities	$67,347	$94	$(1,008)	$66,433	$3,196	$20,938	$42,299
Corporate debt securities	51,107	1	(680)	50,428	—	19,929	30,499
Asset backed and other securities	46,686	2	(756)	45,932	—	3,146	42,786
Money market accounts	41,487	—	—	41,487	41,487	—	—

Total	$206,627	$97	$(2,444)	$204,280	$44,683	$44,013	$115,584

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash Equivalents	Short-term Investments	Long-term Investments
As of January 31, 2005:
U.S. government and agency debt securities	$69,233	$231	$(812)	$68,652	$—	$7,627	$61,025
Corporate debt securities	49,598	27	(541)	49,084	—	15,437	33,647
Asset backed and other securities	55,193	3	(715)	54,481	—	1,541	52,940
Marketable equity securities	128	137	—	265	—	—	265
Money market accounts	10,345	—	—	10,345	10,345	—	—

Total	$184,497	$398	$(2,068)	$182,827	$10,345	$24,605	$147,877

The following table summarizes the fair value and gross unrealized losses of Wind River’s short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at January 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency debt securities	$12,064	$(96)	$46,482	$(912)	$58,546	$(1,008)
Corporate debt securities	17,302	(125)	32,086	(555)	49,388	(680)
Asset backed and other securities	9,787	(43)	33,717	(713)	43,504	(756)

	$39,153	$(264)	$112,285	$(2,180)	$151,438	$(2,444)

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bond yields. Wind River expects to realize the full value of all these investments upon their maturity. Wind River evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. As at January 31, 2006, management determined that none of Wind River’s investment portfolio was impaired.

The following table summarizes the net realized gains (losses) on investments for the periods presented (in thousands):

	Years Ended January 31,
	2006	2005	2004
Realized gains	$94	$843	$1,631
Realized losses	(518)	(1,045)	(1,208)

Net realized gains (losses)	$(424)	$(202)	$423

Realized losses and gains are recognized within other income and expense in the period to which they relate unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Contractual maturities of short- and long-term investments were as follows:

As of January 31, 2006
(In thousands)
Due in 1 year or less	$44,013
Due in 1-2 years	35,971
Due in 2-5 years	45,846
Due in 5 years or more	33,767

Total marketable debt securities	$159,597

Accounts Receivable

Accounts receivable consist of the following:

	As of January 31,
	2006	2005
	(In thousands)
Billed receivables	$67,238	$63,950
Unbilled receivables	2,801	3,078

	70,039	67,028
Less allowances for doubtful accounts and sales returns	(4,236)	(4,762)

Accounts receivable, net of allowances	$65,803	$62,266

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method and are expected to be billed within twelve months of the balance sheet date.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consist of the following:

	As of January 31,
	2006	2005
	(In thousands)
Land and buildings	$71,049	$71,048
Computer equipment and software	29,310	25,712
Furniture and equipment	12,024	11,201
Leasehold and building improvements	7,999	7,782

	120,382	115,743
Less accumulated depreciation and amortization	(41,868)	(35,972)

Property and equipment, net	$78,514	$79,771

Land and buildings as of January 31, 2006 and 2005 comprise costs associated with Wind River’s headquarters facility in Alameda, California.

As a result of Wind River’s workforce reductions and relocation of certain departments to its Alameda headquarters during fiscal years 2005 and 2004, Wind River had excess office space in a building that it owned in Sunnyvale, California (the “Sunnyvale Property”). On November 19, 2004, Wind River sold to a third party the Sunnyvale Property for cash consideration, net of selling costs, of $11.7 million and recorded a gain on the sale of the property of approximately $2.0 million, which is presented in gain on sale of asset in the consolidated statement of operations.

Depreciation expense related to property and equipment was $8.3 million, $8.7 million, and $13.3 million, for fiscal years 2006, 2005 and 2004, respectively.

Accrued Compensation

Accrued compensation includes $6.6 million and $5.8 million of accrued vacation as of January 31, 2006 and 2005, respectively.

Deferred Revenues

Deferred revenues consists of the following:

	As of January 31,
	2006	2005
	(In thousands)
Current deferred revenues:
Subscription	$52,156	$40,910
Maintenance and other	32,349	24,705

Total current deferred revenues	84,505	65,615
Long-term deferred revenues:
Subscription	13,181	11,067
Maintenance and other	579	425

Total long-term deferred revenues	13,760	11,492

Total deferred revenues	$98,265	$77,107

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred service revenues and maintenance revenues. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not disaggregated from consulting services. Revenue for these services is recognized as the services are performed. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of January 31, 2006, Wind River had outstanding contracts with the following terms:

	(USD Equivalent or Currency Amount, In thousands)
Buy / Sell	Sell	Buy	Sell	Buy	Buy
Currency	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount	2,800	12,100	240,000	6,600	13,000
Rate	1.7711	1.2191	117.00	1.1448	7.5659
USD Equivalent	$4,959	$14,751	$2,051	$5,765	$1,718
Maturity Date	2/28/2006	2/28/2006	2/28/2006	2/28/2006	2/28/2006

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2006, the fair value of the above contracts was not significant.

NOTE 6: RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, impairment charges, a settlement with Wind River’s former chief executive officer and a settlement of litigation and related remediation efforts. During fiscal 2006, total restructuring and other charges of $1.6 million comprised $1.3 million related to restructured expenses and $313,000 of other charges related to impairment of leasehold improvements.

Restructuring Charges. Wind River recorded net restructuring charges of $1.3 million, $2.7 million and $2.2 million in fiscal 2006, 2005 and 2004, respectively, which in each case were recorded as operating expenses.

Wind River’s restructuring plans have been based on certain assumptions regarding the optimal cost structure of its business and its ability to support profitable growth in the future. As a result of the headcount reductions, Wind River eliminated an aggregate of 17 employee positions in fiscal 2006, 58 employee positions in fiscal 2005, 70 employee positions in fiscal 2004 and 591 employee positions in fiscal 2003. Wind River’s restructuring program for fiscal 2003 was initiated prior to its adoption of SFAS No. 146 and has been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Wind River’s restructuring programs for subsequent years have been accounted for in accordance with SFAS No. 146 and SFAS No. 112.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Wind River’s restructuring charges for the years ended, and restructuring liabilities as of, January 31, 2006, 2005 and 2004:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2003	$15,155	$2,665	$897	$18,717
Cash charges	2,761	—	—	2,761
Reversals	(560)	—	—	(560)
Cash payments	(16,000)	(1,462)	(605)	(18,067)

Restructuring liabilities as of January 31, 2004	1,356	1,203	292	2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	246	406	752	1,404
Cash charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	$63	$402	$434	$899

The workforce reductions in fiscal 2004 affected all business functions, including sales and marketing, professional services, product development and engineering, and finance and administration and impacted employees from our operations in North America, EMEA and Japan. Wind River also reduced the number of contractors and temporary workers used by us as a result of the fiscal 2003 restructuring program. Cash payments in fiscal 2004 primarily related to the workforce reductions and other restructuring related liabilities recorded in fiscal 2003. In addition, Wind River revised estimates for actual experience in the amount of $560,000 in fiscal 2004, primarily associated with workforce reductions related to outplacement fees and COBRA fees.

During fiscal 2005, Wind River undertook further limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. In addition, Wind River incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Cash payments in fiscal 2005 related primarily to the workforce reduction that was undertaken in fiscal 2005 as well as the payments against the vacated facilities provided for in fiscal 2004. Also, in fiscal 2005, Wind River revised estimates for actual usage in the amount of $446,000 in employee-related items that includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office.

During fiscal 2006, Wind River undertook further limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, Wind River revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation related liabilities originally recorded in fiscal 2003. In addition, Wind River completed a transaction to sublease a portion of its facilities in Swindon, U.K. resulting in a restructuring charge of $446,000 related to the estimated

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss from the sublease, net of expected sublease income. Wind River expects the workforce reductions to be paid out by the second quarter of fiscal 2007 and consolidation of excess facilities to be paid out by the third quarter of fiscal 2012.

Other Charges. During fiscal 2006, Wind River recorded an impairment charge of $313,000 in accordance with SFAS No. 144, in connection with leasehold improvements at its Swindon facility in the United Kingdom. During fiscal 2005, Wind River reversed $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003. During fiscal 2004, Wind River recorded a charge of $766,000 associated with a settlement with its former Chief Executive Officer, Thomas St. Dennis. The charge primarily related to compensation for tax liabilities arising from the settlement of a shareholder loan that Mr. St. Dennis held with Wind River. See Note 7, “Management Changes”.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 8: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

Convertible Subordinated Notes

In December 2001, Wind River issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted, and as such, have been reclassified from long-term to short-term liabilities on Wind River’s consolidated balance sheet as at January 31, 2006. Interest on the notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes may be converted, at the option of the holder, into Wind River’s common stock at any time at the then-current conversion price, initially $24.115 per share. Wind River may redeem all or a portion of the notes for cash at the redemption price of 100.75% of the principal amount between December 15, 2004 and December 15, 2005 and 100.0% of the principal amount beginning December 15, 2005 and thereafter.

During fiscal 2005, Wind River repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, Wind River expensed $1.0 million in related bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million.

During fiscal 2006, Wind River repurchased an additional $32.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $32.8 million. Wind River expensed $410,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $401,000. As of January 31, 2006, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding.

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

The carrying value of convertible subordinated notes approximates fair value at both January 31, 2006 and 2005.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Facility

In April 2003, in connection with the termination of a synthetic lease, Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which $40.0 million was borrowed during fiscal 2004. During fiscal 2005, Wind River repaid all outstanding borrowings under the loan facility releasing $46.3 million held in restricted investments in connection with the loan facility, and leaving the original facility of $17.5 million available through October 2005. During the first quarter of fiscal 2006, Wind River elected to terminate the facility.

NOTE 9: PROVISION FOR INCOME TAXES

Income (loss) before income taxes is as follows:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Domestic	$20,717	$12,093	$(12,166)
Foreign	5,346	(1,677)	(9,998)

Total	$26,063	$10,416	$(22,164)

The provision (benefit) for income taxes was composed as follows:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Current
Federal	$272	$363	$—
State	150	280	142
Foreign	1,951	2,290	2,258

	2,373	2,933	2,400

Deferred
Federal	588	—	—
Foreign	(6,193)	(682)	—

	(5,605)	(682)	—

Total	$(3,232)	$2,251	$2,400

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2006	2005	2004
Expected rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	0.5	1.7	0.6
Foreign taxes	3.2	30.5	10.2
Reversal of previously accrued taxes	(1.3)	(8.3)	—
Losses not benefited (utilized)	(49.5)	(37.1)	34.5
Other	(0.3)	(0.2)	0.5

Total	(12.4)%	21.6%	10.8%

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows:

	As of January 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$4,437	$2,544
Net operating losses and tax credit carry-forwards	81,802	78,032
Employee benefit accruals	2,012	2,202
Accounts receivable reserves	2,440	2,121
Accrued expenses and other	2,734	1,987
Purchased technology	4,547	3,406
Deferred revenues	4,829	7,524

Gross deferred tax assets	102,801	97,816

Less valuation allowance	(92,219)	(94,186)

Total deferred tax assets, net of valuation allowance	10,582	3,630

Deferred tax liabilities:
Purchased technology	2,059	914
Prepaid expenses and other	2,282	2,034

Total deferred tax liabilities	4,341	2,948

Net deferred tax assets	$6,241	$682

Deferred tax assets at January 31, 2005, have been revised to present international deferred tax assets on a gross rather than net basis, the impact of which was not material to the financial statements.

As of January 31, 2006, the net operating loss carry-forwards for federal and state income tax purposes were approximately $126 million and $67 million and begin to expire in 2017 and 2006, respectively. As of January 31, 2006, Wind River had federal, state and Canadian tax credit carry-forwards of approximately $10.0 million, $10.4 million and $1.6 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2016, the California tax credits will carry forward indefinitely, and the Canadian tax credits

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will begin to expire in 2007. In addition, as of January 31, 2006, there were approximately $1.2 million of federal AMT credits which have an indefinite carryforward period.

Utilization of Wind River’s net operating loss and tax credit carry-forwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of net operating loss and tax credit carry-forwards before utilization.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) and are determined based on the differences between financial reporting and the tax bases of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS No. 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, Wind River has determined that it is more likely than not that its deferred tax assets in its remaining jurisdictions will not be realized, due primarily to uncertainties related to its ability to utilize its net operating losses carried forward and foreign tax credits before they expire. Accordingly, Wind River has recorded a deferred tax asset of $6.2 million and $682,000, related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets at January 31, 2006 and 2005, respectively.

The valuation allowance decreased approximately $2.0 million and increased approximately $2.4 million during the years ended January 31, 2006 and 2005, respectively.

As of January 31, 2006, deferred tax assets of approximately $9.3 million consisting of certain net operating loss and credit carry-forwards resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses and credit carry-forwards will be accounted for as a credit to additional paid-in capital.

Wind River has not provided for income taxes on $7.1 million of its undistributed earnings for certain non-US subsidiaries because these earnings are intended to be permanently reinvested in operations outside the US.

NOTE 10: NET INCOME (LOSS) PER SHARE COMPUTATION

In accordance with the SFAS No. 128, “Earnings Per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Years Ended January 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net income (loss)	$29,295	$8,165	$(24,564)

Weighted average common shares outstanding—basic	84,594	82,181	80,056
Effect of potentially dilutive common shares	5,345	3,881	—

Weighted average common shares outstanding—diluted	89,939	86,062	80,056

Net income (loss) per share:
Basic	$0.35	$0.10	$(0.31)

Diluted	$0.33	$0.09	$(0.31)

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million, 3.1 million and 6.2 million shares for fiscal 2006, 2005 and 2004, respectively, is anti-dilutive, and is therefore excluded from the above computation. Since Wind River has a net loss for fiscal 2004, there is no difference between basic and diluted net loss per share. If Wind River had recorded net income for fiscal 2004, it would have included in the computation potentially dilutive common shares from outstanding stock options totaling approximately 561,000 as of January 31, 2004. For fiscal 2006 and 2005, the number of anti-dilutive common shares from outstanding stock options, as calculated based on the weighted average closing price of our common stock for the respective periods, amounted to approximately 1.3 million and 2.1 million, respectively.

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

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, Wind River may have, but was not required to, purchase up to $30.0 million of Wind River common stock over a period of two years, of which 958,500 shares of Wind River’s common stock at an aggregate purchase price of approximately $4.7 million were repurchased in fiscal 2003. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). In fiscal 2006, Wind River repurchased 408,700 shares of Wind River’s common stock for an aggregate total purchase price of approximately $5.0 million with the repurchased shares being recorded as Treasury Stock on a last-in, first-out basis. During fiscal 2006, 2005 and 2004, the share repurchase program provided 300,000 shares for issuance to employees under the ESPP.

At January 31, 2006, Wind River had reserved 21.0 million shares of common stock available for future issuance under its stock compensation plans, including 15.6 million shares related to outstanding stock options.

All repurchases were made on The NASDAQ National Market at prevailing open market prices and paid out of general corporate funds.

NOTE 12: STOCK-BASED COMPENSATION PLANS

Employee Stock Option Plans

Prior to fiscal 2006, Wind River had three main stock option plans: the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Non-Officer Stock Option Plan (the “NSO Plan”) and 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 8, 2005, the stockholders of Wind River approved a new plan, the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value and a term of 10 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, 1995 Non-Employee Directors’ Stock Option Plan, the 1998 Non-Officer Stock Option Plan and the 1998 Equity Incentive Plan (the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

All non-employee directors of Wind River automatically will be granted, as of the date they are appointed or elected to the Board of Directors, a nonqualified stock option to purchase 50,000 shares under the 2005 Equity Plan. These initial grants vest as to 25% of the covered shares on each anniversary of the grant date, so as to become 100% vested on the four-year anniversary of the grant date thereafter, provided that the individual remains a service provider through each vesting date.

In addition, in connection with the acquisitions of various companies, Wind River assumed the outstanding options issued under stock option plans of the acquired company. As of January 31, 2006, assumed options to purchase a total of 318,922 shares of Wind River common stock were outstanding. No further grants may be made under any assumed plan. The assumed options are included in the following table.

Activity under all stock option plans described above is summarized as follows:

	Years Ended January 31,
	2006		2005		2004
	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share	Number of Shares	Weighted Average Price per Share
	(In thousands, except for per share amounts)
Beginning balance	15,239	$9.29	15,178	$8.75	19,433	$17.92
Granted	3,709	13.72	5,608	10.47	7,506	6.30
Exercised	(2,369)	7.44	(2,134)	6.72	(353)	4.92
Canceled	(941)	11.45	(3,413)	12.93	(11,408)	22.93

Ending balance	15,638	10.64	15,239	9.29	15,178	8.75

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options outstanding and exercisable as of January 31, 2006 from all option plans are as follows by exercise price ranges:

	January 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands, except exercise price and contractual life data)
$ 1.10 – 5.00	2,174	2.23	$3.95	2,001	$3.97
5.28 – 9.10	3,174	6.41	8.21	1,493	7.82
9.15 – 9.15	2,400	7.93	9.15	1,200	9.15
9.51 – 12.19	2,798	6.09	11.14	1,713	10.82
12.20 – 15.56	4,185	6.52	13.35	390	13.43
15.63 – 20.72	331	5.90	16.44	54	16.54
20.90 – 47.94	576	3.40	30.12	575	30.11

1.10 – 47.94	15,638	5.91	10.64	7,426	9.78

At January 31, 2005 and 2004, options to purchase 5,754,000 and 4,555,000 shares of common stock were exercisable at a weighted average price per share of $9.23 and $10.02, respectively. As of January 31, 2006, an aggregate of 4,127,351 shares were available for grant under all of Wind River’s option plans.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. In fiscal 2006, 2005 and 2004, Wind River issued 314,000 shares, 355,000 shares, and 537,000 shares, respectively, under the Purchase Plan. As of January 31, 2006, approximately 1.2 million shares were available for issuance under the Purchase Plan.

NOTE 13: OTHER EMPLOYEE BENEFITS

Wind River sponsors a 401(k) Plan, which covers substantially all of Wind River’s full time domestic employees. Under Wind River’s 401(k) Plan, Wind River makes an employer matching contribution equal to 50% of an employee’s salary contributions up to a total of 6% of that employee’s compensation. These matching contributions are made in the form of Wind River common stock and become vested over a four-year period. An independent third party administers the 401(k) Plan.

During the years ended January 31, 2006, 2005 and 2004 Wind River contributed common stock with a fair value of approximately $1,697,000, $1,661,000, and $1,810,000 to the 401(k) Plan.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer-training facilities, sales facilities, office equipment and automobiles that expire at various dates through September 2011, some of which

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contain renewal and escalation clauses. Future minimum rental payments under non-cancelable operating leases with remaining terms greater than one year subsequent to January 31, 2006, are as follows:

Year Ending January 31, (1)
(In thousands)
2007	$6,432
2008	5,545
2009	2,982
2010	2,013
2011	728
Thereafter	374

Total	$18,074

(1)	Minimum future sublease income to be received under non-cancelable subleases is approximately $626,000.

Total rent expense during the years ended January 31, 2006, 2005 and 2004 was $6.8 million, $7.4 million and $9.1 million, respectively.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River operates in one industry segment—technology for device operating systems and provides the disclosures required in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Wind River’s business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
North America (1)	$147,601	$128,649	$114,527
EMEA	61,129	55,665	47,825
Japan	35,961	33,006	27,160
Asia Pacific	21,632	18,080	14,607

Total revenues, net	$266,323	$235,400	$204,119

(1)	Represents revenue generated primarily in the United States.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a product, subscription and services basis is presented below:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Perpetual license revenues	$44,462	$51,605	$58,085
Production license revenues	82,509	71,693	58,699
Subscription revenues	73,976	48,960	19,125
Maintenance revenues	33,241	38,264	44,980
Other service revenues	32,135	24,878	23,230

Total	$266,323	$235,400	$204,119

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2006, 2005 or 2004.

The distribution of long-lived assets, net of depreciation and amortization, by geographic location is as follows (in thousands):

	January 31,
	2006	2005
	(In thousands)
North America (1)	$79,454	$80,684
EMEA	3,784	4,758
Japan	2,391	2,406
Asia Pacific	421	337

Total	$86,050	$88,185

(1)	Long-lived assets are primarily located in the United States.

NOTE 16: SUBSEQUENT EVENTS

On March 20, 2006, Wind River acquired Interpeak AB (“Interpeak”) for approximately $20 million, primarily for cash consideration, plus our acquisition costs. Interpeak is a privately held Swedish company that provides networking, security, and mobility middleware software that enables next-generation devices to connect securely to the internet. Wind River expects to account for this acquisition as a purchase transaction in accordance with SFAS No. 141 and accordingly the total consideration will be allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

In March 2006, Wind River repurchased 350,000 shares of its common stock for an aggregate purchase price of approximately $4.2 million.

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

A summary of our quarterly results for the years ended January 31, 2006 and 2005 is as follows:

	Three Months Ended
	Jan. 31, 2006		Oct. 31, 2005		July. 31, 2005		Apr. 30, 2005		Jan. 31, 2005		Oct. 31, 2004		July. 31, 2004		Apr. 30, 2004
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues, net	$70,210		$67,607		$66,745		$61,761		$63,195		$59,995		$59,438		$52,772
Gross profit	55,610		52,459		52,408		48,449		50,311		47,539		46,932		39,189
Income (loss) before income taxes	10,881		6,802		6,190		2,190		6,971		2,954		3,594		(3,103)
Net income (loss)	16,091	(1)	5,731	(2)	5,669	(3)	1,804	(4)	6,360	(5)	2,264	(6)	3,344	(7)	(3,803	)(8)
Net income (loss) per share:
Basic	0.19		0.07		0.07		0.02		0.08		0.03		0.04		(0.05)
Diluted	0.18		0.06		0.06		0.02		0.07		0.03		0.04		(0.05)
Shares used in per share calculation:
Basic	85,023		85,016		84,426		83,702		83,098		82,391		81,677		81,162
Diluted	89,918		89,408		90,119		89,125		87,895		86,290		84,904		81,162

(1)	During the fourth quarter of fiscal 2006, we had charges of $84,000 for restructuring and other costs, $160,000 of payroll tax on stock options exercises, $153,000 of amortization of purchased intangibles, and a release of certain international deferred tax valuation allowances totalling $6.8 million.
(2)	During the third quarter of fiscal 2006, we had charges of $156,000 related to the amortization of purchased and other intangibles, $313,000 from impairment of assets, $765,000 of restructuring and other charges, and $27,000 of payroll tax on stock options. In addition, we had a gain of $45,000 from sales of investments.
(3)	During the second quarter of fiscal 2006, we had charges of $155,000 related to the amortization of purchased and other intangibles, $88,000 in realized loss on repurchase of bonds, $200,000 of payroll tax on stock option exercises, and $237,000 of restructuring and other charges.
(4)	During the first quarter of fiscal 2006, we had charges of $154,000 related to the amortization of purchased and other intangibles, $312,000 in realized loss on repurchase of bonds, $185,000 of restructuring and other charges, and $208,000 of payroll tax on stock options. In addition, we had a gain of $310,000 from sales of investments and technology.

(5)	During the fourth quarter of fiscal 2005, we had charges of $279,000 for restructuring and other costs, a $2.0 million gain on disposal of assets, a $1.4 million realized loss on repurchase of bonds and $43,000 of amortization of purchased intangibles.
(6)	During the third quarter of fiscal 2005, we had charges of $539,000 related to the amortization of purchased and other intangibles, and $313,000 of restructuring and other charges.
(7)	During the second quarter of fiscal 2005, we had charges of $460,000 related to the amortization of purchased and other intangibles and $819,000 of restructuring and other charges.
(8)	During the first quarter of fiscal 2005, we had charges of $1.2 million related to the amortization of purchased and other intangibles, $1.2 million of restructuring and other charges, a $375,000 gain on sale of equity investments and a $138,000 dividend received.

Post Close Events

On March 8, 2006, Wind River announced preliminary results for the quarter and year ended January 31, 2006. Subsequent to this announcement, but before the completion of our Annual Report on Form 10-K for fiscal 2006, management determined that it was appropriate to adjust these previously announced results, primarily to release certain additional international deferred tax valuation allowances totaling $6.1 million, offset by adjustments to accruals of $256,000, which in total caused net income to increase by $5.8 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of January 31, 2006, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 17, 2006, Kenneth Klein, our Chief Executive Officer and Chairman of the Board of Directors, adopted a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is incorporated by reference from the information contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading “Executive Officers of the Registrant” in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2006 Annual Meeting of Stockholders under the section heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted the Wind River Systems, Inc. Code of Business Conduct and Ethics, or the General Code, which applies to every employee, officer and director of Wind River. Additionally, we have adopted a Supplemental Code of Ethics for our CEO and Senior Officers, or the Supplemental Code. Both the General Code and the Supplemental Code are publicly available on our website at the following URL: http://www.ir.windriver.com/corporategovernance.cfm.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2006 Annual Meeting of Stockholders. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding outstanding options and shares reserved for future issuance.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of January 31, 2006. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	8,966,760	(1)	$11.8912	5,347,550
Equity compensation plan not approved by security holders	6,351,574		9.4356	0

Total	15,318,334		$10.8730	5,347,550

(1)	Excludes outstanding options to purchase an aggregate of 318,922 shares with a weighted average exercise price of $12.2650, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., and Rapid Logic, Inc.

The equity compensation plan not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 12, “Stock-Based Compensation Plans” in Notes to Consolidated Financial Statements filed as part of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits

(b)	Exhibits—See Item 15(a)(1) above.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.	10-K	April 30, 2002	3.3

4.1	Indenture dated as of December 10, 2001 between Wind River Systems, Inc. and Bankers Trust Company, as Trustee.	10-Q	December 17, 2001	4.1

4.2	Stockholder Rights Plan between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	November 4, 1999	99.2 and 99.3

4.3	Registration Rights Agreement dated as of December 10, 2001 by and between Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weissel Partners LLC.	10-Q	December 17, 2001	10.54

10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2*	1987 Equity Incentive Plan, as amended.	S-8 (No. 333-06921)	June 26, 1996	99.1

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5*	1993 Employee Stock Purchase Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.2

10.6*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.1

10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13

10.16*	Amended and Restated Vice Presidents’ Severance Benefit Plan.	10-Q	September 12, 2003	10.16

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.17*	Deferred Compensation Agreement between Wind River Systems, Inc. and Ronald A. Abelmann dated as of February 23, 1996.	10-Q/A	July 11, 1996	10.12

10.18*	Retirement and Consulting Agreement between Wind River Systems, Inc. and Ronald A. Abelmann, dated as of July 29, 1999.	10-Q	September 13, 1999	10.24

10.19*	Executive Employment Agreement between Wind River Systems, Inc. and Thomas M. St. Dennis, dated as of September 7, 1999.	10-Q	December 14, 1999	10.25

10.20*	Secured Promissory Note, dated as of September 7, 1999, between Wind River Systems, Inc. and Thomas M. St. Dennis.	10-Q	December 14, 1999	10.26

10.21*	Investment Property Security Agreement by Thomas M. St. Dennis in favor of Wind River Systems, Inc. dated as of September 7, 1999.	10-Q	December 14, 1999	10.27

10.22*	Non-Statutory Stock Option Agreement between Wind River Systems, Inc. and Marla Ann Stark.	10-Q	December 14, 1999	10.28

10.23*	Letter agreement dated June 27, 2001 by and between Wind River Systems, Inc. and Richard Kraber.	10-Q	September 14, 2001	10.49

10.24*	Separation Agreement and Release dated as of September 14, 2001 by and between Curt Schacker and Wind River Systems, Inc.	10-Q	December 17, 2001	10.50

10.25	Marina Village Industrial Gross Lease between Wind River Systems, Inc. and Alameda Real Estate Investments, dated as of March 15, 1990, as amended.	S-1 (No. 33-59146)	March 5, 1993	10.9

10.26	Lease Agreement between Deutsche Bank AG, New York Branch, and Wind River Systems, Inc., dated as of September 12, 1997.	10-Q	December 15, 1997	10.19

10.27	Lease Agreement between Deutsche Bank AG, New York Branch and Wind River Systems, Inc., dated as of November 30, 1999.	10-K	April 28, 2000	10.34

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.28	First Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated November 30, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.2

10.29	Eighth Amendment to Participation Agreement and Certain Operative Agreements with Limited Waiver dated December 3, 2001 between Wind River Systems, Inc., Deutsche Bank AG, New York Branch, and Deutsche Bank AG, New York and/or Cayman Islands Branch.	8-K	December 3, 2001	99.3

10.30	Stock Purchase Agreement between Wind River Systems, Inc. and Innotech Corporation dated as of December 28, 2000.	10-K	May 1, 2001	10.35

10.31	Stock Purchase Agreement between Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of December 28, 2000 (Incorporated by reference to the Form 10-K for the fiscal year ended January 31, 2001).	10-K	May 1, 2001	10.36

10.32	Stock Purchase Agreement between Wind River Systems, Inc. and Nissin Electric Co., Ltd. dated as of December 28, 2000.	10-K	May 1, 2001	10.37

10.33	Settlement Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of March 30, 2001.	10-K	May 1, 2001	10.38

10.34	Settlement Agreement between Wind River Systems K.K. and Nissin Electric Co., Inc. dated as of March 30, 2001.	10-K	May 1, 2001	10.39

10.35	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.41

10.36	Settlement Allocation Agreement between Wind River Systems K.K. and Kobe Steel, Ltd. dated as of April 27, 2001.	10-Q	June 13, 2001	10.42

10.37	2005 Equity Incentive Plan	10-Q	June 9, 2005	10.1

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.38	Form of 2005 Equity Incentive Plan—Stock Option Award Agreement	10-Q	June 9, 2005	10.2

10.37	Settlement Allocation Agreement between Wind River Systems K.K., Wind River Systems, Inc. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.43

10.38	Settlement Allocation Agreement between Wind River Systems K.K. and Nissin Electric Co., Ltd. Dated as of April 27, 2001.	10-Q	June 13, 2001	10.44

10.39	Purchase Agreement dated as of December 5, 2001 by and among Wind River Systems, Inc., Credit Suisse First Boston Corporation, UBS Warburg LLC and Thomas Weissel Partners LLC.	10-Q	December 17, 2001	10.53

10.40	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.40

10.41	Termination Agreement dated as of April 15, 2003 by and between Deustche Bank AG, New York Branch, Deutsche Bank AG, New York Branch and/or Cayman Islands Branch and Wind River Systems, Inc.	10-K	April 30, 2003	10.41

10.42	Credit Agreement dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.42

10.43	Security Agreement/Securities Account dated as of April 15, 2003 between Wind River Systems, Inc. and Wells Fargo Bank, National Association	10-K	April 30, 2003	10.43

10.44*	Separation Agreement and Release dated as of June 30, 2003 by and between Stephen Kennedy and Wind River Systems, Inc.	10-Q	September 12, 2003	10.44

10.45*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein	8-K	November 6, 2003	99.2

Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.46*	Separation Agreement between Wind River Systems, Inc. and Thomas St. Dennis	10-K	April 14, 2004	10.46

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24	Powers of Attorney (contained in signature page)

31.1	Certification of Chairman of the Board, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chairman of the Board, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: April 17, 2006	By:	/S/ MICHAEL W. ZELLNER
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

Name	Title	Date

/S/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 17, 2006

/S/ MICHAEL W. ZELLNER Michael W. Zellner	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial and accounting officer)	April 17, 2006

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Vice Chairman of the Board	April 17, 2006

/S/ JOHN C. BOLGER John C. Bolger	Director	April 17, 2006

/S/ WILLIAM B. ELMORE William B. Elmore	Director	April 17, 2006

/S/ JERRY L. FIDDLER Jerry L. Fiddler	Director	April 17, 2006

/S/ GRANT M. INMAN Grant M. Inman	Director	April 17, 2006

/S/ HARVEY C. JONES Harvey C. Jones	Director	April 17, 2006

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	April 17, 2006