Form 10-Q
period 2006-04-30
WIND RIVER SYSTEMS INC
filed 2006-06-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

As of May 31, 2006, there were 85,828,749 shares of the Registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2006	2005
	(In thousands, except per share amount)
Revenues, net:
Product	$26,843	$30,044
Subscription	21,660	16,366
Service	16,473	15,351

Total revenues, net	64,976	61,761

Cost of revenues (1) :
Product	779	1,622
Subscription	4,002	3,673
Service	10,589	7,886
Amortization of purchased intangibles	133	131

Total cost of revenues	15,503	13,312

Gross profit	49,473	48,449

Operating expenses (1) :
Selling and marketing	27,619	24,197
Product development and engineering	17,549	16,774
General and administrative	8,211	5,584
Amortization of other intangibles	95	23
Restructuring charges (reversals)	(98)	185

Total operating expenses	53,376	46,763

Income (loss) from operations	(3,903)	1,686
Other income (expense):
Interest income	1,957	1,503
Interest expense	(618)	(1,135)
Other income (expense), net	(88)	136

Total other income (expense)	1,251	504

Income (loss) before provision for income taxes	(2,652)	2,190
Provision for (benefit from) income taxes	(532)	386

Net income (loss)	$(2,120)	$1,804

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.02

Shares used in per share calculation:
Basic	85,773	83,702

Diluted	85,773	89,125

________________

(1)    Included in the above is the following stock-based compensation expense incurred upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” on February 1, 2006 as follows:

Cost of revenues:
Product	$17	$—
Subscription	345	—
Service	212	—

Total cost of revenues	574	—

Operating expenses:
Selling and marketing	1,444	—
Product development and engineering	825	—
General and administrative	2,249	—

Total operating expenses	4,518	—

Total stock-based compensation	$5,092	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2006	January 31, 2006
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$62,116	$59,279
Short-term investments	51,287	44,013
Accounts receivable, net	55,750	65,803
Prepaid and other current assets	14,900	13,224

Total current assets	184,053	182,319
Investments	99,012	115,584
Property and equipment, net	77,745	78,514
Goodwill	108,235	91,840
Other intangibles, net	4,656	1,883
Other assets	13,105	13,104

Total assets	$486,806	$483,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,607	$5,674
Accrued liabilities	11,935	12,260
Accrued compensation	16,792	16,190
Income taxes payable	706	2,249
Deferred revenues	88,929	84,505
Convertible subordinated notes	42,151	42,151

Total current liabilities	163,120	163,029
Long-term deferred revenues	12,538	13,760
Other long-term liabilities	4,276	3,008

Total liabilities	179,934	179,797

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 88,016 and 87,632 shares issued as of April 30, 2006 and January 31, 2006, respectively; 85,796 and 85,762 shares outstanding as of April 30, 2006 and January 31, 2006, respectively	88	88
Additional paid-in-capital	800,188	791,709
Treasury stock, 2,220 and 1,870 shares at cost as of April 30, 2006 and January 31, 2006	(39,693)	(35,466)
Accumulated other comprehensive loss	(4,386)	(5,679)
Accumulated deficit	(449,325)	(447,205)

Total stockholders’ equity	306,872	303,447

Total liabilities and stockholders’ equity	$486,806	$483,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,120)	$1,804
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	2,566	2,335
Amortization of bond issuance costs	84	82
Stock-based compensation expense	5,368	—
401(K) common stock match	547	579
Realized loss from repurchase of convertible subordinated notes	—	312
Realized loss from sales of available-for-sale securities, net	62	125
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	11,256	7,789
Accounts payable	(3,012)	104
Accrued liabilities	(1,163)	(2,490)
Accrued compensation	83	(3,171)
Income taxes payable	(1,543)	(396)
Deferred revenues	2,156	6,008
Other assets and liabilities	(1,050)	(1,859)

Net cash provided by operating activities	13,234	11,222

Cash flows from investing activities:
Acquisitions of property and equipment	(1,594)	(1,455)
Acquisition, net of cash acquired	(17,174)	—
Purchase of investments	(11,361)	(6,651)
Sales of investments	177	11,157
Maturities of investments	20,363	5,338

Net cash provided by (used in) investing activities	(9,589)	8,389

Cash flows from financing activities:
Issuance of common stock, net	2,840	4,371
Repurchase of common stock	(4,228)	—
Repurchase of convertible subordinated notes	—	(20,055)
Repayment of loan	(3)	—

Net cash used in financing activities	(1,391)	(15,684)

Effect of exchange rate changes on cash and cash equivalents	583	(66)

Net increase in cash and cash equivalents	2,837	3,861
Cash and cash equivalents at beginning of period	59,279	22,312

Cash and cash equivalents at end of period	$62,116	$26,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: The Company and Summary of Significant Accounting Policies

The Company. Wind River Systems, Inc. (“Wind River” or the “Company”) is a global leader in Device Software Optimization (“DSO”). Wind River’s software is used to develop and run devices better, faster, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

Wind River markets its products and services in North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region, primarily through its own direct sales organization, which consists of sales persons and field engineers. Wind River also licenses distributors, primarily in international regions, to serve customers in regions not serviced by its direct sales force. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

Basis of Presentation. Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed with the SEC on April 17, 2006.

Wind River believes that all necessary adjustments, which consisted of normal recurring items, have been included in the accompanying financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2007.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to, the accounting for stock-based compensation, the allowance for doubtful accounts, sales returns and other allowances, valuation of investments, goodwill and purchased intangibles, deferred tax assets and liabilities and income taxes, percentage of completion accounting, accrued compensation and other accruals, and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities. Actual results could differ from those estimates.

Stock-Based Compensation. On February 1, 2006, Wind River adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”), based on estimated fair values. FAS 123(R) supersedes Wind River’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to FAS 123(R). The provisions of SAB No. 107 have been applied in the adoption of FAS 123(R).

Wind River adopted FAS 123(R) using the modified prospective transition method, which, in the case of Wind River, requires the application of the accounting standard as of February 1, 2006, the first day of fiscal year 2007. The consolidated financial statements as of and for the three months ended April 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended April 30, 2006 was $5.1 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases under the Company’s ESPP, of $4.7 million and $385,000, respectively. See Note 11: “Stock-Based Compensation” to the condensed consolidated financial statements for additional information.

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of FAS 123(R), Wind River accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to non-employees, because the exercise price of its stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal year 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). In conjunction with the adoption of FAS 123(R), the Company continued its method of attributing the value of stock-based compensation using a straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information previously required under FAS 123 for the periods prior to fiscal year 2007, Wind River accounted for forfeitures as they occurred.

Upon adoption of FAS 123(R), the Company continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for its pro forma information required under FAS 123. See Note 11: “Stock-Based Compensation” to the condensed consolidated financial statements for additional information. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise and cancellation behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R). Companies have one year from the later of the adoption of FAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We expect to make such election by the end of fiscal 2007.

Net Income (Loss) per Share. Net income (loss) per share includes basic net income (loss) per share, which is based on the weighted-average number of common shares outstanding during the period excluding unvested restricted stock, and diluted net income (loss) per share, which is based on the weighted-average number of common shares outstanding during the period and all potentially dilutive common shares outstanding during the period. Potentially dilutive common stock consists of incremental common stock issuable upon the exercise of stock options (using the treasury stock method), convertible subordinated notes (using the if-converted method) and unvested restricted stock, to the extent dilutive. See Note 9: “Net Income (Loss) per Share Computation.”

Note 2: Business Combinations

Acquisition of Interpeak

On March 20, 2006, Wind River acquired Interpeak AB (“Interpeak”) for approximately $18.3 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak is a privately held Swedish company that provides networking, security, and mobility middleware software that enables devices to connect to the internet. Wind River has accounted for this acquisition as a non-taxable purchase and, in accordance with FAS 141, “Business Combinations”, (“FAS 141”), the total consideration is allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

The accompanying unaudited balance sheet reflects the following preliminary allocation of the total purchase price of $18.3 million (in thousands):

Net current assets	$526
Property and equipment	15
Developed technology	1,400
Core technology	700
Maintenance contracts	500
Direct customer relationships	200
Distribution agreements	200
Goodwill	15,643
Deferred tax liability	(840)

Total purchase price	$18,344

In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of future performance of Interpeak, amongst other factors. Wind River used the income valuation approach in determining fair value using discount rates of 20% to 22%. The goodwill of $15.6 million represents Wind River’s assigned value for the long-term potential of the integration of Interpeak into Wind River’s overall product strategy. The estimated useful economic lives of the identifiable intangible assets acquired in the Interpeak acquisition are three years for the developed and core technology and the distribution agreements, five years for the direct customer relationships and four years for the maintenance contracts. The final purchase price allocation will depend primarily upon the execution of our integration plan.

The condensed consolidated financial statements include the operating results of Interpeak from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the consolidated statement of operations, balance sheet, or cash flows of Wind River.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets, (in thousands):

	As of January 31, 2006	As of April 30, 2006
	Net	Gross Carrying amount	Accumulated amortization	Net
Goodwill	91,840	108,235	—	108,235
Developed and core technology and patents	1,578	32,580	(29,108)	3,472
Customer relationships, contracts, and agreements	305	16,477	(15,293)	1,184

Total	$93,723	$157,292	$(44,401)	$112,891

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of Interpeak. The weighted-average useful economic life of the intangible assets as at April 30, 2006 is three years.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of April 30, 2006, Wind River had outstanding contracts with the following terms:

	(USD Equivalent or Currency Amount, In thousands)
Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(€)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,100	11,500	100,000	7,700	21,000
Rate:	0.5554	0.7963	114.04	1.1189	7.3431
USD Equivalent:	$1,981	$14,442	$877	$6,882	$2,860
Maturity Date:	5/31/06	5/31/06	5/31/06	5/31/06	5/31/06

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2006, the fair value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following:

	As of Apr. 30, 2006	As of Jan. 31, 2006
	(In thousands)
Current deferred revenues:
Subscription	$60,154	$52,156
Maintenance and other	28,775	32,349

Total current deferred revenues	88,929	84,505
Long-term deferred revenues:
Subscription	11,978	13,181
Maintenance and other	560	579

Total long-term deferred revenues	12,538	13,760

Total deferred revenues	$101,467	$98,265

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

Note 5: Restructuring

At January 31, 2006 and April 30, 2006, the restructuring accrual included within accrued liabilities in the consolidated balance sheet was approximately $899,000 and $739,000, respectively. The movement of $160,000 during the three months ended April 30, 2006 relates primarily to the release of a legal accrual that is no longer considered necessary in addition to cash payments against the accrual related to the consolidation of excess facilities. Wind River expects the remaining accrual related to workforce reductions and consolidation of excess facilities to be paid out by the second quarter of fiscal 2007 and third quarter of fiscal 2012, respectively.

Note 6: Convertible Subordinated Notes and Other Borrowings

In December 2001, Wind River issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes may be converted, at the option of the holder, into Wind River’s common stock at any time at the then-current conversion price, initially $24.115 per share. Wind River may redeem all or a portion of the notes for cash at the redemption price of 100% of the principal amount.

During fiscal 2005 and 2006, Wind River repurchased $107.8 million of the notes on the open market at an aggregate price of $108.2 million.

As of April 30, 2006, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding, and are disclosed as a current liability in the condensed consolidated balance sheet.

Note 7: Provision for (Benefit from) Income Taxes

The Company had a tax benefit of $532,000, and a tax provision of $386,000 in the first quarter of fiscal 2006 and 2005, respectively. The tax provision (benefit) is based on estimates of the Company’s expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income (loss) before provision for income taxes, adjusted for any discrete items.

As of April 30, 2006, the Company’s deferred tax assets, with the exception of certain international jurisdictions, were subject to a full valuation allowance based on its determination that these assets will probably not be realized. Deferred income taxes are recorded in accordance with FAS 109, “Accounting for Income Taxes” (“FAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates on laws in effect when the differences are expected to reverse. FAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions Wind River has determined that it is more likely than not that its deferred tax assets jurisdictions will not be realized, due to uncertainties relating to its ability to utilize its deferred tax assets, primarily net operating losses carried forward and foreign tax credits, before they expire. Accordingly, the Company has deferred tax assets of $7.1 million in these international jurisdictions and full valuation allowance against the remainder of our deferred tax assets as of April 30, 2006.

Should Wind River determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Wind River considers all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required. In addition, the assessments sometimes require the Company to schedule future taxable income in accordance with FAS 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. The valuation allowance at April 30, 2006 is $92.2 million and relates primarily to deferred tax assets held in the U.S. The Company estimated that when this valuation allowance is released, approximately $82.9 million will result in an income tax benefit to the statement of operations and approximately $9.3 million related to stock option exercises and related tax credits will be credited directly to additional paid in capital. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. Due to its recent profitability, Wind River believes that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended April 30, 2006 and 2005 is as follows:

	Three Months Ended April 30,
	2006	2005
	(In thousands)
Net income (loss)	$(2,120)	$1,804
Other comprehensive loss:
Foreign currency translation adjustments	1,380	(83)
Unrealized loss on investments	(149)	(626)
Reclassification adjustment for (gain) loss included in net income (loss)	62	125

Other comprehensive loss	1,293	(584)

Total comprehensive income (loss)	$(827)	$1,220

Note 9: Net Income (Loss) per Share Computation

In accordance with SFAS No. 128, “Earnings per Share,” the calculation of shares used in basic and diluted net income (loss) per share computation is presented below:

	Three Months Ended April 30,
	2006	2005
	(In thousands except share amounts)
Net income (loss)	$(2,120)	$1,804

Weighted average common shares outstanding—basic	85,773	83,702
Effect of dilutive potential common shares	—	5,423

Weighted average common shares outstanding—diluted	85,773	89,125

Net income (loss) per share:
Basic and diluted	$(0.02)	$0.02

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million and 2.3 million shares for the three months ended April 30, 2006 and 2005, respectively, is anti-dilutive, and is therefore excluded from the above computation. Since Wind River had a net loss for the three months ended April 30, 2006, there is no difference between basic and diluted net loss per share. If Wind River had recorded net income for the three months ended April 30, 2006, it would have included in the computation dilutive potential common shares from outstanding stock options totaling approximately 2.4 million for the three months ended April 30, 2006. For the three months ended April 30, 2006 and 2005, the number of anti-dilutive common shares from outstanding stock options, as calculated based on the weighted average closing price of our common stock for the respective periods, amounted to approximately 7.0 million and 903,000, respectively.

Note 10: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, Wind River may have, but was not required to, purchase up to $30.0 million of Wind River common stock over a period of two years, of which 958,500 shares of Wind River’s common stock at an aggregate purchase price of approximately $4.7 million were repurchased in fiscal 2003. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). In fiscal 2006, Wind River repurchased 408,700 shares of Wind River’s common stock for an aggregate total purchase price of approximately $5.0 million with the repurchased shares being recorded as Treasury Stock on a last-in, first-out basis. During the three months ended April 30, 2006 and fiscal 2006, 2005 and 2004, the share repurchase program provided 300,000 shares for issuance to employees under the ESPP.

In March 2006, Wind River repurchased 350,000 shares of its common stock for an aggregate purchase price of approximately $4.2 million.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River agreed to grant 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. The restrictions will lapse one year from the acquisition date, subject to their continued employment with Wind River during the one year period. The total value of the restricted stock, based on the average closing price of its common stock two days before, two days after, and on the date of the acquisition was $2.4 million. The total charge is being amortized over the period of the restriction, and, accordingly, approximately $276,000 of expense has been recognized during the three months ended April 30, 2006.

Note 11: Stock-Based Compensation

Equity Incentive Plans

Prior to fiscal 2006, Wind River had three main stock option plans: the 1998 Equity Incentive Plan (the “1998 Plan”), the 1998 Non-Officer Stock Option Plan (the “NSO Plan”) and 1995 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

On June 8, 2005, the stockholders of Wind River approved a new plan, the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value and a term of 7 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). The 2005 Equity Plan replaces the 1987 Equity Incentive Plan, Director’s Plan, the 1998 NSO Plan and the 1998 Predecessor Plans. No further awards will be granted under the Predecessor Plans. As of April 30, 2006, approximately 3.5 million shares were available for grant under our stock option plans.

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

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. Wind River did not issue any shares under the Purchase Plan during the first quarter of fiscal 2006 or 2005. As of April 30, 2006, approximately 1.5 million shares were available for issuance under the Purchase Plan.

Impact of the Adoption of FAS 123(R)

Wind River adopted FAS 123(R) using the modified prospective transition method beginning February 1, 2006. Accordingly, during the three-month period ended April 30, 2006, Wind River recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, Wind River has recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, Wind River has continued to recognize compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended April 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers historic termination behavior. The impact on the results of operations of recording stock-based compensation for the three-month period ended April 30, 2006 was as follows (in thousands):

Cost of net revenues	$574
Selling and marketing expenses	1,444
Product development and engineering expenses	825
General and administrative expenses	2,249

Total stock-based compensation expense	$5,092

Valuation Assumptions

Wind River calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended April 30,
	2006	2005
Risk-free interest rates	4.65% – 4.97%	3.86%
Expected lives (in years)	3.6 – 7.0	4.13
Dividend yield	0%	0%
Expected volatility	49.8% – 56.9%	77.4%

The computation of expected volatility for the first quarter of fiscal year 2007 is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives in the three months ended April 30, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three months ended April 30, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of the stock options awards in the three months ended April 30, 2006 and 2005 was $5.97 and $8.61, respectively.

The fair value of employees’ stock purchase rights under Wind River’s Employee Stock Purchase Plan (“Purchase Plan”) was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for each respective period:

	Three Months Ended April 30,
	2006	2005
Risk-free interest rates	4.38%	2.6%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	46.90%	48.4%

The weighted average fair value of the common stock purchase rights granted under the Purchase Plan in the three months ended April 30, 2006 and 2005 was $4.21 and $3.90, respectively.

Stock-Based Payment Award Activity

The following table summarizes activity under our equity incentive plans for the three months ended April 30, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2006	15,638	$10.64
Granted	755	12.40
Exercised	(341)	8.32
Cancelled	(158)	12.35

Outstanding at April 30, 2006	15,894	$11.01	5.77	$28,207

Vested and expected to vest at April 30, 2006	13,717	$10.90	5.70	$26,289

Options exercisable at April 30, 2006	7,751	$10.39	5.03	$20,596

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 8.9 million options with exercise prices below the fair market value of the Company’s stock at April 30, 2006. During the three months ended April 30, 2006, the aggregate intrinsic value of options exercised under our stock option plans was $1.8 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against the domestic deferred tax assets. As of April 30, 2006, there was approximately $42.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under Wind River’s stock awards plans. That cost is expected to be recognized over a weighted-average period of approximately two years.

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS 123(R), the disclosures required under FAS 123, as amended by FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosures” were provided in the notes to the consolidated financial statements. Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three months ended April 30, 2005 for employee stock option awards, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Shares issued under the Purchase Plan were deemed non-compensatory under the provisions of APB No. 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended April 30, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$1,804
Less: Stock-based compensation expense determined under fair value based method for all awards	(5,671)

Pro forma net loss	$(3,867)

Basic and diluted net income (loss) per share
As reported	$0.02
Pro forma	$(0.05)

Note 12: Segment and Geographic Information

Wind River reports in one industry segment—technology for device operating systems and provides the disclosures required in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East, and Africa), Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below:

	Three Months Ended April 30,
	2006	2005
	(In thousands)
North America	$34,899	$33,854
EMEA	15,594	14,500
Japan	9,324	8,396
Asia Pacific	5,159	5,011

Total	$64,976	$61,761

Revenue information on a product, subscription and services basis is presented below:

	Three Months Ended April 30,
	2006	2005
	(In thousands)
Software license revenues	$8,925	$11,882
Production license revenues	17,918	18,162
Subscription revenues	21,660	16,366
Maintenance revenues	7,911	8,759
Other service revenues	8,562	6,592

Total	$64,976	$61,761

No single customer accounted for more than 10% of Wind River’s total revenues in the three months ended April 30, 2006 or 2005.

Note 13: Subsequent Events

In June 2006, Wind River repurchased 250,000 shares of its common stock for an aggregate purchase price of approximately $2.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including adoption of an open source strategy, the potential release of all or a portion of Wind River’s valuation allowance associated with its deferred tax assets, our shift to an enterprise licensing model and the continued shift of our customers to our Wind River Platforms, our ability to increase our revenues, including deferred revenues, our financing plans and capital requirements, our investments, our expenses, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of Wind River’s implementation of its new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, the impact of changes to accounting for stock-based compensation pursuant to FASB’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors”.

These forward-looking statements speak only as of the date this Quarterly Report on Form 10-Q was filed and of information currently and actually known. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated events, except as required by law.

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

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Recent Operating Results

Our total revenues were $65.0 million and $61.8 million in the three months ended April 30, 2006 and 2005, respectively. Our net loss was $2.1 million or $0.02 per share in the three months ended April 30, 2006 compared to net income of $1.8 million or $0.02 per share in the three months ended April 30, 2005.

Our total deferred revenue increased to $101.5 million at April 30, 2006 from $98.3 million at January 31, 2006, primarily as a result of continued increases in sales of our Wind River Platforms and other enterprise license based products under our subscription-based license model. Of the total deferred revenue balance at April 30, 2006, $12.5 million relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flow from operations of $13.2 million and $11.2 million in the three months ended April 30, 2006 and 2005, respectively. In March 2006, we acquired Interpeak AB (“Interpeak”) for a total purchase price of $18.3 million, comprised of $17.8 million in cash consideration, plus acquisition-related costs. Cash expended, net of cash acquired was $17.2 million. In addition, in March 2006 we repurchased 350,000 shares of our common stock for an aggregate purchase price of approximately $4.2 million.

We adopted FAS 123(R) beginning February 1, 2006. Accordingly, during the three-month period ended April 30, 2006, we recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended April 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for the first quarter of fiscal year 2007 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives in the three months ended April 30, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three months ended April 30, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The determination of fair value of share based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions, as noted above, regarding a number of highly complex and subjective variables.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity include:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Accounting for income taxes; and

•	Stock-based compensation;

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Results of Operations for the Three Months Ended April 30, 2006 and 2005

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

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Product revenues	$26,843	$30,044	41%	49%
Subscription revenues	21,660	16,366	33	26
Service revenues	16,473	15,351	26	25

Total revenues, net	$64,976	$61,761	100%	100%

Total revenues increased 5% or $3.2 million in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. This was primarily due to increased subscription revenues earned under our enterprise licensing model, partially offset by a reduction in our product revenues.

Our product revenues have been affected as the result of the transition of some of our customers to our Wind River Platforms. Fees from the Wind River Platforms are recorded as subscription revenue ratably over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted, and will continue to impact, our revenues as customers continue to transition to the Wind River Platforms, our deferred revenues have increased to $101.5 million at April 30, 2006 from $82.8 million at April 30, 2005, primarily as a result of the transition of business to our Wind River Platforms. Our service revenues, in particular maintenance revenues, have also been affected by the transition due to the fact that services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Perpetual license revenues	$8,925	$11,882	14%	19%
Production license revenues	17,918	18,162	27	30

Total product revenues	$26,843	$30,044	41%	49%

Perpetual license revenues declined 25% or $3.0 million in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. This was primarily due to the transition of business to our Wind River Platforms, which are accounted for as subscription revenues. The decline was also due in part to reduced revenues from our hardware and software bring up tools. We expect perpetual licenses and hardware revenues to continue to decline as the transition of business to our Wind River Platforms continues.

Production license revenues decreased slightly in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. The decrease was due to certain non-recurring revenues derived from our revenue assurance programs, which includes monitoring of our customer license compliance, which we earned in the three months ended April 30, 2005, offset in part by increases in volume of our underlying business.

Subscription Revenues. Subscription revenues increased 32% or $5.3 million in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. The increase in subscription revenues resulted primarily from the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under the enterprise license model, also known as our subscription model, and increasing volumes of subscription business with these customers. We expect that subscription revenues will continue to increase both in absolute dollars and as a percentage of total revenues in fiscal year 2007.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Maintenance revenues	$7,911	$8,759	12%	14%
Other service revenues	8,562	6,592	13	11

Total service revenues	$16,473	$15,351	25%	25%

Maintenance revenues declined 10% or $848,000 in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. The decline is primarily due to the continued transition of our customers to our Wind River Platforms, which include maintenance as a part of the subscription fee and is therefore recognized as subscription revenue. We expect maintenance revenues will continue to decline as our customers increasingly adopt our subscription-based licensing model and, as such, these revenues will be recognized within the subscription revenue category. Other service revenues, which consist of professional services and training, increased 30% or $2.0 million in the three months ended April 30, 2006 compared to the three months ended April 30, 2005 primarily due to increased demand in all sectors. During the three months ended April 30, 2006 and 2005, we generated $2.3 million and $3.5 million in revenue from fixed-price services contracts, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials services contracts are recognized as services are performed.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
North America	$34,899	$33,854	54%	55%
EMEA	15,594	14,500	24	23
Japan	9,324	8,396	14	14
Asia Pacific	5,159	5,011	8	8

Total revenues, net	$64,976	$61,761	100%	100%

Revenues from international sales increased 8% to $30.1 million in the three months ended April 30, 2006 from $27.9 million in the three months ended April 30, 2005. This increase was primarily due to an 11% and 8% increase in revenues from Japan and EMEA, respectively. The increases in revenues in each geographic area over these periods resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three months ended April 30, 2006 when compared to the three months ended April 30, 2005. As is the case with North America, our international revenues have also been affected as the result of the transition of some of our customers to our Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 46% and 45% of total revenues in the three months ended April 30, 2006 and 2005, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are primarily denominated in United States Dollars, Euro, United Kingdom Sterling or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	As of Apr. 30, 2006	As of Jan. 31, 2006	Dollar Change	Percentage Change
	(In thousands, except percentages)
Current deferred revenues:
Subscriptions	$60,154	$52,156	$7,998	15%
Maintenance and other	28,775	32,349	(3,574)	(11)%

Total current deferred revenues	88,929	84,505	4,424	5%
Long-term deferred revenues:
Subscriptions	11,978	13,181	(1,203)	(9)%
Maintenance and other	560	579	(19)	(3)%

Total long-term deferred revenues	12,538	13,760	(1,222)	(9)%

Total deferred revenues	$101,467	$98,265	$3,202	3%

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

The growth in current subscription deferred revenues results from the continued transition from our traditional perpetual licensing model to our Wind River Platforms enterprise license model and increasing business activity levels for this business model. The decrease in long-term subscription deferred revenues is due to ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold. We expect long-term subscription deferred revenues to continue to decrease as the outstanding balance will be recognized ratably as revenue over their respective remaining subscription terms. The reduction in deferred revenues for maintenance and other during the three months ended April 30, 2006 relates to reduced deferred maintenance revenues arising from the continued transition of our customers to our enterprise license model and lower deferred consulting services revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Product	$779	$1,622	3%	5%
Subscription	4,002	3,673	18	22
Service	10,589	7,886	64	51
Amortization of purchased intangibles	133	131	—	—

Total cost of revenues	$15,503	$13,312

Gross margin	$49,473	$48,449
Gross margin percentage	76%	78%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to personnel related costs including stock-based compensation recognized under FAS 123(R).

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of products as a percentage of associated revenues decreased from 5% in the three months ended April 30, 2005 to 3% in the three months ended April 30, 2006. The decrease was due primarily to lower allocated direct production costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs. Included in cost of product for the three months ended April 30, 2006 is $17,000 of stock-based compensation expense.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. The increase in subscription costs was primarily due to the increase in stock-based compensation expense. The decreases in cost of subscription revenues as a percentage of subscription revenues in the three months ended April 30, 2006 compared to the three months ended April 30, 2005 were primarily related to a lower allocation of support services. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms and the continued transition of existing customers from our perpetual based licensing to the enterprise license model. Cost of subscriptions may be affected in the future by the direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services. Included in cost of subscription for the three months ended April 30, 2006 is $345,000 of stock-based compensation expense due to our adoption of FAS 123(R) on February 1, 2006.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The increase in absolute dollars of cost of service in the three months ended April 30, 2006 compared to the three months ended April 30, 2005 was primarily due to an increase in full-time employees and outside consultants for our professional services as a result of the increased level of the services business. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization. Included in cost of subscription for the three months ended April 30, 2006 is $212,000 of stock-based compensation expense due to our adoption of FAS 123(R) on February 1, 2006.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $2.1 million in completed technology which is being amortized to cost of revenue over a four-year period. In March 2006, we acquired Interpeak for approximately $18.3 million, comprising of $17.8 million in cash consideration plus direct acquisition costs, and recorded $3.0 million in purchased intangibles, of which, $2.1 million is being amortized to cost of revenue over their estimated useful lives of three years. The remaining $900,000 is being amortized to operating expenses over their estimated useful lives of three to five years. We expect that amortization of purchased intangibles will increase in fiscal year 2007 due to the Interpeak acquisition.

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

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Selling and marketing	$26,175	$24,197	40%	39%
Stock-based compensation	1,444	—	2	—

Total selling and marketing	$27,619	$24,197	42%	39%

Total selling and marketing expenses increased by $3.4 million in the three months ended April 30, 2006, compared to the three months ended April 30, 2005. Excluding stock-based compensation expense, selling and marketing expenses increased 8% or $2.0 million in the three months ended April 30, 2006, compared to the three months ended April 30, 2005. This increase was primarily attributable to increased employee-related costs, increased costs for promotional expenses, events and trade shows. Employee-related costs, increased by $1.0 million as compared to the three months ended April 30, 2005, primarily related to our continued investment in our sales organization. In addition, promotional expenses, events and trade show expenses increased by approximately $487,000 in aggregate due to increased investment in promotional expenditures and trade shows to strengthen the Wind River brand. Stock-based compensation expense increased due to our adoption of FAS 123(R) on February 1, 2006.

We expect an increase in selling and marketing expenses in absolute dollars in both the short- and long-term as we continue to focus on long-term growth in the areas of sales and marketing personnel and marketing and advertising programs.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Product development and engineering	$16,447	$16,774	25%	27%
Stock-based compensation	1,102	—	2	—

Total product development and engineering	$17,549	$16,774	27%	27%

Total product development and engineering expenses increased by $775,000 in the three months ended April 30, 2006, compared to the three months ended April 30, 2005. Excluding stock-based compensation expense, product development and engineering expenses remained relatively flat in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. Employee-related costs and the use of external consultants decreased by $1.0 million in the three months ended April 30, 2006 compared to April 30, 2005. This decrease was partially offset by a decrease in customer-funded research and development of $778,000, thereby increasing our expenses in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. Stock-based compensation expense increased primarily due to our adoption of FAS 123(R) on February 1, 2006. Included in the stock-based compensation expense is approximately $276,000 related to amortization of restricted stock to be issued in relation to the acquisition of Interpeak. Due to the fact the restrictions on the stock will lapse at the end of one year from acquisition, subject to continued employment with us, the total charge is deemed to be compensation and not part of the purchase price. As such, the expense is being amortized over the service period.

We expect product development and engineering expenses to increase in absolute dollars for the remainder of the fiscal 2007 but to decrease slightly as a percentage of net revenues.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
General and administrative	$5,962	$5,584	9%	9%
Stock-based compensation	2,249	—	3	—

Total general and administrative	$8,211	$5,584	12%	9%

Total general and administrative expenses increased by $2.6 million in the three months ended April 30, 2006, compared to the three months ended April 30, 2005. Excluding stock-based compensation expense, general and administrative expenses increased 7% or $378,000 in the three months ended April 30, 2006 compared to three months ended April 30, 2005. The increase was primarily due to an increase in salary and related benefits. Stock-based compensation expense increased due to our adoption of FAS 123(R) on February 1, 2006.

Excluding stock-based compensation, we expect general and administrative expenses to increase in absolute dollars for the remainder of fiscal year 2007 but to stay relatively stable as a percentage of net revenues.

Amortization of Other Intangibles

The increase in amortization of other intangibles for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 was due to the acquisition of Interpeak on March 20, 2006. We recorded $3.0 million in intangible assets as a result of the acquisition, of which, $2.1 million are being amortized against our cost of revenues and $900,000 are being amortized against our result of operations over a three to five year period.

Other Income (Expense)

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2006	2005	2006	2005
	(In thousands, except percentages)
Interest income	$1,957	$1,503	3%	3%
Interest expense	(618)	(1,135)	(1)	(2)
Other income (expense), net	(88)	136	—	—

Total other income	$1,251	$504	2%	1%

Interest Income. Interest income increased 30% or $454,000, in the three months ended April 30, 2006 compared to the three months ended April 30, 2005. The increase in interest income was primarily due to higher yield on higher average invested balances. The average yield for the three months ended April 30, 2006 was 4.09% compared to 3.41% for the three months ended April 30, 2005. Total cash, cash equivalents and investments totaled $212.4 million and $188.2 million as of April 30, 2006 and April 30, 2005, respectively.

Interest Expense. Interest expense decreased by 46% or $517,000, in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. We pay interest on our outstanding 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as interest expense. Interest expense associated with our convertible subordinated notes declined from $625,000 to $395,000 in the three months ended April 30, 2006 compared to the three months ended April 30, 2005, due to lower average outstanding convertible subordinated notes. In addition, in March 2005, we repurchased $20.0 million of our convertible subordinated notes and as a result, recorded a $312,000 expense related to premium paid and the related acceleration of expense of bond issuance costs which also contributed to the overall decrease. The subordinated convertible notes totaled $42.2 million and $55.0 million at April 30, 2006 and 2005, respectively .

Other Income or Expense, Net. Other income (expense) consists primarily of realized losses of $62,000 and $125,000 on settlement of marketable securities in the three months ended April 30, 2006 and 2005, respectively. Additionally, during the three months ended April 30, 2005, we received dividends of $311,000.

Provision for (Benefit from) Income Taxes

We had a tax benefit of $532,000, and a tax provision of $386,000 in the first quarter of fiscal 2006 and 2005, respectively. Our tax provision (benefit) is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income (loss) before provision for income taxes, adjusted for any discrete items.

As of April 30, 2006, our deferred tax assets, with the exception of certain international jurisdictions, were subject to a full valuation allowance based on our determination that these assets will probably not be realized. Deferred income taxes are recorded in accordance with FASB 109, “Accounting for Income Taxes” (“FASB 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates on laws in effect when the differences are expected to reverse. FASB 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions we have determined that it is more likely than not that our deferred tax assets jurisdictions will not be realized, due to uncertainties relating to our ability to utilize our deferred tax assets, primarily net operating losses carried forward and foreign tax credits, before they expire. Accordingly, we have deferred tax assets of $7.1 million in these international jurisdictions and full valuation allowance against the remainder of our deferred tax assets as of April 30, 2006.

Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with SFAS No. 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. The valuation allowance at April 30, 2006 is $92.2 million and relates primarily to deferred tax assets held in the U.S. We estimate that when this valuation allowance is released, approximately $82.9 million will result in an income tax benefit to the statement of operations and approximately $9.3 million related to stock option exercises and related tax credits will be credited directly to additional paid in capital. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. Due to our recent profitability, we believe that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Liquidity and Capital Resources

As of April 30, 2006, we had working capital of approximately $20.9 million, and cash, cash equivalents and investments of approximately $212.4 million, which included $62.1 million of cash and cash equivalents, $51.3 million of short-term investments and $99.0 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below:

	Three Months Ended April 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$13,234	$11,222
Net cash provided by (used in) investing activities	(9,589)	8,389
Net cash (used in) financing activities	(1,391)	(15,684)

Operating activities primarily include the net income or loss for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In the three months ended April 30, 2006, our operating activities provided net cash of $13.2 million compared to $11.2 million in the three months ended April 30, 2005.

Net cash provided by operating activities for the three months ended April 30, 2006, consisted of cash provided by operations of $6.5 million and an increase in cash of $6.7 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues offset in part by increases in accounts payable and income taxes payable. The decrease in accounts receivable, net, of $11.3 million was primarily due to strong cash collections and reduced activity in the quarter. The increase in deferred revenue of $2.2 million was due primarily to the continued customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year.

Net cash provided by operating activities for the three months ended April 30, 2005, consisted of cash provided by operations of $5.2 million and an increase in cash of $6.0 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $7.8 million was primarily due to strong cash collections and the increase in deferred revenue of $6.0 million was due primarily to the continuing customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. These increases to cash provided by operations were partially offset by decreases in accrued liabilities and accrued compensation of $2.5 million and $3.2 million, respectively.

In the three months ended April 30, 2006, cash from operations includes net loss of $2.1 million offset primarily by stock-based compensation and depreciation and amortization (including amortization of bond issuance costs) of $5.4 million and $2.7 million, respectively. In the three months ended April 30, 2005, cash from operations includes net income of $1.8 million which includes non-cash expenses primarily of depreciation and amortization of $2.4 million. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $9.6 million in the three months ended April 30, 2006 and provided cash of $8.4 million in the three months ended April 30, 2005. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. In March 2006, we acquired Interpeak for an approximate net cash outlay of $17.2 million. The acquisition of property and equipment totaled $1.6 million and $1.5 million for the three months ended April 30, 2006 and 2005, respectively. During the three months ended April 30, 2006, our maturities and sales of investments, net of purchases, was $9.2 million compared to $9.8 million during the three months ended April 30, 2005.

Our financing activities used net cash of $1.4 million and $15.7 million in the three months ended April 30, 2006 and 2005, respectively. During the three months ended April 30, 2006, and 2005, we received $2.8 million and $4.4 million respectively, due to the issuance of common stock from employee stock option exercises. Additionally, in the three months ended April 30, 2006, we repurchased 350,000 common shares for approximately $4.2 million. In the three months ended April 30, 2005, we repurchased convertible subordinated notes for a total cash outlay of $20.1 million.

In June 2002, the Board of Directors authorized a stock repurchase program to enable us to acquire outstanding common stock in the open market or through negotiated transactions. Under the program, we may have, but are not required to, purchase up to $30.0 million of our common stock over a period of two years, of which 958,500 shares of our common stock at an aggregate purchase price of approximately $4.7 million were repurchased in fiscal 2003. In June 2004, the Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. In addition, the Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). In fiscal 2006, Wind River repurchased 408,700 shares of our common stock for an aggregate total purchase price of approximately $5.0 million with the repurchased shares being recorded as Treasury Stock on a last-in, first-out basis. During the three months ended April 30, 2006 and fiscal 2006, 2005 and 2004, the share repurchase program provided 300,000 shares for issuance to employees under the ESPP. In June 2006, we repurchased 250,000 shares of our common stock for an aggregate purchase price of approximately $2.3 million.

Convertible Subordinated Notes

In December 2001, we issued $150.0 million of 3.75% convertible subordinated notes due December 2006. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes may be converted, at the option of the holder, into our common stock at any time at the then-current conversion price, initially $24.115 per share. We may redeem all or a portion of the remaining notes for cash at the redemption price of 100% of the principal amount beginning December 15, 2005 and thereafter.

During fiscal 2005 and 2006, we repurchased $107.8 million of the notes on the open market at an aggregate price of $108.2 million.

As of April 30, 2006, $42.2 million in convertible subordinated notes (convertible into 1.7 million shares) remained outstanding , and are disclosed as a current liability in the accompanying condensed consolidated balance sheet.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of April 30, 2006, we had outstanding contracts with the following terms:

	(USD Equivalent or Currency Amount, In thousands)
Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(€)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,100	11,500	100,000	7,700	21,000
Rate:	0.5554	0.7963	114.04	1.1189	7.3431
USD Equivalent:	$1,981	$14,442	$877	$6,882	$2,860
Maturity Date:	5/31/06	5/31/06	5/31/06	5/31/06	5/31/06

We do not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2006, the fair value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

There have been no material changes to our equity price risk since the fiscal year ended January 31, 2006. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2006 Form 10-K for the fiscal year ended January 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Stock

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations or have a negative impact on our stock price. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Our enterprise license model has impacted the timing of our reported revenues.

The adoption of a subscription-based license model has impacted the timing of our reported revenues. Under the enterprise license model revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our subscription-based products. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

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

We offer products that are based on open source software, including our stand-alone development tool products for use with open source components, and our platform products that are distributed with open source components. We cannot be certain whether these and future open source product offerings will be successfully adopted by new and current customers and our open source strategy may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our business models for our products based on open source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Our open source products may subject us to increased legal risks.

As our products that include open source components are adopted, we face increased legal risks, which could affect our ability to develop or sell our open source products. Our open source strategy may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. In addition, third parties could allege that our own development efforts considered to be proprietary have resulted in allegedly infringing work or work that is subject to open source obligations. Our risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business. It is also possible that our own intellectual property rights related to our open source products or services may be infringed and that as a result we may need to bring our own claim against third parties.

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

Although our agreements with our customers contain provisions intended to limit our exposure to infringement and liability claims and typically do not provide for indemnification for open source materials, our agreements may not be effective in limiting our exposure in all circumstances. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-

infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party’s intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and reduce our ability to compete.

Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

Our significant international business activities subject us to increased costs and economic risks.

We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2006, revenues from international sales were $30.1 million, or 46% of total revenues. For fiscal 2006, revenues from international sales were $118.7 million, or 45% of total revenues. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. Our product development and engineering expenses, which are net of funded research and development and capitalized research and development, for the three months ended April 30, 2006 were $17.5 million, or 27% of total revenues. For the three months ended April 30, 2006, product development and engineering expenses were $16.8 million, or 27% of total revenues. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities may adversely affect our operating results.

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

On February 1, 2006, we adopted FASB Statement 123(R), “Share-Based Payment,” (“FAS 123(R)”) and are now required to measure and record compensation costs for all stock-based compensation, including our stock options and employee stock purchase plan, at fair value. The adoption of FAS 123(R) has had and will continue to have a material adverse impact on our gross margin, income (loss) from operations, net income (loss), and our net income (loss) per share by decreasing our income or creating a loss by the additional amount of such stock compensation charges. Also, a change in any other accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during the three months ended April 30, 2006, our stock had an intra-day high sales price of $15.71 and an intra-day low sales price of $11.09. During fiscal 2006, our stock had an intra-day high sales price of $17.68 and an intra-day low sales price of $11.04. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

As of April 30, 2006, we had $42.2 million in outstanding indebtedness under our 3.75% convertible subordinated notes. As of April 30, 2006, we had cash and cash equivalents of $62.1 million, short-term investments of $51.3 million and long-term investments of $99.0 million. The indenture under which our convertible subordinated notes were issued contains customary events of default, and also provides that an event of default occurs if we (or one of our significant subsidiaries) fail to pay, at final maturity or upon acceleration, any indebtedness for money borrowed in an outstanding principal amount in excess of $35.0 million, and the indebtedness is not discharged, or the default is not cured, waived or rescinded within 60 days after written notice is provided in accordance with the terms of the indenture. Under the terms of our convertible subordinated notes, if an event of default were to occur for any of the aforementioned reasons or other reasons and we do not or cannot cure the event of default within specified periods, the lenders could in each case accelerate payment of the indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended April 30, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
February 1 – February 28, 2006	—	—	—	$20,364,445
March 1 – March 31, 2006	350,000	$12.08	350,000	16,138,421
April 1 – April 30, 2006	—	—	—	16,138,421

Total for quarter ended April 30, 2006	350,000	$12.08	350,000	$16,138,421

(1)	In June 2002, our Board of Directors authorized a stock repurchase program to acquire outstanding common stock in the open market or negotiated transactions. Under the program, we may, but are not required to, purchase up to $30.0 million of our common stock over two years of which 958,500 shares of our common stock at an aggregate purchase price of approximately $4.6 million were repurchased in fiscal 2003. In June 2004, our Board of Directors extended the term of the existing share repurchase program for an additional two years through June 2006. No purchases were made during fiscal 2004 or 2005. In addition, our Board approved the purchase of 300,000 shares each year for replenishment of the Employee Stock Purchase Plan. In the three months ended October 31, 2005 and in March 2006, we repurchased 408,700 shares and 350,000 shares of our common stock for an aggregate total purchase price of approximately $5.0 million and $4.2 million, respectively. All repurchases were made on The NASDAQ National Market at prevailing open market prices and paid out of general corporate funds.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.

3.2(2)	Amended and Restated Bylaws of Wind River Systems, Inc.

31.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman of the Board, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Form 10-Q filed on December 15, 2000.
(2)	Incorporated by reference to the Form 10-K filed on April 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: June 9, 2006	By:	/s/ Michael W. Zellner
Michael W. Zellner Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary