Form 10-Q
period 2006-07-31
WIND RIVER SYSTEMS INC
filed 2007-03-19
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33061

WIND RIVER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2873391
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Wind River Way, Alameda, California 94501

(Address of principal executive offices, including zip code)

(510) 748-4100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 1, 2007, there were 85,418,924 shares of the Registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenues, net:
Product	$32,101	$32,818	$58,944	$62,862
Subscription	24,184	17,982	45,844	34,348
Service	17,425	15,945	33,898	31,296

Total revenues, net	73,710	66,745	138,686	128,506

Cost of revenues (1):
Product	713	1,609	1,492	3,231
Subscription	3,825	2,922	7,827	5,671
Service	11,422	9,675	22,011	18,485
Amortization of purchased intangibles	379	131	512	262

Total cost of revenues	16,339	14,337	31,842	27,649

Gross profit	57,371	52,408	106,844	100,857

Operating expenses (1):
Selling and marketing	28,399	23,973	56,018	48,170
Product development and engineering	18,319	16,895	35,868	33,669
General and administrative	8,434	5,685	16,547	11,454
Amortization of other intangibles	33	24	128	47

Total operating expenses	55,185	46,577	108,561	93,340

Income (loss) from operations	2,186	5,831	(1,717)	7,517

Other income (expense):
Interest income	2,151	1,470	4,108	2,973
Interest expense	(634)	(749)	(1,252)	(1,884)
Other expense, net	(9)	(362)	(97)	(226)

Total other income, net	1,508	359	2,759	863

Income before income taxes	3,694	6,190	1,042	8,380
Provision for income taxes	566	521	34	907

Net income	$3,128	$5,669	$1,008	$7,473

Net income per share:
Basic	$0.04	$0.07	$0.01	$0.09

Diluted	$0.04	$0.06	$0.01	$0.08

Shares used in per share calculation:
Basic	85,548	84,426	85,660	84,068
Diluted	86,503	90,119	87,048	89,637

(1)	Costs and expenses for the three and six months ended July 31, 2006 include the impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006. See Note 11 to these condensed consolidated financial statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	July 31, 2006	January 31, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$67,837	$59,279
Short-term investments	44,472	44,013
Accounts receivable, net	56,471	65,803
Prepaid and other current assets	13,443	13,224

Total current assets	182,223	182,319
Investments	103,878	115,584
Property and equipment, net	77,205	78,514
Goodwill	108,703	91,840
Other intangibles, net	4,414	1,883
Other assets	12,970	13,104

Total assets	$489,393	$483,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,727	$5,674
Accrued liabilities	12,319	12,260
Accrued compensation	16,455	16,190
Income taxes payable	499	2,249
Deferred revenues	89,656	84,505
Convertible subordinated notes	42,151	42,151

Total current liabilities	162,807	163,029
Long-term deferred revenues	12,045	13,760
Other long-term liabilities	4,489	3,008

Total liabilities	179,341	179,797

Stockholders' equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 88,331 and 87,632 shares issued as of July 31, 2006 and January 31, 2006, respectively; 85,251 and 85,762 shares outstanding as of July 31, 2006 and January 31, 2006, respectively	88	88
Additional paid-in-capital	812,737	798,501
Treasury stock, 3,080 and 1,870 shares at cost as of July 31, 2006 and January 31, 2006, respectively	(46,233)	(35,466)
Accumulated other comprehensive loss	(3,551)	(5,679)
Accumulated deficit	(452,989)	(453,997)

Total stockholders' equity	310,052	303,447

Total liabilities and stockholders' equity	$489,393	$483,244

(1)	See Note 1 to these condensed consolidated financial statements for corrections to stockholders’ equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,008	$7,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,261	4,690
Amortization of bond issuance costs	168	179
Stock-based compensation expense	11,038	—
401(K) common stock match	1,070	927
Realized loss from repurchase of convertible subordinated notes	—	401
Realized loss from sales of available-for-sale securities, net	198	262
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	10,751	9,848
Accounts payable	(3,899)	(1,361)
Accrued liabilities	(1,031)	(4,671)
Accrued compensation	(332)	(3,552)
Income taxes payable	(1,750)	(647)
Deferred revenues	1,958	4,681
Other assets and liabilities	565	(763)

Net cash provided by operating activities	25,005	17,467

Cash flows from investing activities:
Acquisitions of property and equipment	(2,700)	(3,231)
Acquisition, net of cash acquired	(17,345)	—
Purchase of investments	(41,230)	(19,098)
Sales of investments	346	13,118
Maturities of investments	52,297	14,561

Net cash provided by (used in) investing activities	(8,632)	5,350

Cash flows from financing activities:
Issuance of common stock	5,238	12,444
Repurchase of common stock	(13,878)	—
Repurchase of convertible subordinated notes	—	(32,840)
Repayment of loan	(75)	—

Net cash used in financing activities	(8,715)	(20,396)

Effect of exchange rate changes on cash and cash equivalents	900	(404)

Net increase in cash and cash equivalents	8,558	2,017
Cash and cash equivalents at beginning of period	59,279	22,312

Cash and cash equivalents at end of period	$67,837	$24,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: The Company and Summary of Significant Accounting Policies

The Company. Wind River Systems, Inc. (“Wind River” or the “Company”) is a global leader in Device Software Optimization (“DSO”). Wind River’s software is used to develop, run and manage devices better, faster, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs, and shorten product development cycles.

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

Basis of Presentation. Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006 filed with the SEC on April 17, 2006.

Wind River believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2007.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to, the accounting for stock-based compensation, the allowance for doubtful accounts, sales returns and other allowances, valuation of investments, goodwill and purchased intangibles, deferred tax assets and liabilities and income taxes and any associated valuation allowance or reserves, percentage of completion accounting, accrued compensation and other accruals, and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities. Actual results could differ from these estimates.

Impact of Stock Option Review. In May 2006, the Audit Committee of the Board of Directors commenced a voluntary review of the Company’s historical stock option granting practices and the related accounting. Subsequently, in September 2006, the Board of Directors appointed a Special Committee, comprised of a subset of the Audit Committee, which engaged independent legal counsel and accounting consultants to assist the Special Committee in its review. The review covered the timing and pricing of all stock option grants made under the Company’s stock option plans since its initial public offering in 1993. Based on the results of its review, the Special Committee concluded that the Company did not engage in intentional misrepresentation of consolidated financial statements or fraudulent misconduct in the granting of stock options. However, due to certain errors identified in the course of the review, the accounting measurement dates for certain historical stock option grants differed from the actual grant dates.

As a result of revising the accounting measurement dates for these stock option grants, the Company identified errors totaling approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. The impact of these errors, net of tax was $146,000, $270,000, $576,000, $616,000, $526,000, $588,000, $1.5 million, $1.6 million, $518,000, and $396,000 for fiscal years 1995 through fiscal years 2004, respectively. While these errors were not material to any previously filed financial statements, the Company concluded that correcting the aggregate error of approximately $6.8 million would be material to its consolidated statements of operations for the six months ended July 31, 2006, as well as its expected full year results, and accordingly, prior period accumulated deficit and additional paid-in-capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-Q. Financial statements of prior periods will also be adjusted, as necessary, in subsequent filings. Additional paid-in-capital and accumulated deficit were adjusted as of January 31, 2006 as follows (in thousands):

	January 31, 2006
	As Reported	Adjusted
Additional paid-in-capital	$791,709	$798,501
Accumulated deficit	$(447,205)	$(453,997)

Recent Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with sabbaticals are accrued over the requisite service period, assuming certain conditions are met. EITF 06-2 will be effective beginning in the first quarter of fiscal 2008. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The standard requires an entity to disclose its accounting policy regarding presentation of taxes within the statement of operations (i.e. gross or net presentation). If taxes included in gross revenues are significant, an entity should disclose the amount of such taxes in each period for which a statement of operations is presented. EITF 06-3 will be effective beginning in the first quarter of fiscal 2008. Based on its current evaluation of the standard, the Company does not expect the adoption of EITF 06-3 will have a significant impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of fiscal 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches for assessing the materially of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If, under either approach, misstatements are deemed material, registrants are required to adjust their financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 will be effective beginning in the fourth quarter of fiscal 2007. The Company plans to adopt SAB 108 in the fourth quarter and at present believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Note 2: Business Combinations

Acquisition of Interpeak

On March 20, 2006, Wind River acquired Interpeak AB (“Interpeak”), a privately held Swedish company, for approximately $18.3 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak provides networking, security, and mobility middleware software that enables devices to connect to the internet. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the total consideration was allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

The following table reflects the preliminary allocation of the total purchase price of $18.3 million as of the date of purchase (in thousands):

Net current assets	$526
Property and equipment	15
Developed technology	1,400
Core technology	700
Maintenance contracts	500
Direct customer relationships	200
Distribution agreements	200
Goodwill	15,643
Deferred tax liability	(840)

Total purchase price	$18,344

In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of Interpeak, amongst other factors. Wind River used the income valuation approach in determining fair value using discount rates of 20% to 22%. The goodwill of $15.6 million represents Wind River’s assigned value for the long-term potential of the integration of Interpeak into Wind River’s overall product strategy. The estimated useful economic lives of the identifiable intangible assets acquired in the Interpeak acquisition are three years for the developed and core technology and the distribution agreements, five years for the direct customer relationships and four years for the maintenance contracts. The final purchase price allocation will depend primarily upon the finalization of the valuation of acquired intangible assets.

The condensed consolidated financial statements include the operating results of Interpeak from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the consolidated statement of operations, balance sheets, or cash flows of Wind River.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets (in thousands):

	January 31, 2006	July 31, 2006
	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$91,840	108,703	—	108,703
Developed and core technology and patents	1,578	32,700	(29,413)	3,287
Customer relationships, contracts, and agreements	305	16,528	(15,401)	1,127

Total	$93,723	$157,931	$(44,814)	$113,117

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of Interpeak. The estimated weighted-average useful economic life of the other intangible assets as of July 31, 2006 is approximately three years.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company operates as one reporting unit and reviews goodwill for impairment at least annually during the second quarter of each fiscal year. The Company completed its annual goodwill impairment review during the second quarter of fiscal 2007 and the results of the review did not indicate an impairment.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of July 31, 2006, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,200	11,800	100,000	8,300	25,000
Rate:	0.5372	0.7809	114.69	1.1267	7.2179
USD Equivalent:	$2,234	$15,111	$872	$7,367	$3,464
Maturity Date:	8/31/2006	8/31/2006	8/31/2006	8/31/2006	8/31/2006

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2006, the difference between the fair value and carrying value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	July 31, 2006	January 31, 2006
Current deferred revenues:
Subscription	$60,947	$52,156
Maintenance and other	28,709	32,349

Total current deferred revenues	89,656	84,505
Long-term deferred revenues:
Subscription	11,436	13,181
Maintenance and other	609	579

Total long-term deferred revenues	12,045	13,760

Total deferred revenues	$101,701	$98,265

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred service and maintenance revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not separable from consulting services. Revenue for these services is recognized as the services are performed.

Note 5: Restructuring

Included within general and administrative expenses are restructuring costs of $237,000 and $422,000 for the three and six months ended July 31, 2005. As of January 31, 2006 and July 31, 2006, the restructuring accrual, included within accrued liabilities on the consolidated balance sheets was approximately $899,000 and $591,000, respectively. The net decrease of $308,000 during the six months ended July 31, 2006 is primarily attributable to the reversal of certain accruals related to a change in estimated legal and other costs of $158,000 and cash payments of $147,000 to settle certain outstanding restructuring liabilities. The Company expects to pay the remaining obligations related to workforce reductions by the fourth quarter of fiscal 2007. Remaining lease obligations related to vacated facilities will be paid over the remaining lease terms, which expire in fiscal 2012.

Note 6: Convertible Subordinated Notes

In December 2001, Wind River issued $150.0 million of 3.75% convertible subordinated notes. The notes are unsecured and subordinate to all existing and future senior debt. The notes mature on December 15, 2006, unless earlier redeemed or converted. Interest on the notes is payable in cash semi-annually in arrears during June and December of each year. The notes may be converted, at the option of the holder, into Wind River’s common stock at any time at the then-current conversion price, initially $24.115 per share. Wind River is entitled to redeem all or a portion of the notes for cash at the redemption price of 100% of the principal amount.

During fiscal 2005 and 2006, Wind River repurchased $107.8 million of the notes on the open market at an aggregate price of $108.2 million.

As of July 31, 2006, $42.2 million of the convertible subordinated notes (convertible into 1.7 million shares of the Company’s common stock) remained outstanding, and are disclosed as a current liability on the condensed consolidated balance sheet. See Note 14, “Subsequent Events,” for additional information regarding the final settlement of these subordinated notes in December 2006.

Note 7: Provision for Income Taxes

The Company had a provision for income taxes of $566,000 and $521,000 for the three months ended July 31, 2006 and 2005, respectively, and $34,000 and $907,000 for the six months ended July 31, 2006 and 2005, respectively. The provision is based on estimates of the Company’s expected liability for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, Wind River has determined that it is more likely than not that its remaining deferred tax assets will not be realized, due to uncertainties relating to its ability to utilize its deferred tax assets, primarily net operating losses carried forward and research and development tax credits, before they expire. Accordingly, the Company has deferred tax assets of $7.1 million related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of July 31, 2006.

Should Wind River determine that it would be able to realize its deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Wind River considers all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is required. In addition, the assessments sometimes require the Company to schedule future taxable income in accordance with SFAS 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. The Company will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. See Note 14, “Subsequent Events,” for additional information.

Note 8: Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Net income	$3,128	$5,669	$1,008	$7,473
Other comprehensive income (loss):
Foreign currency translation adjustments	422	(10)	1,802	(93)
Unrealized gain (loss) on investments	277	(317)	128	(943)
Realized loss included in net income	136	137	198	262

Other comprehensive income (loss)	835	(190)	2,128	(774)

Total comprehensive income	$3,963	$5,479	$3,136	$6,699

Note 9: Net Income per Share Computation

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method), unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Numerator:
Net income	$3,128	$5,669	$1,008	$7,473

Denominator:
Weighted average common shares outstanding- basic	85,548	84,426	85,660	84,068
Effect of dilutive potential common shares	955	5,693	1,388	5,569

Weighted average common shares outstanding- diluted	86,503	90,119	87,048	89,637

Net income per share
Basic	$0.04	$0.07	$0.01	$0.09
Diluted	$0.04	$0.06	$0.01	$0.08

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares of common stock is antidilutive for both the three and six months ended July 31, 2006 and 2005, and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 13.1 million and 11.6 million shares, respectively, for the three and six months ended July 31, 2006, and 729,000 and 871,000 shares, respectively, for the three and six months ended July 31, 2005.

Note 10: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2006, the Company repurchased 1.4 million shares at an aggregate purchase price of $10.0 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis.

During the three and six months ended July 31, 2006, Wind River repurchased 1.1 million shares at an aggregate purchase price of $9.7 million and 1.5 million shares at an aggregate purchase price of $13.9 million, respectively. The repurchased shares were recorded as treasury stock on a last-in, first-out basis. As of July 31, 2006, the Company may yet repurchase up to $6.5 million of outstanding common stock under the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the six months ended July 31, 2006 and in fiscal 2006, 2005 and 2004, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River agreed to grant 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. The restrictions will lapse one year from the acquisition date, subject to their continued employment with Wind River during the one-year period. The total value of the restricted stock, based on the average closing price of its common stock two days before, two days after, and on the date of the acquisition was $2.4 million. The total amount is being recorded as compensation expense over the period of the restriction as services are provided and approximately $605,000 and $881,000 of expense has been recognized during the three and six months ended July 31, 2006, respectively.

Note 11: Stock-Based Compensation

Equity Incentive Plans

Prior to fiscal 2006, Wind River had four main stock option plans: the 1987 Equity Incentive Plan, the 1998 Equity Incentive Plan, the 1998 Non-Officer Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan (together, the “Predecessor Plans”).

On June 8, 2005, the stockholders of Wind River approved a new plan, the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value and a term of 7 years. Options generally become exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). The 2005 Equity Plan replaces the Predecessor Plans and no further awards will be granted under those plans. As of July 31, 2006, approximately 3.8 million shares were available for grant under the Company’s stock option plans.

Under the terms of the 2005 Equity Plan, all non-employee directors of Wind River automatically will be granted, as of the date they are appointed or elected to the Board of Directors, a nonqualified stock option to purchase 50,000 shares under the 2005 Equity Plan. These initial grants vest as to 25% of the covered shares on each anniversary of the grant date, so as to become 100% vested on the four-year anniversary of the grant date thereafter, provided that the individual remains a service provider through each vesting date. In addition, on April 1st of each year, each non-employee director is automatically granted options to purchase 15,000 shares. These options vest in four equal annual installments but become fully vested on the first anniversary of the date of grant so long as the director attended at least 75% of the meetings of the Board and any committee on which the director serves that were held during that year. Under the 2005 Equity Plan, these options automatically terminate on the first anniversary of the grant date if the director fails to attend the requisite number of meetings.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “ESPP”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. Wind River issued 259,000 and 161,000 shares under the ESPP during the six months ended July 31, 2006 and 2005, respectively. As of July 31, 2006, approximately 1.3 million shares were available for issuance under the ESPP. See Note 14, “Subsequent Events” for additional information regarding the Company’s ESPP.

Impact of the Adoption of SFAS 123R

On February 1, 2006, Wind River adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s ESPP, based on estimated fair values. SFAS 123R supersedes Wind River’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The provisions of SAB 107 have been applied in the adoption of SFAS 123R.

Wind River adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of February 1, 2006, the first day of fiscal year 2007. The consolidated financial statements as of and for the three and six months ended July 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS 123R, Wind River accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended July 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued its method of attributing the value of stock-based compensation using a straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations for three and six months ended July 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information previously required under SFAS 123 for the periods prior to fiscal year 2007, Wind River accounted for forfeitures as they occurred.

On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Wind River elected to adopt this standard.

The impact on the results of operations of recording stock-based compensation under SFAS 123R for the three and six months ended July 31, 2006 was as follows (in thousands):

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Cost of net revenues	$619	$1,193
Selling and marketing expenses	1,383	2,827
Product development and engineering expenses	785	1,610
General and administrative expenses	2,278	4,527

Total stock-based compensation expense	$5,065	$10,157

Valuation Assumptions

Wind River uses the Black-Scholes option pricing model to determine the fair value of stock options consistent with the provisions of SFAS 123R, SAB 107 and the Company’s prior period pro forma disclosures of net income (loss). The fair value of each option grant is estimated on the date of grant and is affected by the Company’s stock price and a number of highly complex and subjective variables including, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise and cancellation behaviors.

The Company used the following weighted-average valuation assumptions to estimate the fair value of options granted during the three and six months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Risk-free interest rate	5.03% -5.21%	4.14%	4.65% -5.21%	4.14%
Expected life (in years)	3.6 - 4.0	3.98	3.6 - 7.0	3.98
Expected volatility	52.1% -56.5%	74.7%	52.1% -56.9%	74.7%
Dividend yield	0%	0%	0%	0%

The computation of expected volatility for the three and six months ended July 31, 2006 is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives during the three and six months ended July 31, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three and six months ended July 31, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of stock option awards granted during the three and six months ended July 31, 2006 was $4.24 and $5.56, respectively, and the weighted average fair value of stock option awards granted during the three and six months ended July 31, 2005 was $9.19 and $8.86, respectively.

The fair value of employees’ stock purchase rights under Wind River’s ESPP was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended July 31, 2006 and 2005:

	Three and Six Months Ended July 31,
	2006	2005
Risk-free interest rate	5.27%	3.37%
Expected life (in years)	0.5	0.5
Expected volatility	38.7%	48.1%
Dividend yield	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during both the three and six months ended July 31, 2006 was $2.37, as compared to $4.55 during both the three and six months ended July 31, 2005.

Stock-Based Payment Award Activity

The following table summarizes activity under the Company’s equity incentive plans for the six months ended July 31, 2006 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2006	15,638	$10.64
Granted	992	11.62
Exercised	(406)	8.02
Cancelled	(469)	12.41

Outstanding at July 31, 2006	15,755	10.97	5.55	$6,301

Vested and expected to vest at July 31, 2006	14,717	$10.95	5.53	$6,172

Options exercisable at July 31, 2006	8,410	$10.35	4.87	$6,087

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3.0 million options with exercise prices below the fair market value of the Company’s stock as of July 31, 2006. During the six months ended July 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.0 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against the domestic deferred tax assets. As of July 31, 2006, there was approximately $41.6 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under Wind River’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 1.76 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures were provided in the notes to the consolidated financial statements. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the results of operations for the three and six months ended July 31, 2005 for employee stock option awards. With the exception of stock option grants discussed more fully under “Impact of Stock Option Review,” all options were historically granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Shares issued under the Company’s ESPP were deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and six months ended July 31, 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income, as reported	$5,669	$7,473
Less: Stock-based compensation expense determined under fair value based method for all awards	5,332	11,003

Pro forma net income (loss)	$337	$(3,530)

As reported net income per share:
Basic	$0.07	$0.09
Diluted	$0.06	$0.08
Pro forma net income (loss) per share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)

Note 12: Segment and Geographic Information

Wind River reports in one industry segment—technology for device operating systems and provides the disclosures required in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East, and Africa), Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
North America	$39,191	$36,488	$74,090	$70,342
EMEA	16,946	14,875	32,540	29,375
Japan	9,937	9,611	19,261	18,007
Asia Pacific	7,636	5,771	12,795	10,782

Total	$73,710	$66,745	$138,686	$128,506

Revenue information on a product, subscription and services basis is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Perpetual license revenues	$10,516	$9,931	$19,441	$21,813
Production license revenues	21,585	22,887	39,503	41,049
Subscription revenues	24,184	17,982	45,844	34,348
Maintenance revenues	7,579	8,243	15,490	17,002
Other service revenues	9,846	7,702	18,408	14,294

Total	$73,710	$66,745	$138,686	$128,506

No single customer accounted for more than 10% of Wind River’s total revenues during the three and six months ended July 31, 2006 or 2005.

Note 13: Legal Proceedings

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for April 11, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether to appoint additional co-lead counsel. The Court is also expected to determine whether, if the fourth action is consolidated, the current consolidated and amended complaint will remain the operative complaint, or whether to permit plaintiffs to file another consolidated complaint. The Company is not due to respond to any complaint until the Court determines whether and if the consolidated and amended complaint will remain the operative complaint.

The Court has not set a trial date in either action, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

Other Litigation

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights. The Company believes the outcome of its outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

Note 14: Subsequent Events

As discussed in Note 6, “Convertible Subordinated Notes,” the Company issued $150.0 million of 3.75% convertible subordinated notes in December 2001. During fiscal 2005 and 2006, the Company repurchased $107.8 million of these notes. In December 2006, the remaining notes matured and the Company settled the remaining $42.2 million notes classified within current liabilities on the condensed consolidated balance sheet as at July 31, 2006 using existing cash, cash equivalents and investment balances.

As discussed in Note 7, “Provision for Income Taxes,” the Company has valuation allowances against deferred tax assets in certain jurisdictions. In January 2007, the Company released certain additional international deferred tax valuation allowances totaling approximately $2.8 million, as the Company determined that it was more likely than not that the underlying deferred tax assets would be realized. The reversal of these valuation allowances resulted in an increase to benefit from income taxes of $2.8 million in the fourth quarter of fiscal year 2007.

As discussed in Note 11, “Stock-Based Compensation,” the Company’s ESPP permits employees to purchase shares of Wind River common stock at a discount on certain plan-defined dates. Due to the Company’s delayed filings of its periodic reports with the SEC resulting from the voluntary internal review of the Company’s historical stock option granting practices and the related accounting, the Company terminated the six-month offering period ending December 31, 2006 and no ESPP shares were issued. In December 2006, the Company refunded ESPP contributions totaling approximately $1.1 million, of which $479,000 was classified as accrued compensation on the condensed consolidated balance sheet as at July 31, 2006.

In February 2007, the Company acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for RTLinux, developed by Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology. Pursuant to the purchase agreement, the Company also acquired rights to future runtime revenue streams for assumed RTLinux contracts. The Company paid cash consideration of approximately $9.8 million, excluding acquisition-related costs, for the net assets acquired. The Company expects to account for this acquisition as a purchase transaction in accordance with SFAS 141, and accordingly the total consideration will be allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including adoption of an open-source strategy, the potential release of all or a portion of our valuation allowance associated with its deferred tax assets, our shift to an enterprise licensing model and the continued shift of our customers to our Wind River Platforms, our ability to increase our revenues, including deferred revenues, our capital requirements, our investments, our expenses, our accounting for certain acquisitions, our voluntary review of our historical stock option granting practices and the related accounting, the effect of recent accounting pronouncements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of Wind River’s implementation of its new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, the timing and outcome of actions and events relating to the Company historical stock option granting practices and the related accounting, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors”. In addition, we can not assure you that the outcome of the review of our historical stock option granting practices and related accounting will not result in changes to or a restatement of our financial results for this or any historical period, that we will be able to give timely guidance with respect to future periods or that we will not be required to make changes to our internal controls or processes.

These forward-looking statements speak only as of the date this Quarterly Report on Form 10-Q was filed and of information actually known at that time. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated events, except as required by law.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report.

Overview

Wind River is a global leader in Device Software Optimization (“DSO”). Our software is used to develop, run and manage devices better, faster, at a lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as diverse as digital imaging products, automobile braking systems, Internet routers, avionics control panels and factory automation equipment. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Recent Operating Results

Our total revenues were $73.7 million and $66.7 million during the three months ended July 31, 2006 and 2005, respectively, and $138.7 million and $128.5 million for the six months ended July 31, 2006 and 2005, respectively. For the three months ended July 31, 2006 and 2005, we had net income of $3.1 million or $0.04 per diluted share and $5.7 million or $0.06 per diluted share, respectively. Our net income was $1.0 million or $0.01 per diluted share and $7.5 million or $0.08 per diluted share for the six months ended July 31, 2006 and 2005, respectively.

Our total deferred revenues increased to $101.7 million at July 31, 2006 from $98.3 million at January 31, 2006, primarily as a result of continued increases in sales of our Wind River Platforms and other enterprise license based products under our subscription-based license model. Of the total deferred revenues balance at July 31, 2006, approximately $89.7 million relates to deferred revenue classified as current. This deferred revenue relates to revenue that is due to be recognized as revenue within one year from the balance sheet date. Approximately $12.0 million relates to deferred revenues classified as long-term and relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flows from operations of $25.0 million and $17.5 million during the six months ended July 31, 2006 and 2005, respectively. During the six months ended July 31, 2006, we expended cash, net of cash acquired, of approximately $17.3 million to acquire Interpeak AB. In addition, during the six months ended July 31, 2006, we repurchased 1.5 million shares of our common stock for an aggregate purchase price of approximately $13.9 million.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning February 1, 2006. Accordingly, during the three and six months ended July 31, 2006, we recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month periods ended July 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for the three and six months ended July 31, 2006 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives in the three and six months ended July 31, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three and six months ended July 31, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The determination of fair value of share based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions, as noted above, regarding a number of highly complex and subjective variables.

The following table summarizes the stock-based compensation expense recognized for stock options, our employee stock purchase plan and restricted stock awards (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Cost of net revenues	$619	$—	$1,193	$—
Selling and marketing expenses	1,383	—	2,827	—
Product development and engineering expenses (1)	1,390	—	2,491	—
General and administrative expenses	2,278	—	4,527	—

Total stock-based compensation expense	$5,670	$—	$11,038	$—

(1)	For the three and six months ended July 31, 2006, stock-based compensation expense of $605,000 and $881,000, respectively, consisting of restricting stock awards issued in the Interpeak acquisition is included within product development and engineering expenses.

Recent Developments

In May 2006, the Audit Committee of the Board of Directors commenced a voluntary review of our historical stock option granting practices and the related accounting. Subsequently, in September 2006, the Board of Directors appointed a Special Committee, comprised of a subset of the Audit Committee, which engaged independent legal counsel and accounting consultants to assist the Special Committee in its review. The review covered the timing and pricing of all stock option grants made under our stock option plans since our initial public offering in 1993. Based on the results of its review, the Special Committee concluded that we did not engage in intentional misrepresentation of consolidated financial statements or fraudulent misconduct in the granting of stock options. However, due to certain errors identified in the course of the review, the accounting measurement dates for certain historical stock option grants differed from the actual grant dates.

As a result of revising the accounting measurement dates for these stock option grants, we identified errors totaling approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. The impact of these errors, net of tax was $146,000, $270,000, $576,000, $616,000, $526,000, $588,000, $1.5 million, $1.6 million, $518,000, and $396,000 for fiscal years 1995 through fiscal years 2004, respectively. While these errors were not material to any previously filed financial statements, we concluded that correcting the aggregate error of approximately $6.8 million would be material to our consolidated statements of operations for the six months ended July 31, 2006, as well as our expected full year results, and accordingly, prior period accumulated deficit and additional paid-in-capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-Q. Financial statements of prior periods will also be adjusted, as necessary, in subsequent filings. Additional paid-in-capital and accumulated deficit were adjusted as of January 31, 2006 as follows (in thousands):

	January 31, 2006
	As Reported	Adjusted
Additional paid-in-capital	$791,709	$798,501
Accumulated deficit	$(447,205)	$(453,997)

Due to our delayed filings of our periodic reports with the SEC resulting from the voluntary internal review of our historical stock option granting practices and the related accounting, we terminated the six-month offering period ending December 31, 2006 under our Employee Stock Purchase Plan (“ESPP”) and no shares were issued. In December 2006, we refunded ESPP contributions totaling approximately $1.1 million, of which $479,000 was classified as accrued compensation on the accompanying condensed consolidated balance sheet as at July 31, 2006.

In February 2007, we acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for RTLinux, developed by Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology. Pursuant to the purchase agreement, we also acquired rights to future runtime revenue streams for assumed RTLinux contracts. We paid cash consideration of approximately $9.8 million, excluding acquisition-related costs, for the net assets acquired. We expect to account for this acquisition as a purchase transaction in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the total consideration will be allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

In January 2007, we released certain additional international deferred tax valuation allowances totaling approximately $2.8 million, as we determined that it was more likely than not that the underlying deferred tax assets would be realized. The reversal of these valuation allowances resulted in an increase to benefit from income taxes of $2.8 million in the fourth quarter of fiscal year 2007.

In December 2006, we settled the $42.2 million remaining balance of our convertible subordinated notes, which are classified within current liabilities on the accompanying condensed consolidated balance sheet. The notes were settled using existing cash, cash equivalents and investment balances.

In March 2006, we acquired Interpeak AB (“Interpeak”), a privately held Swedish company, for approximately $18.3 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak provides networking, security, and mobility middleware software that enables devices to connect to the internet. We accounted for this acquisition in accordance with SFAS 141 and the effect of the acquisition was not material to our consolidated statement of operations, balance sheets, or cash flows. See Note 2, “Business Combinations,” in the notes to the accompanying condensed consolidated financial statements for additional information regarding this acquisition.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). Under EITF 06-2, compensation costs associated with sabbaticals are accrued over the requisite service period, assuming certain conditions are met. EITF 06-2 will be effective beginning in the first quarter of fiscal 2008. We are evaluating the impact that this statement will have on our consolidated financial statements.

In June 2006, the FASB ratified EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”). The standard requires an entity to disclose its accounting policy regarding presentation of taxes within the statement of operations (i.e. gross or net presentation). If taxes included in gross revenues are significant, an entity should disclose the amount of such taxes in each period for which a statement of operations is presented. EITF 06-3 will be effective beginning in the first quarter of fiscal 2008. Based on our current evaluation of the standard, we do not expect the adoption of EITF 06-3 will have a significant impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of fiscal 2008. We are evaluating the impact that this statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal 2009. We are evaluating the impact that this statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches for assessing the materially of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If, under either approach, misstatements are deemed material, registrants are required to adjust their financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 will be effective beginning in the fourth quarter of fiscal 2007. We plan to adopt SAB 108 in the fourth quarter and at present believe that the adoption will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States, or GAAP. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity include:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Accounting for income taxes; and

•	Stock-based compensation.

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K. Upon the adoption of SFAS 123R in the first quarter of fiscal 2007, we supplemented our critical accounting policy related to stock-based compensation. See Note 11, “Stock-Based Compensation” in the notes to the accompanying condensed consolidated financial statements and the “Overview” section of Part I, Item 2 for additional information.

Results of Operations for the Three and Six Months Ended July 31, 2006 and 2005

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three and six months ended July 31, 2006 and 2005:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Product revenues	$32,101	$32,818	43%	49%	$58,944	$62,862	43%	49%
Subscription revenues	24,184	17,982	33	27	45,844	34,348	33	27
Service revenues	17,425	15,945	24	24	33,898	31,296	24	24

Total revenues, net	$73,710	$66,745	100%	100%	$138,686	$128,506	100%	100%

Total revenues increased 10% or $7.0 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 8% or $10.2 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. This was primarily due to increased subscription and service revenues, partially offset by a reduction in our product revenues during the three and six months ended July 31, 2006.

Our product revenues have been affected by a decline in our perpetual license revenues as a result of the continued transition of our customers to subscription-based development licenses. Fees from the subscription-based licenses are recorded in deferred revenue and are recognized ratably as subscription revenue over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted our product revenues as customers continue to transition to the subscription-based Wind River Platforms, our deferred revenues grew by $3.4 million from $98.3 million at January 31, 2006 to $101.7 million at July 31, 2006. Our service revenues, in particular maintenance revenues, have also been affected by the transition due to the fact that support services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Perpetual license revenues	$10,516	$9,931	14%	15%	$19,441	$21,813	14%	17%
Production license revenues	21,585	22,887	29	34	39,503	41,049	29	32

Total product revenues, net	$32,101	$32,818	43%	49%	$58,944	$62,862	43%	49%

Perpetual license revenues increased 6% or $585,000 in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and decreased 11% or $2.4 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase during the three months ended July 31, 2006 is partly related to additional license revenues resulting from the Interpeak acquisition in the first quarter of fiscal year 2007, offset by declines in hardware revenues. During the three and six months ended July 31, 2006 and historically, perpetual license revenues have also decreased from comparable prior year periods due to the transition of customers to our subscription-based Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual licenses and hardware revenues to continue to decrease for the remainder of fiscal 2007.

Production license revenues decreased 6% or $1.3 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 4% or $1.5 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The decrease was due to certain non-recurring revenues derived from our revenue assurance programs that were recorded during the three and six months ended July 31, 2005 and was offset in part by increases in the volume of our underlying business during the three and six months ended July 31, 2006. We expect production revenues to decrease slightly as a percentage of net revenues for the remainder of 2007.

Subscription Revenues. Subscription revenues increased 34% or $6.2 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 33% or $11.5 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase in subscription revenues resulted primarily from increasing volumes of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2007.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Maintenance revenues	$7,579	$8,243	10%	12%	$15,490	$17,002	11%	13%
Other service revenues	9,846	7,702	14	12	18,408	14,294	13	11

Total service revenues, net	$17,425	$15,945	24%	24%	$33,898	$31,296	24%	24%

Maintenance revenues declined 8% or $664,000 during the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 9% or $1.5 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The decline is primarily due to the transition of our customers to our subscription-based Wind River Platforms, which include maintenance as a part of the subscription fee and are therefore recognized as subscription revenues. We expect maintenance revenues will continue to remain relatively flat for the remainder of fiscal 2007 due to the discontinuation of support for certain legacy products and due to our customers’ adoption of our subscription-based licensing model where revenues are recognized within the subscription revenue category.

Other service revenues, which consist of professional services and training, increased 28% or $2.1 million in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 29% or $4.1 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase is primarily due to increased demand in all sectors. During the three months ended July 31, 2006 and 2005, we generated $1.2 million and $3.1 million in revenue from fixed-price services contracts, respectively, and $3.5 million and $5.3 million during the six months ended July 31, 2006 and 2005, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase for the remainder of 2007.

Revenues by Geography

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
North America	$39,191	$36,488	53%	55%	$74,090	$70,342	53%	55%
EMEA	16,946	14,875	23	22	32,540	29,375	23	23
Japan	9,937	9,611	13	14	19,261	18,007	14	14
Asia Pacific	7,636	5,771	11	9	12,795	10,782	10	8

Total revenues, net	$73,710	$66,745	100%	100%	$138,686	$128,506	100%	100%

Revenues from international sales increased 14% to $34.5 million in the three months ended July 31, 2006 from $30.3 million in the three months ended July 31, 2005 and 11% to $64.6 million in the six months ended July 31, 2006 from $58.2 million in the six months ended July 31, 2005. This increase was due to a 14% and 11% increase in revenues from EMEA, a 3% and 7% increase in revenues from Japan, and a 32% and 19% increase in revenues from Asia Pacific, for the three and six months ended July 31, 2006 compared to the three and six months ended July 31, 2005, respectively. The increases in revenues in each geographic area over these periods resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three and six months ended July 31, 2006 when compared to the three and six months ended July 31, 2005. As is the case with North America, our international revenues have also been affected as the result of the transition of some of our customers to our subscription-based Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 47% and 45% of total revenues in the three months ended July 31, 2006 and 2005, respectively, and 47% and 45% of total revenues for the six months ended July 31, 2006 and 2005, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	July 31, 2006	January 31, 2006	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$60,947	$52,156	$8,791	17%
Maintenance and other	28,709	32,349	(3,640)	(11)

Total current deferred revenues	89,656	84,505	5,151	6
Long-term deferred revenues:
Subscription	11,436	13,181	(1,745)	(13)
Maintenance and other	609	579	30	5

Total long-term deferred revenues	12,045	13,760	(1,715)	(12)

Total deferred revenues	$101,701	$98,265	$3,436	3

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one-year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred service and maintenance revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and other product services, including software license transactions that are not separable from consulting services. Revenue for these services is recognized as the services are performed.

The growth in current subscription deferred revenues results primarily from increasing business activity levels for our subscription-based Wind River Platforms. The decrease in long-term subscription deferred revenues is due to ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold. The reduction in deferred revenues for maintenance and other during the six months ended July 31, 2006 relates to reduced deferred maintenance revenues arising from the continued transition of our customers to our subscription licenses.

Cost of Revenues

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Product	$713	$1,609	1%	2%	$1,492	$3,231	1%	3%
Subscription	3,825	2,922	5	4	7,827	5,671	6	4
Service	11,422	9,675	15	14	22,011	18,485	16	14
Amortization of purchased intangibles	379	131	1	—	512	262	—	—

Total cost of revenues	$16,339	$14,337			$31,842	$27,649

Gross profit	$57,371	$52,408			$106,844	$100,857
Gross profit percentage	78%	79%			77%	78%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, is primarily attributable to personnel related costs including stock-based compensation recognized under SFAS 123R.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of products as a percentage of associated revenues decreased from 5% in the three months ended July 31, 2005 to 2% in the three months ended July 31, 2006 and from 5% in the six months ended July 31, 2005 to 3% in the six months ended July 31, 2006. The decrease was due primarily to lower allocated direct production costs and to a lessor extent to lower third party royalties. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars in the three and six months ended July 31, 2006 compared to the three and six months ended July 31, 2005. The increase is related primarily to the overall increase in subscription revenues during the periods. In addition, a portion of the increase is attributable to stock-based compensation expense of $328,000 and $673,000 for the three and six months ended July 31, 2006, respectively, due primarily to our adoption of SFAS 123R on February 1, 2006. Cost of subscription as a percentage of related revenues remained flat at 16% to 17% for each period presented. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our subscription-based Wind River Platforms and the continued transition of existing customers from our perpetual licensing model. Cost of subscriptions may be affected in the future by the direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. The increase in absolute dollars of cost of service for the three and six months ended July 31, 2006 compared to the three and six months ended July 31, 2005 is primarily due to an increase in full-time employees and outside consultants for our professional services as a result of the increased level of the services business. The increase in cost of services as a percentage of associated revenues is also attributable to a change in product mix as lower margin service and other revenues have increased and higher margin maintenance revenues have decreased, primarily due to our customers’ continued transition to our subscription-based Wind River Platforms. Included in cost of services is $263,000 and $475,000 of stock-based compensation expense for the three and six months ended July 31, 2006, respectively, due primarily to our adoption of SFAS 123R on February 1, 2006. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. In January 2005, we acquired the assets and obligations of the ScopeTools business unit of RTI and recorded $2.1 million in completed technology which is being amortized to cost of revenue over a four-year period. In March 2006, we acquired Interpeak and recorded $2.1 million in developed and core technology, which is being amortized to cost of revenue over a weighted average period of three years. We expect that amortization of purchased intangibles will continue to increase for the remainder of fiscal year 2007 relative to historical levels due to the Interpeak acquisition.

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

The general increase in absolute dollars in selling and marketing, product development and engineering and general and administrative costs, relates primarily to increases in stock-based compensation expenses, personnel expenses, consulting expenses and general operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Selling and marketing	$28,399	$23,973	18%	$56,018	$48,170	16%
As a percentage of net revenues	39%	36%		40%	37%

Total selling and marketing expenses increased by $4.4 million in the three months ended July 31, 2006, compared to the three months ended July 31, 2005 and $7.8 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase in the three and six months ended July 31, 2006 is primarily attributable to stock-based compensation expense of $1.4 million and $2.8 million respectively due primarily to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $2.0 million and $4.2 million during the three and six months ended July 31, 2006 related to increased headcount in the sales organization and increased employee travel and commission expenses due to increased sales. Increased marketing programs of $1.1 million and $1.2 million during the three and six months ended July 31, 2006 respectively also contributed to the overall increase in sales and marketing expenses as a result of increased investments in brand enhancing activities.

We expect selling and marketing expenses to remain relatively flat to up slightly for the remainder of 2007.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Product development and engineering	$18,319	$16,895	8%	$35,868	$33,669	7%
As a percentage of net revenues	25%	25%		26%	26%

Total product development and engineering expenses increased by $1.4 million in the three months ended July 31, 2006, compared to the three months ended July 31, 2005 and $2.2 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase in the three and six months ended July 31, 2006 is primarily attributable to stock-based compensation expense of $785,000 and $1.6 million due primarily to our adoption of SFAS 123R on February 1, 2006. In addition, we recorded restricted stock expense of $605,000 and $881,000 in the three and six months ended July 31, 2006 related to our acquisition of Interpeak. Due to the fact that the restrictions on the stock will lapse at the end of one-year from the acquisition date, subject to the continued employment of certain former shareholders of Interpeak with us, the total value of the restricted stock is deemed to be compensation expense and not part of the purchase price. As such, the expense is being recorded over the service period of one-year. For the six months ended July 31, 2006, lower levels of customer-funded research and development of $766,000 also contributed to the increase in expenses and was offset by approximately $1.2 million in lower costs for salaries and payroll, consulting fees and allocated facility and technology costs.

We expect product development and engineering expenses to increase for the remainder of fiscal 2007 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
General and administrative	$8,434	$5,685	48%	$16,547	$11,454	44%
As a percentage of net revenues	11%	9%		12%	9%

Total general and administrative expenses increased by $2.8 million or 48% in the three months ended July 31, 2006, compared to the three months ended July 31, 2005 and $5.1 million or 44% in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. This increase in the three and six months ended July 31, 2006 is primarily attributable to stock-based compensation expense of $2.3 million and $4.5 million due primarily to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $761,000 and $910,000 during the three and six months ended July 31, 2006 related to increased headcount. Higher tax, legal and accounting fees of $223,000 and $127,000 during the three and six months ended July 31, 2006 also contributed to the overall increase and is related predominately to our voluntary internal review of our historical stock option granting practices and certain one-time tax accounting and planning activities. The increase for the three months ended July 31, 2006, was partially offset by decreased facility, technology and other costs of approximately $292,000. General and administrative expenses also include restructuring charges which decreased by $297,000 and $580,000 during the three and six months ended July 31, 2006, respectively. These decreases were related primarily to one-time employee and other charges incurred during three and six months ended July 31, 2005 and to a lessor extent due to the reversal of certain accruals during the three and six months ended July 31, 2006, attributable to a decrease in estimated legal and other costs.

We expect general and administrative expenses to increase for the remainder of fiscal 2007 as we continue to incur costs related to the voluntary internal review of our historical stock option granting practices.

Amortization of Other Intangibles

The increase in amortization of other intangibles for the three and six months ended July 31, 2006 compared to the three and six months ended July 31, 2005 was due to the acquisition of Interpeak on March 20, 2006. We recorded $3.0 million in other intangible assets as a result of the acquisition, of which, $900,000 is being amortized against operating expenses over a three to five year period.

Other Income (Expense)

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Interest income	$2,151	$1,470	3%	2%	$4,108	$2,973	3%	2%
Interest expense	(634)	(749)	(1)	(1)	(1,252)	(1,884)	(1)	(1)
Other expense, net	(9)	(362)	—	(1)	(97)	(226)	—	—

Total other income, net	$1,508	$359	2%	—%	$2,759	$863	2%	1%

Interest Income. Interest income increased 46% or $681,000 in the three months ended July 31, 2006 compared to the three months ended July 31, 2005 and 38% or $1.1 million in the six months ended July 31, 2006 compared to the six months ended July 31, 2005. The increase in interest income was primarily due to higher yields on higher average invested balances. The average yield for the three months ended July 31, 2006 was 4.67% compared to 3.34% for the three months ended July 31, 2005 and 4.39% for the six months ended July 31, 2006 compared to 3.38% for the six months ended July 31, 2005. Cash, cash equivalents and investments totaled $216.2 million and $187.3 million as of July 31, 2006 and 2005, respectively.

Interest Expense. Interest expense decreased by 15% or $115,000 in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 and 34% or $632,000, in the six months ended July 31, 2006 as compared to the six months ended July 31, 2005. We pay interest on our 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as interest expense. Interest expense associated with our convertible subordinated notes remained flat at approximately $400,000 in both the three months ended July 31, 2006 and 2005, and decreased from $1.1 million in the six months ended July 31, 2005 to $790,000 in the six months ended July 31, 2006. The decrease in the six months ended July 31, 2006 is primarily related to the lower average outstanding balance during the period. During the six months ended July 31, 2005, we repurchased $32.8 million of our convertible subordinated notes and recorded $401,000 of expense related to the premium paid and the acceleration of expense of bond issuance costs. The convertible subordinated notes totaled $42.2 million at July 31, 2006 and 2005 and were settled in full on December 15, 2006.

Other Expense, Net. Other expense, net decreased by $353,000 and $129,000 in the three and six months ended July 31, 2006 as compared to the three and six months ended July 31, 2005, respectively. The decrease relates primarily to higher sublease income and higher net realized and unrealized foreign currency gains during the three and six months ended July 31, 2006.

Provision for Income Taxes

We had a provision for income taxes of $566,000 and $521,000 for the three months ended July 31, 2006 and 2005, respectively, and $34,000 and $907,000 for the six months ended July 31, 2006 and 2005, respectively. The provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that it is more likely than not that our remaining deferred tax assets will not be realized, due to uncertainties relating to our ability to utilize our deferred tax assets, primarily net operating losses carried forward and research and development tax credits, before they expire. Accordingly, we have deferred tax assets of $7.1 million related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of July 31, 2006.

Should we determine that we would be able to realize our deferred tax assets in the foreseeable future, an adjustment to the remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance is required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with SFAS 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. We will continue to evaluate our ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. As discussed in the “Recent Developments” section of Part I, Item 2, we released certain additional international deferred tax valuation allowances totaling approximately $2.8 million in January 2007, as we determined that it was more likely than not that the underlying deferred tax assets would be realized.

Liquidity and Capital Resources

As of July 31, 2006, we had working capital of approximately $19.4 million, and cash, cash equivalents and investments of approximately $216.2 million, which were comprised of $67.8 million of cash and cash equivalents, $44.5 million of short-term investments and $103.9 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Six Months Ended July 31,
	2006	2005
Net cash provided by operating activities	$25,005	$17,467
Net cash provided by (used in) investing activities	(8,632)	5,350
Net cash used in financing activities	(8,715)	(20,396)

Operating activities primarily include the net income for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In the six months ended July 31, 2006, our operating activities provided net cash of $25.0 million compared to $17.5 million in the six months ended July 31, 2005.

Net cash provided by operating activities for the six months ended July 31, 2006, consisted of cash provided by operations of $18.7 million and an increase in cash of $6.3 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues offset in part by decreases in accounts payable, accrued liabilities and income taxes payable. The decrease in accounts receivable, net, of $10.8 million was primarily due to strong cash collections during the six month period. The increase in deferred revenue of $2.0 million was due primarily to increased volume associated with our subscription-based license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year. The decrease in accounts payable of $3.9 million was primarily attributable to timing differences.

Net cash provided by operating activities for the six months ended July 31, 2005, consisted of cash provided by operations of $13.9 million and an increase in cash of $3.5 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $9.8 million was primarily due to strong cash collections and lower business levels compared to the fourth quarter of fiscal 2005, due to seasonality in our business and the increase in deferred revenue of $4.7 million was due primarily to the further customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. These increases to cash provided by operations were partially offset by decreases in accrued liabilities and accrued compensation of $4.7 million and $3.6 million, respectively.

In the six months ended July 31, 2006, cash from operations includes net income of $1.0 million and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $11.0 million and $5.3 million, respectively. In the six months ended July 31, 2005, cash from operations includes net income of $7.5 million which includes non-cash expenses primarily of depreciation and amortization of $4.7 million. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $8.6 million and provided net cash of $5.4 million in the six months ended July 31, 2006 and 2005, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. In March 2006, we acquired Interpeak for an approximate net cash outlay of $17.3 million. The acquisition of property and equipment totaled $2.7 million and $3.2 million for the six months ended July 31, 2006 and 2005, respectively. During the six months ended July 31, 2006, our maturities and sales of investments, net of purchases, was $11.4 million compared to $8.6 million during the six months ended July 31, 2005.

Our financing activities used net cash of $8.7 million and $20.4 million in the six months ended July 31, 2006 and 2005, respectively. During the six months ended July 31, 2006, and 2005, we received $5.2 million and $12.4 million respectively, due to the issuance of common stock from employee stock option exercises and awards under our employee stock purchase plan. Additionally, in the six months ended July 31, 2006, we repurchased 1.5 million common shares for approximately $13.9 million. In the six months ended July 31, 2005, we repurchased $32.8 million of our 3.75% convertible subordinated notes in the open market for a total cash outlay of $32.8 million.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2006, we repurchased 1.4 million shares at an aggregate purchase price of $10.0 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the six months ended July 31, 2006 and in fiscal 2006, 2005 and 2004, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

As discussed in Note 14, “Subsequent Events,” in the notes to the accompanying condensed consolidated financial statements, we terminated the six-month ESPP offering period ending December 31, 2006 and no ESPP shares were issued. In December 2006, we refunded ESPP contributions totaling approximately $1.1 million, of which $479,000 was classified as accrued compensation on the accompanying condensed consolidated balance sheet as at July 31, 2006.

Convertible Subordinated Notes

In December 2001, we issued $150.0 million of 3.75% convertible subordinated notes maturing in December 2006, unless earlier redeemed or converted. The notes were unsecured and subordinate to all existing and future senior debt. Interest on the notes was payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes were convertible, at the option of the holder, into our common stock at the then-current conversion price, initially $24.115 per share.

During fiscal 2005 and 2006, we repurchased $107.8 million of the notes on the open market at an aggregate price of $108.2 million. On December 15, 2006 the notes matured and we settled the $42.2 million remaining notes classified within current liabilities on the accompanying condensed consolidated balance sheet using existing cash, cash equivalents and investment balances.

Based upon our past performance and current expectations, we believe that our cash and cash equivalents, investments and cash generated from operations will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements and financing activities for the foreseeable future.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of July 31, 2006, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,200	11,800	100,000	8,300	25,000
Rate:	0.5372	0.7809	114.69	1.1267	7.2179
USD Equivalent:	$2,234	$15,111	$872	$7,367	$3,464
Maturity Date:	8/31/2006	8/31/2006	8/31/2006	8/31/2006	8/31/2006

We do not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2006, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

As of July 31, 2006, there had been no material changes to our equity price risk since the fiscal year ended January 31, 2006. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2006 Form 10-K for the fiscal year ended January 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Audit Committee Review into Past Option Grants and Practices

In May 2006, the Audit Committee of the Board of Directors commenced a voluntary review of our historical stock option granting practices and the related accounting. Subsequently, in September 2006, the Board of Directors appointed a Special Committee, comprised of a subset of the Audit Committee, which engaged independent legal counsel and accounting consultants to assist the Special Committee in its review. The review covered the timing and pricing of all stock option grants made under our stock option plans since our initial public offering in 1993.

Based on the results of its review, the Special Committee concluded that we did not engage in intentional misrepresentation of consolidated financial statements or fraudulent misconduct in the granting of stock options. However, from approximately 1993 to 2004, in some cases the accounting measurement dates for certain historical stock option grants differed from the actual grant dates. In addition, from approximately May 1993 to October 1996, certain stock options granted with exercise prices discounted by 15% were not accounted for in a way that reflected the discount. All of these errors were unintentional.

In connection with our discovery of the inaccurate accounting measurement dates and discounted stock options, we recorded approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. While these errors were not material to any previously filed financial statements, we concluded that correcting the aggregate error of approximately $6.8 million would be material to our consolidated statements of operations for the six months ended July 31, 2006 and accordingly, prior period Accumulated Deficit and Additional Paid-In Capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-Q, and will be adjusted in subsequent filings.

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In coming to the conclusion that our disclosure controls and procedures were effective as of July 31, 2006, management considered, among other things, the nature of the control deficiencies related to the accounting for stock-based compensation and the control environment which resulted in the need to restate our previously issued consolidated financial statements as disclosed in Note 1 to the Consolidated Financial Statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality, Accounting Principles Board Opinion No 28, Interim Financial Reporting paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration:

(i)	the findings of the Special Committee with respect to the absence of intentional misrepresentation of consolidated financial statements or fraudulent misconduct,

(ii)	the fact that the restatement adjustments did not have a material adverse impact on the consolidated financial statements of prior interim or annual periods taken as a whole,

(iii)	the fact that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the consolidated financial statements of prior interim or annual periods taken as a whole, and

(iv)	the fact that we were required to restate our previously issued consolidated financial statements solely because the cumulative impact of the error if recorded in the current period would have been material to the current year’s reported net income, we believe the errors do not aggregate to a material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for April 11, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether to appoint additional co-lead counsel. The Court is also expected to determine whether, if the fourth action is consolidated, the current consolidated and amended complaint will remain the operative complaint, or whether to permit plaintiffs to file another consolidated complaint. The Company is not due to respond to any complaint until the Court determines whether and if the consolidated and amended complaint will remain the operative complaint.

The Court has not set a trial date in either action, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

Other Litigation

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

We have been named as a party to several lawsuits arising from our voluntary review of our historical stock option granting practices and the related accounting, and we may be named in additional litigation and regulatory proceedings, all of which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part II, Item 1, “Legal Proceedings,” several lawsuits have been filed against our directors and officers and naming the Company as a nominal defendant. We may become the subject of additional private litigation and/or governmental investigations and proceedings, including formal or informal investigations by the SEC and/or the Department of Justice. We cannot assure you that additional litigation and/or investigations will not commence, or that current private litigation or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. Any such investigations or litigation may result in different or materially adverse accounting or tax impacts on historical financial statements relating to stock option grants. In addition, the review of our historical stock option granting practices, the related accounting and pending litigation matters have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could, in the future, continue to adversely affect our business, financial condition, results of operations and cash flows. If we are subject to adverse findings in any of these, or additional, matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Since September 11, 2006, we have not been in compliance with SEC reporting requirements and Nasdaq listing requirements due to our inability to timely file certain periodic reports with the SEC. If we are unable to regain and maintain compliance with SEC reporting requirements and Nasdaq listing requirements, we may face a material adverse impact on our business, financial condition, results of operations and cash flows.

Due to our voluntary review of our historical stock option granting practices and the related accounting, we were unable to file our Quarterly Reports on Form 10-Q for the quarters ending July 31, 2006 and October 31, 2006 with the SEC on a timely basis and, as a result, were subsequently notified by Nasdaq that we faced the possibility of delisting of our stock from the Nasdaq Global Select Market. Once we file our Quarterly Reports on Form 10-Q for each of the quarters ended July 31, 2006 and October 31, 2006, we believe we will have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements. However, if the SEC has comments on these Reports (or other reports that we previously filed) that require us to file amended reports, or if the Nasdaq Listing Qualifications Panel does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws.

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

We have adopted an open-source strategy and have released products based on open-source that may not be successfully adopted or may not generate profits.

We offer products that are based on open-source software, including our stand-alone development tool products for use with open-source components, and our platform products that are distributed with open-source components. We cannot be certain whether these and future open-source product offerings will be successfully adopted by new and current customers and our open-source strategy may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our business models for our products based on open-source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open-source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open-source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Our open-source products may subject us to increased legal risks.

As our products that include open-source components are adopted, we face increased legal risks, which could affect our ability to develop or sell our open-source products. Our open-source strategy may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open-source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. In addition, third parties could allege that our own development efforts considered to be proprietary have resulted in allegedly infringing work or work that is subject to open-source obligations. Our risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business. It is also possible that our own intellectual property rights related to our open-source products or services may be infringed and that as a result we may need to bring our own claim against third parties.

In addition, the enforceability of the GNU General Purpose License (GPL) and other open-source licenses affect the success of our open-source strategy. The GPL states that any program licensed under it may be liberally copied, modified and distributed. The GPL is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that this court would hold the GPL to be unenforceable in that litigation, that the GPL or other open-source license could be found to be unenforceable in a separate legal challenge, or that someone could assert a claim for proprietary rights in a program developed and distributed under them. If an open-source license that applies to the licensing of components of our open-source products is found to be partially or completely unenforceable, or if there are claims of infringement, we could be required to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis. An adverse legal decision affecting our intellectual property could materially harm our business.

Uncertainty regarding the legal risks related to open-source components could affect sales of our open-source products generally. Finally, as a result of legal concerns about open-source, we are facing increased pressure from our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties related to open-source. We have, in limited circumstances, provided additional indemnification related to open-source. Our financial condition and results of operations may be adversely affected if we have to indemnify our customers from the threats posed by open-source.

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

The Device Software Optimization industry is characterized by rapid change, new and complex technology and intense competition. Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop device systems in-house, it is difficult to assess the impact of competition on our business and our related share of these markets. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Adoption of our open-source strategy increases this risk in part because many of the open-source components we may distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

Although our agreements with our customers contain provisions intended to limit our exposure to infringement and liability claims and generally do not provide for any indemnification for open-source materials, our agreements may not be effective in limiting our exposure in all circumstances. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party’s intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

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

We have many strategic relationships with semiconductor companies and customers. These strategic relationships are complex because some of the companies that are our strategic partners in certain business areas are also our competitors in other business areas. Our strategic partners may also have concurrent relationships with companies that provide open-source and in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and maintaining these strategic relationships, our business may be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and our revenues may be adversely impacted.

The costs of software development can be high, and we may not realize revenues from our development efforts for a substantial period of time.

Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. If we are required to undertake extensive capital outlays to address changes in the device software optimization market, we may be unable to realize revenue as soon as we may expect. The costs associated with software development are increasing, including the costs of acquiring or licensing new technologies. Our investment in new and existing market opportunities prior to our ability to generate revenue from these new opportunities, if we are able to capitalize on these opportunities at all, may adversely affect our operating results.

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

On February 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and are now required to measure and record compensation costs for all stock-based compensation, including our stock options and employee stock purchase plan, at fair value. The adoption of SFAS 123R has had and will continue to have a material adverse impact on our gross margin, income (loss) from operations, net income (loss), and our net income (loss) per share by decreasing our income or creating a loss by the additional amount of such stock compensation charges. Also, a change in any other accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ National Market, during the three months ended January 31, 2007, our stock had an intra-day high sales price of $11.94 and an intra-day low sales price of $9.65. During fiscal 2006, our stock had an intra-day high sales price of $17.68 and an intra-day low sales price of $11.04. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended July 31, 2006:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
May 1 – May 31, 2006	—	$—	—	$16,138,421
June 1 – June 30, 2006	546,000	9.12	546,000	11,160,228
July 1 – July 31, 2006	572,900	8.10	572,900	6,521,168

Total for quarter ended July 31, 2006	1,118,900	$8.60	1,118,900	$6,521,168

(1)	In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. The Board of Directors has authorized the transfer of up to 300,000 shares from treasury stock each year for replenishment of the Employee Stock Purchase Plan.

(2)	Amounts are exclusive of broker commissions.

In March 2006, the Company authorized the issuance of an aggregate of 192,367 shares of Company common stock in connection with its acquisition of Interpeak AB. No underwriters were involved, and there were no underwriting discounts or commissions. The shares were originally issued in reliance upon the exemption from registration provided under Regulation S and/or Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 14, 2006 the following matters were submitted to a vote of the security holders:

(1) To elect the following individuals to serve as directors of Wind River:

Name	Voted For	Withheld
John C. Bolger	78,210,299	1,536,576
William B. Elmore	74,971,874	4,775,001
Jerry L. Fiddler	75,663,992	4,082,883
Narendra K. Gupta	76,499,612	3,247,263
Grant M. Inman	75,931,582	3,815,293
Harvey C. Jones	78,282,239	1,464,636
Kenneth R. Klein	76,324,624	3,422,251
Standish O'Grady	76,741,438	3,005,437

(2) To ratify the selection of PricewaterhouseCoopers, LLP as Wind River’s independent registered public accounting firm:

For	Against	Abstain
77,730,298	1,989,480	27,096

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: March 19, 2007	By:	/s/ Jane E. Bone
Jane E. Bone Chief Accounting Officer