Form 10-Q
period 2006-10-31
WIND RIVER SYSTEMS INC
filed 2007-03-23
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

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

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenues, net:
Product	$27,009	$31,445	$85,953	$94,307
Subscription	25,698	18,450	71,542	52,798
Service	17,838	17,712	51,736	49,008

Total revenues, net	70,545	67,607	209,231	196,113

Cost of revenues (1):
Product	762	1,957	2,254	5,188
Subscription	4,094	2,939	11,921	8,610
Service	10,868	10,119	32,879	28,604
Amortization of purchased intangibles	317	133	829	395

Total cost of revenues	16,041	15,148	47,883	42,797

Gross profit	54,504	52,459	161,348	153,316

Operating expenses (1):
Selling and marketing	27,474	23,418	83,492	71,588
Product development and engineering	18,673	16,193	54,541	49,862
General and administrative	10,163	6,691	26,710	18,145
Amortization of other intangibles	84	23	212	70

Total operating expenses	56,394	46,325	164,955	139,665

Income (loss) from operations	(1,890)	6,134	(3,607)	13,651

Other income (expense):
Interest income	2,402	1,523	6,510	4,496
Interest expense	(573)	(616)	(1,825)	(2,500)
Other expense, net	(134)	(239)	(231)	(465)

Total other income, net	1,695	668	4,454	1,531

Income (loss) before income taxes	(195)	6,802	847	15,182
Provision for income taxes	477	1,071	511	1,978

Net income (loss)	$(672)	$5,731	$336	$13,204

Net income (loss) per share:
Basic	$(0.01)	$0.07	$0.00	$0.16

Diluted	$(0.01)	$0.06	$0.00	$0.15

Shares used in per share calculation:
Basic	85,138	85,016	85,483	84,415
Diluted	85,138	89,408	86,795	89,606

(1)	Costs and expenses for the three and nine months ended October 31, 2006 include the impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006. See Note 11 to these condensed consolidated financial statements for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 31, 2006	January 31, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$88,768	$59,279
Short-term investments	40,973	44,013
Accounts receivable, net	66,190	65,803
Prepaid and other current assets	14,272	13,224

Total current assets	210,203	182,319
Investments	101,666	115,584
Property and equipment, net	75,740	78,514
Goodwill	108,822	91,840
Other intangibles, net	4,021	1,883
Other assets	12,900	13,104

Total assets	$513,352	$483,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,231	$5,674
Accrued liabilities	13,231	12,260
Accrued compensation	18,836	16,190
Income taxes payable	427	2,249
Deferred revenues	95,512	84,505
Convertible subordinated notes	42,151	42,151

Total current liabilities	175,388	163,029
Long-term deferred revenues	16,450	13,760
Other long-term liabilities	4,437	3,008

Total liabilities	196,275	179,797

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 88,458 and 87,632 shares issued as of October 31, 2006 and January 31, 2006, respectively; 85,378 and 85,762 shares outstanding as of October 31, 2006 and January 31, 2006, respectively	88	88
Additional paid-in-capital	819,578	798,501
Treasury stock, 3,080 and 1,870 shares at cost as of October 31, 2006 and January 31, 2006, respectively	(46,233)	(35,466)
Accumulated other comprehensive loss	(2,695)	(5,679)
Accumulated deficit	(453,661)	(453,997)

Total stockholders’ equity	317,077	303,447

Total liabilities and stockholders’ equity	$513,352	$483,244

(1)	See Note 1 to these condensed consolidated financial statements for corrections to stockholders’ equity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$336	$13,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,154	7,209
Amortization of bond issuance costs	252	263
Stock-based compensation expense	16,780	—
401(K) common stock match	1,569	1,334
Realized loss from repurchase of convertible subordinated notes	—	401
Realized loss from sales of available-for-sale securities, net	230	321
Non-cash restructuring and other charges	—	313
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	898	6,460
Accounts payable	(391)	(1,350)
Accrued liabilities	(96)	(4,159)
Accrued compensation	2,077	(2,217)
Income taxes payable	(1,822)	(250)
Deferred revenues	12,424	12,493
Other assets and liabilities	(453)	(207)

Net cash provided by operating activities	39,958	33,815

Cash flows from investing activities:
Acquisitions of property and equipment	(3,567)	(4,696)
Acquisition, net of cash acquired	(17,432)	—
Purchase of investments	(56,489)	(33,705)
Sales of investments	2,114	13,894
Maturities of investments	72,285	29,578

Net cash provided by (used in) investing activities	(3,089)	5,071

Cash flows from financing activities:
Issuance of common stock	5,838	13,540
Repurchase of common stock	(13,878)	(4,995)
Repurchase of convertible subordinated notes	—	(32,840)
Repayment of loan	(77)	—

Net cash used in financing activities	(8,117)	(24,295)

Effect of exchange rate changes on cash and cash equivalents	737	(473)

Net increase in cash and cash equivalents	29,489	14,118
Cash and cash equivalents at beginning of period	59,279	22,312

Cash and cash equivalents at end of period	$88,768	$36,430

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

As a result of revising the accounting measurement dates for these stock option grants, the Company identified errors totaling approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. The impact of these errors, net of tax was $146,000, $270,000, $576,000, $616,000, $526,000, $588,000, $1.5 million, $1.6 million, $518,000, and $396,000 for fiscal years 1995 through fiscal years 2004, respectively. While these errors were not material to any previously filed financial statements, the Company concluded that correcting the aggregate error of approximately $6.8 million would be material to its consolidated statements of operations for the six months ended July 31, 2006 and accordingly, prior period accumulated deficit and additional paid-in-capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-Q. Financial statements of prior periods will also be adjusted, as necessary, in subsequent filings. Additional paid-in-capital and accumulated deficit were adjusted as of January 31, 2006 as follows (in thousands):

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches for assessing the materially of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If, under either approach, misstatements are deemed material, registrants are required to adjust their financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 will be effective for the fourth quarter of fiscal 2007. The Company plans to adopt SAB 108 in the fourth quarter and at present believes that the adoption will not have a material effect on the Company’s consolidated financial statements.

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

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets (in thousands):

	January 31, 2006	October 31, 2006
	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$91,840	108,822	—	108,822
Developed and core technology and patents	1,578	32,707	(29,733)	2,974
Customer relationships, contracts, and agreements	305	16,532	(15,485)	1,047

Total	$93,723	$158,061	$(45,218)	$112,843

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of Interpeak. The estimated weighted-average useful economic life of the other intangible assets as of October 31, 2006 is approximately three years.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company operates as one reporting unit and reviews goodwill for impairment at least annually during the second quarter of each fiscal year. The Company completed its annual goodwill impairment review during the second quarter of fiscal 2007 and the results of the review did not indicate an impairment. There were no events or circumstances from the date of the annual impairment assessment through October 31, 2006 that indicated a further assessment was necessary.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of October 31, 2006, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,085	11,900	390,000	6,000	15,100
Rate:	0.5267	0.7837	116.39	1.1198	7.1666
USD Equivalent:	$2,060	$15,184	$3,351	$5,358	$2,107
Maturity Date:	1/31/2007	1/31/2007	1/31/2007	1/31/2007	1/31/2007

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2006, the difference between the fair value and carrying value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	October 31, 2006	January 31, 2006
Current deferred revenues:
Subscription	$63,257	$52,156
Maintenance and other	32,255	32,349

Total current deferred revenues	95,512	84,505
Long-term deferred revenues:
Subscription	15,020	13,181
Maintenance and other	1,430	579

Total long-term deferred revenues	16,450	13,760

Total deferred revenues	$111,962	$98,265

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

Note 5: Restructuring

Included within general and administrative expenses are restructuring and other costs of $1.1 million and $1.5 million for the three and nine months ended October 31, 2005. As of January 31, 2006 and October 31, 2006, the restructuring accrual, included within accrued liabilities on the condensed consolidated balance sheets was approximately $899,000 and $378,000, respectively. The net decrease of $521,000 during the nine months ended October 31, 2006 is attributable to the reversal of certain accruals related primarily to a change in estimated legal costs of $198,000 and cash payments of $361,000 to settle certain outstanding restructuring liabilities. The decreases were partially offset by currency translation adjustments of approximately $38,000 related to restructuring liabilities denominated in foreign currencies. The remaining restructuring liability as of October 31, 2006 is related to a lease obligation on a partially vacated facility and will be settled over the remaining lease term, which expires in fiscal 2012.

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

During fiscal 2005 and 2006, Wind River repurchased a total of $107.8 million of the notes on the open market at an aggregate price of $108.2 million.

As of October 31, 2006, $42.2 million of the convertible subordinated notes (convertible into 1.7 million shares of the Company’s common stock) remained outstanding, and are disclosed as a current liability on the condensed consolidated balance sheet. See Note 14, “Subsequent Events,” for additional information regarding the final settlement of these subordinated notes in December 2006.

Note 7: Provision for Income Taxes

The Company had a provision for income taxes of $477,000 and $1.1 million for the three months ended October 31, 2006 and 2005, respectively, and $511,000 and $2.0 million for the nine months ended October 31, 2006 and 2005, respectively. The provision is based on estimates of the Company’s expected liability for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, Wind River has determined that it is more likely than not that its remaining deferred tax assets will not be realized, due to uncertainties relating to its ability to utilize its deferred tax assets, primarily net operating losses carried forward and research and development tax credits, before they expire. Accordingly, the Company has deferred tax assets of $7.1 million related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of October 31, 2006.

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

Note 8: Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net income (loss)	$(672)	$5,731	$336	$13,204
Other comprehensive income (loss):
Foreign currency translation adjustments	74	201	1,876	108
Unrealized gain (loss) on investments	750	(173)	878	(1,116)
Realized loss included in net income	32	59	230	321

Other comprehensive income (loss)	856	87	2,984	(687)

Total comprehensive income	$184	$5,818	$3,320	$12,517

Note 9: Net Income (Loss) per Share Computation

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method), unvested restricted stock awards issued in the Interpeak acquisition, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(672)	$5,731	$336	$13,204

Denominator:
Weighted average common shares outstanding- basic	85,138	85,016	85,483	84,415
Effect of dilutive potential common shares	—	4,392	1,312	5,191

Weighted average common shares outstanding- diluted	85,138	89,408	86,795	89,606

Net income (loss) per share
Basic	$(0.01)	$0.07	$0.00	$0.16
Diluted	$(0.01)	$0.06	$0.00	$0.15

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares of common stock is antidilutive for both the three and nine months ended October 31, 2006 and 2005, and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 15.8 million and 11.8 million shares, respectively, for the three and nine months ended October 31, 2006, and 1.5 million and 1.1 million shares, respectively, for the three and nine months ended October 31, 2005.

Note 10: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program (“2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2006, the Company repurchased 1.4 million shares at an aggregate purchase price of $10.0 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis.

During the three months ended October 31, 2006, Wind River did not repurchase any shares. During the nine months ended October 31, 2006, Wind River repurchased 1.5 million shares at an aggregate purchase price of $13.9 million. The repurchased shares were recorded as treasury stock on a last-in, first-out basis. As of October 31, 2006, the Company may yet repurchase up to $6.5 million of outstanding common stock under the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the nine months ended October 31, 2006 and for each of the fiscal years 2006, 2005 and 2004, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River agreed to grant 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. The restrictions will lapse one year from the acquisition date, subject to their continued employment with Wind River during the one-year period. The total value of the restricted stock, based on the average closing price of its common stock two days before, two days after, and on the date of the acquisition was $2.4 million. The total amount is being recorded as compensation expense over the period of the restriction as services are provided and approximately $605,000 and $1.5 million of expense has been recognized during the three and nine months ended October 31, 2006, respectively.

Note 11: Stock-Based Compensation

Equity Incentive Plans

Prior to fiscal 2006, Wind River had four main stock option plans: the 1987 Equity Incentive Plan, the 1998 Equity Incentive Plan, the 1998 Non-Officer Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan (together, the “Predecessor Plans”).

On June 8, 2005, the stockholders of Wind River approved a new plan, the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and deferred stock units to eligible employees, including consultants and directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value and a term of 7 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). The 2005 Equity Plan replaces the Predecessor Plans and no further awards will be granted under those plans. As of October 31, 2006, approximately 3.4 million shares were available for grant under the Company’s stock option plans.

Under the terms of the 2005 Stock Plan, all non-employee directors of Wind River automatically will be granted, as of the date they are appointed or elected to the Board of Directors, a nonqualified stock option to purchase 50,000 shares under the 2005 Equity Plan. These initial grants vest as to 25% of the covered shares on each anniversary of the grant date, so as to become 100% vested on the four-year anniversary of the grant date thereafter, provided that the individual remains a service provider through each vesting date. In addition, on April 1st of each year, each non-employee director is automatically granted options to purchase 15,000 shares. These options vest in four equal annual installments but become fully vested on the first anniversary of the date of grant so long as the director attended at least 75% of the meetings of the Board and any committee on which the director serves that were held during that year. Under the 2005 Equity Plan, these options automatically terminate on the first anniversary of the grant date if the director fails to attend the requisite number of meetings.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “ESPP”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. Wind River issued 259,000 and 161,000 shares under the ESPP during the nine months ended October 31, 2006 and 2005, respectively. As of October 31, 2006, approximately 1.3 million shares were available for issuance under the ESPP. See Note 14, “Subsequent Events,” for additional information regarding the Company’s ESPP.

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

Wind River adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of February 1, 2006, the first day of fiscal year 2007. The consolidated financial statements as of and for the three and nine months ended October 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended October 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued its method of attributing the value of stock-based compensation using a straight-line single option method. As stock-based compensation expense recognized in the consolidated statement of operations for three and nine months ended October 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information previously required under SFAS 123 for the periods prior to fiscal year 2007, Wind River accounted for forfeitures as they occurred.

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

The impact on the results of operations of recording stock-based compensation under SFAS 123R for the three and nine months ended October 31, 2006 was as follows (in thousands):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Cost of net revenues	$572	$1,765
Selling and marketing expenses	1,406	4,233
Product development and engineering expenses	858	2,468
General and administrative expenses	2,301	6,828

Total stock-based compensation expense	$5,137	$15,294

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

The Company used the following weighted-average valuation assumptions to estimate the fair value of options granted during the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Risk-free interest rate	4.61% - 4.83%	4.48%	4.61% - 5.21%	4.48%
Expected life (in years)	3.6 - 4.0	3.55	3.6 - 7.0	3.55
Expected volatility	48.7% - 54.7%	74.5%	48.7% - 56.9%	74.5%
Dividend yield	0%	0%	0%	0%

The computation of expected volatility for the three and nine months ended October 31, 2006 is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives during the three and nine months ended October 31, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three and nine months ended October 31, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2006 was $4.36 and $5.22, respectively, and the weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2005 was $7.01 and $7.61, respectively.

The fair value of employees’ stock purchase rights under Wind River’s ESPP was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and nine months ended October 31, 2006 and 2005:

	Nine Months Ended October 31,
	2006	2005
Risk-free interest rate	5.27%	3.37%
Expected life (in years)	0.5	0.5
Expected volatility	38.7%	48.1%
Dividend yield	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the nine months ended October 31, 2006 and 2005 was $2.37 and $4.55, respectively. No common stock purchase rights were granted under the ESPP during the three months ended October 31, 2006 or 2005.

Stock-Based Payment Award Activity

The following table summarizes activity under the Company’s equity incentive plans for the nine months ended October 31, 2006 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2006	15,638	$10.64
Granted	1,382	11.17
Exercised	(486)	7.93
Cancelled	(655)	12.27

Outstanding at October 31, 2006	15,879	10.96	5.35	$24,451

Vested and expected to vest at October 31, 2006	15,051	$10.91	5.32	$23,921

Options exercisable at October 31, 2006	9,152	$10.42	4.75	$19,798

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 9.1 million options with exercise prices below the fair market value of the Company’s stock as of October 31, 2006. During the nine months ended October 31, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.2 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against the domestic deferred tax assets. As of October 31, 2006, there was approximately $37.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under Wind River’s stock award plans. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures were provided in the notes to the consolidated financial statements. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the results of operations for the three and nine months ended October 31, 2005 for employee stock option awards. With the exception of stock option grants discussed more fully in Note 1 under “Impact of Stock Option Review,” all options were historically granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Shares issued under the Company’s ESPP were deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and nine months ended October 31, 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income, as reported	$5,731	$13,204
Less: Stock-based compensation expense determined under fair-value based method for all awards	5,165	16,168

Pro forma net income (loss)	$566	$(2,964)

As reported net income per share:
Basic	$0.07	$0.16
Diluted	$0.06	$0.15

Pro forma net income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

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

Revenue information by region is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
North America	$39,405	$37,220	$113,495	$107,562
EMEA	16,955	15,478	49,495	44,853
Japan	7,883	9,438	27,144	27,445
Asia Pacific	6,302	5,471	19,097	16,253

Total	$70,545	$67,607	$209,231	$196,113

Revenue information on a product, subscription and services basis is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Perpetual license revenues	$10,115	$11,440	$29,556	$33,253
Production license revenues	16,894	20,005	56,397	61,054
Subscription revenues	25,698	18,450	71,542	52,798
Maintenance revenues	7,667	8,108	23,157	25,110
Other service revenues	10,171	9,604	28,579	23,898

Total	$70,545	$67,607	$209,231	$196,113

No single customer accounted for more than 10% of Wind River’s total revenues during the three and nine months ended October 31, 2006 or 2005.

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

Note 14: Subsequent Events

As discussed in Note 6, “Convertible Subordinated Notes,” the Company issued $150.0 million of 3.75% convertible subordinated notes in December 2001. During fiscal 2005 and 2006, the Company repurchased $107.8 million of these notes. In December 2006, the remaining notes matured and the Company settled the remaining $42.2 million notes classified within current liabilities on the condensed consolidated balance sheet as at October 31, 2006 using existing cash, cash equivalents and investment balances.

As discussed in Note 7, “Provision for Income Taxes,” the Company has valuation allowances against deferred tax assets in certain jurisdications. In January 2007, the Company released certain additional international deferred tax valuation allowances totaling approximately $2.8 million, as the Company determined that it was more likely than not that the underlying deferred tax assets would be realized. The reversal of these valuation allowances resulted in an increase to benefit from income taxes of $2.8 million in the fourth quarter of fiscal year 2007.

As discussed in Note 11, “Stock-Based Compensation,” the Company’s ESPP permits employees to purchase shares of Wind River common stock at a discount on certain plan-defined dates. Due to the Company’s delayed filings of its periodic reports with the SEC resulting from the voluntary internal review of the Company’s historical stock option granting practices and the related accounting, the Company terminated the six-month offering period ending December 31, 2006 and no ESPP shares were issued. In December 2006, the Company refunded ESPP contributions totaling approximately $1.1 million, which were classified as accrued compensation on the condensed consolidated balance sheet as at October 31, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including adoption of an open-source strategy, the potential release of all or a portion of our valuation allowance associated with our deferred tax assets, our shift to an enterprise licensing model and the continued shift of our customers to our Wind River Platforms, our ability to increase our revenues, including deferred revenues, our capital requirements, our investments, our expenses, our accounting for certain acquisitions, our voluntary review of our historical stock option granting practices and the related accounting, the effect of recent accounting pronouncements, forecasted trends relating to our services or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of Wind River’s implementation of its new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, the timing and outcome of actions and events relating to the Company’s historical stock option granting practices and the related accounting, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors”. In addition, we can not assure you that the outcome of the review of our historical stock option granting practices and related accounting will not result in changes to or a restatement of our financial results for this or any historical period, that we will be able to give timely guidance with respect to future periods or that we will not be required to make changes to our internal controls or processes.

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

Recent Operating Results

Our total revenues were $70.5 million and $67.6 million during the three months ended October 31, 2006 and 2005, respectively, and $209.2 million and $196.1 million for the nine months ended October 31, 2006 and 2005, respectively. For the three months ended October 31, 2006 and 2005, we had a net loss of $672,000 or $0.01 per diluted share and net income of $5.7 million or $0.06 per diluted share, respectively. Our net income was $336,000 or $0.00 per diluted share and $13.2 million or $0.15 per diluted share for the nine months ended October 31, 2006 and 2005, respectively.

Our total deferred revenues increased to $112.0 million at October 31, 2006 from $98.3 million at January 31, 2006, primarily as a result of continued increases in sales of our Wind River Platforms and other enterprise license based products under our subscription-based license model. Of the total deferred revenues balance at October 31, 2006, approximately $95.5 million relates to deferred revenue classified as current. This deferred revenue relates to revenue that is due to be recognized as revenue within one year from the balance sheet date. Deferred revenues classified as long-term of $16.5 million relate to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flows from operations of $40.0 million and $33.8 million during the nine months ended October 31, 2006 and 2005, respectively. During the nine months ended October 31, 2006, we expended cash, net of cash acquired, of approximately $17.4 million to acquire Interpeak AB. In addition, during the nine months ended October 31, 2006, we repurchased 1.5 million shares of our common stock for an aggregate purchase price of approximately $13.9 million.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning February 1, 2006. Accordingly, during the three and nine months ended October 31, 2006, we recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine month periods ended October 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for the three and nine months ended October 31, 2006 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives in the three and nine months ended October 31, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for the three and nine months ended October 31, 2006 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The determination of fair value of share based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions, as noted above, regarding a number of highly complex and subjective variables.

The following table summarizes the stock-based compensation expense recognized for stock options, our employee stock purchase plan and restricted stock awards (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Cost of net revenues	$572	$—	$1,765	$—
Selling and marketing expenses	1,406	—	4,233	—
Product development and engineering expenses (1)	1,463	—	3,954	—
General and administrative expenses	2,301	—	6,828	—

Total stock-based compensation expense	$5,742	$—	$16,780	$—

(1)	For the three and nine months ended October 31, 2006, stock-based compensation expense of $605,000 and $1.5 million, respectively, consisting of restricting stock awards issued in the Interpeak acquisition is included within product development and engineering expenses.

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

Due to our delayed filings of our periodic reports with the SEC resulting from the voluntary internal review of our historical stock option granting practices and the related accounting, we terminated the six-month offering period ending December 31, 2006 under our Employee Stock Purchase Plan (“ESPP”) and no shares were issued. In December 2006, we refunded ESPP contributions totaling approximately $1.1 million, which were classified as accrued compensation on the accompanying condensed consolidated balance sheet as at October 31, 2006.

In February 2007, we acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for RTLinux, developed by Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology. Pursuant to the purchase agreement, we also acquired rights to future runtime revenue streams for assumed RTLinux contracts. We paid cash consideration of approximately $9.8 million, excluding acquisition related costs, for the net assets acquired. We expect to account for this acquisition as a purchase transaction in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), and accordingly the total consideration will be allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 describes two approaches for assessing the materially of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement, and the “iron curtain” approach, which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If, under either approach, misstatements are deemed material, registrants are required to adjust their financial statements, including correcting prior year financial statements, even if such correction was and continues to be immaterial to the prior year financial statements. SAB 108 will be effective for the fourth quarter of fiscal 2007. We plan to adopt SAB 108 in the fourth quarter and at present believe that the adoption will not have a material effect on our consolidated financial statements.

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

Results of Operations for the Three and Nine Months Ended October 31, 2006 and 2005

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Product revenues	$27,009	$31,445	38%	47%	$85,953	$94,307	41%	48%
Subscription revenues	25,698	18,450	36	27	71,542	52,798	34	27
Service revenues	17,838	17,712	26	26	51,736	49,008	25	25

Total revenues, net	$70,545	$67,607	100%	100%	$209,231	$196,113	100%	100%

Total revenues increased 4% or $2.9 million in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and 7% or $13.1 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increase was primarily due to increased subscription and service revenues, partially offset by a reduction in our product revenues during the three and nine months ended October 31, 2006.

Our product revenues have been affected by a decline in our perpetual license revenues as a result of the continued transition of our customers to subscription-based development licenses. Fees from the subscription-based licenses are recorded in deferred revenue and are recognized ratably as subscription revenue over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While this has impacted our product revenues as customers continue to transition to the subscription-based Wind River Platforms, our deferred revenues grew by $13.7 million from $98.3 million at January 31, 2006 to $112.0 million at October 31, 2006. Our service revenues, in particular maintenance revenues, have also been affected by the transition due to the fact that support services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Perpetual license revenues	$10,115	$11,440	14%	17%	$29,556	$33,253	14%	17%
Production license revenues	16,894	20,005	24	30	56,397	61,054	27	31

Total product revenues, net	$27,009	$31,445	38%	47%	$85,953	$94,307	41%	48%

Perpetual license revenues decreased 12% or $1.3 million in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and decreased 11% or $3.7 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. During the three and nine months ended October 31, 2006, perpetual license revenues have decreased from comparable prior year periods due to the transition of customers to our subscription-based Wind River Platforms, which are accounted for as subscription revenues and also due to decreases in hardware revenues. These decreases are partially offset by additional license revenues resulting from the Interpeak acquisition in the first quarter of fiscal year 2007. We expect perpetual licenses and hardware revenues to continue to decrease for the remainder of fiscal 2007.

Production license revenues decreased 16% or $3.1 million in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and decreased 8% or $4.7 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The decrease was due to certain non-recurring revenues derived from our revenue assurance programs that were recorded during the three and nine months ended October 31, 2005, together with declines in revenues from production licenses related to older products. We expect production revenues to increase for the remainder of fiscal 2007.

Subscription Revenues. Subscription revenues increased 39% or $7.2 million in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and 36% or $18.7 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increase in subscription revenues resulted primarily from increasing volumes of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2007.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Maintenance revenues	$7,667	$8,108	11%	12%	$23,157	$25,110	11%	13%
Other service revenues	10,171	9,604	15	14	28,579	23,898	14	12

Total service revenues, net	$17,838	$17,712	26%	26%	$51,736	$49,008	25%	25%

Maintenance revenues declined 5% or $441,000 during the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and 8% or $2.0 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The decline is primarily due to the transition of our customers to our subscription-based Wind River Platforms, which include maintenance as a part of the subscription fee and are therefore recognized as subscription revenues. We expect maintenance revenues will increase slightly during the remainder of fiscal year 2007.

Other service revenues, which consist of professional services and training, increased 6% or $567,000 in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and increased 20% or $4.7 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increases are due to increased business levels, particularly in the aerospace and defense and consumer sectors. During the three months ended October 31, 2006 and 2005, we generated $2.2 million and $2.5 million, respectively, in revenue from fixed-price services contracts and $5.6 million and $7.8 million during the nine months ended October 31, 2006 and 2005, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase for the remainder of fiscal year 2007.

Revenues by Geography

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
North America	$39,405	$37,220	56%	55%	$113,495	$107,562	54%	55%
EMEA	16,955	15,478	24	23	49,495	44,853	24	23
Japan	7,883	9,438	11	14	27,144	27,445	13	14
Asia Pacific	6,302	5,471	9	8	19,097	16,253	9	8

Total revenues, net	$70,545	$67,607	100%	100%	$209,231	$196,113	100%	100%

Revenues from international sales increased 2% to $31.1 million in the three months ended October 31, 2006 from $30.4 million in the three months ended October 31, 2005 and 8% to $95.7 million in the nine months ended October 31, 2006 from $88.6 million in the nine months ended October 31, 2005. This increase was due to a 10% increase in revenues from EMEA, a 15% and 17% increase in revenues from Asia Pacific and was partially offset by a 16% and 1% decrease in revenues from Japan for the three and nine months ended October 31, 2006 compared to the three and nine months ended October 31, 2005, respectively. The general level of increased revenues in each geographic area, excluding Japan, resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three and nine months ended October 31, 2006 when compared to the three and nine months ended October 31, 2005. As is the case with North America, our international revenues have also been affected as the result of the transition of some of our customers to our subscription-based Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 44% and 45% of total revenues in the three months ended October 31, 2006 and 2005, respectively, and 46% and 45% of total revenues for the nine months ended October 31, 2006 and 2005, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds or Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	October 31, 2006	January 31, 2006	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$63,257	$52,156	$11,101	21%
Maintenance and other	32,255	32,349	(94)	—

Total current deferred revenues	95,512	84,505	11,007	13
Long-term deferred revenues:
Subscription	15,020	13,181	1,839	14
Maintenance and other	1,430	579	851	147

Total long-term deferred revenues	16,450	13,760	2,690	20

Total deferred revenues	$111,962	$98,265	$13,697	14

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

The growth in current and long-term subscription deferred revenues results primarily from increasing business activity levels for our subscription-based Wind River Platforms.

Cost of Revenues

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Product	$762	$1,957	1%	3%	$2,254	$5,188	1%	3%
Subscription	4,094	2,939	6	4	11,921	8,610	6	4
Service	10,868	10,119	15	15	32,879	28,604	16	15
Amortization of purchased intangibles	317	133	—	—	829	395	—	—

Total cost of revenues	$16,041	$15,148			$47,883	$42,797

Gross profit	$54,504	$52,459			$161,348	$153,316
Gross profit percentage	77%	78%			77%	78%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, is primarily attributable to personnel related costs including stock-based compensation recognized under SFAS 123R.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product as a percentage of associated revenues decreased from 6% in the three and nine months ended October 31, 2005 to 3% in the three and nine months ended October 31, 2006. The decrease was due primarily to lower allocated direct production costs and, to a lesser extent, to lower third party royalties. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars, but remained relatively flat as a percentage of associated revenues, in the three and nine months ended October 31, 2006 compared to the three and nine months ended October 31, 2005. The increase in absolute dollars is related primarily to the overall increase in subscription revenues during the periods. In addition, a portion of the increase is attributable to stock-based compensation expense of $321,000 and $994,000 for the three and nine months ended October 31, 2006, respectively, due primarily to our adoption of SFAS 123R on February 1, 2006. Cost of subscription as a percentage of related revenues remained flat at 16% to 17% for each period presented. We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our subscription-based Wind River Platforms and the continued transition of existing customers from our perpetual licensing model. Cost of subscriptions may be affected in the future by the direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services for the three and nine months ended October 31, 2006 has increased both in absolute dollars and as a percentage of associated revenues, as compared to the same periods ended October 31, 2005. The increase is primarily due to an increase in full-time employees and outside consultants for our professional services as a result of the increased level of the services business. The increase in cost of services as a percentage of associated revenues is also attributable to a change in product mix as lower margin service and other revenues have increased and higher margin maintenance revenues have decreased, primarily due to our customers’ continued transition to our subscription-based Wind River Platforms. Included in cost of services are $237,000 and $712,000 of stock-based compensation expense for the three and nine months ended October 31, 2006, respectively, due primarily to our adoption of SFAS 123R on February 1, 2006. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

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

The general increase in absolute dollars in selling and marketing, product development and engineering and general and administrative costs, relates primarily to increases in stock-based compensation expenses, personnel expenses, consulting expenses, professional fees, and general operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Selling and marketing	$27,474	$23,418	17%	$83,492	$71,588	17%
As a percentage of net revenues	39%	35%		40%	37%

Total selling and marketing expenses increased by $4.1 million in the three months ended October 31, 2006, compared to the three months ended October 31, 2005 and $11.9 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increase in the three and nine months ended October 31, 2006 is partially attributable to stock-based compensation expense of $1.4 million and $4.2 million due primarily to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $2.6 million and $6.2 million during the three and nine months ended October 31, 2006 related to increased headcount in the sales organization and increased commission expenses due to higher sales. Increased marketing programs of $898,000 during the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 also contributed to the overall increase in sales and marketing costs as a result of increased investments in brand enhancing activities.

We expect selling and marketing expenses to increase for the remainder of fiscal year 2007.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
Product development and engineering	$18,673	$16,193	15%	$54,541	$49,862	9%
As a percentage of net revenues	26%	24%		26%	25%

Total product development and engineering expenses increased by $2.5 million in the three months ended October 31, 2006, compared to the three months ended October 31, 2005 and $4.7 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increase in the three and nine months ended October 31, 2006 is partially attributable to stock-based compensation expense of $858,000 and $2.5 million due primarily to our adoption of SFAS 123R on February 1, 2006. In addition, we recorded restricted stock expense of $605,000 and $1.5 million in the three and nine months ended October 31, 2006 related to our acquisition of Interpeak. Due to the fact that the restrictions on the stock will lapse at the end of one-year from the acquisition date, subject to the continued employment of certain former shareholders of Interpeak with us, the total value of the restricted stock is deemed to be compensation expense and not part of the purchase price. As such, the expense is being recorded over the service period of one year. We also incurred increased employee-related costs of $806,000 and $733,000 for the three and nine months ended October 31, 2006 related primarily to annual salary increases. For the three and nine months ended October 31, 2006, lower levels of customer-funded research and development of $553,000 and $1.3 million also contributed to the increase in expenses and was offset in part by approximately $386,000 and $1.2 million in lower costs for allocated facility, technology and other costs.

We expect product development and engineering expenses to increase slightly for the remainder of fiscal year 2007 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2006	2005		2006	2005
	(In thousands, except percentages)
General and administrative	$10,163	$6,691	52%	$26,710	$18,145	47%
As a percentage of net revenues	14%	10%		13%	9%

Total general and administrative expenses increased by $3.5 million or 52% in the three months ended October 31, 2006, compared to the three months ended October 31, 2005 and $8.6 million or 47% in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. This increase in the three and nine months ended October 31, 2006 is partially attributable to stock-based compensation expense of $2.3 million and $6.8 million due primarily to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $790,000 and $1.7 million during the three and nine months ended October 31, 2006 related to increased headcount. Higher tax, legal and accounting fees of $1.4 million and $1.5 million during the three and nine months ended October 31, 2006 also contributed to the overall increase and is related predominately to the voluntary internal review of our historical stock option granting practices and certain one-time tax accounting and planning activities. General and administrative expenses also include restructuring and other charges which decreased by $1.1 million and $1.7 million during the three and nine months ended October 31, 2006, respectively. These decreases were related primarily to one-time employee and other charges incurred during three and nine months ended October 31, 2005 and to a lessor extent due to the reversal of certain accruals during the three and nine months ended October 31, 2006, attributable to a decrease in estimated legal and other costs.

We expect general and administrative expenses to increase for the remainder of fiscal 2007 related primarily to costs incurred for the voluntary historical stock option review.

Amortization of Other Intangibles

The increase in amortization of other intangibles for the three and nine months ended October 31, 2006 compared to the three and nine months ended October 31, 2005 was due to the acquisition of Interpeak on March 20, 2006. We recorded $3.0 million in other intangible assets as a result of the acquisition, of which, $900,000 is being amortized against operating expenses over a three to five year period.

Other Income (Expense)

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands, except percentages)
Interest income	$2,402	$1,523	3%	2%	$6,510	$4,496	3%	2%
Interest expense	(573)	(616)	(1)	(1)	(1,825)	(2,500)	(1)	(1)
Other expense, net	(134)	(239)	—	—	(231)	(465)	—	—

Total other income, net	$1,695	$668	2%	1%	$4,454	$1,531	2%	1%

Interest Income. Interest income increased 58% or $879,000 in the three months ended October 31, 2006 compared to the three months ended October 31, 2005 and 45% or $2.0 million in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. The increase in interest income was primarily due to higher yields on higher average invested balances. The average yield for the three months ended October 31, 2006 was 4.98% compared to 3.41% for the three months ended October 31, 2005 and 4.58% for the nine months ended October 31, 2006 compared to 3.39% for the nine months ended October 31, 2005. Cash, cash equivalents and investments totaled $231.4 million and $198.0 million as of October 31, 2006 and 2005, respectively.

Interest Expense. Interest expense decreased by 7% or $43,000 in the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 and 27% or $675,000, in the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005. We pay interest on our 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as interest expense. Interest expense associated with our convertible subordinated notes remained flat at approximately $400,000 in both the three months ended October 31, 2006 and 2005, and decreased from $1.5 million in the nine months ended October 31, 2005 to $1.2 million in the nine months ended October 31, 2006. The decrease in the nine months ended October 31, 2006 is primarily related to the lower average outstanding balance during the period. During the nine months ended October 31, 2005, we repurchased $32.8 million of our convertible subordinated notes and recorded $401,000 of expense related to the premium paid and the acceleration of expense of bond issuance costs. The subordinated convertible notes totaled $42.2 million at October 31, 2006 and 2005 and were settled in full on December 15, 2006.

Other Expense, Net. Other expense, net decreased by $105,000 and $234,000 in the three and nine months ended October 31, 2006 as compared to the three and nine months ended October 31, 2005, respectively. The decrease relates primarily to higher sublease income and lower net realized and unrealized foreign currency losses during the three and nine months ended October 31, 2006.

Provision for Income Taxes

We had a provision for income taxes of $477,000 and $1.1 million for the three months ended October 31, 2006 and 2005, respectively, and $511,000 and $2.0 million for the nine months ended October 31, 2006 and 2005, respectively. The provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, we have determined that it is more likely than not that our remaining deferred tax assets will not be realized, due to uncertainties relating to our ability to utilize its deferred tax assets, primarily net operating losses carried forward and research and development tax credits, before they expire. Accordingly, we have deferred tax assets of $7.1 million related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of October 31, 2006.

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

Post Close Events

On March 8, 2007, we announced preliminary results for the quarter ended October 31, 2006. Subsequent to this announcement, but before the completion of our Form 10-Q for the third fiscal quarter of 2007, management determined that it was appropriate to adjust these previously announced results to record additional stock-based compensation expense of $221,000 and a resulting reduction in tax expense of $182,000, which in total caused the net loss for the quarter to increase by $39,000.

Liquidity and Capital Resources

As of October 31, 2006, we had working capital of approximately $34.8 million, and cash, cash equivalents and investments of approximately $231.4 million, which were comprised of $88.8 million of cash and cash equivalents, $41.0 million of short-term investments and $101.7 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We have debt service and principal repayment obligations, which could affect our liquidity, cash reserves and ability to obtain additional financing if we need or want to do so.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Nine Months Ended October 31,
	2006	2005
Net cash provided by operating activities	$39,958	$33,815
Net cash provided by (used in) investing activities	(3,089)	5,071
Net cash used in financing activities	(8,117)	(24,295)

Operating activities primarily include the net income for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In the nine months ended October 31, 2006, our operating activities provided net cash of $40.0 million compared to $33.8 million in the nine months ended October 31, 2005.

Net cash provided by operating activities for the nine months ended October 31, 2006, consisted of cash provided by operations of $27.3 million and an increase in cash of $12.6 million arising from changes in assets and liabilities, primarily related to an increase in deferred revenues. The increase in deferred revenue of $12.4 million was due to increased volume associated with our subscription-based license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year.

Net cash provided by operating activities for the nine months ended October 31, 2005, consisted of cash provided by operations of $23.0 million and an increase in cash of $10.8 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues. The decrease in accounts receivable, net, of $6.5 million was primarily due to strong cash collections and the increase in deferred revenue of $12.5 million was due primarily to the further customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. These increases to cash provided by operations were partially offset by decreases in accrued liabilities and accrued compensation of $4.2 million and $2.2 million, respectively.

In the nine months ended October 31, 2006, cash from operations includes net income of $336,000 and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $16.8 million and $8.2 million, respectively. In the nine months ended October 31, 2005, cash from operations includes net income of $13.2 million which includes non-cash expenses primarily of depreciation and amortization of $7.2 million. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $3.1 million and provided net cash of $5.1 million in the nine months ended October 31, 2006 and 2005, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. In March 2006, we acquired Interpeak for an approximate net cash outlay of $17.4 million. The acquisition of property and equipment totaled $3.6 million and $4.7 million for the nine months ended October 31, 2006 and 2005, respectively. During the nine months ended October 31, 2006, our maturities and sales of investments, net of purchases, was $17.9 million compared to $9.8 million during the nine months ended October 31, 2005.

Our financing activities used net cash of $8.1 million and $24.3 million in the nine months ended October 31, 2006 and 2005, respectively. During the nine months ended October 31, 2006, and 2005, we received $5.8 million and $13.5 million respectively, due to the issuance of common stock from employee stock option exercises and awards under our employee stock purchase plan. Additionally, in the nine months ended October 31, 2006, we repurchased 1.5 million common shares for approximately $13.9 million. In the nine months ended October 31, 2005, we repurchased $32.8 million of our 3.75% convertible subordinated notes in the open market for a total cash outlay of $32.8 million.

In June 2002, the Board of Directors authorized a stock repurchase program (“2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2006, we repurchased 1.4 million shares at an aggregate purchase price of $10.0 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the nine months ended October 31, 2006 and in fiscal 2006, 2005 and 2004, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

As discussed in Note 14, “Subsequent Events,” in the notes to the accompanying condensed consolidated financial statements, we terminated the six-month ESPP offering period ending December 31, 2006 and no ESPP shares were issued. In December 2006, we refunded ESPP contributions totaling approximately $1.1 million, which were classified as accrued compensation on the accompanying condensed consolidated balance sheet as at October 31, 2006.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of October 31, 2006, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

Buy / Sell:	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	1,085	11,900	390,000	6,000	15,100
Rate:	0.5267	0.7837	116.39	1.1198	7.1666
USD Equivalent:	$2,060	$15,184	$3,351	$5,358	$2,107
Maturity Date:	1/31/2007	1/31/2007	1/31/2007	1/31/2007	1/31/2007

We do not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2006, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

As of October 31, 2006, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2006. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2006 Form 10-K for the fiscal year ended January 31, 2006.

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

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2006 and October 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In coming to the conclusion that our disclosure controls and procedures were effective as of July 31, 2006 and October 31, 2006, management considered, among other things, the nature of the control deficiencies related to the accounting for stock-based compensation and the control environment which resulted in the need to restate our previously issued consolidated financial statements as disclosed in Note 1 to the Consolidated Financial Statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality, Accounting Principles Board Opinion No 28, Interim Financial Reporting paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration:

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

The adoption of a subscription-based license model has impacted the timing of our reported revenues. Under the enterprise license model, revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues have been affected by the adoption of the enterprise license model for our subscription-based products. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the adoption rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues. If we do not successfully manage the shift in our revenues to our enterprise license model, we may not be able to manage our expenses, many of which are fixed in nature, which could have an adverse effect on our profitability.

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

We offer products that are based on open-source software, including our stand-alone development tool products, for use with open-source components, and our platform products that are distributed with open-source components. We cannot be certain whether these and future open-source product offerings will be successfully adopted by new and current customers and our open-source strategy may create additional risks for us. Specifically, we cannot be certain that we will be able to develop the products necessary to satisfy customer demand, or that our customers will adopt our business models for our products based on open-source. Additionally, even if our products are adopted by our customers, they may not be profitable. Very few open-source companies have been profitable and we may not be able to generate profits on our Linux-based offerings. Moreover, it is possible that these efforts to coexist with the open-source movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Our open-source products may subject us to increased legal risks.

As our products that include open-source components are adopted, we face increased legal risks, which could affect our ability to develop or sell our open-source products. Our open-source strategy may make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, in particular because many of the open-source components we may incorporate with our products are developed by numerous independent parties over whom we exercise no supervision or control. In addition, third parties could allege that our own development efforts, considered to be proprietary, have resulted in allegedly infringing work or work that is subject to open-source obligations. Our risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business. It is also possible that our own intellectual property rights related to our open-source products or services may be infringed and that as a result we may need to bring our own claim against third parties.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Amended and Restated Rights Agreement dated as of September 29, 2006, between Wind River and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: March 23, 2007	By:	/s/ Jane E. Bone
Jane E. Bone Chief Accounting Officer