Form 10-K
period 2007-01-31
WIND RIVER SYSTEMS INC
filed 2007-05-01
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

(510) 748-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐                                                     Accelerated filer  ☒                                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2006, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price on the NASDAQ Market on July 31, 2006 was approximately $497,901,996. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 18, 2007, there were 85,114,383 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2007.

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and our use of an open-source strategy, the potential release of all or a portion of our valuation allowance associated with our deferred tax assets, our shift to an enterprise licensing model and the continued shift of our customers to our subscription-based enterprise license Wind River Platforms, our ability to increase our revenues, including deferred revenues, our cost of product, subscription and services, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing and general and administrative expenses, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of our new and current products, business models and market strategies, the outcome of litigation to which we are a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, the timing and outcome of actions and events relating to the Company’s historical stock option granting practices and related accounting, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part I, Item 1A, “Risk Factors”.

These forward-looking statements speak only as of the date this Annual Report on Form 10-K was filed and of information actually known at that time. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated events, except as required by law.

PART I

ITEM	1. BUSINESS

General

Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Our mailing address and principal executive offices are located at 500 Wind River Way, Alameda, California 94501, and the telephone number at that location is 510-748-4100. Our website is www.windriver.com. Information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

The State of the Industry

As demands for connectivity, security, and mobility increase, devices across many industries are becoming more complex. In order to meet these needs, device manufacturers are designing more feature-rich products driven by smaller, more powerful microprocessors that require increasingly sophisticated software operating systems to run them.

Innovation exerts pressure on device manufacturers. Agile competitors are shrinking margins down their supply chain. As device functionality evolves, developers are being forced to increase the code size of their applications. As devices become more complex and the time required to adequately test them increases, the pressure to reach market quickly with competitively priced products grows. All these factors are addressed by commercial off-the-shelf (“COTS”) platform products, which include a range of components. These platforms cover the entire life cycle of a device, from development to distribution, helping drive the transformation of the old “embedded systems” industry into the Device Software Optimization (“DSO”) industry.

Device Software Optimization

Wind River is one of the global leaders in DSO. Our customers manufacture devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels, and coronary pacemakers. They use our platforms to develop, run, and manage their products faster, better, at lower cost, and more reliably. Wind River software is currently deployed in over 350 million devices.

Wind River DSO solutions combine an open, Eclipse-based development suite, a choice of operating systems, industry-specific middleware, device management software and a set of validated hardware and software partner technologies to offer device manufacturers, scalable COTS software development platforms. These solutions enable device development and include the operating system distributed with the devices. Wind River DSO complements our product offerings with industry-leading technical support and education services. Our network of approximately 254 professional services engineers offers our customers assistance with design, migration, and project management. Because our solutions are based on open standards and promote enterprise-wide standardization, they allow companies to reuse compatible software components, and to move engineers more easily and cost-effectively between projects and sites.

We also offer a range of hardware-assisted debugging tools and hardware reference designs that customers can incorporate into their products or use in the development or prototype stage. Our Lab and Field Diagnostics software products extend Wind River’s test tools across the entire device lifecycle, from product design through end of life. Our new Device Management product line, which combines an enterprise-class server backend with device-based capabilities for management, offers our customers and their customers more efficient and less expensive ways to support deployed devices, as well as the means to extend the revenue-generating life of their products. Going forward, we expect this to open new and underserved markets to Wind River.

Device Software Systems

Device software is incorporated into a larger device and is used to control, monitor, or assist the operation of that device. As a result, device software systems are designed to provide an immediate response to external events, making reliability a key requirement for this class of software. Device software application development has evolved from a relatively modest part of building a device to a complex engineering effort. As more powerful microprocessors become available and decrease in price, device software is being used in a wider range of digital devices and new classes of products. Hardware innovations (such as multicore) make faster, more powerful, and more versatile devices possible, but they also require the more flexible and streamlined development platforms and practices that constitute DSO. A new generation of tools is required to develop and test these complex, often system-critical applications.

Products and Services

Wind River products and services help customers create, test, and support complex device software applications more quickly and economically, and with less risk than they would encounter creating such applications with internally developed or less well-integrated systems and tools. Our value proposition is to offer integrated, enterprise-wide device software development solutions, based on open standards and supported worldwide by a trusted vendor.

Wind River Platforms

Our primary product offering includes a variety of Wind River platforms, which we typically license using an enterprise (subscription) license model. Wind River platforms bundle our integrated development suite (Workbench), one or more operating systems, and industry-specific or market-specific middleware. In most cases, these subscription licenses also include downstream production rights, under which customers pay an aggregated per unit fee for the right to produce their products that incorporate our intellectual property.

Our Wind River platform products include:

•	Either VxWorks, our proprietary real-time operating system, or the Linux open-source software operating system.

•

Wind River Workbench, an integrated development suite that supports both VxWorks and Linux operating systems, and a wide range of processor architectures. Based on Eclipse, an open-source framework for developing integrated development environments, Workbench provides developers with a single, powerful, and extensible development environment for the entire development life cycle.

•

Industry-specific or market-specific middleware tied closely to the device operating system. This middleware is used by the customer’s unique application and provides the necessary networking, security, mobility, wireless and management protocols.

•	Maintenance support.

•	Access to a broad network of hardware and software partners.

Our Wind River platforms are:

•	Wind River General Purpose Platform, VxWorks Edition

This platform is designed to integrate VxWorks, our proprietary real-time operating system, with Workbench, our advanced development suite, and standardized middleware for networking, security, and management. Features of the platform include complete “IPv6 Ready” certified networking technologies, memory protection, significant POSIX compliance, and hardware support, including the latest multicore processors from leading semiconductor manufacturers. The platform provides a reliable foundation, so device manufacturers can focus on product differentiation at the application level and bring products to market in a timely fashion.

•	Wind River Platform for Network Equipment, VxWorks Edition

This platform is designed for the network infrastructure equipment market. It enables rapid development of reliable real-time devices for wireless infrastructure, broadband access, and data networking using an advanced operating system, development tools, and networking middleware. Platform for Network Equipment includes a suite of network management protocols, wireless software, security components, connectivity protocols, a high-performance router stack, and routing protocols.

•	Wind River Platform for Consumer Devices, VxWorks Edition

This platform is designed for the consumer device market. It enables our customers to leverage technologies commonly required in consumer products, such as scalability, industry-standard IPv6 functionality, security, connectivity, wireless, networking, graphics, device management, and Web services. Including our integrated, end-to-end development suite, Platform for Consumer Devices allows customers to accelerate the development life cycle without compromising software quality.

•	Wind River Platform for Automotive Devices, VxWorks Edition

This platform is designed for the development of automotive infotainment, telematics, and under-the-hood devices. Built on our development suite, this platform supports a variety of in-car network protocols and wireless network protocols.

•	Wind River Platform for Industrial Devices, VxWorks Edition

This platform provides our customers with foundation software to build reliable and efficient industrial automation, test and measurement, and medical devices. In addition to our integrated development suite, this platform includes protocols for industrial connectivity, secure networking, graphics, and device management middleware.

•	Wind River Platform for Safety Critical ARINC 653/Wind River Platform for Safety Critical DO-178B

Both versions of this platform were designed for the development of safety- and mission-critical devices, such as those used in the aerospace, industrial, and medical markets. The platform has been certified to meet the requirements of both DO-178B, the industry standard for certifying new aviation software, and IEC61508, an international standard for electronic safety-related systems. The ARINC 653 version combines Wind River’s securely partitioned VxWorks 653 real-time operating system and our integrated development environment, enabling the user to accelerate the development, configuration, and debugging of safety-critical systems. The ARINC 653 version also offers complete ARINC 653-1 compliance (i.e., compliance with industry standards specifying the air transport avionics equipment and systems used by commercial aircraft worldwide). DO-178B, level A certification evidence is also available.

•	Wind River General Purpose Platform, Linux Edition

This platform is our base Linux distribution, and is targeted to a wide variety of applications in the industrial, aerospace, defense, medical, and other markets. The platform is available on a range of processors and architectures, including ARM, MIPS, XScale, PowerPC, and Intel-based architectures. It provides the foundation for all Wind River Linux platforms and is distributed with Wind River Workbench, as well as a set of open-source-based middleware applications for networking, file systems, security, and other applications.

•	Wind River Platform for Network Equipment, Linux Edition

This platform also targets the network infrastructure market, but is designed specifically for the needs of our telecommunications and networking customers. It is used for designing control and management plane software wireless network elements, enterprise routing and security, Voice over IP, and broadband access solutions. Platform for Network Equipment meets telecommunications industry standards expected of Carrier Grade Linux, including registration with The Linux Foundation (formerly the Open Source Development Lab or OSDL) Carrier Grade Linux specification 2.02, as well as registration with the Service Availability Forum’s HPI and AIS interfaces.

•	Wind River Platform for Consumer Devices, Linux Edition

This platform is designed for mobile handheld consumer devices, digital video, and digital imaging solutions. It supports the necessary standards defined by the Consumer Electronics Linux Forum (“CELF”) to deliver a foundation for mobile phones, set-top boxes, digital recorders, and other devices. It is designed for very small-footprint, battery-powered devices that require fast boot times. The platform supports the ARM and MIPS architectures.

A key focus for Wind River is to drive standardization across our platforms. Wind River Workbench is the common development environment that supports all Wind River platforms. We adopt standard programming models, interfaces, hardware, and technologies that span operating environments. For example, certain high levels of POSIX compliance in VxWorks enable enhanced code portability across operating systems, including Linux. POSIX is a standard that defines the application programming interfaces for software. We have adopted TIPC, the open-source Transparent Interprocess Communication protocol, as the common messaging protocol. This enables systems of any supported device operating system type to communicate and interoperate transparently. We also support management technologies common across VxWorks and Linux through standardization and portability.

Wind River Workbench

Wind River Workbench is our integrated development suite for designing, developing, debugging, and testing device software compatible on our VxWorks- or Linux-based platforms. Based on the open Eclipse framework, Workbench allows developers to take advantage of dozens of third-party plug-ins to provide additional software design, development, and testing capabilities. Workbench is designed to allow companies to standardize on a single development tools platform across projects and teams, optimizing device software development processes and significantly shortening time-to-market.

Device Management Products

Our Device Management products provide an infrastructure that allows engineers to develop self-documenting device software that can be remotely diagnosed and repaired in real time. The Device Management infrastructure facilitates cross-functional collaboration, enabling customers to recognize efficiencies and economies at each stage of the device lifecycle:

•	During design and development, developers use Wind River Workbench Diagnostics (a component of Wind River Field Diagnostics) to instrument and debug code using Sensorpoints.

•	During system integration, quality assurance and test, teams use Wind River Lab Diagnostics to exercise running software.

•	After deployment, support engineers use Wind River Field Diagnostics to remotely diagnose, repair, and update software.

Wind River Device Management enables original equipment manufacturers in the device field to improve device quality, minimize support costs, and extend the revenue-generating life of their products. Interoperable with Wind River Workbench, Device Management products complete and differentiate Wind River’s COTS platform offerings from the offerings of other DSO providers.

Add-On Development Tools: On-Chip Debugging, Reference Boards, and Wind River Compiler

The on-chip debugging and compiler market is shifting from being dominated by stand-alone tool solutions to being characterized by solutions that are tightly integrated with semiconductor or embedded operating system offerings. This change provides an opportunity for Wind River to extend our market position in on-chip debugging and compiler solutions. Our comprehensive product line includes Wind River Workbench On-Chip

Debugging Edition, the industry-leading Eclipse-based JTAG debugging environment, and associated hardware: Wind River ICE, Wind River Probe, and Wind River Trace. Our solution helps engineers debug complex 32-bit, 64-bit, and multicore processors.

In addition to providing on-chip debugging tools for the development environment, Wind River also offers a test and manufacturing solution that allows engineers to debug device problems on the manufacturing line and integrate on-chip debugging into test automation programs. This product uses the same Wind River ICE and Wind River Probe as in the development process, but is combined with a specific test and manufacturing software solution: the Wind River On-Chip Debugging API and Utility. Hardware reference boards are also available to assist in jump-starting development efforts. Wind River also offers high-performance, low-footprint, reliable, and flexible compiler technology that ships with our VxWorks platforms and is also available as a stand-alone offering.

Networking Technologies

Wind River networking technologies provide a common set of tools across operating system environments, including VxWorks and Wind River Linux. Based on intellectual property acquired from Interpeak AB, Wind River networking technologies include “IPv6 Ready” certified networking, as well as advanced wireless, security, and mobility technologies. These technologies enable customers to write device networking applications once, then leverage those applications across VxWorks and Wind River Linux platforms and versions with little or no modification.

Open-Source Strategy

Delivering open-source solutions is a key component of Wind River’s DSO strategy. Our tools for building device software are based on the Eclipse framework, an open-source development tools project. This gives developers access to dozens of commercial and development plug-ins that enhance the software design, development, and testing capabilities of Workbench. Our strategy allows our customers to choose the best tools available, as well as redirect significant resources to development of brand-new technologies and tools, rather than devote them to the creation and maintenance of proprietary alternatives to existing products.

A growing part of our product portfolio relates to the open-source Linux operating system. Wind River offers products and services that support the Linux operating system. In January 2005, we shipped our first Linux platforms, General Purpose Platform and Platform for Network Equipment. In November 2005, we released updates of these Linux platforms and added a third, Platform for Consumer Devices. In 2006, we delivered two more major releases of our three Linux platforms, and we are now shipping our fifth generation of Linux platforms. Wind River is a leader in numerous open-source development projects, including The Linux Foundation (formerly OSDL) and the Eclipse Device Software Development Platform (“DSDP”) project. Our industry memberships include Eclipse, The Linux Foundation, the Consumer Electronics Availability Forum (“CELF”), the Service Availability Forum (“SAF”), the SCOPE Alliance, and the Communications Platform-Trade Association. Our Workbench development tools are distributed with our Linux platforms to provide a complete foundation for device development and deployment. In addition, we developed an expert Professional Services group to support customers building devices on Linux, and we created a strong Technical Support organization that serves our customers on a local basis around the world. This is a key benefit for Wind River customers designing new solutions with Linux.

In February 2007, Wind River made a strategic acquisition of Finite State Machine Labs (FSMLabs) RTLinux technology. This provides Wind River with a unique hard real-time technology that enables us to address the needs of new markets and new device solutions with Linux. This technology acquisition provided a distinct differentiator from other Linux vendors, as well as expanded choice for our customers. The RTLinux technology has been re-branded as Wind River Real-Time Core for Linux. It offers the ability to deliver real-time capabilities for solutions in our key markets, including aerospace and defense, telecommunications, automotive devices and consumer devices.

The FSMLabs technology acquisition, along with the acquisition of Interpeak networking technology, offer our customers a choice between pure open-source solutions and optimized, high-performance middleware alternatives for networking, network management and real-time. This strategy of choice, rather than replacement, provides Wind River customers advantageous solutions for device software challenges.

Professional Services

To complement our software and hardware products, Wind River offers design services and technical support. These offerings help customers complete a product specification and design critical drivers, ports, and interfaces. We can also provide a complete design for the customer’s product or application. These design services are offered on either a time-and-materials or fixed-price basis and may encompass a broad range of services, including project-managed custom hardware development, software development, and product integration. In addition, we offer customer education through our partners, who provide a series of formal technical courses designed to teach the basics of device software development and use of our tools, and effective use of our operating systems and middleware. We also provide worldwide maintenance and support for all Wind River products.

Licensing Models

We license our software using two primary licensing models: enterprise licensing and project-based perpetual licensing. Wind River platforms and our Workbench development suite are licensed primarily under enterprise licensing.

Our enterprise license model has been offered to customers since November 2002. This model provides our customers the rights to use Wind River products on a subscription-based development license that typically has a one-year term, although some subscriptions extend to periods greater than one year. Subscription-based enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River platforms or tools expires, unless renewed. Most subscription-based enterprise licenses: (i) have an initial term of one year, with optional annual renewals; (ii) include payment terms for the full cost of the annual subscription within 30–60 days after entering into the license agreement; and (iii) include rights to generate production licenses, for a separate fee, once a customer makes a commercial release of a device that incorporates our products. Certain customers may choose to enter into multiyear subscriptions with us. These agreements have generally included payment terms for the full cost of the multiyear subscription within 30–90 days after entering into the enterprise licensing agreement.

We also license our software under project-based perpetual licenses. With this model, our customers pay an up-front development license fee, plus an annual maintenance fee based on a fixed percentage of the list price of the licensed products. For device software products, the customer typically also pays a per-unit, per-project production license fee based on the number of copies of our operating system software included in each final manufactured device. The terms of the perpetual license for our software generally restrict the customer’s use to a specific site, processor, and project, such as a line of printers or a digital camera; thus, any software licenses or prepaid production license fees can generally be used only on that specific project.

We anticipate that we will continue using both our subscription-based enterprise licensing and perpetual licensing models. However, the proportion of our business sold under the subscription-based enterprise license model is increasing, and we expect this trend to continue. We believe that the subscription-based enterprise licensing model allows us to:

•	Deliver key technology integrated into market-specific platforms, with less restrictive terms that more closely match our customers’ needs.

•	Expand opportunities with our strategic customers by offering a simpler and more cost-effective method of accessing our technology and services.

•	Better manage our business model within our strategic customer base and enable increased visibility into our earnings stream.

Under our perpetual license model, we sell our products at the specific project level and deal primarily with the engineers leading and making decisions for individual projects. The strategy for our Wind River platform products is to seek enterprise-wide adoption. As a result, the customer’s decision to adopt our products under the subscription-based enterprise licensing model is now more strategic, leading to longer sales lead times and ultimately more complex and time-consuming negotiations. Our success depends first on our ability to educate our current and potential customers about the value associated with our Wind River platform products and services; and second on our ability to negotiate and close transactions with these customers on mutually agreeable terms.

Because a significant portion of our business is sold under the subscription-based enterprise licensing model, our reported revenue in a quarter does not necessarily reflect the entire level of our business activity. Under the subscription business model, revenue is recognized ratably over the subscription. By contrast, under applicable accounting rules for a perpetual license the majority of license revenue is required to be recognized in the quarter in which the products are delivered, and a smaller amount relating to the fair value of maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based enterprise license will result in lower current quarter revenue than an equal-sized order for a perpetual license, but will result in faster growth in deferred revenue. We expect customers to continue to adopt our subscription-based enterprise licensing in the coming fiscal year, and this may impact the timing of our reported revenues. The mix of subscription orders and perpetual orders in any given quarter can vary, and may consequently also have an impact on that quarter’s reported revenues.

Strategic Alliances

Wind River believes that having many strategic relationships with semiconductor vendors, circuit board manufacturers, system manufacturers, other software companies, and our customers is critical to our future success in the DSO marketplace. These relationships help us penetrate the value chain earlier in our market segments, drive innovation and standards across the industry, and better serve our customers’ overall needs. For instance, our corporate Wind River Partner Program supports the development of global alliances and fosters a community of third-party partners by allowing these companies to access our technology to develop and maintain a level of integration between our products and partner products.

We have strategic relationships with many of the major semiconductor and system manufacturers, including ARM Holdings plc, Broadcom Corporation, Freescale Semiconductor, Inc., IBM Corporation, Intel Corporation, MIPS Technologies, Inc., NEC Corporation, NXP B.V., RadiSys Corporation, Renesas, Inc., Sun Microsystems, Texas Instruments Incorporated, Toshiba Corporation, Xilinx, Inc., Motorola ECC, Raza Microelectronics, Inc., and Cavium Networks, among others. We work to optimize our technologies for certain of their architectures, processors, and board-level products, allowing us to use their sales channels to proliferate our products. The strategic alignment between Wind River and semiconductor vendors benefits customers on several fronts, including time-to-market, breadth of silicon support in Wind River platforms, and software optimizations that leverage advances in hardware.

Wind River has also developed a network of smaller software companies whose products integrate with our platform products to provide value-added capabilities. These partners provide additional development tools that integrate and plug into our development suites, as well as complementary protocols, middleware, and other technologies that operate with our VxWorks and Linux operating systems.

Throughout 2006, we announced a series of partnerships with our commercial off-the-shelf (COTS) partners in support of the adoption of ATCA by telecommunications equipment manufactures. With partners Sun Microsystems, Kontron, Mercury Computer Systems, RadiSys Corporation and Motorola ECC, we have announced joint solutions that integrate Wind River’s VxWorks and Linux platforms with COTS hardware to meet the needs of the next generation of networking architectures.

Customers

Our products have been deployed by a broad range of organizations, including companies in the following industries: networking (data, video and voice), consumer electronics, aerospace and defense, and industrial and automotive. Our customers include end-users, distributors, original equipment manufacturers, system integrators and value-added resellers.

Our major customers by revenue for fiscal year 2007 were Alcatel, Boeing Corporation, Lockheed Martin Corporation, Motorola, Inc., Raytheon Company, Nortel Networks Corporation, Northrop Grumman, Philips N.V., Red Digital Cinema Camera Company and Siemens AG. No single customer accounted for more than 10% of our revenues in any of the fiscal years ended January 31, 2007, 2006 or 2005.

Marketing, Sales, and Distribution

We market our products and services in North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespeople, field application engineers, and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical pre-sale and post-sale support. As of January 31, 2007, we had 184 sales employees located throughout North America, 105 sales employees throughout EMEA, 38 sales employees in Japan and 54 sales employees in the Asia Pacific region. As of January 31, 2007, we had 148 employees in professional services, 76 employees in marketing and 106 employees in customer support.

Revenues from sales to customers outside of North America represented $128.8 million, $118.7 million and $106.8 million, or approximately 45% of total revenues for fiscal years 2007, 2006 and 2005, respectively. Prices for international customers for our Wind River platforms are generally quoted in United States Dollars, euros, British Pounds and Japanese Yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currencies or United States dollars and are based on the United States price list adjusted to reflect the higher cost of doing business outside the United States. International customers are normally invoiced in the currency in which they are quoted.

We have experienced, and expect to continue to experience, seasonality resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock—Numerous factors may cause our total revenues and net income to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.”)

Competition

The DSO industry is highly competitive and fragmented. Wind River’s primary competition comes from the internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems. Historically, the advantages of shifting to a COTS solution have not been fully recognized, with the decision to shift typically made at the project level. Today, the increasing software complexity associated with devices is forcing a strategic change, as companies look to optimize their own device software development and bring devices to market faster and at lower cost. A number of in-house development projects have begun to use commercial device software based on open-source standards, such as the Linux operating system, as the first strategic step toward standardization.

In the Linux market, Wind River competes with Linux distributors such as MontaVista Software, Inc., LynuxWorks, Inc., TimeSys Corporation, and others, as well as indirectly with some enterprise Linux vendors such as Novell, Inc., and Red Hat, Inc., which, to a certain extent, also offer device software solutions. As we continue to see increased adoption of Linux in markets such as telecommunications, data communications, and mobile communications, we believe there will be more standardization of the development cycle based on open-source technologies, an initiative that is being driven by The Linux Foundation (formerly the Open Source Development Lab, or OSDL) to define a common industry specification and standardization for Carrier Grade Linux. This offers equipment manufacturers high availability of open-system architecture for core and edge applications. However, our competitive position may be affected if other embedded software solution vendors move to the middle ground and find new ways to be more open. This, as well as availability of source code, the ability to create and maintain intellectual property ownership, and the ability to compete on price with reduced upfront and production licensing options, could level the playing field with Linux.

Wind River also competes with independent and proprietary software vendors, including Microsoft Corporation, Mentor Graphics Corporation, ENEA OSE Systems AB, LynuxWorks, Inc., Green Hills Software, Inc., and QNX Software Systems, Ltd. (acquired by Harman International), as well as a number of other proprietary vendors that address one or more segments of the device system design process. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales, and other resources and significantly greater name recognition than Wind River does.

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

Product Development and Engineering

We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2007, our product development and engineering group included 386 full-time employees.

During fiscal years 2007, 2006, and 2005, product development and engineering expenses were $73.5 million, $65.6 million, and $59.2 million, respectively, excluding capitalized software development costs. For fiscal years 2007 and 2006, we did not have any capitalized software development costs related to development of software to be sold. During fiscal year 2005, we incurred product and development and engineering expenses in relation to software development projects related to development of software to be sold that qualified for capitalization of $1.5 million. In addition to our strategic relationships with semiconductor companies noted in “Strategic Alliances” above, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2007, 2006, and 2005 were offset by $319,000, $1.7 million, and $3.8 million, respectively, in funding from these programs.

Proprietary Rights

Our success also depends heavily on our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret, and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers, and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation, and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property, both in terms of source-code-handling and underlying intellectual property ownership of modifications to Wind River code.

As we progress with our open-source strategy, we may increasingly rely on third-party open-source code that has been developed and made available for licensing under open-source license terms. Certain open-source licenses, such as the GNU General Public License (“GPL”) that applies to Linux and many other popular open-source products, generally permit anyone to copy, modify, and distribute the software, subject only to the restriction that any resulting or derivative work made available to the public be licensed under those same terms, instead of under our standard license terms. Therefore, as we incorporate our open-source strategy into our product development, although we will retain the copyright to the code that we develop ourselves, our most valuable intellectual property with respect to derivative works from these licenses may be our collection of trademarks.

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

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2007, we held 53 issued patents in the United States, none of which have expired. The expiration dates of these patents range from 2015 to 2023. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity may be challenged. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock—Patent, trademark or copyright infringement, trade secret misappropriation or product liability claims against us may result in costly litigation, cause product shipment delays or require us to expend significant resources. In addition, patent or copyright claims may require us to enter into royalty or licensing arrangements.”)

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

Employees

As of January 31, 2007, we had 1,272 employees, including 457 in sales and marketing, 254 in professional services and support activities, 386 in product development and engineering, and 175 in management, operations, finance, and administration. Of these employees, 875 were located in North America and 397 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. Our employees are vital to our success, and our key management, engineering, sales and other employees are difficult to replace. We generally do not have employment contracts with our key employees, other than our Chief Executive Officer and our Chief Financial Officer, or maintain key person life insurance on any of our employees. If we are unable to attract, assimilate, retain, or motivate highly qualified technical and sales employees in the future through competitive compensation and employment policies, our ability to develop and introduce competitive new products in a timely manner may suffer. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock—If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.”)

Executive Officers of the Registrant

The names of our executive officers, their ages as of April 18, 2007, and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	47	Chairman of the Board, President and Chief Executive Officer
Ian R. Halifax	46	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
Barry Mainz	43	Chief Operating Officer
John J. Bruggeman	45	Vice President of Worldwide Marketing and Chief Marketing Officer
Jane E. Bone	41	Chief Accounting Officer
Scot K. Morrison	44	Senior Vice President of Engineering
Vincent Rerolle	44	Vice President, Corporate Strategy and Development

Kenneth R. Klein has been a director of Wind River since July 2003. In January 2004, he became the Chairman of the Board, President and Chief Executive Officer of Wind River. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation, a software company focused on business technology optimization, where he served as Chief Operating Officer from January 2000 until December 2003. He also served at Mercury Interactive as a director from July 2000 until December 2003 and held management positions there from 1992 through 1999, including President of North American Operations and Vice President of North American Sales. Mr. Klein serves on the Board of Directors of Tumbleweed Communications Corp., a provider of messaging solutions, and is a director of several privately-held companies. Mr. Klein holds a BS degree in electrical engineering and biomedical engineering from the University of Southern California.

Ian R. Halifax joined Wind River as its Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary in February 2007. From January 2005 until February of 2006, Mr. Halifax served as Chief Financial Officer of Micromuse Inc., a provider of business and service assurance solutions to telecommunications companies, financial organizations and governmental institutions worldwide. Following IBM Corporation’s acquisition of Micromuse in February 2006, Mr. Halifax served as a transition executive in IBM’s Tivoli Software unit until he joined Wind River. From October 1999 to January 2005, he was Chief Financial Officer and Secretary at Macrovision Corporation, a developer and licensor of copy protection, electronic licensing and digital rights management technologies. Mr. Halifax is a Certified Public Accountant and a Certified Management Accountant. He holds a BA degree in English and Related Literature from University of York in the United Kingdom and an MBA in Finance from Henley Management College, Oxfordshire, UK.

Barry Mainz was appointed our Chief Operating Officer in February 2007. Mr. Mainz joined Wind River in June 2005 as our Vice President, Worldwide Customer Service, and from July 2005, acted as the Company’s Vice President, Worldwide Customer Operations. From 1999 until he joined Wind River, Mr. Mainz served as Vice President, Corporate Sales Division, for Mercury Interactive Corporation. Mr. Mainz holds a BA degree in Communications from San Francisco State University.

John J. Bruggeman joined Wind River in February 2004 and currently serves as Vice President of Worldwide Marketing and Chief Marketing Officer. From May 2002 until January 2004, Mr. Bruggeman was Vice President of Marketing at Mercury Interactive Corporation, a software company focused on business technology optimization. Mr. Bruggeman earned a BS degree in Statistics and Computer Science from San Jose State University and an MS degree in Mathematics from the University of Connecticut.

Jane E. Bone has served as our Chief Accounting Officer since February 2007. Prior to her appointment as CAO, she served as the Company’s Corporate Controller since 2000 and, in addition, as Vice President, Finance, since 2005. Ms. Bone joined Wind River as part of its acquisition in February 2000 of Integrated Systems, Inc., where she spent three years serving as the European and International Controller. She has also held positions in the United States and the United Kingdom at Deloitte Haskins & Sells and Coopers & Lybrand LLP. Ms. Bone earned a BS (Econ.) Hons. in Accounting degree in from University of Hull, United Kingdom.

Scot K. Morrison is Senior Vice President of Engineering at Wind River and has previously held other management positions at Wind River including Vice President and General Manager of several different business units. Mr. Morrison joined Wind River as part of its acquisition of Integrated Systems, Inc. in February 2000. Mr. Morrison earned his Bachelor of Applied Science degree in Engineering from the University of Toronto, as well as his master’s degree at the Massachusetts Institute of Technology, specializing in control systems.

Vincent Rerolle joined Wind River in November 2006 as our Vice President of Corporate Development and Strategy, where he oversees mergers and acquisitions, strategic partnerships and alliances. From 2001 until he joined Wind River, Mr. Rerolle was Vice President of Corporate Development at Mercury Interactive Corporation, where he was responsible for mergers and acquisitions, business development and technology alliances. Mr. Rerolle has also held various management positions at Citadon, McKinsey, Vivendi and Sagem, in the United States, France and Australia. He holds a BS degree in engineering from ENST Paris and an MBA from INSEAD.

Financial Information about Segments and Geographic Areas

For financial information regarding segments and geographic areas, see Note 14, “Segment and Geographic Information” in the Notes to Consolidated Financial Statements, filed as part of this Annual Report.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

If we do not continue to address new and rapidly changing markets and increasingly complex technologies successfully, to deliver our products on a timely basis, and to offer products that are attractive to our customers, our revenues and operating results will decline.

The Device Software Optimization market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. In addition, customers developing different types of devices require different product offerings, features and functionality. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. Also, we have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. If we fail to commercially release new products on a regular basis, our financial performance could suffer. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, or if the new products we develop are not attractive to our customers, sales of our products could decline.

Our mix of licensing models impacts the timing of our reported revenues; and our inability to accurately manage the volume of business expected for each licensing model could increase fluctuations in our revenue and financial results.

Because we license our development products primarily under two business models that recognize revenue differently, the rate of adoption of license models by our customers impacts the timing of our reported revenues. Under the enterprise license model, revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues are affected by the selection of license model type by our customers. There is a risk that we will not be able to continue or increase our rate of adoption to both our subscription-based and perpetual-based license model, or that we may choose to focus our sales efforts and resources on particular, significant perpetual or subscription license opportunities that may or may not result in a sale. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. If we are unable to manage the rate of adoption of our license models by our customers at any time, our business, results of operations and financial condition would be negatively affected.

In addition, although our enterprise licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the term. There is a further risk that the more complex and time consuming negotiations for enterprise licenses may affect our ability to close such transactions, and that customers who purchase enterprise licenses may spend less in the aggregate over the term of the enterprise license than if they had been required to purchase perpetual licenses. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the subscription licensing rate is higher than we expect, we may experience a greater decline in near-term revenues, as well as an increase in deferred revenues.

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

We have adopted an open-source strategy and have released products based on open-source software that may not be successfully adopted or may not generate profits.

We offer products that are based on open-source software, including stand-alone development tool products for use with open-source software components and platform products that are distributed with open-source software components. We cannot be certain whether these or any future open-source product offerings will be successfully adopted by new and current customers. Characteristically, open-source software is subject to license terms requiring that the underlying source code be released to the general public, and the most significant open-source software licenses also extend that requirement to derivatives and modifications of the open-source software. Because access to source code can reveal internal software logic and other valuable trade secrets, and can enable end-users to independently make modifications to the software, some of our customers may resist incorporating open-source software into their own products. In addition, if the informal communities of independent third-party software programmers that develop and support open-source software fail to adequately further develop and enhance open-source technologies in a manner that continues to satisfy customer demand, the development and adoption of these technologies could be stifled and our products could become less competitive.

Additionally, even if our open-source products are adopted by our customers, they may not be profitable. Our open-source strategy requires us to develop and effectively market products and services to be used in connection with open-source software that is otherwise publicly available. There can be no assurance that our customers will determine that our open-source products offer a compelling value proposition, or they may decide they do not wish to be subject to license terms for open-source code themselves. Very few open-source software companies have been profitable, and we may not be able to generate profits on our Linux-based offerings.

While we pursue our open-source strategy, we simultaneously continue to offer proprietary software products to the marketplace. If the informal developer communities comprising the open-source software movement adopt a negative position toward our overall company strategy and as a result cease their support of open-source software that we distribute with our products, this disruption in our relationship with the open-source software community could adversely affect our ability to effectively provide open-source products. Alternatively, it is possible that these efforts to coexist with the open-source software movement could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. Additionally, customers may defer orders in anticipation of our new products. If any of these events were to occur, our revenues and earnings could be adversely affected.

Our open-source products may subject us to increased legal risks.

As our products that are distributed with open-source software components are increasingly adopted (and as we expand our portfolio of products both through internal development and acquisition of technology, such as that acquired from Interpeak and FSMLabs), we face heightened legal risks that could affect our future ability to develop or sell our open-source products.

We distribute open-source software with (and in some cases incorporate open-source software into) our products, including certain open-source software components subject to the GNU General Public License (GPL).

Distributing or combining open-source software with or into our products creates some risk that the GPL (or other applicable open-source software license) will be interpreted in a manner that could impose unanticipated conditions or restrictions on our products, including a requirement to disclose our own products in source code form. We take steps to ensure that proprietary software that we do not wish to disclose in source code form is not distributed or combined with open-source software in ways that would require such proprietary software to be made subject to an open-source software license. However, few courts have interpreted open-source software licenses, and the manner in which these licenses may be interpreted and enforced remains uncertain. With the growth in our professional services and engineering efforts related to open source software, we may become increasingly vulnerable to third-party allegations that our own development efforts or technology that we consider to be proprietary have resulted in allegedly infringing work or work that has unintentionally become subject to open-source obligations.

Our open-source strategy may also make us increasingly vulnerable to claims that our products infringe third-party intellectual property rights, as many of the open-source software components we may distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control and who therefore may have engaged in infringing acts while developing the open-source software without our knowledge. This risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business.

In addition, the enforceability of the GPL and other open-source licenses may affect the success of our open-source business. The GPL states that any program licensed under it may be liberally copied, modified and distributed. The GPL is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that this court would hold the GPL to be unenforceable in that litigation, that the GPL or other open-source license could be found to be unenforceable in a separate legal challenge, or that someone could assert a claim for proprietary rights in a program developed and distributed under them. If an open-source license that applies to the licensing of components of our open-source products is found to be partially or completely unenforceable, or if there are claims of infringement, we could be required to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis. An adverse legal decision affecting our intellectual property could materially harm our business.

Uncertainty regarding the legal risks related to open-source software components could affect sales of our open-source products generally. Finally, as a result of legal concerns about open-source software, we are facing increased pressure from our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties related to open-source software. We have, in limited circumstances, provided additional indemnification related to our open-source products. Our financial condition and results of operations may be adversely affected if we have to indemnify our customers from the liabilities posed by open-source software.

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

Our primary competition comes from internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems, making acceptance of our products as a replacement more difficult. Additionally, many of these in-house departments may increasingly choose to use open-source software, such as the Linux operating system. We also compete with independent software vendors and, to a limited extent, with open-source software vendors. Some of the companies that develop device systems in-house and some of these independent software vendors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we do.

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Adoption of our open-source strategy increases this risk in part because many of the open-source software components that we may incorporate into or distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

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

Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. As an example, as we continue to conduct development work relating to our open-source business, it is possible that our intellectual property rights in derivative works that we choose to develop under the GPL or other open-source licenses may be infringed, and that as a result we may need to bring our own claim against third parties. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

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

Any of these events, regionally and as a whole, could reduce our international sales and increase our costs of doing business internationally and have a material adverse effect on our gross profit and net operating results.

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

If we lose key personnel or are unable to hire additional qualified personnel, our business may be harmed.

Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and on the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. In addition, our past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell our products.

In addition, companies in the software industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices or that there will be inappropriate disclosure of confidential or proprietary information. We may be subject to such claims in the future as we seek to hire additional qualified personnel. Such claims could result in material litigation. As a result, we could incur substantial costs in defending against these claims, regardless of their merits, and be subject to additional restrictions if any such litigation is not resolved in our favor.

Changes to existing accounting pronouncements or taxation rules or practices may cause adverse revenue fluctuations and affect our results of operations or how we conduct our business.

On February 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and are now required to measure and record compensation costs for all stock-based compensation, including our stock options and employee stock purchase plan, at fair value. The adoption of SFAS 123R has had and will continue to have a material adverse impact on our gross profit, income (loss) from operations, net income (loss), and our net income (loss) per share by decreasing our income or creating a loss by the additional amount of such stock compensation charges. Also, a change in any other accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-element transactions, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. We believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended; however, more complex, multi-element transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S., we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

Business interruptions could adversely affect our business.

Wind River’s operations and the operations of its vendors and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. For example, a substantial portion of Wind River’s facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We do not carry earthquake insurance and we have not set aside funds or reserves to cover such potential earthquake-related losses. In the event that a material business interruption occurs that affects Wind River or our vendors or customers, shipments could be delayed and our business and financial results could be harmed.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the fiscal year 2007, our stock had an intra-day high sales price of $15.71 and an intra-day low sales price of $7.85, and during fiscal year 2006, our stock had an intra-day high sales price of $17.68 and an intra-day low sales price of $11.04. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

Provisions in our charter documents, customer agreements, and Delaware law could prevent or delay a change in control of Wind River, which could hinder stockholders’ ability to receive a premium for our stock.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or consolidation that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent; and

•	requiring super-majority voting to effect amendments to certain provisions of Wind River’s certificate of incorporation and bylaws.

Certain provisions of Delaware law also may discourage, delay, or prevent someone from acquiring or merging with us, and our agreements with certain of our customers require that we give prior notice of a change of control. Our various anti-takeover provisions could prevent or delay a change in control of the Company, which could hinder stockholders’ ability to receive a premium for our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also lease a number of sales, services, customer training, manufacturing, and research and development offices for current use consisting of approximately 331,000 square feet in various locations in North America, EMEA, Japan and the Asia Pacific region. We believe that our facilities are adequate to meet our current and anticipated business needs.

ITEM 3.	LEGAL PROCEEDINGS

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for June 21, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether, if the fourth action is consolidated, to appoint additional co-lead counsel in the consolidated action. The Company is due to respond to the complaint in the consolidated actions and the complaint in Case Number RG07310636 on May 11, 2007.

The Court has not set a trial date in either action, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

Other Litigation

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights and employee claims. Management believes the outcome of our outstanding legal proceedings, claims and litigation will not have a material adverse effect on our business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on The NASDAQ Global Select Market under the symbol WIND. As of April 18, 2007, there were approximately 606 stockholders of record of our common stock. The following table sets forth the intra-day low and high sales prices of our common stock on the NASDAQ Global Select Market for the quarters indicated:

	Low	High
Fiscal 2006
First quarter ended April 30, 2005	$12.51	$16.34
Second quarter ended July 31, 2005	12.73	17.68
Third quarter ended October 31, 2005	11.04	17.60
Fourth quarter ended January 31, 2006	12.16	16.00

Fiscal 2007
First quarter ended April 30, 2006	$11.09	$15.71
Second quarter ended July 31, 2006	7.85	11.56
Third quarter ended October 31, 2006	7.95	11.51
Fourth quarter ended January 31, 2007	9.65	11.94

Dividend Policy

We have not paid cash dividends on our common stock to date. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended January 31, 2007.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of our outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million. Repurchased shares were recorded as treasury stock on a last-in, first-out basis. All repurchases were made on The NASDAQ Global Select Market at prevailing open market prices using existing cash, cash equivalents and investment balances. As of January 31, 2007, $6.5 million of our outstanding common stock remained available for repurchase under the 2002 Repurchase Plan. From March 29, 2007 through April 13, 2007, we repurchased 652,000 shares of our common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. During each of the fiscal years 2007, 2006 and 2005, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans as of January 31, 2007. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2007, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	10,477,789	(1)	$11.74	3,946,923
Equity compensation plan not approved by security holders	5,501,568		$9.33	—

Total	15,979,357		$10.91	3,946,923

(1)	Excludes outstanding options to purchase an aggregate of 312,915 shares with a weighted average exercise price of $12.40, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., and Rapid Logic, Inc.

The equity compensation plans not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 11, “Stock-Based Compensation Plans” in Notes to Consolidated Financial Statements filed as part of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and with the Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K.

	Years Ended January 31,
	2007		2006		2005	2004	2003
						As Restated (4)	As Restated (4)
	(In thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$285,298		$266,323		$235,400	$204,119	$249,121
Income (loss) from operations	(5,377)		23,885		12,681	(25,231)	(98,994	)(3)
Net income (loss)	573	(1)	29,295	(2)	8,165	(24,960)	(107,382)
Net income (loss) per share:
Basic	0.01		0.35		0.10	(0.31)	(1.36)
Diluted	0.01		0.33		0.09	(0.31)	(1.36)

	January 31,
	2007		2006		2005	2004	2003
	(In thousands)
BALANCE SHEET
Working capital	$45,624		$19,290		$13,413	$27,220	$29,430
Total assets	498,565		483,244		452,254	502,552	490,454
Convertible subordinated notes, excluding current portion, and other long-term obligations (5)	2,898		2,420		76,543	191,468	151,019
Stockholders’ equity	324,134		303,447		255,945	233,016	251,925

(1)	Net income and net income per share include stock-based compensation expense of $22.5 million related to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006 and restricted stock awards issued in the Interpeak acquisition. See Note 10, “Common Stock,” and Note 11, “Stock-based Compensation Plans,” in the Notes to Consolidated Financial Statements filed as part of this Annual Report for further details. Also included in net income and net income per share is the release of certain international deferred tax valuation allowances totaling approximately $2.8 million.
(2)	Net income and net income per share include the release of certain international deferred tax valuation allowances of $6.8 million.
(3)	Loss from operations includes amortization of purchased and other intangibles of $10.5 million, impairment of purchased intangibles of $4.3 million and restructuring costs of $32.7 million.
(4)	Net loss and net loss per share include stock-based compensation expense of $396,000 and $518,000, net of tax, for fiscal year 2004 and 2003, respectively, related to the voluntary review of the Company’s historical stock option granting practices and the related accounting. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements filed as part of this Annual Report for further details.
(5)	See Note 7, “Convertible Subordinated Notes and Other Borrowings,” in the Notes to Consolidated Financial Statements filed as part of this Annual Report for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Operating and Financial Metrics

Members of our senior management team regularly review key operating and financial metrics such as net revenues, earnings per share, operating cash flows and net change in deferred revenues. These metrics allow management to monitor the robustness and profitability of our business and to evaluate any necessary areas for investment or, in contrast, for improved efficiencies and effectiveness.

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

Our subscription-based enterprise license model has been offered to customers since November 2002. This model includes subscription-based development licenses that are typically one year in duration, although some licenses extend to periods greater than one year. Subscription-based enterprise licenses eliminate the more traditional “project” and “site” restrictions on the use of our products. At the end of the subscription period, the customer’s right to develop using Wind River Platforms or tools expires unless renewed. Most subscription-based enterprise licenses (i) have an initial duration of one year, with optional annual renewals, (ii) include payment terms for the full cost of the annual subscription within 30-60 days after entering into the enterprise license agreement and (iii) include production license reporting once a customer makes a commercial release of a device that incorporates our products. During fiscal 2007, 2006 and 2005, some customers entered into multi-year license agreements with us. These agreements generally included payment terms for the full cost of the multi-year subscription within 30-90 days after entering into the enterprise licensing agreement.

We also license our software under project-based perpetual licenses. Under this model, our customers pay an up-front, development license fee together with an annual maintenance fee that is based on a fixed percentage of the total licensing fees. For device software products, the customer typically also pays an additional per-unit, per-project production-license fee based on the number of copies of our operating system software that are included in final manufactured devices. The terms of the perpetual license for our software restrict the customer’s use to a specific project, such as a line of printers or digital cameras and, as a result, any software licenses or prepaid production license fees can generally only be used on that specific project.

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

Due to the fact that a significant portion of our business is sold under the subscription-based enterprise licensing model, our reported revenue in a given quarter does not necessarily reflect our level of business activity. Under the subscription-based enterprise license model, revenue is recognized ratably over the subscription period. By contrast, under applicable accounting rules for a perpetual license, the majority of license revenue is required to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of maintenance to be deferred and recognized subsequently over the maintenance period. Therefore, an order for an enterprise license will result in lower current-quarter revenue than an equal-sized order for a perpetual license, but will result in increased deferred revenue compared to the perpetual license. We expect customers to continue to migrate from perpetual licensing to enterprise licensing in the current year and this may impact the timing of our reported revenues. The mix of enterprise licensing orders and perpetual orders in any given quarter can vary and may consequently also have an impact on that quarter’s reported revenues.

Recent Operating Results

During fiscal 2007, we continued to grow revenue and deferred revenue while improving our cash flow from operations. Growth in revenue and deferred revenue was primarily driven by an increase in our subscription-based enterprise licensing business arising from additional focus on our Device Software Optimization strategy and an improvement in the overall economy.

Our total revenues were $285.3 million in fiscal 2007 compared to $266.3 million in fiscal 2006, an increase of $19.0 million or 7% and increased by $30.9 million or 13% in fiscal 2006 over revenues of $235.4 million in fiscal 2005. Our net income was $573,000 or $0.01 per fully diluted share in fiscal 2007. Our net income in fiscal 2006 was $29.3 million or $0.33 per fully diluted share and our net income in fiscal 2005 was $8.2 million, or $0.09 per fully diluted share.

Our total deferred revenue has increased by 29% to $127.0 million at January 31, 2007 from $98.3 million at January 31, 2006, and by 27% at January 31, 2006 from $77.1 million at January 31, 2005, primarily as a result of continued increases in sales of our subscription-based enterprise license products. Short-term deferred revenues have increased by 33% to $112.2 million at January 31, 2007 from $84.5 million at January 31, 2006. Of the total deferred revenue balance at January 31, 2007, $14.9 million relates to deferred revenue classified as long-term. This deferred revenue relates to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flows from operations of $55.7 million in fiscal 2007 compared to $49.3 million in fiscal 2006 and $40.4 million in fiscal 2005. During fiscal 2007, we settled the $42.2 million remaining balance of our 3.75% convertible subordinated notes on the maturity date using existing cash, cash equivalents and investment funds. In fiscal 2007, we also repurchased 1.5 million shares of our common stock for an aggregate market price of $13.9 million.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning February 1, 2006. Accordingly, during the fiscal year 2007, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for fiscal year 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for fiscal year 2007 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The computation of expected lives for fiscal year 2007, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The ranges provided for fiscal year 2007 result from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes the stock-based compensation expense recognized for stock options, our employee stock purchase plan and restricted stock awards (in thousands):

	Years Ended January 31,
	2007	2006	2005
Cost of revenues	$2,322	$—	$—
Selling and marketing expenses	5,648	—	—
Product development and engineering expenses (1)	5,405	—	—
General and administrative expenses	9,122	—	—

Total stock-based compensation expense	$22,497	$—	$—

(1)	For fiscal year 2007, stock-based compensation expense of $2.1 million, consisting of restricted stock awards issued in the Interpeak acquisition, is included within product development and engineering expenses.

Impact of Stock Option Review

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

As a result of revising the accounting measurement dates for these stock option grants, we identified errors totaling approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. The impact of these errors, net of tax was $146,000, $270,000, $576,000, $616,000, $526,000, $588,000, $1.5 million, $1.6 million, $518,000, and $396,000 for fiscal year 1995 through fiscal year 2004, respectively. While these errors were not material to any previously filed financial statements, we concluded that correcting the aggregate error of approximately $6.8 million would be material to our consolidated statements of operations for fiscal year 2007, and accordingly, prior period accumulated deficit and additional paid-in-capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-K. Additional paid-in-capital and accumulated deficit were adjusted as of January 31, 2004, 2005 and 2006 as follows (in thousands):

	January 31, 2004		January 31, 2005		January 31, 2006
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid-in-capital	$753,257	$760,049	$769,953	$776,745	$791,709	$798,501
Accumulated deficit	$(485,124)	$(491,916)	$(476,500)	$(483,292)	$(447,205)	$(453,997)

In addition, deferred tax assets related to certain net operating losses resulting from the exercise of employee stock options were reduced by $11.6 million as a result of the loss of deductions under Section 162(m) of the IRC for fiscal years 1997 through 2001. These deferred tax assets had previously been fully reserved by a valuation allowance. Accordingly, we have restated our deferred tax assets relating to net operating losses and the associated valuation allowance at January 31, 2006 to reflect this adjustment.

Recent Developments

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

On March 20, 2007, the contractual restrictions imposed on the 192,367 shares of Wind River common stock issued to certain founders of Interpeak in connection with the acquisition of Interpeak lapsed in accordance with their terms. However, the shares remain subject to applicable securities laws and may not be sold, transferred, assigned, pledged or hypothecated except in accordance with the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration thereunder.

As discussed in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” our 2002 Repurchase Plan authorized the purchase of $30.0 million of our common stock, of which $6.5 million remained available for repurchase as of January 31, 2007. From March 29, 2007 through April 13, 2007, we repurchased 652,000 shares of our common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan.

Acquisitions

In March 2006, we acquired Interpeak AB (“Interpeak”), a privately held Swedish company, for approximately $18.6 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak provides networking, security, and mobility middleware software that enables devices to connect to the internet, which will deepen and broaden our product offerings. We accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141 the total consideration was allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

The following table reflects the allocation of the total purchase price of $18.6 million as of the date of purchase (in thousands):

Net current assets	$548
Property and equipment	15
Deferred tax asset	995
Developed technology	1,400
Core technology	700
Maintenance contracts	500
Direct customer relationships	200
Distribution agreements	200
Goodwill	14,885
Deferred tax liability	(840)

Total purchase price	$18,603

In performing the purchase price allocation of acquired intangible assets, we considered our intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of

Interpeak, amongst other factors. We used the income valuation approach in determining fair value using discount rates of 20% to 22%. The goodwill of $14.9 million represents our assigned value for the long-term potential of the integration of Interpeak into our overall product strategy. The estimated useful economic lives of the identifiable intangible assets acquired in the Interpeak acquisition are three years for the developed and core technology and the distribution agreements, five years for the direct customer relationships and four years for the maintenance contracts.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The application of U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

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

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments.

We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended (“SOP 97-2”); SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”); Emerging Issues Task Force (“EITF”) Issue No. 00-21 Revenue Arrangements with Multiple Deliverables; and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”). We recognize revenues when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collection is determined to be probable. For arrangements with multiple elements, we recognize revenue when vendor-specific objective evidence (“VSOE”) exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. These criteria are further defined as follows:

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

In the case where we execute more than one contract or agreement with a single customer we evaluate each to determine whether the separate contracts or agreements should be viewed as one multiple-element arrangement. Where the determination of a multiple-element arrangement is made, we recognize revenue only if sufficient VSOE exists to allocate revenue to the various elements of the arrangement or at the point when all elements have been delivered.

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

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. We must assess whether the fee associated with a revenue transaction is fixed or determinable, whether or not collection is probable, whether VSOE exists for all elements of a transaction or multiple-element arrangement and the related revenue recognition impact of this and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Estimating sales returns and other allowances, and allowance for doubtful accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result. The provision for sales returns and other allowances was $2.2 million and $2.8 million at January 31, 2007 and 2006, respectively. The provision represents 0.8% and 1.0% as a percentage of net revenues, for fiscal years 2007 and 2006, respectively.

Similarly, management makes estimates of the non-collectibility of accounts receivables, specifically analyzing accounts receivable and historical bad debts, geographic concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. The allowance for doubtful accounts was $1.1 million and $1.5 million at January 31, 2007 and 2006, respectively. The allowance represents 1.4% and 2.1% as a percentage of gross accounts receivable, as at January 31, 2007 and 2006, respectively. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a summary of activities during the years reported.

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

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We currently operate as one segment and have one reporting unit. The primary methods used to determine the fair value of goodwill for impairment purposes were the income and market approaches. The assumptions supporting the income approach, including the discount rate, which was assumed to be 14% for both fiscal 2007 and fiscal 2006 and 17% for fiscal 2005, were determined using our best estimates as of the date of the impairment review. Goodwill was $108.4 million at January 31, 2007 and $91.8 million at January 31, 2006 and purchased intangibles, net, were $3.7 million and $1.9 million at January 31, 2007 and 2006, respectively.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. A significant portion of our long-lived assets, including goodwill, are located in North America.

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

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. In addition for year ended January 31, 2007, we realized benefits of $100,000 arising from the release of tax reserves upon the expiration of the statute of limitation in a foreign jurisdiction. During the years ended January 31, 2007, 2006 and 2005, we realized benefits of $12,000, $223,000 and $1.0 million, respectively, arising from the final assessment of foreign tax audits. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have recorded a deferred tax asset of $8.5 million and $6.2 million, related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets at January 31, 2007 and 2006, respectively.

Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with SFAS 109 to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment. Following our analyses, in fiscal 2007 we released our valuation allowance against our deferred tax assets in the United Kingdom and in fiscal 2006 we released our valuation allowance against our deferred tax assets in Austria, Canada, Sweden, Israel and released part of our valuation allowance in Japan. The release of these valuation allowances caused an incremental tax benefit of $2.8 million and $6.8 million to be recognized in fiscal 2007 and 2006, respectively. The valuation allowance at January 31, 2007 is $57.6 million and relates primarily to deferred tax assets held in the US. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis.

Stock-based Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning February 1, 2006. Accordingly, during the fiscal year 2007, we recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for fiscal year 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior. The adoption of the standard had a material impact on our consolidated financial position and results of operations.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for fiscal year 2007 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. We believe that using a combination of historical and market-based implied volatility from traded options on our common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. The computation of expected lives for fiscal year 2007, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The ranges provided for fiscal year 2007 result from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The application of SFAS 123R is very complex and requires reliance on significant management assumptions, judgments and estimates, including volatility, expected term and forfeiture rates. The application of different assumptions, judgments or estimates could have a significant impact on our consolidated financial statements. See Note 11, “Stock-based Compensation Plans,” in the Notes to Consolidated Financial Statements for additional information regarding these assumptions.

Results of Operations for the Years Ended January 31, 2007, 2006 and 2005

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues, in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model, and from sales of our hardware. Subscription revenues consist of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. The table below sets fort a summary of our revenue during the fiscal years 2007, 2006 and 2005:

	Years Ended January 31,			Percentage of Total Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
Product revenues	$115,105	$126,971	$123,298	40%	48%	52%
Subscription revenues	99,360	73,976	48,960	35	28	21
Service revenues	70,833	65,376	63,142	25	24	27

Total revenues, net	$285,298	$266,323	$235,400	100%	100%	100%

Total revenues increased 7% in fiscal 2007 compared to fiscal 2006 and increased 13% in fiscal 2006 compared to fiscal 2005. The increase in total revenues in fiscal 2007 compared to 2006 was primarily due to increased subscription and service revenues earned, partially offset by a reduction in our product revenues. The increase in total revenues in fiscal 2006 compared to 2005 was primarily due to increased subscription revenues earned under our enterprise licensing model.

Our product revenues have been affected by a decline in our perpetual license revenues as a result of the continued customer adoption of our subscription-based development licenses. Fees from the subscription-based licenses are recorded in deferred revenue and are recognized ratably as subscription revenue over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. While the continued customer adoption of our subscription-based development licenses has impacted our product revenues, our deferred revenues grew by $28.8 million from $98.3 million at January 31, 2006 to $127.0 million at January 31, 2007. Our service revenues, in particular maintenance revenues, have also been affected by the continued increase in adoption of our subscription-based development licenses due to the fact that support services under the enterprise licensing model are recorded as subscription revenues, rather than service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues    Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
Perpetual license revenues	$37,669	$44,462	$51,605	13%	17%	22%
Production license revenues	77,436	82,509	71,693	27	31	30

Total product revenues	$115,105	$126,971	$123,298	40%	48%	52%

Perpetual license revenues declined 15% or $6.8 million in fiscal 2007 compared to fiscal 2006 and declined 14% or $7.1 million in fiscal 2006 compared to fiscal 2005. Perpetual license revenues have sequentially decreased as a percentage of revenue in fiscal 2007, 2006 and 2005 due primarily to the continued customer adoption of our subscription-based Wind River Platforms, which are accounted for as subscription revenues, and were partially offset by incremental revenues of approximately $3.7 million from the Interpeak acquisition. We expect perpetual license and hardware revenues to be relatively flat during fiscal 2008.

Production license revenues decreased 6% or $5.1 million in fiscal 2007 compared to fiscal 2006 and increased 15% or $10.8 million in fiscal 2006 compared to fiscal 2005. The decrease in fiscal 2007 from fiscal 2006 was due to lower revenues derived from our license compliance programs, together with declines in revenues from production licenses related to legacy products. The increase in fiscal 2006 compared to fiscal 2005 resulted primarily from the growing networking and consumer devices segments, further improvement in our execution of our license compliance program, which includes increased monitoring of customer license compliance and improvement in our customers’ own quarterly reporting processes. We expect production license revenues to be relatively flat in absolute dollars in fiscal 2008.

Subscription Revenues    Subscription revenues increased 34% or $25.4 million in fiscal 2007 compared to fiscal 2006 and increased 51% or $25.0 million in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2007 from fiscal 2006 resulted primarily from the increasing volume of our subscription business. The significant increase in fiscal 2006 from fiscal 2005 was due primarily to the continued transition of a number of our customers from our traditional perpetual licensing model to our Wind River Platforms under our subscription model, and increasing volumes of subscription business with these customers. We expect subscription revenues to continue to increase in absolute dollars in fiscal 2008.

Service Revenues    Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
Maintenance revenues	$31,066	$33,241	$38,264	11%	12%	16%
Other service revenues	39,767	32,135	24,878	14	12	11

Total service revenues	$70,833	$65,376	$63,142	25%	24%	27%

Maintenance revenues declined 7% or $2.2 million in fiscal 2007 compared to fiscal 2006, and declined 13% or $5.0 million in fiscal 2006 compared to fiscal 2005. The decline in both fiscal 2007 and 2006 was primarily due to the continued customer adoption of our subscription-based Wind River Platforms, which include maintenance as a part of the subscription fee and are recognized as subscription revenue. We expect maintenance revenues will continue to decline slightly as customers increasingly adopt our subscription licensing model.

Other service revenues, which consist of professional services and training, increased 24% or $7.6 million in fiscal 2007 compared to fiscal 2006 and increased 29% or $7.3 million in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2007 as compared to fiscal 2006 was primarily due to leading edge technology projects during fiscal 2007, particularly in the aerospace and defense, as well as the consumer sectors. The increase in fiscal 2006 as compared to fiscal 2005 was primarily due to increased demand in our digital consumer market in fiscal 2006. During fiscal years 2007, 2006 and 2005, we generated $9.3 million, $9.7 million, and $6.0 million, respectively, in revenue from fixed-price services contracts. Fixed-price services contracts are generally accounted for under the percentage-of-completion method of accounting. Time-and-materials services contracts are generally recognized as services are performed. We expect overall services revenue to continue to increase in absolute dollars for fiscal 2008.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
North America	$156,521	$147,601	$128,649	55%	55%	55%
EMEA	65,933	61,129	55,665	23	23	24
Japan	36,043	35,961	33,006	13	14	14
Asia Pacific	26,801	21,632	18,080	9	8	7

Total revenues, net	$285,298	$266,323	$235,400	100%	100%	100%

Revenues from international sales increased 8% to $128.8 million in fiscal 2007 from $118.7 million in fiscal 2006 and increased 11% in fiscal 2006 from $106.8 million in fiscal 2005. The overall increase in revenues for fiscal 2007 was primarily due to a 6% increase in revenues from North America, an 8% increase in revenues from EMEA and a 24% increase in revenues from Asia Pacific. International revenues accounted for 45% of total revenues in fiscal 2007, 2006 and 2005.

The increase in international revenues in fiscal 2007 compared to fiscal 2006 was primarily due to an 8% increase in revenues from EMEA and a 24% increase in revenues from Asia Pacific. The increase in international revenues in fiscal 2006 compared to fiscal 2005 was due to a 10% increase in revenues from EMEA, a 9% increase in revenues from Japan, and a 20% increase in revenues from Asia Pacific. The increases in revenues in each geographic area over these periods resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues during fiscal 2007, 2006 or 2005. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen.

As is the case with North America, our international revenues have also been affected by the increasing volume of subscription business, where revenue is recognized ratably over the subscription period as opposed to our perpetual license model where revenue is generally recognized immediately. We expect international sales to continue to represent a significant portion of our revenues, although the percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consisted of the following:

	January 31,		Dollar Change	Percentage Change
	2007	2006
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$73,501	$52,156	$21,345	41%
Maintenance and other	38,660	32,349	6,311	20

Total current deferred revenues	112,161	84,505	27,656	33
Long-term deferred revenues:
Subscription	13,426	13,181	245	2
Maintenance and other	1,442	579	863	149

Total long-term deferred revenues	14,868	13,760	1,108	8

Total deferred revenues	$127,029	$98,265	$28,764	29

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Deferred product revenues primarily include software license transactions that are not separable from consulting services. Revenue for these contracts is recognized as the services are performed.

The growth in subscription deferred revenues results from increasing business activity levels for this business model and the continued customer adoption of our Wind River Platforms enterprise license model. The growth in deferred revenues for maintenance and other during fiscal 2007 relates primarily to additional deferred consulting and product revenue, due to timing differences between customer billings and revenue recognition.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
Product	$2,817	$4,656	$5,747	2%	4%	5%
Subscription	16,549	13,721	11,259	17	19	23
Service	44,407	38,495	32,777	63	59	52
Amortization of purchased intangibles	1,154	525	1,646

Total cost of revenues	$64,927	$57,397	$51,429

Gross profit	$220,371	$208,926	$183,971
Gross profit percentage	77%	78%	78%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, was primarily attributable to increased personnel related costs, including stock-based compensation recognized under SFAS 123R, associated with increasing levels of business, particularly service costs, and increased amortization of purchased intangibles.

Cost of Product. Product-related costs of revenues consist primarily of salaries, benefits and stock-based compensation for employees involved in production, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product decreased 39% or $1.8 million in fiscal 2007 as compared to fiscal 2006 and decreased 19% or $1.1 million in fiscal 2006 as compared to fiscal 2005. The decrease in fiscal 2007 in absolute dollars and as a percentage of associated revenues was related primarily to lower personnel costs of $700,000, lower direct production costs of $947,000, and decreased shipping costs of $286,000. The decrease in fiscal 2006 in absolute dollars and as a percentage of associated revenues was due to a decrease in third party royalty costs related primarily to the acquisition of the ScopeTools business unit of RTI in the fourth quarter of fiscal 2005, which eliminated certain royalty expenses following the acquisition and was partially offset by increased hardware costs and manufacturing distribution costs. The decrease in fiscal 2006 as a percentage of associated revenues was also attributable to increased production license revenues, which have only a marginal cost of product.

Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs of revenues consist primarily of salaries, benefits and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars in fiscal 2007 compared to fiscal 2006 and in fiscal 2006 as compared to fiscal 2005. The increase in subscription costs in both years was due primarily to the overall increase in subscription revenues during the periods. In addition, a portion of the increase in fiscal 2007 compared to fiscal 2006 is attributable to stock-based compensation expense of $1.3 million, due to our adoption of SFAS 123R on February 1, 2006. Subscription-related production costs were $6.0 million, $5.6 million and $4.5 million during fiscal 2007, 2006 and 2005, respectively. Subscription-related maintenance and support services costs were $8.8 million, $7.7 million and $6.8 million during fiscal 2007, 2006 and 2005, respectively. The decreases in cost of subscription revenues as a percentage of subscription revenues in fiscal 2006 compared to fiscal 2005 were primarily related to a lower utilization of support services.

We expect costs of subscriptions to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our Wind River Platforms. Cost of subscriptions may be affected in the future by direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Service. Service-related costs of revenues consist primarily of personnel related costs such as salaries, benefits and stock-based compensation associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of service increased 15% or $5.9 million in fiscal 2007 as compared to fiscal 2006 and 17% or $5.7 million in fiscal 2006 as compared to fiscal 2005. The increase in fiscal 2007 was primarily related to increased compensation costs of $4.5 million, due to increased headcount in the services organization, increased stock-based compensation costs of $931,000, due to our adoption of SFAS 123R on February 1, 2006, and increased costs for facilities and other outside services of $1.3 million, primarily due to increased levels of consulting services business. The increases in fiscal 2007 were partially offset by $1.2 million in additional allocations of gross service costs to cost of subscription due to higher subscription-related maintenance and training revenue. The increase in absolute dollars of cost of service in fiscal 2006 compared to fiscal 2005 was primarily due to an increase in the number of full-time employees and outside consultants for our professional services as a result of the increased level of services business in fiscal 2006. The increase in cost of services as a percentage of associated revenues in both fiscal 2007 and 2006 is attributable to increased costs in the service organization and to a change in product mix as lower margin service and other revenues have increased and higher margin maintenance revenues have decreased, primarily due to our customers’ continued adoption of our subscription-based Wind River Platforms.

We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The increase in amortization in fiscal 2007 compared to fiscal 2006 was primarily due to our acquisition of Interpeak in March 2006. We recorded $3.0 million in other intangible assets as a result of the acquisition, of which, $2.1 million is being amortized to cost of revenue over a weighted-average period of three years. The decrease in amortization of purchased intangibles in fiscal 2006 compared to fiscal 2005 was due to a lower amortizable base of purchased intangible assets. Purchased intangibles, including completed technology, are being amortized over their estimated useful economic lives.

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

	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentages)
Selling and marketing	$112,302	18%	$95,301	6%	$89,758
As a percentage of total revenues	39%		36%		38%

The increase in selling and marketing expenses in fiscal 2007 compared to fiscal 2006 was 17.8% or $17.0 million. The increase was primarily attributable higher employee-related costs of $9.8 million related to increased headcount in the sales organization and increased employee travel and commission expenses due to increased sales. The overall increase also reflects stock-based compensation expense of $5.6 million in fiscal 2007 due to our adoption of SFAS 123R on February 1, 2006. Increased marketing programs of $674,000 also contributed to the overall increase as a result of increased investments in brand enhancing activities.

The increase in selling and marketing expenses in fiscal 2006 compared to fiscal 2005 was 6% or $5.5 million. This increase was primarily attributable to increased employee-related costs, increased travel and entertainment together with increased costs for promotional events partially offset by a decrease in distributor commissions of $1.0 million. The employee-related costs, increased by $3.6 million as compared to fiscal 2005, primarily related to our continued investment in our sales organization. In addition, travel and entertainment and promotional events increased by approximately $1.8 million in aggregate due to increased investments in brand enhancing activities.

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

	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentages)
Product development and engineering	$73,450	12%	$65,550	11%	$59,224
As a percentage of total revenues	26%		25%		25%

The increase in product development and engineering expenses in fiscal 2007 compared to fiscal 2006 was 12% or $7.9 million. This increase was primarily attributable to stock-based compensation expense of $3.3 million due to our adoption of SFAS 123R on February 1, 2006. In addition, we recorded restricted stock expense of $2.1 million in fiscal 2007 related to our acquisition of Interpeak. Due to the fact that the restrictions on the stock will lapse at the end of one-year from the acquisition date, subject to the continued employment of certain former shareholders of Interpeak with us, the total value of the restricted stock is deemed to be compensation expense and not part of the purchase price. As such, the expense is being recorded over the service period of one-year. Lower levels of customer-funded research and development of $1.4 million and increased employee compensation of $1.9 million also contributed to the overall increase in expenses and was partially offset by approximately $951,000 in lower expenses for facility, technology and other costs.

The increase in product development and engineering expenses in fiscal 2006 compared to fiscal 2005 was 11% or $6.3 million. This increase was primarily due to increases in overall expenditures in research and development programs to ensure that our products continue to meet customer demands. During fiscal 2006 compared to fiscal 2005, salaries and related fringe benefits costs increased by approximately $3.0 million due primarily to increased headcount and external consultant costs increased by approximately $1.9 million. In addition, amounts capitalized in relation to software development in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed and cost offset for funded research and development decreased by approximately $3.6 million thereby resulting in an increase in net expense in fiscal 2006 as compared to fiscal 2005. The increases in product development and engineering expenses were partially offset by a decrease in engineering incentive program expense of $1.2 million in addition to certain other cost efficiencies. There were no capitalized software development costs in fiscal years 2007 or 2006.

We expect that product development and engineering expenses in absolute dollars will increase in the short-term as we continue to invest in new product technologies.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities related expenses and external fees for professional services, such as legal and accounting.

	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentages)
General and administrative	$39,896	77%	$22,513	7%	$21,087
As a percentage of total revenues	14%		8%		9%

The increase in general and administrative expenses in fiscal 2007 compared to fiscal 2006 was 77% or $17.4 million. This increase was primarily attributable to stock-based compensation expense of $9.1 million due to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $2.8 million related to increased headcount. Higher tax, legal and accounting fees of $3.3 million and higher outside consulting fees of $2.0 million also contributed to the overall increase and were related predominately to our voluntary internal review of our historical stock option granting practices and certain one-time tax accounting and planning activities.

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

We believe that general and administrative expenses will increase slightly in the short-term. We expect a modest increase in absolute dollars in the long-term, as we invest in worldwide staff and infrastructure in the areas of information systems and finance and administration.

Amortization of Other Intangibles

	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentages)
Amortization of other intangibles	$298	220%	$93	(83)%	$554
As a percentage of total revenues	—%		—%		—%

The increase in amortization in fiscal 2007 compared to fiscal 2006 was primarily due to our acquisition of Interpeak in March 2006. We recorded $3.0 million in other intangible assets as a result of the acquisition, of which, $900,000 is being amortized to operating expenses over a three to five year period. The decrease in amortization of other intangibles for fiscal 2006 compared to 2005 was due to a lower amortizable base of other intangible assets.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, impairment charges and litigation settlements and related remediation efforts.

Restructuring Charges. For fiscal 2007 we recorded a net restructuring reversal of $198,000 and in fiscal 2006 and 2005, we recorded net restructuring charges of $1.3 million and $2.7 million, respectively. In each case, restructuring charges (reversals) have been recorded within operating expenses. Our restructuring liabilities as of January 31, 2004 were initiated prior to our adoption of SFAS 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Our restructuring programs for subsequent fiscal years have been accounted for in accordance with SFAS 146 and SFAS 112.

Our restructuring plans have been based on certain assumptions regarding the optimal cost structure of our business and our ability to support profitable growth in the future. As a result of the headcount reductions, we eliminated an aggregate of 17 employee positions in fiscal 2006 and 58 employee positions in fiscal 2005. No employee positions were eliminated during fiscal 2007.

The following table summarizes our restructuring charges for the years ended, and restructuring liabilities as of, January 31, 2007, 2006 and 2005:

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
	(In thousands)
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	246	406	752	1,404
Cash charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	63	402	434	899
Cash charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	$—	$372	$—	$372

During fiscal 2007, we recorded net restructuring reversals of $198,000, which consisted of adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA. Adjustments and payments in fiscal 2007 were related to our fiscal 2006 restructuring program and no new programs were initiated during the year. The remaining restructuring liability as of January 31, 2007 is included as a component of accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet and is related to a lease obligation on a partially vacated facility. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal 2012.

During fiscal 2006, we undertook limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, we revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation related liabilities originally recorded in fiscal 2003. In addition, we completed a transaction to sublease a portion of our facilities in Swindon, U.K. resulting in a restructuring charge of $446,000 related to the estimated loss from the sublease, net of expected sublease income.

During fiscal 2005, we undertook limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. In addition, we incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Cash payments in fiscal 2005 related primarily to the workforce reduction that was undertaken in fiscal 2005 as well as the payments against the vacated facilities provided for in fiscal 2004. Also, in fiscal 2005, we revised estimates for actual usage in the amount of $446,000 in employee-related items that includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office.

Other Charges. During fiscal 2006, we recorded an impairment charge of $313,000 in accordance with SFAS 144 in connection with leasehold improvements at our Swindon facility in the U.K. During fiscal 2005, we reversed $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003.

Gain on Sale of Asset

	2007	Percentage Change	2006	Percentage Change	2005
	(In thousands, except percentages)
Gain on sale of asset	$—	—%	$—	—%	$(1,982)
As a percentage of total revenues	—%		—%		1%

In fiscal 2005, we sold our Sunnyvale facility and realized a gain of $2.0 million. We had no similar sales in fiscal 2007 or 2006.

Other Income (Expense)

	Years Ended January 31,			Percentage of Total Revenues, net
	2007	2006	2005	2007	2006	2005
	(In thousands, except percentages)
Interest income	$8,896	$6,333	$6,820	3%	2%	3%
Interest expense	(2,162)	(3,057)	(8,511)	(1)	(1)	(4)
Other expense, net	(504)	(1,098)	(574)	—	—	—

Total other income (expense)	$6,230	$2,178	$(2,265)	2%	1%	(1)%

Interest Income. Interest income increased by 40% or $2.6 million in fiscal 2007 compared to fiscal 2006 and declined by 7% or $487,000 in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2007 compared to fiscal 2006 was due to higher invested balances, higher average yields on those balances and lower amortization of bond premium discounts. The decrease in fiscal 2006 compared to fiscal 2005 was primarily due to lower average invested balances that resulted from the repurchase of a portion of our convertible subordinated notes. The average yield for fiscal 2007 was 4.66% as compared to 3.50% for fiscal 2006 and 2.68% for fiscal 2005.

Interest Expense. Interest expense decreased by 29% or $895,000 in fiscal 2007 compared to fiscal 2006 and decreased by 64% or $5.5 million in fiscal 2006 compared to fiscal 2005. We pay interest on our 3.75% convertible subordinated notes semi-annually and record the amortization of certain issuance costs associated with these notes as interest expense. The decreases in fiscal 2007 and fiscal 2006 were primarily related to the lower average outstanding balance of our convertible subordinated notes during the periods. In fiscal 2006 and fiscal 2005, we repurchased $32.8 million and $75.0 million, respectively, of our convertible subordinated notes and as a result, recorded an expense of $401,000 and $1.4 million, respectively, primarily due to acceleration of bond issuance costs. In fiscal 2007, we settled the $42.2 million remaining balance of our convertible subordinated notes on the December 15, 2006 maturity date.

Other Expense, Net. Other expense decreased by 54% in fiscal 2007 as compared to fiscal 2006. During fiscal 2007, other expense consists primarily of sublease income of $245,000 offset by foreign currency losses of $322,000 and investment management fees of $290,000. During fiscal 2006, other income consisted primarily of foreign currency losses and investment management fees.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. As of January 31, 2007, gross unrealized losses totaled $1.1 million. All unrealized losses are due to changes in general market interest rates and bond yields. We expect to realize the full value of all these investments upon their maturity. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. As of January 31, 2007, we determined that none of our investment portfolio was impaired.

Provision For Income Taxes

We had a tax provision of $280,000 in fiscal 2007, a tax benefit of $3.2 million in fiscal 2006, and a tax provision of $2.3 million in fiscal 2005. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. We have recorded deferred tax assets of $8.5 million and $6.2 million as of January 31, 2007 and 2006, respectively. During the years ended January 31, 2007 and 2006, we realized a benefit to tax expense of $2.8 million and $6.8 million, respectively, related to the release of our valuation allowances in certain international jurisdictions. In addition for year ended January 31, 2007, we realized benefits of $100,000 arising from the release of tax reserves upon the expiration of the statute of limitation in a foreign jurisdiction. During the years ended January 31, 2007, 2006 and 2005, we realized a benefit of $12,000, $223,000 and $1.0 million arising from the final assessment of foreign tax audits.

As of January 31, 2007, deferred tax assets of approximately $16.0 million consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in-capital.

Post Close Events

On March 8, 2007, we announced preliminary results for the fiscal year ended January 31, 2007. Subsequent to this announcement, but before the completion of our Form 10-K for fiscal 2007, management determined that it was appropriate to adjust these previously announced results to record additional stock-based compensation and tax expense of $332,000 and $16,000, respectively, which in total caused net income for the fiscal year to decrease by $348,000.

Liquidity and Capital Resources

As of January 31, 2007, we had working capital of approximately $45.6 million, and cash, cash equivalents and investments of approximately $203.0 million, which includes $71.3 million of cash and cash equivalents, $39.0 million of short-term investments and $92.7 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

	Years Ended January 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$55,697	$49,296	$40,383
Net cash provided by investing activities	5,858	4,468	47,352
Net cash used in financing activities	(50,229)	(16,313)	(97,947)

Operating activities primarily include the net income for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In fiscal 2007, our operating activities provided net cash of $55.7 million compared to $49.3 million in fiscal 2006 and $40.4 million in fiscal 2005.

Net cash provided by operating activities for fiscal 2007 consisted of cash provided by operations of $33.7 million resulting from net income of $573,000 and non-cash expenses, primarily related to stock-based compensation and depreciation and amortization of $22.5 million and $11.0 million, respectively. Changes in assets and liabilities provided net cash of $22.0 million, primarily related to an increase in deferred revenues of $27.6 million and an increase in accrued compensation of $3.3 million, partially offset by an increase in accounts receivable of $7.1 million, attributable to our revenue growth, and a decrease in other assets and liabilities of $3.5 million. The increase in our deferred revenues related primarily to increased business levels and to the continued customer adoption of our Wind River Platforms sold under the subscription-based enterprise license model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms, whereas revenue is recognized ratably over the term of the subscription period, typically one year, causing an increase to deferred revenue.

Net cash provided by operating activities for fiscal 2006 consisted of cash provided by operations of $36.5 million resulting from net income of $29.3 million and non-cash expenses, primarily related to depreciation and amortization and stock-based 401(k) employer matching compensation of $9.8 million and $1.7 million, respectively. These items were partially offset by increases in deferred tax assets of $5.6 million related to the release of certain deferred tax valuation allowances in foreign jurisdictions. Changes in assets and liabilities provided net cash of $12.8 million, primarily as a result of an increase in deferred revenues of $23.0 million, partially offset by an increase in accounts receivable of $4.7 million, consistent with our revenue growth, and a decrease in accrued liabilities of $4.4 million, due to timing differences. The increase in our deferred revenues related primarily to the continued customer adoption of our Wind River Platforms sold under the subscription-based enterprise license model.

Net cash provided by operating activities for fiscal 2005 consisted of cash provided by operations of $19.7 million resulting from net income of $8.2 million and non-cash expenses, primarily related to depreciation and amortization, stock-based 401(k) employer matching compensation and a realized loss from repurchase of convertible subordinated notes of $11.1 million, $1.7 million and $1.4 million, respectively. These items were partially offset by a gain on sale of $2.0 million related to the sale of our Sunnyvale facility. Changes in assets and liabilities provided net cash of $20.6 million, primarily as a result of an increase in deferred revenues of $37.0 million, partially offset by an increase in accounts receivable of $16.7 million, attributable to our revenue growth. The increase in our deferred revenues related primarily to the continued customer adoption of our Wind River Platforms sold under the subscription-based enterprise license model.

Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

In fiscal 2007, our investing activities provided net cash of $5.9 million compared to $4.5 million in fiscal 2006 and $47.4 million in fiscal 2005. Investing activities generally relate to the purchase of investments and property and equipment, business acquisitions and changes in restricted investments, partially offset by cash provided from the sale and maturity of investments and sales of assets. Acquisitions of property and equipment totaled $5.2 million, $7.2 million and $5.5 million in fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, we acquired Interpeak for an approximate net cash outlay of $17.9 million. During fiscal 2005 we sold our Sunnyvale facility realizing cash of $11.7 million and purchased the ScopeTools division of RTI for a total cash outlay of approximately $9.1 million. Also during fiscal 2005, $45.2 million of formerly restricted investments held as collateral were released when we repaid a loan facility.

Our financing activities consumed net cash of $50.2 million, $16.3 million and $97.9 million in fiscal 2007, 2006 and 2005 respectively. During fiscal 2007, we expended cash of $42.2 million to settle the remaining balance of our 3.75% convertible subordinated notes, repurchased 1.5 million shares of our common stock for a total cash outlay of $13.9 million and received cash of $5.8 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity. During fiscal 2006, we repurchased

$32.8 million of our outstanding 3.75% convertible subordinated notes for a total cash outlay of $32.8 million, repurchased 408,700 shares of our common stock for a total cash outlay of $5.0 million and received cash of $21.4 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity. During fiscal 2005, we repaid $40.0 million in outstanding borrowings on our loan facility and repurchased $75.0 million of our outstanding 3.75% convertible subordinated notes for a total cash outlay of $75.4 million. Partially offsetting these expenditures for fiscal 2005 was $17.4 million of cash received from issuances of our common stock from employee stock option exercises and employee stock purchase plan activity.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of our outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million. Repurchased shares were recorded as treasury stock on a last-in, first-out basis. All repurchases were made on The NASDAQ Global Select Market at prevailing open market prices using existing cash, cash equivalents and investment balances. As of January 31, 2007, $6.5 million of our outstanding common stock remained available for repurchase under the 2002 Repurchase Plan. From March 29, 2007 through April 13, 2007, we repurchased 652,000 shares of our common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. During each of the fiscal years 2007, 2006 and 2005, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

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

During fiscal 2006, we repurchased an additional $32.8 million of our 3.75% convertible subordinated notes in the open market at an aggregate price of $32.8 million. We expensed $410,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $401,000.

During fiscal 2007, the notes matured and we settled the remaining $42.2 million balance using existing cash, cash equivalents and investment balances.

Contractual Obligations

As of January 31, 2007, our future financial commitments are as set forth in the table below:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases (1)	$15,367	$5,349	$7,887	$2,084	$47

(1)	Inclusive of minimum future sublease income to be received under non-cancelable subleases of approximately $512,000.

Sufficiency of Cash Reserves

We believe that existing cash, cash equivalents and investments, together with cash generated from operations will be sufficient to fund our operating activities, capital expenditures, and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional financing when required in sufficient amounts on terms acceptable to us, our business could suffer.

We currently plan to reinvest our cash generated from operations in new short- and long-term investments, in high-quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions or strategic investments.

Off-Balance Sheet Arrangements

As of January 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on investment positions as of January 31, 2007, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.13% ($184,000), 0.26% ($371,000) and 0.52% ($758,000), respectively, in the market value of our investment portfolio.

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

Foreign Currency Exchange Rate Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of January 31, 2007, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	550	13,500	270,000	7,600	30,500
Rate:	0.5087	0.7742	121.790	1.1875	6.9041
USD Equivalent:	$1,081	$17,438	$2,217	$6,400	$4,418
Maturity Date:	2/28/2007	2/28/2007	2/28/2007	2/28/2007	2/28/2007

We do not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

Our equity price risk related to equity investments is minimal due to the immaterial carrying amounts of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 94.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

WIND RIVER SYSTEMS, INC.:

We have completed integrated audits of Wind River Systems, Inc.’s consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated accumulated deficit and additional paid-in-capital as of January 31, 2004.

Also discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Interpeak AB business (“Interpeak”), which was acquired in the first quarter of fiscal 2007, from its assessment of internal control over financial reporting as of January 31, 2007. We have also excluded Interpeak from our audit of internal control over financial reporting. Interpeak is a wholly-owned subsidiary whose total assets and total revenues represent 4.3% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 1, 2007

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended January 31,
	2007	2006	2005
Revenues, net:
Product	$115,105	$126,971	$123,298
Subscription	99,360	73,976	48,960
Service	70,833	65,376	63,142

Total revenues, net	285,298	266,323	235,400

Cost of revenues (1):
Product	2,817	4,656	5,747
Subscription	16,549	13,721	11,259
Service	44,407	38,495	32,777
Amortization of purchased intangibles	1,154	525	1,646

Total cost of revenues	64,927	57,397	51,429

Gross profit	220,371	208,926	183,971

Operating expenses (1):
Selling and marketing	112,302	95,301	89,758
Product development and engineering	73,450	65,550	59,224
General and administrative	39,896	22,513	21,087
Amortization of other intangibles	298	93	554
Restructuring and other charges (reversals)	(198)	1,584	2,649
Gain on sale of asset	—	—	(1,982)

Total operating expenses	225,748	185,041	171,290

Income (loss) from operations	(5,377)	23,885	12,681
Other income (expense):
Interest income	8,896	6,333	6,820
Interest expense	(2,162)	(3,057)	(8,511)
Other expense, net	(504)	(1,098)	(574)

Total other income (expense), net	6,230	2,178	(2,265)

Income before income taxes	853	26,063	10,416
Provision (benefit) for income taxes	280	(3,232)	2,251

Net income	$573	$29,295	$8,165

Net income per share:
Basic	$0.01	$0.35	$0.10

Diluted	$0.01	$0.33	$0.09

Shares used in per share calculation:
Basic	85,409	84,594	82,181

Diluted	86,725	89,939	86,062

(1)	Costs and expenses for the year ended January 31, 2007 include the impact of the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006. See Note 2 and Note 11 to these consolidated financial statements for additional information.

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31,
	2007	2006
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$71,316	$59,279
Short-term investments	38,959	44,013
Accounts receivable, net	74,763	65,803
Prepaid and other current assets	17,239	13,224

Total current assets	202,277	182,319
Investments	92,704	115,584
Property and equipment, net	74,997	78,514
Goodwill	108,354	91,840
Other intangibles, net	3,721	1,883
Other assets	16,512	13,104

Total assets	$498,565	$483,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,131	$5,674
Accrued and other current liabilities	15,892	12,260
Accrued compensation	20,093	16,190
Income taxes payable	1,376	2,249
Deferred revenues	112,161	84,505
Convertible subordinated notes	—	42,151

Total current liabilities	156,653	163,029
Long-term deferred revenues	14,868	13,760
Other long-term liabilities	2,910	3,008

Total liabilities	174,431	179,797

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 88,481 and 87,632 shares issued as of January 31, 2007 and 2006, respectively; 85,401 and 85,762 shares outstanding as of January 31, 2007 and 2006, respectively	88	88
Additional paid-in-capital	825,570	798,501
Treasury stock, 3,080 and 1,870 shares at cost as of January 31, 2007 and 2006, respectively	(46,233)	(35,466)
Accumulated other comprehensive loss	(1,867)	(5,679)
Accumulated deficit	(453,424)	(453,997)

Total stockholders’ equity	324,134	303,447

Total liabilities and stockholders’ equity	$498,565	$483,244

(1)	See Note 2 to these consolidated financial statements for adjustments to stockholders’ equity.

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$573	$29,295	$8,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	(747)	(335)	(1,631)
Depreciation and amortization	11,043	9,761	11,088
Amortization of bond issuance costs	294	347	983
Non-cash restructuring and other charges	—	313	184
Stock-based compensation expense	22,497	—	—
401(k) common stock match	1,803	1,697	1,661
Realized loss from repurchase of convertible subordinated notes	—	401	1,399
Gain on sale of asset	—	—	(1,982)
Realized loss from sales of available-for-sale securities, net	222	424	202
Deferred income taxes	(1,973)	(5,605)	(682)
Tax benefit from stock plans	—	170	359
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,065)	(4,651)	(16,696)
Accounts payable	1,516	2,397	584
Accrued liabilities	908	(4,420)	(1,329)
Accrued compensation	3,314	(2,620)	3,253
Income taxes payable	(873)	(263)	(412)
Deferred revenues	27,637	23,030	36,972
Other assets and liabilities	(3,452)	(645)	(1,735)

Net cash provided by operating activities	55,697	49,296	40,383

Cash flows from investing activities:
Acquisitions of property and equipment	(5,231)	(7,211)	(5,464)
Dispositions of property and equipment	—	—	11,695
Capitalized software development costs	—	—	(1,521)
Purchase of investments	(67,324)	(50,581)	(186,293)
Sales of investments	2,478	17,405	104,707
Maturities of investments	93,867	44,855	88,126
Acquisition, net of cash acquired	(17,932)	—	(9,065)
Release of restricted investments	—	—	45,167

Net cash provided by investing activities	5,858	4,468	47,352

Cash flows from financing activities:
Issuance of common stock	5,838	21,393	17,403
Repurchase of common stock	(13,878)	(4,995)	—
Repurchases and maturities of convertible subordinated notes	(42,151)	(32,840)	(75,350)
Repayment related to term loan	—	—	(40,000)
Excess tax benefits from stock plans	42	—	—
Bank loan, net of repayments	(80)	129	—

Net cash used in financing activities	(50,229)	(16,313)	(97,947)

Effect of exchange rate changes on cash and cash equivalents	711	(484)	270

Net increase in cash and cash equivalents	12,037	36,967	(9,942)
Cash and cash equivalents at beginning of period	59,279	22,312	32,254

Cash and cash equivalents at end of period	$71,316	$59,279	$22,312

Supplemental cash flow information:
Cash paid for interest	$1,604	$2,458	$7,491
Cash paid for income taxes, net	$2,739	$2,054	$2,641
Cash paid for restructuring	$370	$1,766	$3,978

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid in Capital	Loan to Stockholder	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
			As Restated (1)					As Restated (1)
Balance at January 31, 2004 (as restated)	82,743	$83	$760,049	$(1,872)	(1,936)	$(32,860)	$(468)	$(491,916)	$233,016
Net income	—	—	—	—	—	—	—	8,165	8,165
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(4,545)	—	(4,545)
Currency translation adjustments	—	—	—	—	—	—	(608)	—	(608)

Comprehensive income	—	—	—	—	—	—	—	—	3,012

Common stock issued upon exercise of stock options	2,134	2	14,345	—	—	—	—	—	14,347
Common stock issued under stock purchase plan	55	—	546	—	300	2,051	—	459	3,056
Common stock issued for 401(k) match	155	—	1,661	—	—	—	—	—	1,661
Restricted common stock issued in connection with RTI acquisition	41	—	494	—	—	—	—	—	494
Tax benefit from stock plans	—	—	359	—	—	—	—	—	359
Forgiveness of loan to stockholder	—	—	(709)	1,872	(126)	(1,163)	—	—	—

Balance at January 31, 2005 (as restated)	85,128	85	776,745	—	(1,762)	(31,972)	(5,621)	(483,292)	255,945
Net income	—	—	—	—	—	—	—	29,295	29,295
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	—	(670)	—	(670)
Currency translation adjustments	—	—	—	—	—	—	612	—	612

Comprehensive income	—	—	—	—	—	—	—	—	29,237

Repurchase of common stock	—	—	—	—	(408)	(4,995)	—	—	(4,995)
Common stock issued upon exercise of stock options	2,369	3	17,627	—	—	—	—	—	17,630
Common stock issued under stock purchase plan	14	—	2,262	—	300	1,501	—	—	3,763
Common stock issued for 401(k) match	121	—	1,697	—	—	—	—	—	1,697
Tax benefit from stock plans	—	—	170	—	—	—	—	—	170

Balance at January 31, 2006 (as restated)	87,632	88	798,501	—	(1,870)	(35,466)	(5,679)	(453,997)	303,447
Net income	—	—	—	—	—	—	—	573	573
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	—	1,222	—	1,222
Currency translation adjustments	—	—	—	—	—	—	2,590	—	2,590

Comprehensive income	—	—	—	—	—	—	—	—	4,385

Repurchase of common stock	—	—	—	—	(1,469)	(13,878)	—	—	(13,878)
Common stock issued upon exercise of stock options	486	—	3,854	—	—	—	—	—	3,854
Common stock issued under stock purchase plan	—	—	(1,127)	—	259	3,111	—	—	1,984
Restricted stock issued related to Interpeak acquisition	192	—	2,091	—	—	—	—	—	2,091
Common stock issued for 401(k) match	171	—	1,803	—	—	—	—	—	1,803
Stock-based compensation	—	—	20,406	—	—	—	—	—	20,406
Tax benefit from stock plans	—	—	42	—	—	—	—	—	42

Balance at January 31, 2007	88,481	$88	$825,570	$—	(3,080)	$(46,233)	$(1,867)	$(453,424)	$324,134

(1)	See Note 2 to these consolidated financial statements for adjustments to stockholders’ equity.

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

As a result of revising the accounting measurement dates for these stock option grants, the Company identified errors totaling approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. The impact of these errors, net of tax was $146,000, $270,000, $576,000, $616,000, $526,000, $588,000, $1.5 million, $1.6 million, $518,000, and $396,000 for fiscal year 1995 through fiscal year 2004, respectively. While these errors were not material to any previously filed financial statements, the Company concluded that correcting the aggregate error of approximately $6.8 million would be material to its consolidated statements of operations for fiscal year 2007, and accordingly, prior period accumulated deficit and additional paid-in-capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-K. Additional paid-in-capital and accumulated deficit were adjusted as of January 31, 2004, 2005 and 2006 as follows (in thousands):

	January 31, 2004		January 31, 2005		January 31, 2006
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Additional paid-in-capital	$753,257	$760,049	$769,953	$776,745	$791,709	$798,501
Accumulated deficit	$(485,124)	$(491,916)	$(476,500)	$(483,292)	$(447,205)	$(453,997)

In addition, deferred tax assets related to certain net operating losses resulting from the exercise of employee stock options were reduced by $11.6 million as a result of the loss of deductions under Section 162(m) of the IRC for fiscal years 1997 through 2001. These deferred tax assets had previously been fully reserved by a valuation allowance. Accordingly, the Company has restated its deferred tax assets relating to net operating losses and the associated valuation allowance at January 31, 2006 to reflect this adjustment.

Cash, Cash Equivalents and Investments. Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Wind River accounts for its short- and long-term investments, including marketable equity securities, money market accounts, U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component within stockholders’ equity until disposition or when an other-than-temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other income (expense), net.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in the allowances for doubtful account and sales returns for the periods indicated (in thousands):

	Beginning Balance	Additions Charged/(Credited) to Operations	Write- offs	Ending Balance
January 31, 2007	$4,236	$(747)	$(182)	$3,307
January 31, 2006	$4,762	$(335)	$(191)	$4,236
January 31, 2005	$6,777	$(1,631)	$(384)	$4,762

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2007, 2006 or 2005 or of total accounts receivable as of January 31, 2007 or 2006.

Fair Value of Financial Instruments. Certain of Wind River’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value due to their short maturities. The fair value of the convertible subordinated notes as of January 31, 2006 and forward foreign exchange contracts as of January 31, 2007 and 2006 are based on quoted market prices.

Property and Equipment. Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the assets, which is generally two to four years for software and computer equipment, four to ten years for furniture and equipment and twenty-five to thirty years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease reflecting any renewals reasonably assured on purchase, or useful economic life, whichever is shorter. Gains and losses on disposals of fixed assets are included in results of operations at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and improvements are capitalized, while expenditures for maintenance and repairs are charged to income as incurred.

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

Software Development Costs. Wind River accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is available for general release. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues and cost of subscription revenues. Non-capitalized research and development expenditures are charged to product

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development and engineering in the period incurred. For fiscal 2007 and 2006, we did not have any capitalized software development costs. During fiscal 2005, we incurred product and development and engineering expenses that qualified for capitalization of $1.5 million. Amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2007, 2006 and 2005, were $672,000 $761,000 and $374,000 respectively. As of January 31, 2006, Wind River had capitalized software costs with a net book value of $672,000, which were fully amortized during fiscal 2007.

Goodwill and Purchased Intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer base, technological know-how, trademarks and goodwill. Intangible assets are amortized over their estimated useful lives ranging from one year to seven years on a straight-line basis. Intangible assets are accounted for in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”) and are being amortized in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). For all other intangible assets, Wind River adopted the provisions of SFAS 142 on February 1, 2002, which requires that goodwill be no longer amortized, but continue to be evaluated for impairment. Wind River performs its annual impairment assessment of goodwill during its second fiscal quarter.

Impairment of Long-Lived Assets. Wind River evaluates the recoverability of its property and equipment and intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, Wind River evaluates asset recoverability when an event occurs that may impair recoverability of the asset. Wind River determines the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset and the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, Wind River periodically reviews the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. See Note 3, “Goodwill and Purchased Intangibles.”

Derivative Financial Instruments. Wind River complies with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

Wind River designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. For the years ended January 31, 2007, 2006 and 2005, Wind River did not enter into any hedges that have been designated as effective hedges under SFAS 133.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by entering into additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2007, Wind River had outstanding forward contracts with notional amounts of approximately $31.6 million and the difference between the fair value and carrying value of these contracts was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Revenue Recognition. Wind River recognizes revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under the Company’s perpetual licensing model and from sales of hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments.

Wind River recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended (“SOP 97-2”); SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”); Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition (“SAB 104”). Wind River recognizes revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and collection is determined to be probable. For arrangements with multiple elements, the Company recognizes revenue when vendor-specific objective evidence (“VSOE”) exists for all undelivered elements of the arrangement or at the point when all elements have been delivered. These criteria are further defined as follows:

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its enterprise license model subscriptions ratably over the term of the subscription license agreement. If an agreement includes a specified upgrade, all revenue that would have otherwise been recognized is deferred until the specified upgrade is delivered.

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time delivery has occurred for perpetual licenses and ratably over the term for subscription licenses. Sales to distributors are generally recognized as noted above provided that the Company has evidence of an end user agreement.

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

Service revenues from software maintenance support and update fees are recognized ratably over the contract period, which is typically 12 months. Service revenues from training and consulting are recognized when the services are provided.

In the case where the Company executes more than one contract or agreement with a single customer we evaluate each to determine whether the separate contracts or agreements should be viewed as one multiple-element arrangement. Where the determination of a multiple-element arrangement is made, the Company recognizes revenue only if sufficient VSOE exists to allocate revenue to the various elements of the arrangement or at the point when all elements have been delivered.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. Wind River must assess whether the fee associated with a revenue transaction is fixed or determinable, whether or not collection is probable, whether VSOE exists for all elements of a transaction or multiple-element arrangement and the related revenue recognition impact of this and, for fixed-price contracts, make estimates of costs to complete. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

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

Funded Research and Development. Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $319,000 in fiscal 2007, $1.7 million in fiscal 2006 and $3.8 million in fiscal 2005.

Restructuring Charges. Wind River accounts for the individual components of the restructuring activities as discussed further below.

Wind River has developed and implemented restructuring plans to improve efficiencies across the organization, reduce operating expense, and better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of severance and associated employee termination costs related to the reduction of its workforce, office closures, losses on subleases and for employee litigation as a result of previous restructurings. The employee litigation relates to alleged wrongful termination. These activities have been accounted for primarily in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract (specifically an operating lease) before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. The employee litigation has been accounted for in accordance with SFAS No. 5, Accounting for Contingencies.

In addition, a portion of Wind River’s restructuring costs for fiscal 2006 and 2005 have been accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements No. 5 and 43, (“SFAS 112”). Wind River applied SFAS 112 to a number of international employees where it has historically provided termination benefits based on local statutory regulations. Accordingly, Wind River records the liability related to these termination costs when it determines that the liability is both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits it to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

Stock-Based Compensation. Wind River’s stock-based compensation plans and the associated accounting are described in Note 11. On February 1, 2006, Wind River adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s ESPP, based on estimated fair values. SFAS 123R supersedes Wind River’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The provisions of SAB 107 have been applied in the adoption of SFAS 123R.

The Company adopted the provisions of the FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This FSP includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123R. In addition, the Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes related to stock-based awards are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. The Company has also elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through its statement of operations.

Wind River adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of February 1, 2006, the first day of fiscal year 2007. The consolidated financial statements as of and for the year ended January 31, 2007 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for share-based payment awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, the Company continued its method of attributing the value of stock-based compensation using the straight-line method. As stock-based compensation expense recognized in the consolidated statement of operations for fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures based on historical experience. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information previously required under SFAS 123 for the periods prior to fiscal year 2007, Wind River accounted for forfeitures as they occurred.

Income Taxes. Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Wind River’s Consolidated Financial Statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, Wind River has recorded a deferred tax asset of $8.5 million and $6.2 million, related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets at January 31, 2007 and 2006, respectively.

Should Wind River determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The valuation allowance at January 31, 2007 is $57.6 million. Wind River will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis.

Wind River is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns or certain positions taken on tax returns. Accordingly, Wind River must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that Wind River establishes such a reserve, the provision for income taxes would be increased. If Wind River ultimately determines that payment of these amounts is unnecessary as a result of final conclusion of audits by the taxing authorities or upon the expiration of the statute of limitation, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. Wind River records an additional charge in the provision for income taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method), unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method). See Note 9, “Net Income Per Share Computation,” for additional information.

Comprehensive Income. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income and comprehensive income for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2007, accumulated other comprehensive loss of $1.9 million was composed of $745,000 related to foreign currency translation adjustments and $1.1 million related to net unrealized losses on available-for-sale securities. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other accumulated comprehensive income or loss. The net gains and losses resulting from foreign currency transactions are recorded in net income in the Consolidated Statement of Operations in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of other accumulated comprehensive income (loss), along with translation adjustments.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

NOTE 3: GOODWILL AND PURCHASED INTANGIBLES

Acquisitions

Interpeak AB

On March 20, 2006, Wind River acquired Interpeak AB (“Interpeak”), a privately held Swedish company, for approximately $18.6 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak provides networking, security, and mobility middleware software that enables devices to connect to the internet, which will deepen and broaden Wind River’s product offerings. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), the total consideration was allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

The following table reflects the allocation of the total purchase price of $18.6 million as of the date of purchase (in thousands):

Net current assets	$548
Property and equipment	15
Deferred tax asset	995
Developed technology	1,400
Core technology	700
Maintenance contracts	500
Direct customer relationships	200
Distribution agreements	200
Goodwill	14,885
Deferred tax liability	(840)

Total purchase price	$18,603

In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of Interpeak, amongst other factors. Wind River used the income valuation approach in determining fair value using discount rates of 20% to 22%. The goodwill of $14.9 million represents Wind River’s assigned value for the long-term potential of the integration of Interpeak into Wind River’s overall product strategy. The

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful economic lives of the identifiable intangible assets acquired in the Interpeak acquisition are three years for the developed and core technology and the distribution agreements, five years for the direct customer relationships and four years for the maintenance contracts.

ScopeTools

On January 21, 2005, Wind River acquired the assets and certain obligations of the ScopeTools business unit of Real-Time Innovations, Inc (“RTI”). Total consideration for the transaction was $10.1 million, comprised of $9.1 million in cash, 40,977 shares of Wind River common stock with a fair value of $494,000, $283,000 in acquisition costs and $251,000 in assumed maintenance support costs. Wind River determined that $735,000 of the amount paid to RTI as part of the purchase consideration related to royalty payments due RTI under a pre-existing distributor arrangement whereby Wind River licensed the software of the ScopeTools business. This amount was calculated in accordance with the terms of pre-existing arrangement and has been recognized as cost of revenue and deducted from the purchase consideration. The 40,977 shares and $507,000 in cash were placed in escrow for a period of 12 months to indemnify Wind River against certain liabilities in connection with this transaction. As of January 31, 2006, both the shares and cash were no longer subject to a contractual escrow. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, the total consideration was allocated to the intangible assets acquired, based on their estimated fair values.

The following table reflects the allocation of the total purchase price of $10.1 million as of the date of purchase (in thousands):

Developed technology	$1,700
Core technology	400
Maintenance contracts	300
Non-compete agreements	100
Goodwill	7,600

Total purchase price	$10,100

In accordance with the purchase method of accounting as prescribed by SFAS 141, Wind River allocated the total consideration to the intangible assets, based on their estimated fair values. In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for future use of the assets, analyses of historical financial performance and estimates of future performance of the ScopeTools business unit, among other factors. Wind River used the income valuation approach in determining fair value using discount rates ranging from 19% to 36%. The goodwill of $7.6 million represents Wind River’s assigned value for the long-term potential of the integration of the ScopeTools business unit into Wind River’s overall product strategy. The estimated useful lives of the identifiable intangible assets acquired in the ScopeTools asset acquisition are being amortized over periods of two to seven years.

Pro forma Information

The consolidated financial statements include the operating results of Interpeak and ScopeTools from the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the consolidated statement of operations, balance sheets, or cash flows of Wind River.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other Intangibles

Wind River accounts for goodwill in accordance with the provisions of SFAS 142. Accordingly, the balance of goodwill of $108.4 million at January 31, 2007 and $91.8 million at January 31, 2006 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The Company completed its annual goodwill impairment review during the second quarter of fiscal 2007, 2006 and 2005 and the results of the review did not indicate an impairment. There were no events or circumstances from the date of the annual impairment assessment in the second quarter of fiscal 2007 through January 31, 2007 that indicated a further assessment was necessary. The increase in goodwill between January 31, 2007 and 2006 of $16.5 million relates primarily to the purchase of Interpeak and to a lesser extent to translation adjustments of goodwill denominated in foreign currencies.

Goodwill and other intangibles, net consist of the following (in thousands):

	January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$108,354	—	$108,354
Developed and core technology, and patents	32,803	(30,078)	2,725
Customer relationships, contracts, and agreements	16,573	(15,577)	996

Total	$157,730	$(45,655)	$112,075

	January 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$91,840	—	$91,840
Developed and core technology, and patents	30,480	(28,901)	1,579
Customer relationships, contracts, and agreements	15,577	(15,273)	304

Total	$137,897	$(44,174)	$93,723

Purchased technologies are being amortized over a weighted-average period of 3.5 years. Trademarks and other intangibles are being amortized over a weighted-average period of 4.75 years. Amortization expense for other intangibles is as follows (in thousands):

	Years Ended January 31,
	2007	2006	2005
Purchased technologies	$1,154	$525	$1,646
Trademarks and other intangibles	298	93	554

Total amortization expense	$1,452	$618	$2,200

Amortization expense relating to purchased technologies is included within cost of revenues in the accompanying Consolidated Statements of Operations. Amortization expense for all other intangible assets is included within operating expenses in the accompanying Consolidated Statements of Operations.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2007, expected future amortization expense for these intangibles is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2008	$1,604
2009	1,590
2010	367
2011	110
Thereafter	50

Total	$3,721

NOTE 4: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments in marketable securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2007:
U.S. government and agency debt securities	$43,004	$65	$(540)	$42,529	$—	$9,977	$32,551
Corporate debt securities	46,914	9	(251)	46,672	—	24,020	22,652
Asset backed and other securities	42,779	7	(324)	42,462	—	4,962	37,501
Money market accounts	44,170	—	—	44,170	44,170	—	—

Total	$176,867	$81	$(1,115)	$175,833	$44,170	$38,959	$92,704

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2006:
U.S. government and agency debt securities	$67,347	$94	$(1,008)	$66,433	$3,196	$20,938	$42,299
Corporate debt securities	51,107	1	(680)	50,428	—	19,929	30,499
Asset backed and other securities	46,686	2	(756)	45,932	—	3,146	42,786
Money market accounts	41,487	—	—	41,487	41,487	—	—

Total	$206,627	$97	$(2,444)	$204,280	$44,683	$44,013	$115,584

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and gross unrealized losses of Wind River’s short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, as of January 31, 2007 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency debt securities	$8,843	$(37)	$29,458	$(503)	$38,301	$(540)
Corporate debt securities	4,555	(19)	29,818	(232)	34,373	(251)
Asset backed and other securities	10,516	(31)	21,097	(293)	31,613	(324)

	$23,914	$(87)	$80,373	$(1,028)	$104,287	$(1,115)

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and bond yields. Wind River expects to realize the full value of all these investments upon their maturity. Wind River evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. As at January 31, 2007, management determined that none of Wind River’s investment portfolio was impaired.

The following table summarizes the net realized losses on investments for the periods presented (in thousands):

	Years Ended January 31,
	2007	2006	2005
Realized gains	$85	$94	$843
Realized losses	(307)	(518)	(1,045)

Net realized losses	$(222)	$(424)	$(202)

Realized losses and gains are recognized within other income and expense in the period to which they relate unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to income. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Contractual maturities of short- and long-term investments were as follows (in thousands):

January 31, 2007
Due in 1 year or less	$38,959
Due in 1-2 years	17,607
Due in 2-5 years	38,529
Due in 5 years or more	36,568

Total marketable debt securities	$131,663

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2007	2006
Billed receivables	$75,848	$67,238
Unbilled receivables	2,222	2,801

	78,070	70,039
Less allowances for doubtful accounts and sales returns	(3,307)	(4,236)

Accounts receivable, net of allowances	$74,763	$65,803

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method and are expected to be billed within twelve months of the balance sheet date.

Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2007	2006
Land and buildings	$71,049	$71,049
Computer equipment and software	30,723	29,310
Furniture and equipment	12,390	12,024
Leasehold and building improvements	8,746	7,999

	122,908	120,382
Less accumulated depreciation and amortization	(47,911)	(41,868)

Property and equipment, net	$74,997	$78,514

Land and buildings as of January 31, 2007 and 2006 comprise costs associated with Wind River’s headquarters facility in Alameda, California.

As a result of Wind River’s workforce reductions and relocation of certain departments to its Alameda headquarters during fiscal years 2005 and 2004, Wind River had excess office space in a building that it owned in Sunnyvale, California (the “Sunnyvale Property”). On November 19, 2004, Wind River sold the Sunnyvale Property to a third party for cash consideration, net of selling costs, of $11.7 million and recorded a gain on the sale of the property of approximately $2.0 million, which is presented in gain on sale of asset in the consolidated statement of operations.

Depreciation expense related to property and equipment was $8.9 million, $8.3 million, and $8.7 million, for fiscal years 2007, 2006 and 2005, respectively.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	January 31,
	2007	2006
Current deferred revenues:
Subscription	$73,501	$52,156
Maintenance and other	38,660	32,349

Total current deferred revenues	112,161	84,505
Long-term deferred revenues:
Subscription	13,426	13,181
Maintenance and other	1,442	579

Total long-term deferred revenues	14,868	13,760

Total deferred revenues	$127,029	$98,265

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Deferred product revenues primarily include software license transactions that are not separable from consulting services. Revenue for these contracts is recognized as the services are performed.

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of January 31, 2007, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount:	550	13,500	270,000	7,600	30,500
Rate:	0.5087	0.7742	121.790	1.1875	6.9041
USD Equivalent:	$1,081	$17,438	$2,217	$6,400	$4,418
Maturity Date:	2/28/2007	2/28/2007	2/28/2007	2/28/2007	2/28/2007

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6: RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, impairment charges and litigation settlements and related remediation efforts.

Restructuring Charges. For fiscal 2007, Wind River recorded a net restructuring reversal of $198,000 and in fiscal 2006 and 2005, the Company recorded net restructuring charges of $1.3 million and $2.7 million, respectively. In each case, restructuring charges (reversals) have been recorded within operating expenses.

Wind River’s restructuring plans have been based on certain assumptions regarding the optimal cost structure of its business and its ability to support profitable growth in the future. As a result of the headcount reductions, Wind River eliminated an aggregate of 17 employee positions in fiscal 2006 and 58 employee positions in fiscal 2005. No employee positions were eliminated during fiscal 2007. Wind River’s restructuring liabilities as of January 31, 2004 were initiated prior to its adoption of SFAS 146 and have been accounted for in accordance with the provisions of SAB 100, EITF 94-3 and EITF 88-10. Wind River’s restructuring programs for subsequent fiscal years have been accounted for in accordance with SFAS 146 and SFAS 112.

The following table summarizes Wind River’s restructuring charges for the years ended, and restructuring liabilities as of, January 31, 2007, 2006 and 2005 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2004	$1,356	$1,203	$292	$2,851
Cash charges	2,021	304	744	3,069
Non-cash charges	—	184	—	184
Reversals	(446)	(92)	—	(538)
Cash payments	(2,685)	(1,009)	(284)	(3,978)
Non-cash write-offs	—	(184)	—	(184)

Restructuring liabilities as of January 31, 2005	246	406	752	1,404
Cash charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	63	402	434	899
Cash charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	$—	$372	$—	$372

During fiscal 2007, Wind River recorded net restructuring reversals of $198,000, which consisted of adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA. Adjustments and payments in fiscal 2007 were related to the Company’s fiscal 2006 restructuring program and no new programs were initiated during the year. The remaining restructuring liability as of January 31, 2007 is included as a component of accrued liabilities and other long-term liabilities on the consolidated balance sheet and is related to a lease obligation on a partially vacated facility. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal 2012.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, Wind River undertook limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, Wind River revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation related liabilities originally recorded in fiscal 2003. In addition, Wind River completed a transaction to sublease a portion of its facilities in Swindon, U.K. resulting in a restructuring charge of $446,000 related to the estimated loss from the sublease, net of expected sublease income.

During fiscal 2005, Wind River undertook limited restructurings in the areas of professional services, sales and marketing which involved a headcount reduction of 58 employees. In addition, Wind River incurred charges associated with vacating an office in Canada and charges associated with employee litigation as a result of previous restructurings. Cash payments in fiscal 2005 related primarily to the workforce reduction that was undertaken in fiscal 2005 as well as the payments against the vacated facilities provided for in fiscal 2004. Also, in fiscal 2005, Wind River revised estimates for actual usage in the amount of $446,000 in employee-related items that includes outplacement fees, COBRA fees and employer related taxes and $92,000 related to a buy-out of the Canadian office.

Other Charges. During fiscal 2006, Wind River recorded an impairment charge of $313,000 in accordance with SFAS 144, in connection with leasehold improvements at its Swindon facility in the United Kingdom. During fiscal 2005, Wind River reversed $66,000 of other charges related to the settlement of litigation previously accrued for in fiscal 2003.

NOTE 7: CONVERTIBLE SUBORDINATED NOTES AND OTHER BORROWINGS

Convertible Subordinated Notes

In December 2001, Wind River issued $150.0 million of 3.75% convertible subordinated notes maturing in December 2006, unless earlier redeemed or converted. The notes were unsecured and subordinate to all existing and future senior debt. Interest on the notes was payable in cash semi-annually in arrears on June 15 and December 15 of each year. The notes were convertible, at the option of the holder, into Wind River common stock at the then-current conversion price, initially $24.115 per share.

During fiscal 2005, Wind River repurchased $75.0 million of the notes on the open market at an aggregate price of $75.4 million. Additionally, the Company expensed $1.0 million in related bond issuance costs, resulting in a total recognized loss on the repurchase of $1.4 million.

During fiscal 2006, Wind River repurchased an additional $32.8 million of its 3.75% convertible subordinated notes in the open market at an aggregate price of $32.8 million. The Company expensed $410,000 in related bond issuance costs, resulting in a total recognized loss on the additional repurchase of $401,000.

During fiscal 2007, the notes matured and Wind River settled the remaining $42.2 million balance using existing cash, cash equivalents and investment balances.

Loan Facility

In April 2003, in connection with the termination of a synthetic lease, Wind River entered into a loan facility with a financial institution in the aggregate principal amount of $57.4 million, consisting of a non-revolving loan commitment of $37.4 million and a term loan of $20.0 million, of which $40.0 million was

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowed during fiscal 2004. During fiscal 2005, Wind River repaid all outstanding borrowings under the loan facility releasing $46.3 million held in restricted investments in connection with the loan facility, and leaving the original facility of $17.5 million available through October 2005. During the first quarter of fiscal 2006, Wind River elected to terminate the facility.

NOTE 8: PROVISION (BENEFIT) FOR INCOME TAXES

Income before income taxes is as follows (in thousands):

	Years Ended January 31,
	2007	2006	2005
Domestic	$(840)	$20,717	$12,093
Foreign	1,693	5,346	(1,677)

Total	$853	$26,063	$10,416

The provision (benefit) for income taxes was composed as follows (in thousands):

	Years Ended January 31,
	2007	2006	2005
Current
Federal	$318	$272	$363
State	104	150	280
Foreign	1,831	1,951	2,290

	2,253	2,373	2,933

Deferred
Federal	687	588	—
State	21	—	—
Foreign	(2,681)	(6,193)	(682)

	(1,973)	(5,605)	(682)

Total	$280	$(3,232)	$2,251

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2007	2006	2005
Expected rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	12.2	0.5	1.7
Foreign taxes	99.9	1.5	30.5
Reversal of previously accrued taxes	5.9	(1.3)	(8.3)
Losses utilized	(228.0)	(49.4)	(37.4)
Non-deductible stock-based compensation	102.9	—	—
Non-deductible meals & entertainment	4.9	0.1	0.3
Other	—	1.2	(0.2)

Total	32.8%	(12.4)%	21.6%

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows (in thousands):

	January 31,
	2007	2006
		As Restated (1)
Deferred tax assets:
Depreciation and amortization	$2,014	$4,437
Net operating losses and tax credit carry-forwards	18,779	52,258
Research and development tax credits	26,687	17,941
Employee benefit accruals	3,678	2,012
Accounts receivable reserves	1,752	2,440
Accrued expenses and other	2,674	2,734
Purchased technology	5,047	4,547
Deferred revenues	4,754	4,829
Stock options	6,686	—

Gross deferred tax assets	72,071	91,198

Less valuation allowance	(57,568)	(80,616)

Total deferred tax assets, net of valuation allowance	14,503	10,582

Deferred tax liabilities:
Purchased technology	3,015	2,059
Prepaid expenses and other	2,991	2,282

Total deferred tax liabilities	6,006	4,341

Net deferred tax assets	$8,497	$6,241

(1)	The deferred tax assets and associated valuation allowance as of January 31, 2006 have been adjusted as a result of the Company’s historical stock option review by $11.6 million related to revised deductions under Section 162(m) of the IRC for fiscal years 1997 through 2001.

As of January 31, 2007, the net operating loss carry-forwards for federal and state income tax purposes were approximately $67.5 million and $30.7 million and begin to expire in 2022 and 2011, respectively. As of January 31, 2007, Wind River had federal, state and Canadian tax credit carry-forwards of approximately $15.6 million, $14.1 million and $2.4 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2007, the California tax credits will carry forward indefinitely, and the Canadian tax credits will begin to expire in 2013. In addition, as of January 31, 2007, there were approximately $1.5 million of federal AMT credits which have an indefinite carryforward period.

Utilization of Wind River’s net operating loss and tax credit carry-forwards may be subject to annual limitations if an ownership change had occurred pursuant to the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carry-forwards before utilization.

Excess tax benefits from employee stock option exercises of $15.3 million are included in the deferred tax asset balances as of January 31, 2006 as a component of the Company’s net operating loss carry-forwards. Deferred income taxes pertaining to net operating losses decreased by $15.3 million due to a change in presentation in accordance with SFAS 123R. These deferred income tax assets resulted from the exercise of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee stock options in prior years and represent excess tax benefits as determined under APB 25. These deferred income tax assets for excess taxes benefits were fully valued in prior years. SFAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to reduce its deferred income tax assets for net operating losses and reduce the related valuation allowance for the excess tax benefits determined under APB 25. The gross amount of excess tax benefits excluded at January 31, 2007 is $16.0 million. If and when such excess tax benefits are ultimately realized, additional paid in capital will be increased by $16.0 million.

Deferred income taxes are recorded in accordance with SFAS 109, and are determined based on the differences between financial reporting and the tax bases of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, Wind River has recorded a deferred tax asset of $8.5 million and $6.2 million, related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets at January 31, 2007 and 2006, respectively.

The valuation allowance decreased approximately $23.0 million and $2.0 million during the years ended January 31, 2007 and 2006, respectively. The current year valuation allowance decrease is mainly attributable to the adoption of SFAS 123R, whereby net operating loss deferred tax assets generated by stock option deductions are not recognized until income taxes payable is reduced.

Wind River has not provided for income taxes on $5.6 million of its undistributed earnings for certain non-US subsidiaries because these earnings are intended to be permanently reinvested in operations outside the US.

NOTE 9: NET INCOME PER SHARE COMPUTATION

In accordance with the SFAS No. 128, Earnings Per Share, the calculation of shares used in basic and diluted net income per share computation is presented below (in thousands, except per share amounts):

	Years Ended January 31,
	2007	2006	2005
Numerator:
Net income	$573	$29,295	$8,165

Denominator:
Weighted average common shares outstanding—basic	85,409	84,594	82,181
Effect of dilutive potential common shares	1,316	5,345	3,881

Weighted average common shares outstanding—diluted	86,725	89,939	86,062

Net income per share
Basic	$0.01	$0.35	$0.10
Diluted	$0.01	$0.33	$0.09

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares for fiscal 2007 and 2006, and 3.1 million shares for fiscal 2005, is anti-dilutive, and is therefore excluded from the above computation. For fiscal 2007, 2006 and 2005, the number of anti-dilutive common shares from outstanding stock options, as calculated based on the weighted-average closing price of the Company’s common stock for the respective periods, amounted to approximately 11.9 million, 1.3 million and 2.1 million, respectively.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10: COMMON STOCK

Common Stock

In October 1999, Wind River’s Board of Directors adopted a share purchase rights plan declaring a dividend of one preferred share purchase right for each share of Wind River’s common stock outstanding on November 15, 1999. Each right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a price of $160.00 per 1/100th of a preferred share, subject to certain adjustments. The rights will not be distributed until the earlier of the date of a public announcement that a person or a group have acquired beneficial ownership of 15% or more (or with respect to a certain entity and its affiliates, 20% or more) of the outstanding common stock (“Acquiring Person”), or 10 business days following the commencement of, or announcement of an intention to commence a tender offer or exchange offer, the consummation of which would result in any person or entity becoming an Acquiring Person. There are 1,250,000 shares designated for this plan. The rights will expire on October 22, 2009, unless earlier redeemed or exchanged by Wind River.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2007, the Company repurchased 2.8 million shares at an aggregate purchase price of $23.9 million. Repurchased shares were recorded as treasury stock on a last-in, first-out basis. All repurchases were made on The NASDAQ Global Select Market at prevailing open market prices using existing cash, cash equivalents and investment balances. As of January 31, 2007, the Company may yet repurchase up to $6.5 million of outstanding common stock under the 2002 Repurchase Plan. See Note 15, “Subsequent Events,” for further information regarding the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the transfer of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. During each of the fiscal years 2007, 2006 and 2005, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP.

As of January 31, 2007, Wind River had reserved 20.2 million shares of common stock available for future issuance under its stock compensation plans, including 16.3 million shares related to outstanding stock options.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River issued 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. The restrictions will lapse one year from the acquisition date, subject to the continued employment of the founders with Wind River during the one-year period. The total fair value of the restricted stock issued was $2.4 million. The total amount is being recorded as compensation expense over the period of the restriction as services are provided and approximately $2.1 million of expense was recognized during fiscal 2007.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11: STOCK-BASED COMPENSATION PLANS

Equity Incentive Plans

Prior to fiscal 2006, Wind River had four main stock option plans: the 1987 Equity Incentive Plan, the 1998 Equity Incentive Plan, the 1998 Non-Officer Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan (together, the “Predecessor Plans”).

On June 8, 2005, the stockholders of Wind River approved a new plan, the Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”) that had been previously adopted by the Board subject to stockholder approval. The 2005 Equity Plan provides for the award of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and deferred stock units to eligible employees, including consultants and directors, as well as automatic stock option grants to non-employee directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value and a term of 7 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). Restricted stock units generally vest 25% per year over a four year period. The 2005 Equity Plan replaces the Predecessor Plans and no further awards will be granted under those plans. As of January 31, 2007, approximately 2.7 million shares were available for grant under the Company’s stock option plans.

Employee Stock Purchase Plan

In 1993, Wind River adopted the 1993 Employee Stock Purchase Plan (the “Purchase Plan”) under which 4.5 million shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. In fiscal 2007, 2006 and 2005, Wind River issued 259,000 shares, 314,000 shares, and 355,000 shares, respectively, under the Purchase Plan. As of January 31, 2007, approximately 1.3 million shares were available for issuance under the Purchase Plan.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of the Adoption of SFAS 123R

See Note 2, “Summary of Significant Accounting Policies,” for a description of the Company’s adoption of SFAS 123R on February 1, 2006. The following table summarizes the stock-based compensation expense recognized in the Company’s consolidated statement of operations for fiscal 2007, due to the adoption of SFAS 123R (in thousands, except per share data):

Year Ended January 31, 2007
Cost of revenues	$2,322
Selling and marketing expenses	5,648
Product development and engineering expenses	3,314
General and administrative expenses	9,122

Total stock-based compensation expense	20,406

Income tax benefit (1)	(58)

Reduction of net income	$20,348

Reduction of net income per share:
Basic	$0.24

Diluted	$0.23

(1)	The Company recognized income tax benefits in a certain international jurisdiction and no tax benefits elsewhere, due primarily to the full valuation allowance established against the Company’s domestic deferred tax assets.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and the disqualifying disposition of shares under the ESPP as operating cash flows on the consolidated statement of cash flows. SFAS 123R requires that the cash flows resulting from tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified the $42,000 in excess tax benefits for fiscal year 2007 as financing cash inflows rather than as operating cash flows on the consolidated statement of cash flows.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company used the following weighted-average valuation assumptions to estimate the fair value of options granted during fiscal years 2007, 2006 and 2005:

	Years Ended January 31,
	2007	2006	2005
Risk-free interest rate	4.59% – 5.21%	4.39%	3.76%
Expected life (in years)	3.6 – 7.0	3.6	4.9
Expected volatility	46.8% – 56.9%	69.6%	80.9%
Dividend yield	0%	0%	0%

The computation of expected volatility for fiscal year 2007 is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The Company believes that using a combination of historical and market-based implied volatility from traded options on Wind River common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. The computation of expected lives for fiscal years 2007, 2006 and 2005 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for fiscal year 2007 results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of stock option awards granted during fiscal years 2007, 2006 and 2005 was $5.00, $7.19 and $6.67, respectively.

The fair value of employees’ stock purchase rights under Wind River’s ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2007, 2006 and 2005:

	Years Ended January 31,
	2007	2006	2005
Risk-free interest rate	5.27%	3.00%	2.18%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	38.7%	45.7%	54.1%
Dividend yield	0%	0%	0%

The weighted-average fair value of common stock purchase rights granted under the ESPP during fiscal years 2007, 2006 and 2005 was $2.37, $4.11 and $3.15, respectively.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Payment Award Activity

The following table summarizes activity under the Company’s equity incentive plans for fiscal year 2007 (in thousands, except exercise prices and contractual terms):

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 31, 2006	15,638	$10.64
Granted	1,890	10.99
Exercised	(486)	7.93
Cancelled	(750)	12.23

Balance at January 31, 2007	16,292	$10.94	5.15	$15,337

Vested and expected to vest at January 31, 2007	15,502	$10.90	5.12	$15,124
Options exercisable at January 31, 2007	10,059	$10.55	4.63	$13,525

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8.6 million options with exercise prices below the fair market value of the Company’s stock as of January 31, 2007. During the fiscal years 2007, 2006 and 2005 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $2.2 million, $18.0 million and $10.4 million, respectively, determined as of the date of option exercise. The Company settles employee stock option exercises with newly issued common shares. As a result of the fiscal 2007 exercises, the Company realized tax benefits of $42,000. As of January 31, 2007, there was approximately $34.1 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under Wind River’s stock award plans. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Pro forma Information for Periods Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures were provided in the notes to the consolidated financial statements. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the results of operations for fiscal years 2006 and 2005 for employee stock option awards. With the exception of stock option grants discussed more fully in Note 2 under “Impact of Stock Option Review,” all options were historically granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Shares issued under the Company’s ESPP were deemed non-compensatory under the provisions of APB 25. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma information for fiscal years 2006 and 2005 is as follows (in thousands, except per share amounts):

	Years Ended January 31,
	2006	2005
Net income, as reported	$29,295	$8,165
Less: Stock-based compensation expense determined under fair-value based method for all awards	(21,505)	(20,887)

Pro forma net income (loss)	$7,790	$(12,722)

As reported net income per share:
Basic	$0.35	$0.10
Diluted	$0.33	$0.09

Pro forma net income (loss) per share:
Basic and diluted	$0.09	$(0.15)

NOTE 12: OTHER EMPLOYEE BENEFITS

Wind River sponsors a 401(k) Plan, which covers substantially all of Wind River’s full time domestic employees. Under Wind River’s 401(k) Plan, Wind River makes an employer matching contribution equal to 50% of an employee’s salary contributions up to a total of 6% of that employee’s compensation. These matching contributions are made in the form of Wind River common stock and vest at a rate of 25 percent per year of employment. An independent third party administers the 401(k) Plan.

During the years ended January 31, 2007, 2006 and 2005, Wind River contributed common stock with a fair value of approximately $1.8 million, $1.7 million, and $1.7 million, respectively, to the 401(k) Plan.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer-training facilities, sales facilities, office equipment and automobiles that expire at various dates through February 2013, some of which contain renewal and escalation clauses. Future minimum rental payments under non-cancelable operating leases with remaining terms greater than one year subsequent to January 31, 2007, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments (1)
2008	$5,349
2009	4,670
2010	3,217
2011	1,506
2012	578
Thereafter	47

Total	$15,367

(1)	Amounts are net of future sublease income to be received under non-cancelable subleases of approximately $512,000.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense during the years ended January 31, 2007, 2006 and 2005 was $7.2 million, $6.8 million and $7.4 million, respectively.

Litigation

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for June 21, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether, if the fourth action is consolidated, to appoint additional co-lead counsel in the consolidated action. The Company is due to respond to the complaint in the consolidated actions and the complaint in Case Number RG07310636 on May 11, 2007.

The Court has not set a trial date in either action, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

Other Litigation

From time to time, Wind River is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents and other intellectual property rights and employee claims. Management believes the outcome of Wind River’s outstanding legal proceedings, claims and litigation will not have a material adverse effect on Wind River’s business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible. Wind River is unable to estimate the range of possible loss from outstanding litigation and other legal proceedings and no amounts have been provided for such matters in the accompanying Consolidated Financial Statements.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14: SEGMENT AND GEOGRAPHIC INFORMATION

Wind River operates in one industry segment, technology for device operating systems, and provides the disclosures required in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Wind River’s business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA, Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below (in thousands):

	Years Ended January 31,
	2007	2006	2005
North America (1)	$156,521	$147,601	$128,649
EMEA	65,933	61,129	55,665
Japan	36,043	35,961	33,006
Asia Pacific	26,801	21,632	18,080

Total	$285,298	$266,323	$235,400

(1)	Represents revenue generated primarily in the United States.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a product, subscription and services basis is presented below (in thousands):

	Years Ended January 31,
	2007	2006	2005
Perpetual license revenues	$37,669	$44,462	$51,605
Production license revenues	77,436	82,509	71,693
Subscription revenues	99,360	73,976	48,960
Maintenance revenues	31,066	33,241	38,264
Other service revenues	39,767	32,135	24,878

Total	$285,298	$266,323	$235,400

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2007, 2006 or 2005.

The distribution of long-lived assets, net of depreciation and amortization, by geographic location is as follows (in thousands):

	January 31,
	2007	2006
North America (1)	$75,065	$79,454
EMEA	3,962	3,784
Japan	2,274	2,391
Asia Pacific	750	421

Total	$82,051	$86,050

(1)	Long-lived assets are primarily located in the United States.

NOTE 15: SUBSEQUENT EVENTS

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

On March 20, 2007, the contractual restrictions imposed on the 192,367 shares of Wind River common stock issued to certain founders of Interpeak in connection with the acquisition of Interpeak lapsed in accordance with their terms. However, the shares remain subject to applicable securities laws and may not be sold, transferred, assigned, pledged or hypothecated except in accordance with the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration thereunder.

As discussed in Note 10, “Common Stock,” the Company’s 2002 Repurchase Plan authorized the purchase of $30.0 million of Company common stock, of which $6.5 million remained available for repurchase as of January 31, 2007. From March 29, 2007 through April 13, 2007, the Company repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, the Company completed the 2002 Repurchase Plan.

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

A summary of our quarterly results for the fiscal years ended January 31, 2007 and 2006 is as follows:

	Quarter Ended
	Jan. 31, 2007		Oct. 31, 2006		July. 31, 2006		Apr. 30, 2006		Jan. 31, 2006		Oct. 31, 2005		July. 31, 2005		Apr. 30, 2005
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues, net	$76,067		$70,545		$73,710		$64,976		$70,210		$67,607		$66,745		$61,761
Gross profit	59,023		54,504		57,371		49,473		55,610		52,459		52,408		48,449
Income (loss) before income taxes	6		(195)		3,694		(2,652)		10,881		6,802		6,190		2,190
Net income (loss)	237	(1)	(672	)(2)	3,128	(3)	(2,120	)(4)	16,091	(5)	5,731	(6)	5,669	(7)	1,804	(8)
Net income (loss) per share:
Basic	0.00		(0.01)		0.04		(0.02)		0.19		0.07		0.07		0.02
Diluted	0.00		(0.01)		0.04		(0.02)		0.18		0.06		0.06		0.02
Shares used in per share calculation:
Basic	85,191		85,138		85,548		85,773		85,023		85,016		84,426		83,702
Diluted	86,561		85,138		86,503		85,773		89,918		89,408		90,119		89,125

(1)	During the fourth quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $411,000 related to the amortization of purchased and other intangibles, $3.1 million for costs incurred for our voluntary stock option review, $411,000 of executive severance costs and a release of certain international deferred tax valuation allowances totaling approximately $2.8 million.
(2)	During the third quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $401,000 related to the amortization of purchased and other intangibles and $1.2 million for costs incurred for our voluntary stock option review.
(3)	During the second quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $412,000 related to the amortization of purchased and other intangibles and $223,000 for costs incurred for our voluntary stock option review.
(4)	During the first quarter of fiscal 2007, we had charges of $5.4 million for stock-based compensation, $228,000 related to the amortization of purchased and other intangibles and $84,000 of payroll tax on stock options.

(5)	During the fourth quarter of fiscal 2006, we had charges of $84,000 for restructuring and other costs, $160,000 of payroll tax on stock options exercises, $153,000 of amortization of purchased intangibles, and a release of certain international deferred tax valuation allowances totaling $6.8 million.
(6)	During the third quarter of fiscal 2006, we had charges of $156,000 related to the amortization of purchased and other intangibles, $313,000 from impairment of assets, $765,000 of restructuring and other charges, and $27,000 of payroll tax on stock options. In addition, we had a gain of $45,000 from sales of investments.
(7)	During the second quarter of fiscal 2006, we had charges of $155,000 related to the amortization of purchased and other intangibles, $88,000 in realized loss on repurchase of bonds, $200,000 of payroll tax on stock option exercises, and $237,000 of restructuring and other charges.
(8)	During the first quarter of fiscal 2006, we had charges of $154,000 related to the amortization of purchased and other intangibles, $312,000 in realized loss on repurchase of bonds, $185,000 of restructuring and other charges, and $208,000 of payroll tax on stock options. In addition, we had a gain of $310,000 from sales of investments and technology.

Post Close Events

On March 8, 2007, we announced preliminary results for the fiscal year ended January 31, 2007. Subsequent to this announcement, but before the completion of our Form 10-K for fiscal 2007, management determined that it was appropriate to adjust these previously announced results to record additional stock-based compensation and tax expense of $332,000 and $16,000, respectively, which in total caused net income for the fiscal year to decrease by $348,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with our discovery of the inaccurate accounting measurement dates and discounted stock options, we recorded approximately $6.8 million, net of tax benefits of $1.2 million, related to stock-based compensation expenses incurred primarily in fiscal year 1995 through fiscal year 2004. In addition, we also reduced our deferred tax assets and associated valuation allowance by $11.6 million as the result of the related loss of deductions under Section 162(m) of the IRC for fiscal years 1997 through 2001. While these errors were not material to any previously filed financial statements, we concluded that correcting the aggregate error of approximately $6.8 million would be material to our consolidated statements of operations for fiscal 2007 and accordingly, prior period accumulated deficit and additional paid-in capital have been restated to record the cumulative non-cash stock-based compensation expense in this Form 10-K. In addition, we have restated our deferred tax assets and associated valuation allowance as of January 31, 2006 to reflect the adjustment to our deductions.

In coming to the conclusion that our disclosure controls and procedures and internal control over financial reporting were effective as of January 31, 2007, management considered, among other things, the nature of the control deficiencies related to the accounting for stock-based compensation and the control environment which resulted in the need to restate our previously issued consolidated financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration:

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

(iv)	the fact that we were required to restate our previously issued consolidated financial statements solely because the cumulative impact of the error if recorded in the current period would have been material to the current year’s reported net income, we believe the errors do not aggregate to a material weakness in either our disclosure controls and procedures or internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management has excluded its Interpeak AB subsidiary, which was acquired in the first quarter of fiscal 2007, from its assessment of internal control over financial reporting. The total assets and additional revenues represent 4.3% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2007.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Based on its assessment of internal control over financial reporting, our management has concluded that, as of January 31, 2007, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading “Executive Officers of the Registrant” in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2007 Annual Meeting of Stockholders under the section heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information regarding Audit Committee members and “audit committee financial experts” is incorporated by reference to the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Code of Ethics. We have adopted the Wind River Systems, Inc. Code of Business Conduct and Ethics, or the General Code, which applies to every employee, officer and director of Wind River. Additionally, we have adopted a Supplemental Code of Ethics for our CEO and Senior Officers, or the Supplemental Code. Both the General Code and the Supplemental Code are publicly available on our website at the following URL: http://www.ir.windriver.com/corporategovernance.cfm.

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

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders. See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information required to be disclosed under Item 201(d) of Regulation S-K regarding securities authorized for issuance under the Company’s equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

2.	Exhibits

(b)	Exhibits—See Item 15(a)(1) above.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.				X

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2006 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	October 3, 2006	4.1

10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2*	1987 Equity Incentive Plan, as amended.	S-8 (No. 333-06921)	June 26, 1996	99.1

10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5*	1993 Employee Stock Purchase Plan, as amended.	S-8 (No. 333-92244)	July 11, 2002	99.2

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.6*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 3333-92244)	July 11, 2002	99.1

10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13

10.16*	Amended and Restated Vice Presidents’ Severance Benefit Plan.	10-Q	September 12, 2003	10.16

10.17*	2005 Equity Incentive Plan	10-Q	June 9, 2005	10.1

10.18*	Form of 2005 Equity Incentive Plan—Stock Option Award Agreement	8-K	April 2, 2007	10.1

10.19*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein	8-K	November 6, 2003	99.2

10.20*	Offer Letter between Wind River Systems, Inc, and Ian Halifax, dated January 30, 2007	8-K	February 1, 2007	10.1

10.21*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Agreement	8-K	April 2, 2007	10.2

Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24	Powers of Attorney (contained in signature page)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: May 1, 2007	By:	/s/ IAN R. HALIFAX
Ian R. Halifax Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kenneth R. Klein and Ian R. Halifax, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K together with all exhibits and schedules thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions that may be necessary or appropriate to be done, as fully for all intents and purposes as he might do or could do in person hereby approving, ratifying and confirming all that such agent, proxy and attorneys-in-fact or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	May 1, 2007

/s/ IAN R. HALIFAX Ian R. Halifax	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial officer)	May 1, 2007

/s/ JANE E. BONE Jane E. Bone	Chief Accounting Officer	May 1, 2007

/s/ NARENDRA K. GUPTA Narendra K. Gupta	Director, Vice Chairman of the Board	May 1, 2007

/s/ JOHN C. BOLGER John C. Bolger	Director	May 1, 2007

/s/ WILLIAM B. ELMORE William B. Elmore	Director	May 1, 2007

/s/ JERRY L. FIDDLER Jerry L. Fiddler	Director	May 1, 2007

Name	Title	Date

/s/ GRANT M. INMAN Grant M. Inman	Director	May 1, 2007

/s/ HARVEY C. JONES Harvey C. Jones	Director	May 1, 2007

/s/ STANDISH H. O’GRADY Standish H. O’Grady	Director	May 1, 2007