Form 10-Q
period 2007-04-30
WIND RIVER SYSTEMS INC
filed 2007-06-11
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of May 31, 2007, there were 85,680,049 shares of the Registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2007	2006
Revenues, net:
Product	$28,196	$26,843
Subscription	28,825	21,660
Service	21,028	16,473

Total revenues, net	78,049	64,976

Cost of revenues:
Product	525	779
Subscription	4,488	4,002
Service	13,970	10,589
Amortization of purchased intangibles	585	133

Total cost of revenues	19,568	15,503

Gross profit	58,481	49,473

Operating expenses:
Selling and marketing	33,423	27,619
Product development and engineering	19,881	17,549
General and administrative	10,347	8,113
Amortization of other intangibles	112	95

Total operating expenses	63,763	53,376

Loss from operations	(5,282)	(3,903)

Other income (expense):
Interest income	2,146	1,957
Interest expense	(104)	(618)
Other expense, net	(101)	(88)

Total other income, net	1,941	1,251

Loss before income taxes	(3,341)	(2,652)
Provision for (benefit from) income taxes	1,210	(532)

Net loss	$(4,551)	$(2,120)

Net loss per share:
Basic and diluted	$(0.05)	$(0.02)

Shares used in per share calculation:
Basic and diluted	85,260	85,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	April 30, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$72,055	$71,316
Short-term investments	26,754	38,959
Accounts receivable, net	63,534	74,763
Prepaid and other current assets	17,925	17,239

Total current assets	180,268	202,277
Investments	102,165	92,704
Property and equipment, net	75,335	74,997
Goodwill	114,624	108,354
Other intangibles, net	7,481	3,721
Other assets	16,410	16,512

Total assets	$496,283	$498,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,685	$7,131
Accrued and other current liabilities	14,530	15,892
Accrued compensation	20,289	20,093
Income taxes payable	121	1,376
Deferred revenues	114,633	112,161

Total current liabilities	156,258	156,653
Long-term deferred revenues	11,364	14,868
Other long-term liabilities	5,761	2,910

Total liabilities	173,383	174,431

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 88,916 and 88,481 shares issued as of April 30, 2007 and January 31, 2007, respectively; 85,184 and 85,401 shares outstanding as of April 30, 2007 and January 31, 2007, respectively	89	88
Additional paid-in-capital	834,260	825,570
Treasury stock, 3,732 and 3,080 shares at cost as of April 30, 2007 and January 31, 2007, respectively	(52,769)	(46,233)
Accumulated other comprehensive income (loss)	636	(1,867)
Accumulated deficit	(459,316)	(453,424)

Total stockholders’ equity	322,900	324,134

Total liabilities and stockholders’ equity	$496,283	$498,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,551)	$(2,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,049	2,566
Amortization of bond issuance costs	—	84
Stock-based compensation expense	5,337	5,368
401(k) common stock match	626	547
Realized loss from sales of available-for-sale securities, net	83	62
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,297	11,256
Accounts payable	(470)	(3,012)
Accrued liabilities	(1,384)	(1,163)
Accrued compensation	(419)	83
Income taxes payable	(947)	(1,543)
Deferred revenues	(2,715)	2,156
Other assets and liabilities	1,411	(1,050)

Net cash provided by operating activities	12,317	13,234

Cash flows from investing activities:
Acquisitions of property and equipment	(2,489)	(1,594)
Acquisitions, net of cash acquired	(10,112)	(17,174)
Purchases of investments	(24,610)	(11,361)
Sales of investments	665	177
Maturities of investments	27,176	20,363

Net cash used in investing activities	(9,370)	(9,589)

Cash flows from financing activities:
Issuance of common stock	2,728	2,840
Repurchase of common stock	(6,536)	(4,228)
Repayment of loan	—	(3)

Net cash used in financing activities	(3,808)	(1,391)

Effect of exchange rate changes on cash and cash equivalents	1,600	583

Net increase in cash and cash equivalents	739	2,837
Cash and cash equivalents at beginning of period	71,316	59,279

Cash and cash equivalents at end of period	$72,055	$62,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: The Company and Summary of Significant Accounting Policies

The Company. Wind River Systems, Inc. (“Wind River” or the “Company”) is a global leader in Device Software Optimization (“DSO”). Wind River’s software is used to develop, run and manage devices faster, better, at lower cost and more reliably. Wind River’s software and development tools are used to optimize the functionality of devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels, and coronary pacemakers. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

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

Basis of Presentation. Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 filed with the SEC on May 1, 2007.

Wind River believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2008.

The condensed consolidated financial statements include the financial information of Wind River and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to, the accounting for stock-based compensation, the allowance for doubtful accounts, sales returns and other allowances, valuation of investments, goodwill and purchased intangibles, deferred tax assets and liabilities and income taxes and any associated valuation allowance or reserves, percentage of completion accounting, accrued compensation and other accruals, and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities. Actual results could differ from these estimates.

Recent Accounting Adoptions. On February 1, 2007, the Company adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). EITF 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of EITF 06-2, the Company recorded a liability for sabbatical leave upon employee vesting in the benefit, which occurred only at the end of a five-year service period. Under EITF 06-2, the Company accrues an estimated liability for sabbatical leave over the requisite five-year service period, as employee services are rendered. The adoption of EITF 06-2 resulted in a $1.3 million increase to accumulated deficit and accrued compensation and other long-term liabilities as of February 1, 2007.

On February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. See Note 5, “Income Taxes,” for further information.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

Note 2: Business Combinations, Goodwill and Intangible Assets

Acquisition of the RTLinux Business

On February 12, 2007, the Company acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for the RTLinux business from Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology, which will broaden the Company’s product offerings for its Linux-based device software platforms. Pursuant to the purchase agreement, the Company also acquired rights to future runtime revenue streams for assumed RTLinux contracts. The Company paid approximately $10.1 million, comprised of $9.8 million in cash consideration, plus direct acquisition costs. The purchase was accounted for as a taxable transaction and, in accordance with SFAS No. 141, Business Combinations, the total consideration was allocated to the intangible assets acquired and liabilities assumed, based on their estimated fair values.

The following table reflects the preliminary allocation of the total purchase price of $10.1 million as of the date of purchase (in thousands):

Core and developed technology	$3,900
Customer contracts and related relationships	200
Non-compete agreements	200
Trademarks	100
Goodwill	5,835
Deferred revenues	(123)

Total purchase price	$10,112

In performing the preliminary purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of RTLinux, amongst other factors. Wind River used the income valuation approach in determining the fair values of the acquired intangible assets. The goodwill of $5.8 million represents Wind River’s assigned value for the long-term potential of the integration of RTLinux into Wind River’s overall Linux product strategy and is expected to be fully deductible for tax purposes. The estimated useful economic lives of the identifiable intangible assets acquired in the acquisition are three years for the developed and core technology and customer contracts and related relationships, two years for the non-compete agreements and five years for the trademarks. The final purchase price allocation will depend primarily upon the finalization of the valuation of acquired intangible assets.

The condensed consolidated financial statements include the operating results of the RTLinux business from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the consolidated statement of operations, balance sheets, or cash flows of Wind River.

Acquisition of Interpeak AB

On March 20, 2006, Wind River acquired Interpeak AB, a privately held Swedish company, for approximately $18.6 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. For additional information, see Note 3, “Goodwill and

Purchased Intangibles,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets (in thousands):

	January 31, 2007	April 30, 2007
	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$108,354	$114,624	$—	$114,624
Developed and core technology and patents	2,725	36,772	(30,686)	6,086
Customer relationships, contracts and agreements	996	17,092	(15,697)	1,395

Total	$112,075	$168,488	$(46,383)	$122,105

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of the RTLinux business and, to a lesser extent, due to translation adjustments of goodwill and other intangibles denominated in foreign currencies. Developed and core technology and patents are being amortized over a weighted-average period of 3.3 years. Customer relationships, contracts and agreements are being amortized over a weighted-average period of 4.2 years.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company operates as one reporting unit and reviews goodwill for impairment at least annually during the second quarter of each fiscal year. The Company completed its annual goodwill impairment review during the second quarter of fiscal 2007 and the results of the review did not indicate an impairment. There were no events or circumstances from the date of the annual impairment assessment through April 30, 2007 that indicated a further assessment was necessary.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of April 30, 2007, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	200	14,950	122,000	9,000	17,000
Rate:	0.5025	0.73589	119.340	1.1186	6.72073
USD Equivalent:	$398	$20,316	$1,022	$8,046	$2,529
Maturity Date:	5/31/2007	5/31/2007	5/31/2007	5/31/2007	5/31/2007

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2007, the difference between the fair value and carrying value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	April 30, 2007	January 31, 2007
Current deferred revenues:
Subscription	$77,866	$73,501
Maintenance and other	36,767	38,660

Total current deferred revenues	114,633	112,161
Long-term deferred revenues:
Subscription	10,278	13,426
Maintenance and other	1,086	1,442

Total long-term deferred revenues	11,364	14,868

Total deferred revenues	$125,997	$127,029

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

Note 5: Income Taxes

The Company had a provision for income taxes of $1.2 million and a benefit from incomes taxes of $532,000 for the three months ended April 30, 2007 and 2006, respectively. The provision (benefit) is based on estimates of the Company’s expected liability (benefit) for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before provision for (benefit from) income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $8.6 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of April 30, 2007.

As discussed in Note 1, “The Company and Summary of Significant Accounting Policies,” the Company adopted the provisions of FIN 48 on February 1, 2007, which did not result in a material adjustment to accumulated deficit. As of February 1, 2007, the Company had $14.0 million of unrecognized tax benefits. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and decrease net loss is $4.9 million. As of April 30, 2007, the Company’s unrecognized tax benefits including interest totaled $14.0 million of which $1.3 million is included as a component of other long-term liabilities and $3.7 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. The remaining $9.0 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements.

The Company currently anticipates that within the next several quarters a portion of its unrecognized tax benefits will be reversed upon completion of certain supporting documentation and the expiration of statutes of limitation in certain jurisdictions, which will allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for (benefit from) income taxes on the condensed consolidated statement of operations. As of April 30, 2007, the Company had $116,000 of interest and penalties accrued as a component of other long-term liabilities, associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal 2002 primarily include the U.S., the State of California, Japan and France. In addition, tax attribute carryforwards in years prior to fiscal year 2002 may also be subject to examination until they are fully utilized. Besides the State of New York, the Company is not under examination in any income tax jurisdiction at the present time.

Note 6: Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three Months Ended April 30,
	2007	2006
Net loss	$(4,551)	$(2,120)
Other comprehensive income:
Foreign currency translation adjustments	1,938	1,380
Unrealized gain (loss) on investments	480	(149)
Realized loss included in net loss	85	62

Other comprehensive income	2,503	1,293

Total comprehensive loss	$(2,048)	$(827)

Note 7: Net Loss per Share Computation

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For purposes of computing basic net loss per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method) and unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended April 30,
	2007	2006
Numerator for basic and diluted net loss per share- net loss	$(4,551)	$(2,120)

Denominator for basic and diluted net loss per share- weighted average shares	85,260	85,773

Basic and diluted net loss per share	$(0.05)	$(0.02)

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares of common stock is anti-dilutive for the three months ended April 30, 2006 and is therefore excluded from the above computation. Since Wind River had a net loss for the three months ended April 30, 2007 and 2006, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three months ended April 30, 2007 and 2006, it would have included in the computation dilutive potential common shares totaling approximately 1.2 million and 2.4 million, respectively, exclusive of anti-dilutive potential common shares, which amounted to approximately 13.7 million and 7.0 million for the three months ended April 30, 2007 and 2006, respectively.

Note 8: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program (“2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2007, the Company repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis.

During the three months ended April 30, 2007, the Company repurchased approximately 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, the Company has now completed the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the three months ended April 30, 2007 and for each of the fiscal years 2007, 2006 and 2005, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP, effective on February 1 of each year.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River agreed to grant 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. On March 20, 2007, the contractual restrictions imposed on the shares lapsed in accordance with their terms. However, the shares remain subject to applicable securities laws and may not be sold, transferred, assigned, pledged or hypothecated except in accordance with the provisions of Regulation S promulgated under the Securities Act of 1933, as amended, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration thereunder. The total fair value of the restricted stock issued was $2.4 million. The total amount was recorded as compensation expense over the period of the restriction as services were provided and approximately $309,000 and $276,000 of compensation expense was recognized during the three months ended April 30, 2007 and 2006, respectively.

Note 9: Stock-Based Compensation Plans

The Company has adopted certain equity incentive and stock purchase plans as described in Note 11, “Stock-Based Compensation Plans,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three months ended April 30, 2007 and 2006 (in thousands):

	Three Months Ended April 30,
	2007	2006
Cost of revenues	$586	$574
Selling and marketing expenses	1,420	1,444
Product development and engineering expenses	1,183	1,101
General and administrative expenses	2,148	2,249

Total stock-based compensation expense	$5,337	$5,368

Valuation Assumptions

Wind River uses the Black-Scholes option pricing model to determine the fair value of stock options and stock purchase rights. The fair value of each option grant or stock purchase right is estimated on the date of grant and is affected by the Company’s stock price and a number of highly complex and subjective variables including, but not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise and cancellation behaviors.

The Company used the following weighted average valuation assumptions to estimate the fair value of options granted during the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
Risk-free interest rate	4.46% - 4.48%	4.65% - 4.97%
Expected life (in years)	3.8 - 5.3	3.6 - 7.0
Expected volatility	41.8% - 55.4%	49.8% - 56.9%
Dividend yield	0%	0%

The weighted average fair value of stock option awards granted during the three months ended April 30, 2007 and 2006 was $3.88 and $5.97, respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
Risk-free interest rate	5.12%	4.38%
Expected life (in years)	0.2	0.5
Expected volatility	28.9%	46.9%
Dividend yield	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the three months ended April 30, 2007 and 2006 was $2.10 and $4.21, respectively.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the three months ended April 30, 2007 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2007	16,292	$10.94
Granted	2,415	10.08
Exercised	(373)	7.32
Cancelled	(605)	12.15

Outstanding at April 30, 2007	17,729	$10.86	5.24	$13,615

Vested and expected to vest at April 30, 2007	15,948	$10.84	5.13	$13,437

Options exercisable at April 30, 2007	10,554	$10.72	4.64	$12,368

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8.1 million options with exercise prices below the fair market value of the Company’s stock as of April 30, 2007. During the three months ended April 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1.0 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against its domestic deferred tax assets. As of April 30, 2007, there was approximately $29.9 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

Restricted Stock Unit Activity

During the first quarter of fiscal 2008, the Company commenced the granting of restricted stock units under its 2005 Equity Incentive Plan. The restricted stock units generally vest 25% per year over a four-year period. The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the three months ended April 30, 2007 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2007	—	$—
Granted	485	10.00
Cancelled	(2)	9.94

Outstanding at April 30, 2007	483	$10.00

As of April 30, 2007, there was $3.3 million in unrecognized stock-based compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted average period of approximately 4.0 years.

Note 10: Segment and Geographic Information

Wind River reports in one industry segment, technology for device operating systems, and provides the disclosures required in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East, and Africa), Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below (in thousands):

	Three Months Ended April 30,
	2007	2006
North America	$46,613	$34,899
EMEA	16,241	15,594
Japan	8,147	9,324
Asia Pacific	7,048	5,159

Total	$78,049	$64,976

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended April 30,
	2007	2006
Perpetual license revenues	$7,497	$8,925
Production license revenues	20,699	17,918
Subscription revenues	28,825	21,660
Maintenance revenues	7,866	7,911
Other service revenues	13,162	8,562

Total	$78,049	$64,976

No single customer accounted for more than 10% of Wind River’s total revenues during the three months ended April 30, 2007 or 2006.

Note 11: Legal Proceedings

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21,

2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for August 30, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether, if the fourth action is consolidated, to appoint additional co-lead counsel in the consolidated action. The Company has filed a demurrer to the complaints in the consolidated actions and the complaint in Case Number RG07310636, and the hearing on those demurrers is currently scheduled to take place on August 30, 2007.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and our use of an open-source strategy, our shift to an enterprise licensing model and the continued shift of our customers to our subscription-based enterprise license Wind River Platforms, our ability to increase our revenues, including deferred revenues, our cost of product, subscription and services, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing and general and administrative expenses, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of our new and current products, business models and market strategies, the outcome of litigation to which we are a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

Overview

Wind River is a global leader in Device Software Optimization (“DSO”). Our software is used to develop, run and manage devices better, faster, at a lower cost and more reliably. Our software and development tools are used to optimize the functionality of devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels, and coronary pacemakers. Wind River offers customers DSO solutions to enhance product performance, standardize designs across projects and throughout the enterprise, reduce research and development costs and shorten product development cycles.

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Recent Operating Results

Our total revenues were $78.0 million and $65.0 million during the three months ended April 30, 2007 and 2006, respectively. For the three months ended April 30, 2007 and 2006, we had a net loss of $4.6 million or $0.05 per diluted share and $2.1 million or $0.02 per diluted share, respectively.

Our total deferred revenues decreased to $126.0 million at April 30, 2007 from $127.0 million at January 31, 2007. The change was primarily due to a decrease of $3.5 million in long-term deferred revenues attributable to the ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold and was partially offset by increases in short-term deferred revenues of $2.5 million, primarily as a result of continued increases in sales of our Wind River Platforms and other enterprise license based products under our subscription-based license model. Of the total deferred revenues balance at April 30, 2007, approximately $114.6 million relates to deferred revenue classified as current. This deferred revenue relates to revenue that is due to be recognized as revenue within one year from the balance sheet date. Deferred revenues classified as long-term of $11.4 million relate to the portion of multi-year contracts that is due to be recognized as revenue in a time period greater than one year from the balance sheet date.

We generated cash flows from operations of $12.3 million and $13.2 million during the three months ended April 30, 2007 and 2006, respectively. During the three months ended April 30, 2007, we expended cash of approximately $10.1 million to acquire the RTLinux business from Finite State Machine Labs, Inc. In addition, during the three months ended April 30, 2007, we repurchased approximately 652,000 shares of our common stock for an aggregate purchase price of approximately $6.5 million.

Recent Developments

In February 2007, we acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for the RTLinux business from Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology. Pursuant to the purchase agreement, we also acquired rights to future runtime revenue streams for assumed RTLinux contracts. We paid cash consideration of approximately $10.1 million, comprised of $9.8 million in cash, plus acquisition related costs. We accounted for this acquisition in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and the effect of the acquisition was not material to our consolidated statement of operations, balance sheets, or cash flows. See Note 2, “Business Combinations, Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information regarding this acquisition.

On February 1, 2007, we adopted the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). EITF 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of EITF 06-2, we recorded a liability for sabbatical leave upon employee vesting in the benefit, which occurred only at the end of a five-year service period. Under EITF 06-2, we now accrue an estimated liability for sabbatical leave over the requisite five-year service period, as employee services are rendered. The adoption of EITF 06-2 resulted in a $1.3 million increase to accumulated deficit, accrued compensation and other long-term liabilities as of February 1, 2007.

On February 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. See Note 5, “Income Taxes,” in the notes to the accompanying condensed consolidated financial statements for further information.

Recent Accounting Pronouncements

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

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Results of Operations for the Three Months Ended April 30, 2007 and 2006

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
Product revenues	$28,196	$26,843	36%	41%
Subscription revenues	28,825	21,660	37	33
Service revenues	21,028	16,473	27	26

Total revenues, net	$78,049	$64,976	100%	100%

Total revenues increased 20% or $13.1 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase was primarily due to increased subscription and service revenues during the three months ended April 30, 2007.

While our product revenues have increased in the three months ended April 30, 2007 compared to the three months ended April 30, 2006, they have been historically affected by a decline in our perpetual license revenues as a result of the continued transition of our customers to subscription-based development licenses. Fees from the subscription-based licenses are recorded in deferred revenue and are recognized ratably as subscription revenue over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. Our service revenues, in particular maintenance revenues, have also been affected by the transition due to the fact that support services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
Perpetual license revenues	$7,497	$8,925	10%	14%
Production license revenues	20,699	17,918	26	27

Total product revenues, net	$28,196	$26,843	36%	41%

Perpetual license revenues decreased 16% or $1.4 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. Perpetual license revenues have decreased due primarily to the continued transition of customers to our subscription-based Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual license and hardware revenues will be relatively flat over the remainder of fiscal 2008.

Production license revenues increased 16% or $2.8 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase was primarily due to revenues derived from our license compliance programs that were recorded during the three months ended April 30, 2007. We expect production revenues to grow modestly over the remainder of fiscal 2008.

Subscription Revenues. Subscription revenues increased 33% or $7.2 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase in subscription revenues resulted primarily from increasing volumes of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2008.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
Maintenance revenues	$7,866	$7,911	10%	12%
Other service revenues	13,162	8,562	17	14

Total service revenues, net	$21,028	$16,473	27%	26%

Maintenance revenues declined 1% or $45,000 during the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The decline is primarily due to the transition of our customers to our subscription-based Wind River Platforms, which include maintenance as a part of the subscription fee and are therefore recognized as subscription revenues. We expect maintenance revenues will be relatively flat during the remainder of fiscal year 2008.

Other service revenues, which consist of professional services and training, increased 54% or $4.6 million in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase is due to increased business levels and leading edge technology projects, particularly in the aerospace and defense and consumer sectors. During the three months ended April 30, 2007 and 2006, we generated $2.4 million and $2.3 million, respectively, in revenue from fixed-price services contracts. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2008.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
North America	$46,613	$34,899	60%	54%
EMEA	16,241	15,594	21	24
Japan	8,147	9,324	10	14
Asia Pacific	7,048	5,159	9	8

Total revenues, net	$78,049	$64,976	100%	100%

Revenues from international sales increased 5% to $31.4 million in the three months ended April 30, 2007 from $30.1 million in the three months ended April 30, 2006. This increase was due to a 4% increase in revenues from EMEA, a 37% increase in revenues from Asia Pacific and was partially offset by a 13% decrease in revenues from Japan for the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The general level of increased revenues in each geographic area, excluding Japan, resulted primarily from higher customer demand for our software, both domestically and internationally. The decrease in Japan relates predominately to a change in product mix as sales of production licenses, which are generally recognized as revenue immediately, decreased from the prior year comparable period. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three months ended April 30, 2007 when compared to the three months ended April 30, 2006. As is the case with North America, our international revenues have also been affected as the result of the transition of some of our customers to our subscription-based Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 40% and 46% of total revenues in the three months ended April 30, 2007 and 2006, respectively. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen.

Deferred Revenues

Our deferred revenues consist of the following:

	April 30, 2007	January 31, 2007	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$77,866	$73,501	$4,365	6%
Maintenance and other	36,767	38,660	(1,893)	(5)

Total current deferred revenues	114,633	112,161	2,472	2
Long-term deferred revenues:
Subscription	10,278	13,426	(3,148)	(23)
Maintenance and other	1,086	1,442	(356)	(25)

Total long-term deferred revenues	11,364	14,868	(3,504)	(24)

Total deferred revenues	$125,997	$127,029	$(1,032)	(1)

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

The growth in current deferred revenue is primarily due to increasing business activity levels for our subscription-based Wind River Platforms. Total long-term deferred revenue decreased primarily due to ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
Product	$525	$779	2%	3%
Subscription	4,488	4,002	16	18
Service	13,970	10,589	66	64
Amortization of purchased intangibles	585	133	—	—

Total cost of revenues	$19,568	$15,503

Gross profit	$58,481	$49,473
Gross profit percentage	75%	76%

The general increase in overall costs of products and services, excluding amortization of purchased intangibles, is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product as a percentage of associated revenues decreased slightly from 3% in the three months ended April 30, 2006 to 2% in the three months ended April 30, 2007. The decrease is primarily attributable to additional allocations of gross product costs to cost of subscriptions due to increased subscription-related product revenues and lower amortization of capitalized software development costs and other costs. The decreases were partially offset by increased direct production and third-party royalty costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars, but remained relatively flat as a percentage of associated revenues, in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase in absolute dollars is related primarily to the overall increase in subscription revenues during the periods.

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

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services for the three months ended April 30, 2007 has increased both in absolute dollars and as a percentage of associated revenues, as compared to the same period ended April 30, 2006. The increase is primarily related to increased compensation costs of $1.5 million, due to increased headcount in the services organization, increased costs for consulting and other outside services of $1.5 million, primarily due to the increased levels of consulting services business, and increased facilities, information technology and other costs of $575,000. The increase was partially offset by $315,000 in additional allocations of gross service costs to cost of subscriptions due to increased subscription-related service revenues. We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to amortization of completed technology acquired through purchase transactions. The increase during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 is related primarily to our acquisitions of Interpeak and RT Linux. In March 2006, we acquired Interpeak and recorded $2.1 million of developed and core technology, which is being amortized to cost of revenue over a weighted average period of three years. In February 2007, we acquired RTLinux and recorded $3.9 million of developed and core technology, which is being amortized to cost of revenue over a period of three years. We expect that amortization of purchased intangibles will continue to increase for the remainder of fiscal year 2008 relative to historical levels due to the RTLinux acquisition.

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

The general increase in absolute dollars in selling and marketing, product development and engineering and general and administrative costs, relates primarily to increases in personnel expenses, professional fees, and general operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended April 30,		Percent Change
	2007	2006
	(In thousands, except percentages)
Selling and marketing	$33,423	$27,619	21%
As a percentage of net revenues	43%	43%

Total selling and marketing expenses increased by $5.8 million in the three months ended April 30, 2007, compared to the three months ended April 30, 2006. The increase in the three months ended April 30, 2007 primarily reflects higher employee-related compensation and other costs of $5.6 million related to increased headcount in the sales and marketing organization and increased commissions and travel expenses due to higher sales. Increased facilities, information technology and other outside service costs of $823,000 during the three months ended April 30, 2007 also contributed to the overall increase in costs as a result of increased headcount in the sales and marketing organization. The increases were partially offset by decreased marketing programs of $555,000 related to a higher volume of costs associated with trade shows and external conferences that occurred during the three months ended April 30, 2006.

We expect selling and marketing expenses to increase slightly over the remainder of fiscal year 2008.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percent Change
	2007	2006
	(In thousands, except percentages)
Product development and engineering	$19,881	$17,549	13%
As a percentage of net revenues	25%	27%

Total product development and engineering expenses increased by $2.3 million in the three months ended April 30, 2007, compared to the three months ended April 30, 2006. The increase in the three months ended April 30, 2007 is attributable to increased employee-related costs of $1.2 million related primarily to increased headcount in the product development and engineering organization and increased costs for facilities, information technology, and other outside services of $765,000, primarily due to the increased utilization of engineering consultants and increased headcount. In addition, we recorded restricted stock compensation expense of $309,000 and $276,000 in the three months ended April 30, 2007 and 2006, respectively, related to our acquisition of Interpeak in March 2006.

We expect product development and engineering expenses to increase slightly over the remainder of fiscal year 2008 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percent Change
	2007	2006
	(In thousands, except percentages)
General and administrative	$10,347	$8,113	28%
As a percentage of net revenues	13%	12%

Total general and administrative expenses increased by $2.2 million or 28% in the three months ended April 30, 2007, compared to the three months ended April 30, 2006. The overall increase reflects higher employee-related costs of $942,000 related to increased headcount and annual salary increases. Higher tax, legal and accounting fees of $1.5 million during the three months ended April 30, 2007 also contributed to the overall increase and is related predominately to the voluntary internal review of our historical stock option granting practices. The increases were partially offset by lower facilities, information technology and other outside service costs. In addition, general and administrative expenses for the three months ended April 30, 2006 include net restructuring reversals of $98,000, which also contributed to the increase in costs during the three months ended April 30, 2007.

We expect general and administrative expenses to remain relatively flat over the remainder of fiscal year 2008.

Amortization of Other Intangibles

The slight increase in amortization of other intangibles for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 is related to our acquisitions of Interpeak and RT Linux. In March 2006, we acquired Interpeak and recorded $900,000 of other intangibles, which are being amortized within operating expenses over a three to five year period. In February 2007, we acquired RTLinux and recorded $500,000 of other intangibles, which are being amortized within operating expenses over a period of two to five years.

Other Income (Expense)

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2007	2006	2007	2006
	(In thousands, except percentages)
Interest income	$2,146	$1,957	3%	3%
Interest expense	(104)	(618)	(1)	(1)
Other expense, net	(101)	(88)	—	—

Total other income, net	$1,941	$1,251	2%	2%

Interest Income. Interest income increased 10% or $189,000 in the three months ended April 30, 2007 compared to the three months ended April 30, 2006. The increase in interest income was primarily due to higher yields and lower amortization of bond premium discounts. The average yield for the three months ended April 30, 2007 was 4.90% compared to 4.09% for the three months ended April 30, 2006. Cash, cash equivalents and investments totaled $201.0 million and $212.4 million as of April 30, 2007 and 2006, respectively.

Interest Expense. Interest expense decreased by 83% or $514,000 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The decrease relates to the repayment of the remaining $42.2 million balance of our convertible subordinated notes on the December 2006 maturity date. Prior to fiscal year 2008, we paid interest on our 3.75% convertible subordinated notes semi-annually and recorded the amortization of certain issuance costs associated with these notes as interest expense.

Other Expense, Net. Other expense, net increased by 15% or $13,000 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006, respectively. The change relates primarily to increased net foreign currency losses of $178,000, which were partially offset by decreased investment management fees of $69,000 and increases in other miscellaneous gains, net, of $96,000.

Provision for Income Taxes

We had a provision for income taxes of $1.2 million and a benefit from incomes taxes of $532,000 for the three months ended April 30, 2007 and 2006, respectively. The provision (benefit) is based on estimates of our expected liability (benefit) for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income (loss) before provision for (benefit from) income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $8.6 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of April 30, 2007.

Liquidity and Capital Resources

As of April 30, 2007, we had working capital of approximately $24.0 million, and cash, cash equivalents and investments of approximately $201.0 million, which included $72.1 million of cash and cash equivalents, $26.8 million of short-term investments and $102.2 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Three Months Ended April 30,
	2007	2006
Net cash provided by operating activities	$12,317	$13,234
Net cash used in investing activities	(9,370)	(9,589)
Net cash used in financing activities	(3,808)	(1,391)

Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In the three months ended April 30, 2007, our operating activities provided net cash of $12.3 million compared to $13.2 million in the three months ended April 30, 2006.

Net cash provided by operating activities for the three months ended April 30, 2007, consisted of cash provided by operations of $4.5 million and an increase in cash of $7.8 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $12.3 million and was offset in part by a decrease in deferred revenues of $2.7 million and a decrease in accrued liabilities of $1.4 million. The decrease in accounts receivable was primarily due to strong cash collections during the quarter. The decrease in deferred revenues was due primarily to the ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold and was partially offset by increasing business activity levels for our subscription-based Wind River Platforms within current deferred revenues.

Net cash provided by operating activities for the three months ended April 30, 2006, consisted of cash provided by operations of $6.5 million and an increase in cash of $6.7 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues offset in part by increases in accounts payable and income taxes payable. The decrease in accounts receivable of $11.3 million was primarily due to strong cash collections and reduced activity in the quarter. The increase in deferred revenues of $2.2 million was due primarily to the continued customer adoption of our Wind River Platforms under the enterprise license model, which is a subscription-based model. Under this model, customers typically pay for the associated subscription fees upfront under our standard business terms whereas revenue is recognized ratably over the term of the subscription period, typically one year.

In the three months ended April 30, 2007, cash from operations includes a net loss of $4.6 million offset primarily by stock-based compensation and depreciation and amortization of $5.3 million and $3.0 million, respectively. In the three months ended April 30, 2006, cash from operations includes a net loss of $2.1 million offset primarily by stock-based compensation and depreciation and amortization (including amortization of bond issuance costs) of $5.4 million and $2.7 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $9.4 million and $9.6 million in the three months ended April 30, 2007 and 2006, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. During the three months ended April 30, 2007 and 2006 we expended cash, net of cash acquired of $10.1 million related to our acquisition of RTLinux and $17.2 million related to our acquisition of Interpeak, respectively. The acquisition of property and equipment totaled $2.5 million and $1.6 million for the three months ended April 30, 2007 and 2006, respectively. During the three months ended April 30, 2007, our maturities and sales of investments, net of purchases, was $3.2 million compared to $9.2 million during the three months ended April 30, 2006.

Our financing activities used net cash of $3.8 million and $1.4 million in the three months ended April 30, 2007 and 2006, respectively. During the three months ended April 30, 2007, and 2006, we received $2.7 million and $2.8 million respectively, due to the issuance of common stock from employee stock option exercises. Additionally, in the three months ended April 30, 2007, we repurchased approximately 652,000 common shares for approximately $6.5 million. In the three months ended April 30, 2006, we repurchased 350,000 common shares for approximately $4.2 million.

In June 2002, the Board of Directors authorized a stock repurchase program (“2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of our outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. Since the inception of the plan in fiscal 2003 through fiscal 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During the three months ended April 30, 2007, we repurchased approximately 652,000 shares of our common stock for a total cost of approximately $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan.

In conjunction with the 2002 Repurchase Plan, the Board of Directors authorized the allocation of up to 300,000 shares of our common stock from treasury stock each year for replenishment of the Employee Stock Purchase Plan (“ESPP”). The authorization is effective for five years, commencing in 2003. For the three months ended April 30, 2007 and for each of the fiscal years 2007, 2006 and 2005, the 2002 Repurchase Plan provided 300,000 shares for issuance to employees under the ESPP, effective on February 1 of each year.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of April 30, 2007, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Buy	Buy
Currency:	GBP(£)	EURO(€)	JPY(¥)	CAD(CAD$)	SEK(kr)
Amount:	200	14,950	122,000	9,000	17,000
Rate:	0.5025	0.73589	119.340	1.1186	6.72073
USD Equivalent:	$398	$20,316	$1,022	$8,046	$2,529
Maturity Date:	5/31/2007	5/31/2007	5/31/2007	5/31/2007	5/31/2007

We do not enter into derivative financial instruments for trading or speculative purposes. As of April 30, 2007, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

Equity Price Risk

As of April 30, 2007, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2007. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2007 Form 10-K for the fiscal year ended January 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Court has scheduled a status conference for August 30, 2007 to determine whether to consolidate this fourth action with the previously-consolidated actions described above and whether, if the fourth action is consolidated, to appoint additional co-lead counsel in the consolidated action. The Company has filed a demurrer to the complaints in the consolidated actions and the complaint in Case Number RG07310636, and the hearing on those demurrers is currently scheduled to take place on August 30, 2007.

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

Our mix of licensing models impacts the timing of our reported revenues, and our inability to accurately manage the volume of business expected for each licensing model could increase fluctuations in our revenue and financial results.

Because we license our development products primarily under two business models that recognize revenue differently, the rate of adoption of license models by our customers impacts the timing of our reported revenues. Under the enterprise license model, revenues are recognized ratably over the subscription period. By contrast, our traditional perpetual license model requires a majority of license revenues to be recognized in the quarter in which the products are delivered and a much smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. Therefore, an order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues are affected by the selection of license model type by our customers. There is a risk that we will not be able to continue or increase our rate of adoption of both of our subscription-based and perpetual-based license model, or that we may choose to focus our sales efforts and resources on particular, significant perpetual or subscription license opportunities that may or may not result in a sale. The impact on near-term and deferred revenues will continue to depend on the rate at which customers license products under our perpetual model or our enterprise license model. If we are unable to manage the rate of adoption of our license models by our customers at any time, our business, results of operations and financial condition would be negatively affected.

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

On February 1, 2006, we adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and are now required to measure and record compensation costs for all stock-based compensation, including our stock options and employee stock purchase plan, at fair value. The adoption of SFAS 123R has had and will continue to have a material adverse impact on our gross profit, income (loss) from operations, net income (loss), and our net income (loss) per share by decreasing our income or increasing our loss by the additional amount of such stock compensation charges. Also, a change in any other accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended April 30, 2007, our stock had an intra-day high sales price of $11.23 and an intra-day low sales price of $9.61. During fiscal 2007, our stock had an intra-day high sales price of $15.71 and an intra-day low sales price of $7.85. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended April 30, 2007:

Period	Total Number of Shares Repurchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
February 1 – February 28, 2007	—	$—	—	$6,521,168
March 1 – March 31, 2007	—	—	—	6,521,168
April 1 – April 30, 2007	651,800	10.00	651,800	4,356

Total for quarter ended April 30, 2007	651,800	$10.00	651,800	$4,356

(1)	In June 2002, the Board of Directors authorized a stock repurchase program to enable Wind River to acquire up to $30.0 million of outstanding common stock in the open market or through negotiated transactions for a period of two years. The Board of Directors extended the stock repurchase program for an additional two years in June 2004, and in June 2006, the Board extended the program to allow for the repurchase of the remaining balance of the $30.0 million authorized plan. As a result of the repurchases during the three months ended April 30, 2007, Wind River completed the 2002 Repurchase Plan.
(2)	Amounts are exclusive of broker commissions.

ITEM 5.	OTHER INFORMATION

On April 11, 2007, Jerry L. Fiddler, a member of our Board of Directors, executed a pre-arranged stock trading plan in accordance with the guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

ITEM 6.	EXHIBITS

10.1*	Form of Stock Option Agreement for use in connection with the Company’s 2005 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on April 2, 2007)

10.2*	Form of Restricted Stock Unit Agreement for use in connection with the Company’s 2005 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 8-K filed with the SEC on April 2, 2007)

10.3*	Offer Letter between Wind River Systems, Inc. and Ian Halifax dated January 30, 2007 (incorporated by reference from Exhibit 10.1 to Form 8-K filed with the SEC on February 1, 2007)

10.4*/#	Nonstatutory Stock Option Agreement between the Company and Ian Halifax dated March 21, 2007

10.5*/#	2005 Equity Incentive Plan, as amended and restated on March 27, 2007

10.6*/#	Employee Stock Purchase Plan as amended and restated through March 27, 2007

10.7*/#	Section 162(m) Performance Incentive Award Plan, adopted March 27, 2007

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.
#	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: June 11, 2007	By:	/s/ IAN R. HALIFAX
Ian R. Halifax Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary