Form 10-Q
period 2007-07-31
WIND RIVER SYSTEMS INC
filed 2007-09-10
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

(Address of principal executive offices)

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

As of August 31, 2007, there were 87,011,889 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues, net:
Product	$31,993	$32,101	$60,189	$58,944
Subscription	30,228	24,184	59,053	45,844
Service	22,408	17,425	43,436	33,898

Total revenues, net	84,629	73,710	162,678	138,686

Cost of revenues:
Product	667	713	1,192	1,492
Subscription	4,270	3,825	8,758	7,827
Service	14,381	11,422	28,351	22,011
Amortization of purchased intangibles	620	379	1,205	512

Total cost of revenues	19,938	16,339	39,506	31,842

Gross profit	64,691	57,371	123,172	106,844

Operating expenses:
Selling and marketing	31,888	28,399	65,311	56,018
Product development and engineering	20,819	18,319	40,700	35,868
General and administrative	9,215	8,434	19,562	16,547
Amortization of other intangibles	160	33	272	128

Total operating expenses	62,082	55,185	125,845	108,561

Income (loss) from operations	2,609	2,186	(2,673)	(1,717)

Other income (expense):
Interest income	2,367	2,151	4,513	4,108
Interest expense	(100)	(634)	(204)	(1,252)
Other expense, net	(300)	(9)	(401)	(97)

Total other income, net	1,967	1,508	3,908	2,759

Income before income taxes	4,576	3,694	1,235	1,042
Provision for income taxes	263	566	1,473	34

Net income (loss)	$4,313	$3,128	$(238)	$1,008

Net income (loss) per share:
Basic and diluted	$0.05	$0.04	$(0.00)	$0.01

Shares used in per share calculation:
Basic	86,151	85,548	85,713	85,660
Diluted	87,181	86,503	85,713	87,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	July 31, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$90,698	$71,316
Short-term investments	26,420	38,959
Accounts receivable, net	62,568	74,763
Prepaid and other current assets	17,183	17,239

Total current assets	196,869	202,277
Long-term investments	106,079	92,704
Property and equipment, net	76,440	74,997
Goodwill	113,505	108,354
Other intangibles, net	7,903	3,721
Other assets	16,832	16,512

Total assets	$517,628	$498,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,576	$7,131
Accrued and other current liabilities	19,326	15,892
Accrued compensation	20,876	20,093
Income taxes payable	1,150	1,376
Deferred revenues	104,452	112,161

Total current liabilities	155,380	156,653
Long-term deferred revenues	10,899	14,868
Other long-term liabilities	5,670	2,910

Total liabilities	171,949	174,431

Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 90,499 and 88,481 shares issued as of July 31, 2007 and January 31, 2007, respectively; 86,972 and 85,401 shares outstanding as of July 31, 2007 and January 31, 2007, respectively	90	88
Additional paid-in-capital	850,711	825,570
Treasury stock, 3,527 and 3,080 shares at cost as of July 31, 2007 and January 31, 2007, respectively	(51,097)	(46,233)
Accumulated other comprehensive income (loss)	892	(1,867)
Accumulated deficit	(454,917)	(453,424)

Total stockholders’ equity	345,679	324,134

Total liabilities and stockholders’ equity	$517,628	$498,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(238)	$1,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,358	5,261
Amortization of bond issuance costs	—	168
Stock-based compensation expense	10,864	11,038
401(k) common stock match	1,065	1,070
Realized loss from sales of available-for-sale securities, net	71	198
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,602	10,751
Accounts payable	871	(3,899)
Accrued liabilities	2,944	(1,031)
Accrued compensation	90	(332)
Income taxes payable	82	(1,750)
Deferred revenues	(13,844)	1,958
Other assets and liabilities	1,470	565

Net cash provided by operating activities	23,335	25,005

Cash flows from investing activities:
Acquisitions of property and equipment	(4,056)	(2,700)
Acquisitions, net of cash acquired	(10,149)	(17,345)
Purchases of investments	(46,678)	(41,230)
Sales of investments	665	346
Maturities of investments	45,586	52,297

Net cash used in investing activities	(14,632)	(8,632)

Cash flows from financing activities:
Issuance of common stock	14,972	5,238
Repurchase of common stock	(6,536)	(13,878)
Repayment of loan	—	(75)

Net cash provided by (used in) in financing activities	8,436	(8,715)

Effect of exchange rate changes on cash and cash equivalents	2,243	900

Net increase in cash and cash equivalents	19,382	8,558
Cash and cash equivalents at beginning of period	71,316	59,279

Cash and cash equivalents at end of period	$90,698	$67,837

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. See Note 5, “Income Taxes,” for further information.

Recent Accounting Pronouncements. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal year 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal year 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

The following table reflects the allocation of the total purchase price of $10.1 million as of the date of acquisition (in thousands):

Core and developed technology	$4,900
Customer contracts and related relationships	300
Non-compete agreements	300
Trademarks	100
Goodwill	4,672
Deferred revenues	(123)

Total purchase price	$10,149

In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of RTLinux, among other factors. Wind River used the income valuation approach in determining the fair values of the acquired intangible assets using a discount rate of 26%. The goodwill of $4.7 million represents Wind River’s assigned value for the long-term potential of the integration of RTLinux into Wind River’s overall Linux product strategy and is expected to be fully deductible for tax purposes. The estimated useful economic lives of the identifiable intangible assets acquired in the acquisition are four years for the core and developed technology, three years for customer contracts and related relationships, two years for the non-compete agreements and five years for the trademarks.

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

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets (in thousands):

	January 31, 2007	July 31, 2007
	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$108,354	$113,505	$—	$113,505
Developed and core technology and patents	2,725	37,771	(31,312)	6,459
Customer relationships, contracts and agreements	996	17,302	(15,858)	1,444

Total	$112,075	$168,578	$(47,170)	$121,408

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of the RTLinux business and, to a lesser extent, due to translation adjustments of goodwill and other intangibles denominated in foreign currencies. Developed and core technology and patents are being amortized over a weighted average period of 3.8 years. Customer relationships, contracts and agreements are being amortized over a weighted average period of 4.0 years.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company operates as one reporting unit and reviews goodwill for impairment at least annually during the second quarter of each fiscal year. The Company completed its annual goodwill impairment review during the second quarter of fiscal year 2008 and the results of the review did not indicate an impairment.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of July 31, 2007, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Buy	Buy	Buy	Buy
Currency	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)
Amount	16,880	540,000	6,900	16,700
Rate	0.7295	118.486	1.0689	6.7102
USD Equivalent	$23,139	$4,558	$6,455	$2,489
Maturity Date	8/31/2007	8/31/2007	8/31/2007	8/31/2007

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	July 31, 2007	January 31, 2007
Current deferred revenues:
Subscription	$72,770	$73,501
Maintenance and other	31,682	38,660

Total current deferred revenues	104,452	112,161
Long-term deferred revenues:
Subscription	9,760	13,426
Maintenance and other	1,139	1,442

Total long-term deferred revenues	10,899	14,868

Total deferred revenues	$115,351	$127,029

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

Note 5: Income Taxes

The Company had a provision for income taxes of $263,000 and $566,000 for the three months ended July 31, 2007 and 2006, respectively, and $1.5 million and $34,000 for the six months ended July 31, 2007 and 2006, respectively. The provision is based on estimates of the Company’s expected liability for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $9.3 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of July 31, 2007.

As discussed in Note 1, “The Company and Summary of Significant Accounting Policies,” the Company adopted the provisions of FIN 48 on February 1, 2007, which did not result in a material adjustment to accumulated deficit. As of February 1, 2007, the Company had $14.0 million of unrecognized tax benefits. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.9 million.

During the quarter, as a result of meeting certain recognition criteria, the Company recorded a benefit of $825,000 for a portion of previously unrecognized tax benefits. The Company currently anticipates that within the next several quarters, a portion of its unrecognized tax benefits will be reversed upon the expiration of statutes of limitation in certain jurisdictions, which will allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

As of July 31, 2007, the Company’s unrecognized tax benefits including interest totaled $13.2 million of which $1.0 million is included as a component of other long-term liabilities and $3.2 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.2 million. The remaining $9.0 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of July 31, 2007, the Company had $105,000 of interest and penalties accrued as a component of other long-term liabilities, associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2002 primarily include the U.S., the State of California, Japan and France. In addition, tax attribute carryforwards in years prior to fiscal year 2002 may also be subject to examination until they are fully utilized. In July 2007, the State of New York tax audit was concluded and no material adjustments or settlements were made in connection with the audit. The Company is not under examination in any income tax jurisdiction at the present time.

Note 6: Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net income (loss)	$4,313	$3,128	$(238)	$1,008
Other comprehensive income:
Foreign currency translation adjustments	352	422	2,290	1,802
Unrealized gain (loss) on investments	(82)	277	398	128
Realized (gain) loss included in net income (loss)	(14)	136	71	198

Other comprehensive income	256	835	2,759	2,128

Total comprehensive income	$4,569	$3,963	$2,521	$3,136

Note 7: Net Income (Loss) Per Share Computation

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method) and unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method).

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$4,313	$3,128	$(238)	$1,008

Denominator:
Weighted average common shares outstanding- basic	86,151	85,548	85,713	85,660
Effect of dilutive potential common shares	1,030	955	—	1,388

Weighted average common shares outstanding- diluted	87,181	86,503	85,713	87,048

Net income (loss) per share
Basic	$0.05	$0.04	$(0.00)	$0.01
Diluted	$0.05	$0.04	$(0.00)	$0.01

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares of common stock is anti-dilutive for the three and six months ended July 31, 2006 and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 10.1 million shares for the three months ended July 31, 2007, and 13.1 million and 11.6 million shares, respectively, for the three and six months ended July 31, 2006. Since Wind River had a net loss for the six months ended July 31, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the six months ended July 31, 2007, it would have included in the computation dilutive potential common shares totaling approximately 1.1 million, exclusive of anti-dilutive potential common shares, which amounted to approximately 10.5 million shares.

Note 8: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal year 2003 through fiscal year 2007, the Company repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During the six months ended July 31, 2007, the Company repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, the Company completed the 2002 Repurchase Plan in the first quarter of fiscal year 2008.

In June 2007, the Board of Directors authorized a new stock repurchase program to enable Wind River to acquire up to $50.0 million of its outstanding common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. No repurchases have been made under the new program.

The Board of Directors and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For the six months ended July 31, 2007 and in each prior year commencing in fiscal year 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

Restricted Stock

In connection with the acquisition of Interpeak on March 20, 2006, Wind River issued 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. On March 20, 2007, the contractual restrictions imposed on the shares lapsed in accordance with their terms. However, the shares remain subject to certain restrictions under applicable securities laws. The total fair value of the restricted stock issued was $2.4 million and was recorded as stock-based compensation expense over the restriction period as services were provided.

Note 9: Stock-Based Compensation Plans

The Company has adopted certain equity incentive and stock purchase plans as described in Note 11, “Stock-Based Compensation Plans,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three and six months ended July 31, 2007 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Cost of revenues	$690	$619	$1,276	$1,193
Selling and marketing	1,562	1,383	2,982	2,827
Product development and engineering (1)	1,044	1,390	2,227	2,491
General and administrative	2,231	2,278	4,379	4,527

Total stock-based compensation expense	$5,527	$5,670	$10,864	$11,038

(1)	Includes stock-based compensation expense of $309,000 for the six months ended July 31, 2007 and $605,000 and $881,000 for the three and six months ended July 31, 2006, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

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

The Company used the following weighted average valuation assumptions to estimate the fair value of options granted during the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Risk-free interest rate	5.08%	5.03% - 5.21%	4.46% - 5.08%	4.65% - 5.21%
Expected life (in years)	3.8 - 3.9	3.6 - 4.0	3.8 - 5.3	3.6 - 7.0
Expected volatility	36.3% - 36.6%	52.1% - 56.5%	36.3% - 47.7%	52.1% - 56.9%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock option awards granted during the three and six months ended July 31, 2007 was $3.89 and $3.74, respectively, and the weighted average fair value of stock option awards granted during the three and six months ended July 31, 2006 was $4.24 and $5.56, respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Risk-free interest rate	4.87%	5.27%	5.02%	5.27%
Expected life (in years)	0.5	0.5	0.3	0.5
Expected volatility	26.1%	38.7%	27.7%	38.7%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the three and six months ended July 31, 2007 was $2.53 and $2.28, respectively, and the weighted average fair value of common stock purchase rights granted under the ESPP during both the three and six months ended July 31, 2006 was $2.37.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the six months ended July 31, 2007 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2007	16,292	$10.94
Granted	2,765	10.19
Exercised	(1,915)	6.90
Cancelled	(1,337)	12.68

Outstanding at July 31, 2007	15,805	$11.15	5.31	$7,163

Vested and expected to vest at July 31, 2007	14,105	$11.18	5.21	$7,096

Options exercisable at July 31, 2007	9,128	$11.20	4.82	$6,567

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 5.9 million options with exercise prices below the fair market value of the Company’s stock as of July 31, 2007. During the six months ended July 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $6.8 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against its domestic deferred tax assets. As of July 31, 2007, there was approximately $26.9 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Unit Activity

During the first quarter of fiscal year 2008, the Company commenced the granting of restricted stock units under its 2005 Equity Incentive Plan. The restricted stock units generally vest 25% per year over a four-year period. The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the six months ended July 31, 2007 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2007	—	$—
Granted	552	10.11
Cancelled	(12)	9.95

Outstanding at July 31, 2007	540	$10.11

As of July 31, 2007, there was $3.7 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.9 years.

Note 10: Segment and Geographic Information

Wind River reports in one industry segment, technology for device software optimization, and provides the disclosures required in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Wind River business is principally managed on a consolidated basis. Wind River markets its products and related services to customers in four geographic regions: North America (the United States and Canada), EMEA (Europe, the Middle East, and Africa), Japan and Asia Pacific. Internationally, Wind River markets its products and services primarily through its subsidiaries and various distributors. Revenues are generally attributed to geographic areas based on the country in which the customer is domiciled.

Revenue information by region is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
North America	$45,360	$39,191	$91,973	$74,090
EMEA	18,361	16,946	34,602	32,540
Japan	13,301	9,937	21,448	19,261
Asia Pacific	7,607	7,636	14,655	12,795

Total	$84,629	$73,710	$162,678	$138,686

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Perpetual license revenues	$11,494	$10,516	$18,991	$19,441
Production license revenues	20,499	21,585	41,198	39,503
Subscription revenues	30,228	24,184	59,053	45,844
Maintenance revenues	8,942	7,579	16,808	15,490
Other service revenues	13,466	9,846	26,628	18,408

Total	$84,629	$73,710	$162,678	$138,686

No single customer accounted for more than 10% of Wind River’s total revenues during the three and six months ended July 31, 2007 or 2006.

Note 11: Legal Proceedings

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company has filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action. The hearing on the Company’s demurrer to the complaint in the consolidated action is currently scheduled to take place on November 29, 2007. The Court has not set a trial date, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

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

Note 12: Subsequent Event

In August 2007, Wind River acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately-held professional services company based in Romania. The acquisition will enable the Company to increase the number of skilled consultants in its professional services organization and to expand its service offerings throughout Europe and globally. The Company paid cash consideration of approximately $1.2 million, excluding direct acquisition costs. In addition, the Company agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $200,000, which will be payable if Comsys achieves certain specified future financial results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and our use of an open-source strategy, our shift to an enterprise licensing model and the continued shift of our customers to our subscription-based enterprise license Wind River Platforms, our ability to increase our revenues, including deferred revenues, our ability to increase our services backlog, our cost of product, subscription and services, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing and general and administrative expenses, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our new and current products, business models and market strategies, the outcome of litigation to which we are a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

Recent Operating Results

Our total revenues were $84.6 million and $73.7 million during the three months ended July 31, 2007 and 2006, respectively, and $162.7 million and $138.7 million during the six months ended July 31, 2007 and 2006, respectively. For the three months ended July 31, 2007 and 2006, we had a net income of $4.3 million or $0.05 per diluted share and $3.1 million or $0.04 per diluted share, respectively. For six months ended July 31, 2007 and 2006, we had a net loss of $238,000 or $0.00 per diluted share and net income of $1.0 million or $0.01 per diluted share, respectively.

Our total deferred revenues decreased to $115.4 million at July 31, 2007 from $127.0 million at January 31, 2007. The decrease was due primarily to the ratable recognition of subscription contracts and the recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. In addition, deferred revenues declined as a result of a seasonal decrease in subscription renewals and due to an increase in demand for our professional services, which is not immediately reflected in deferred revenues.

We generated cash flows from operations of $23.3 million and $25.0 million during the six months ended July 31, 2007 and 2006, respectively. During the six months ended July 31, 2007, we expended cash of approximately $10.1 million to acquire the RTLinux business from Finite State Machine Labs, Inc.

Recent Developments

In August 2007, we acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately-held professional services company based in Romania. The acquisition will enable us to increase the number of skilled consultants in our professional services organization and to expand our service offerings throughout Europe and globally. We paid cash consideration of approximately $1.2 million, excluding direct acquisition costs. In addition, we agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $200,000, which will be payable if Comsys achieves certain specified future financial results.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 will be effective beginning in the first quarter of fiscal year 2009. We are evaluating the impact that this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal year 2009. We are currently evaluating the impact that this statement will have on our consolidated financial statements.

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

Results of Operations for the Three and Six Months Ended July 31, 2007 and 2006

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Product revenues	$31,993	$32,101	38%	43%	$60,189	$58,944	37%	43%
Subscription revenues	30,228	24,184	36	33	59,053	45,844	36	33
Service revenues	22,408	17,425	26	24	43,436	33,898	27	24

Total revenues, net	$84,629	$73,710	100%	100%	$162,678	$138,686	100%	100%

Total revenues increased 15% or $10.9 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and 17% or $24.0 million in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increase was primarily due to increased subscription and service revenues during the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006.

While our product revenues have increased in the six months ended July 31, 2007 compared to the six months ended July 31, 2006, they have been historically affected by a decline in our perpetual license revenues as a result of our customers’ continued adoption of subscription-based development licenses. Fees from subscription-based licenses are recorded in deferred revenue and are recognized ratably as subscription revenue over the license term, which is typically one year. In contrast, under our perpetual model, a significant percentage of the transaction fee is recognized in the quarter the transaction is completed. Our service revenues, in particular maintenance revenues, have also been affected by the continued adoption of subscription-based development licenses due to the fact that support services under the enterprise licensing model are recorded as subscription revenues, rather than under service revenues, as they are when related to maintenance on a perpetual license.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Perpetual license revenues	$11,494	$10,516	14%	14%	$18,991	$19,441	12%	14%
Production license revenues	20,499	21,585	24	29	41,198	39,503	25	29

Total product revenues, net	$31,993	$32,101	38%	43%	$60,189	$58,944	37%	43%

Perpetual license revenues increased 9% or $978,000 in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and decreased 2% or $450,000 in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increase during three months ended July 31, 2007 is due to the sale of a large perpetual license and due to the recognition of a contract which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. Perpetual license revenues decreased in the six months ended July 31, 2007 due primarily to our customers’ continued adoption of subscription-based Wind River Platforms, which are accounted for as subscription revenues. We expect perpetual license and hardware revenues will be relatively flat over the remainder of fiscal year 2008.

Production license revenues decreased 5% or $1.1 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and increased 4% or $1.7 million in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The decrease in three months ended July 31, 2007 and increase for the six months ended July 31, 2007 relates primarily to the variability and timing of revenues derived from our license compliance programs. We expect production revenues to grow modestly over the remainder of fiscal year 2008.

Subscription Revenues. Subscription revenues increased 25% or $6.0 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and 29% or $13.2 million in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increases in subscription revenues resulted primarily from increasing volumes of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2008.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Maintenance revenues	$8,942	$7,579	10%	10%	$16,808	$15,490	10%	11%
Other service revenues	13,466	9,846	16	14	26,628	18,408	17	13

Total service revenues, net	$22,408	$17,425	26%	24%	$43,436	$33,898	27%	24%

Maintenance revenues increased 18% or $1.4 million during the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and 9% or $1.3 million during the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increases were due primarily to the recognition of maintenance revenues, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. We expect maintenance revenues will be relatively flat during the remainder of fiscal year 2008.

Other service revenues, which consist of professional services and training, increased 37% or $3.6 million in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and 45% or $8.2 million in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increases were due to increased business levels and demand for our professional services expertise, in particular product customization in the aerospace and defense and consumer sectors. During the three months ended July 31, 2007 and 2006, we generated $3.2 million and $1.2 million, respectively, in revenue from fixed-price services contracts and $5.6 million and $3.5 million during the six months ended July 31, 2007 and 2006, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2008.

As a result of the increased demand for our professional services during the six months ended July 31, 2007, our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased. We expect that most of the services backlog will be billed and delivered within the next twelve months, however service contracts can be subject to change or termination. We expect services backlog to continue to increase over the remainder of fiscal year 2008.

Revenues by Geography

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
North America	$45,360	$39,191	54%	53%	$91,973	$74,090	57%	53%
EMEA	18,361	16,946	22	23	34,602	32,540	21	23
Japan	13,301	9,937	16	13	21,448	19,261	13	14
Asia Pacific	7,607	7,636	8	11	14,655	12,795	9	10

Total revenues, net	$84,629	$73,710	100%	100%	$162,678	$138,686	100%	100%

Revenues from international sales increased 14% to $39.3 million in the three months ended July 31, 2007 from $34.5 million in the three months ended July 31, 2006 and 9% to $70.7 million in the six months ended July 31, 2007 from $64.6 million in the six months ended July 31, 2006. The increase for the three months ended July 31, 2007 was due to an 8% increase in revenues from EMEA and a 34% increase in revenues from Japan and was offset by a slight percentage decrease in revenues from Asia Pacific. The increase for the six months ended July 31, 2007 was due to a 6% increase in revenues from EMEA, a 15% increase in revenues from Asia Pacific and an 11% increase in revenues from Japan. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three and six months ended July 31, 2007 when compared to the three and six months ended July 31, 2006. As is the case with North America, our international revenues have also been affected by our customers’ continued adoption of subscription-based Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 46% and 47% of total revenues in the three months ended July 31, 2007 and 2006, respectively, and 43% and 47% of total revenues in the six months ended July 31, 2007 and 2006, respectively. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consist of the following:

	July 31, 2007	January 31, 2007	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$72,770	$73,501	$(731)	(1	) %
Maintenance and other	31,682	38,660	(6,978)	(18)

Total current deferred revenues	104,452	112,161	(7,709)	(7)
Long-term deferred revenues:
Subscription	9,760	13,426	(3,666)	(27)
Maintenance and other	1,139	1,442	(303)	(21)

Total long-term deferred revenues	10,899	14,868	(3,969)	(27)

Total deferred revenues	$115,351	$127,029	$(11,678)	(9	) %

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

Our total deferred revenues decreased to $115.4 million at July 31, 2007 from $127.0 million at January 31, 2007. Short-term deferred revenues decreased by $7.7 million primarily due to the recognition of various contracts which had been previously deferred as the revenue recognition criteria had not been met until the current quarter, due to a seasonal decline in subscription renewals and due to an increase in demand for our professional services, which is not immediately reflected in deferred revenues. Long-term deferred revenues decreased by $4.0 million due primarily to the ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold. We expect deferred revenues to increase by the end of fiscal year 2008.

Cost of Revenues

	Three Months Ended July 31,		Percentage of Associated Revenues, net		Six Months Ended July 31,		Percentage of Associated Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
			(In thousands, except percentages)
Product	$667	$713	2%	2%	$1,192	$1,492	2%	3%
Subscription	4,270	3,825	14	16	8,758	7,827	15	17
Service	14,381	11,422	64	66	28,351	22,011	65	65
Amortization of purchased intangibles	620	379	—	—	1,205	512	—	—

Total cost of revenues	$19,938	$16,339			$39,506	$31,842

Gross profit	$64,691	$57,371			$123,172	$106,844
Gross profit percentage	76%	78%			76%	77%

The general increase in overall costs of revenues is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product decreased in absolute dollars, but remained relatively flat as a percentage of associated revenues, during the three and six months ended July 31, 2007 as compared to the three and six months ended July 31, 2006. The decrease in absolute dollars during the three and six months ended July 31, 2007 is primarily attributable to lower amortization of capitalized software development costs, which were primarily offset by increased inventory costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars, but remained relatively flat as a percentage of associated revenues, in the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006. The increase in absolute dollars is related primarily to the overall increase in subscription revenues during the periods.

We expect costs of subscriptions to continue to decrease as a percentage of subscription revenue over the remainder of fiscal year 2008, based on the level of sales of our subscription-based Wind River Platforms. Cost of subscriptions may be affected in the future by direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased in absolute dollars, but remained relatively flat as a percentage of associated revenues, during the three and six months ended July 31, 2007 as compared to the three and six months ended July 31, 2006. The increase in cost of services during the three and six months ended July 31, 2007 is primarily related increased costs for consulting and other outside services of $2.2 million and $3.7 million, respectively, due to increased levels of consulting service revenue. Increased compensation costs of $1.1 million and $2.6 million during the three and six months ended July 31, 2007, respectively, as a result of increased headcount in the services organization, also contributed to the overall increase. We expect cost of services to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology acquired through purchase transactions. The increase during the three and six months ended July 31, 2007 as compared to the three and six months ended July 31, 2006 is related primarily to our acquisitions of Interpeak and the RTLinux business. In March 2006, we acquired Interpeak and recorded $2.1 million of developed and core technology, which is being amortized to cost of revenues over a weighted average period of three years. In February 2007, we acquired the RTLinux business and recorded $4.9 million of developed and core technology, which is being amortized to cost of revenues over a period of four years.

We expect that amortization of purchased intangibles will continue to increase for the remainder of fiscal year 2008 relative to historical levels due to the acquisition of the RTLinux business. In addition, amortization of purchased intangibles may increase in the future should we decide to acquire further entities.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on headcount data. Information technology allocated costs include salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

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

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Selling and marketing	$31,888	$28,399	12%	$65,311	$56,018	17%
As a percentage of net revenues	38%	39%		40%	40%

Total selling and marketing expenses increased by $3.5 million during the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and $9.3 million during the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increase in the three and six months ended July 31, 2007 primarily reflects higher employee-related costs of $4.0 million and $9.6 million, respectively, related to increased headcount and higher sales commissions and bonuses due to increased revenues. Outside consulting costs increased by $448,000 and $747,000 during the three and six months ended July 31, 2007, respectively, as a result of increased investment in the sales and marketing organizations. The overall fluctuations were also attributable to increased facilities, information technology and outside service costs of $412,000 and $967,000 during the three and six months ended July 31, 2007, respectively, related primarily to increased headcount. The increases were partially offset by decreased marketing programs of $1.6 million and $2.2 million during the three and six months ended July 31, 2007, respectively, related to a higher volume of costs associated with trade shows and external conferences that were incurred during the comparable periods in the prior year.

We expect selling and marketing expenses to increase slightly in absolute dollars over the remainder of fiscal year 2008.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2007	2006		2007	2006
	(In thousands, except percentages)
Product development and engineering	$20,819	$18,319	14%	$40,700	$35,868	13%
As a percentage of net revenues	25%	25%		25%	26%

Total product development and engineering expenses increased by $2.5 million during the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and $4.8 million during the six months ended July 31, 2007 compared to the six months ended July 31, 2006. Increased consulting fees of $1.2 million and $1.6 million contributed to the overall increases in expenses during the three and six months ended July 31, 2007, respectively, resulting primarily from an increase in the utilization of engineering consultants. The overall fluctuations were also attributable to increased employee-related costs, including stock-based compensation, of $1.2 million and $2.8 million during the three and six months ended July 31, 2007, respectively, related primarily to increased headcount in the product development and engineering organization.

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

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2007	2006		2007	2006
	(In thousands, except percentages)
General and administrative	$9,215	$8,434	9%	$19,562	$16,547	18%
As a percentage of net revenues	11%	11%		12%	12%

Total general and administrative expenses increased by $781,000 in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and $3.0 million in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The overall increase during the three and six months ended July 31, 2007 reflects higher employee-related costs of $486,000 and $1.5 million, respectively, related to increased salaries and benefits. The overall fluctuations were also attributable to an increase in facilities and information technology costs of $820,000 and $641,000 during the three and six months ended July 31, 2007, respectively, primarily related to new facility leases and incremental costs associated with these leases. Higher tax, legal and accounting fees of $345,000 and $1.8 million during the three and six months ended July 31, 2007, respectively, also contributed to the overall increase and is primarily attributable to the Company’s historical stock option review and related litigation. The increases were partially offset by a decrease in outside service costs of $896,000 and $949,000 during the three and six months ended July 31, 2007, respectively, related to lower utilization of consultants. In addition, general and administrative expenses include net restructuring reversals of $60,000 and $158,000 for the three and six months ended July 31, 2006, respectively, which also contributed to the increase in costs for the three and six months ended July 31, 2007.

We expect general and administrative expenses to increase slightly over the remainder of fiscal year 2008.

Amortization of Other Intangibles

The increase in amortization of other intangibles for the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006 is related to our acquisitions of Interpeak and the RTLinux business. In March 2006, we acquired Interpeak and recorded $900,000 of other intangibles, which are being amortized within operating expenses over a three to five year period. In February 2007, we acquired the RTLinux business and recorded $700,000 of other intangibles, which are being amortized within operating expenses over a period of two to five years.

We expect that amortization of other intangibles will increase slightly for the remainder of fiscal year 2008 relative to historical levels due to the acquisition of the RTLinux business and the recent Comsys acquisition. In addition, amortization of other intangibles may increase in the future should we decide to acquire further entities.

Other Income (Expense)

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
			(In thousands, except percentages)
Interest income	$2,367	$2,151	3%	3%	$4,513	$4,108	3%	3%
Interest expense	(100)	(634)	—	(1)	(204)	(1,252)	—	(1)
Other expense, net	(300)	(9)	(1)	—	(401)	(97)	(1)	—

Total other income, net	$1,967	$1,508	2%	2%	$3,908	$2,759	2%	2%

Interest Income. Interest income increased 10% or $216,000 in the three months ended July 31, 2007 compared to the three months ended July 31, 2006 and 10% or $405,000 in the six months ended July 31, 2007 compared to the six months ended July 31, 2006. The increase in interest income was primarily due to increased yields on marginally higher cash, cash equivalent and investment balances. The average yield for the three months ended July 31, 2007 was 4.93% compared to 4.67% for the three months ended July 31, 2006 and 4.91% for the six months ended July 31, 2007 compared to 4.39% for the six months ended July 31, 2006. Cash, cash equivalents and investments totaled $223.2 million and $216.2 million as of July 31, 2007 and 2006, respectively.

Interest Expense. Interest expense decreased by 84% or $534,000 in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and 84% or $1.0 million in the six months ended July 31, 2007 as compared to the six months ended July 31, 2006. The decrease relates to the repayment of the remaining $42.2 million balance of our convertible subordinated notes on the December 2006 maturity date. Prior to fiscal year 2008, we paid interest on our 3.75% convertible subordinated notes semi-annually and recorded the amortization of certain issuance costs associated with these notes as interest expense.

Other Expense, Net. Other expense, net increased by $291,000 in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and $304,000 in the six months ended July 31, 2007 as compared to the six months ended July 31, 2006. The change in the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006 relates primarily to increased net foreign currency losses of $281,000 and $459,000, respectively, which were partially offset by decreased investment management fees of $31,000 and $100,000, respectively.

Provision for Income Taxes

We had a provision for income taxes of $263,000 and $566,000 for the three months ended July 31, 2007 and 2006, respectively, and $1.5 million and $34,000 for the six months ended July 31, 2007 and 2006, respectively. The provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items. The provision for income taxes increased by $1.4 million for the six months ended July 31, 2007 compared to the six months ended July 31, 2006, due primarily to the impact of changes in jurisdictional forecasts on the business. The increase was offset in part by the recognition of a benefit of $825,000 for a portion of previously unrecognized tax benefits.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $9.3 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2007, we had working capital of approximately $41.5 million, and cash, cash equivalents and investments of approximately $223.2 million, which included $90.7 million of cash and cash equivalents, $26.4 million of short-term investments and $106.1 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Six Months Ended July 31,
	2007	2006
Net cash provided by operating activities	$23,335	$25,005
Net cash used in investing activities	$(14,632)	$(8,632)
Net cash provided by (used in) financing activities	$8,436	$(8,715)

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. During the six months ended July 31, 2007, our operating activities provided net cash of $23.3 million compared to $25.0 million in the six months ended July 31, 2006.

Net cash provided by operating activities for the six months ended July 31, 2007, consisted of cash provided by operations of $18.1 million and an increase in cash of $5.2 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $13.6 million and an increase in accrued liabilities of $2.9 million and partially offset by a decrease in deferred revenues of $13.8 million. The decrease in accounts receivable was primarily due to strong cash collections during the first half of fiscal year 2008. The decrease in deferred revenues was due primarily to the ratable recognition of subscription contracts and the recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. In addition, both account receivable and deferred revenues declined as a result of a seasonal decrease in subscription renewals.

Net cash provided by operating activities for the six months ended July 31, 2006, consisted of cash provided by operations of $18.7 million and an increase in cash of $6.3 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable and an increase in deferred revenues, offset in part by decreases in accounts payable, accrued liabilities and income taxes payable. The decrease in accounts receivable of $10.8 million was primarily due to strong cash collections during the first half of fiscal year 2007. The increase in deferred revenue of $2.0 million was due primarily to increased volume associated with our subscription-based license model. The decrease in accounts payable of $3.9 million was primarily attributable to timing differences.

During the six months ended July 31, 2007, cash from operations includes a net loss of $238,000 offset primarily by stock-based compensation and depreciation and amortization of $10.9 million and $6.4 million, respectively. During the six months ended July 31, 2006, cash from operations includes a net income of $1.0 million and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $11.0 million and $5.3 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $14.6 million and $8.6 million in the six months ended July 31, 2007 and 2006, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. During the six months ended July 31, 2007, we expended cash of $10.1 million related to our acquisition of the RTLinux business and during the six months ended July 31, 2006, we expended cash, net of cash acquired, of $17.3 million related to our acquisition of Interpeak. The acquisition of property and equipment totaled $4.1 million and $2.7 million for the six months ended July 31, 2007 and 2006, respectively. During the six months ended July 31, 2007, our maturities and sales of investments, net of purchases, was ($427,000) compared to $11.4 million during the six months ended July 31, 2006.

Our financing activities provided net cash of $8.4 million and used net cash of $8.7 million in the six months ended July 31, 2007 and 2006, respectively. During the six months ended July 31, 2007, and 2006, we received $15.0 million and $5.2 million, respectively, due to the issuance of common stock from employee stock option exercises and purchases under our employee stock purchase plan. Additionally, during the six months ended July 31, 2007 we repurchased 652,000 of our common shares for approximately $6.5 million compared to the repurchase of 1.5 million of our common shares for $13.9 million during the six months ended July 31, 2006.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal year 2003 through fiscal year 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During the six months ended July 31, 2007, we repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan in the first quarter of fiscal year 2008.

In June 2007, the Board of Directors authorized a new stock repurchase program to enable us to acquire up to $50.0 million of our outstanding common stock in the open market or through negotiated transactions. We may repurchase shares from time to time at our discretion in accordance with applicable securities laws. We have not made any repurchases under the new program.

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

We currently plan to reinvest our cash generated from operations in new highly liquid, investment-grade instruments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions or other strategic investments.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of July 31, 2007, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Buy		Buy		Buy		Buy
Currency	EURO(€	)	JPY( ¥	)	CAD(CAD$	)	SEK(kr	)
Amount	16,880		540,000		6,900		16,700
Rate	0.72950		118.486		1.0689		6.7102
USD Equivalent	$23,139		$4,558		$6,455		$2,489
Maturity Date	8/31/2007		8/31/2007		8/31/2007		8/31/2007

We do not enter into derivative financial instruments for trading or speculative purposes. As of July 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

As of July 31, 2007, cash and cash equivalents held outside the U.S. totaled approximately $53.9 million.

Equity Price Risk

As of July 31, 2007, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2007. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2007 Form 10-K for the fiscal year ended January 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company has filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action. The hearing on the Company’s demurrer to the complaint in the consolidated action is currently scheduled to take place on November 29, 2007. The Court has not set a trial date, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

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

In addition, it is possible that a court could hold the GPL to be unenforceable through a legal challenge, or that someone could assert a claim for proprietary rights in a program developed and distributed under them. If an open-source license that applies to the licensing of components of our open-source products is found to be partially or completely unenforceable, or if there are claims of infringement, we could be required to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis. An adverse legal decision affecting our intellectual property could materially harm our business.

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

A change in any accounting pronouncements or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended July 31, 2007, our stock had an intra-day high sales price of $11.40 and an intra-day low sales price of $9.51. During fiscal year 2007, our stock had an intra-day high sales price of $15.71 and an intra-day low sales price of $7.85. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 13, 2007 the following matters were submitted to a vote of the security holders:

(1)	To elect the following individuals to serve as directors of Wind River:

Name	Voted For	Withheld
John C. Bolger	76,323,484	4,458,189
Jerry L. Fiddler	79,065,077	1,716,596
Narendra K. Gupta	79,060,164	1,721,509
Grant M. Inman	74,381,800	6,399,873
Harvey C. Jones	76,468,561	4,313,112
Kenneth R. Klein	77,784,156	2,997,517
Standish O’Grady	77,069,465	3,712,208

(2)	To ratify the selection of PricewaterhouseCoopers LLP as Wind River’s independent registered public accounting firm:

For	Against	Abstain
78,984,296	1,755,991	41,386

(3)	Approval of an amendment of the Company’s 2005 Equity Incentive Plan to increase the aggregate number of shares of the Company’s Common Stock authorized and reserved for issuance under the 2005 Equity Incentive Plan by 6,400,000 shares:

For	Against	Abstain
56,557,221	10,830,923	180,540

(4)	Approval of the Company’s Section 162(m) Performance Incentive Award Plan:

For	Against	Abstain
77,111,114	3,475,571	194,988

(5)	Approval of an amendment of the Company’s 1993 Employee Stock Purchase Plan to increase the aggregate number of shares of the Company’s Common Stock authorized and reserved for issuance under the 1993 Employee Stock Purchase Plan by 1,800,000 shares plus annual increases of up to 300,000 shares in each of the five years commencing in 2008 so long as such increases consist of shares repurchased in the open market:

For	Against	Abstain
55,217,394	12,184,097	167,192

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.1(a)-(d) of the registrant’s Report on Form 10-Q filed on December 15, 2000).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the registrant’s Report on Form 8-K filed November 4, 1999).

3.3	Amended and Restated Bylaws of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Report on Form 10-K filed on May 1, 2007).

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2006 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder (incorporated by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed on October 3, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Dated: September 10, 2007	By:	/s/ IAN R. HALIFAX
Ian R. Halifax
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)