Form 10-Q
period 2007-10-31
WIND RIVER SYSTEMS INC
filed 2007-12-10
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

As of November 30, 2007, there were 87,291,372 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenues, net:
Product	$29,735	$27,009	$89,924	$85,953
Subscription	30,886	25,698	89,939	71,542
Service	21,022	17,838	64,458	51,736

Total revenues, net	81,643	70,545	244,321	209,231

Cost of revenues:
Product	586	762	1,778	2,254
Subscription	4,288	4,094	13,046	11,921
Service	14,403	10,868	42,754	32,879
Amortization of purchased intangibles	691	317	1,896	829

Total cost of revenues	19,968	16,041	59,474	47,883

Gross profit	61,675	54,504	184,847	161,348
Operating expenses:
Selling and marketing	32,852	27,474	98,163	83,492
Product development and engineering	20,588	18,673	61,288	54,541
General and administrative	9,050	10,203	28,612	26,908
Amortization of other intangibles	145	84	417	212
Restructuring charges (reversals)	642	(40)	642	(198)

Total operating expenses	63,277	56,394	189,122	164,955

Loss from operations	(1,602)	(1,890)	(4,275)	(3,607)
Other income (expense):
Interest income	2,615	2,402	7,128	6,510
Interest expense	(131)	(573)	(335)	(1,825)
Other expense, net	(53)	(134)	(454)	(231)

Total other income, net	2,431	1,695	6,339	4,454

Income (loss) before income taxes	829	(195)	2,064	847
Provision for income taxes	927	477	2,400	511

Net income (loss)	$(98)	$(672)	$(336)	$336

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$0.00

Shares used in per share calculation:
Basic	87,081	85,138	86,174	85,483
Diluted	87,081	85,138	86,174	86,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	October 31, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$78,344	$71,316
Short-term investments	22,473	38,959
Accounts receivable, net	73,586	74,763
Prepaid and other current assets	17,157	17,239

Total current assets	191,560	202,277
Long-term investments	122,189	92,704
Property and equipment, net	78,029	74,997
Goodwill	114,390	108,354
Other intangibles, net	8,708	3,721
Other assets	17,612	16,512

Total assets	$532,488	$498,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,670	$7,131
Accrued and other current liabilities	21,599	15,892
Accrued compensation	23,159	20,093
Income taxes payable	1,617	1,376
Deferred revenues	102,705	112,161

Total current liabilities	155,750	156,653
Long-term deferred revenues	13,161	14,868
Other long-term liabilities	6,753	2,910

Total liabilities	175,664	174,431

Stockholders’ equity:
Common stock	91	88
Additional paid-in-capital	858,458	825,570
Treasury stock	(51,097)	(46,233)
Accumulated other comprehensive income (loss)	4,473	(1,867)
Accumulated deficit	(455,101)	(453,424)

Total stockholders’ equity	356,824	324,134

Total liabilities and stockholders’ equity	$532,488	$498,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(336)	$336
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,387	8,154
Amortization of bond issuance costs	—	252
Stock-based compensation expense	16,118	16,780
401(k) common stock match	1,645	1,569
Non-cash restructuring charges	333	—
Realized loss from sales of available-for-sale securities, net	51	230
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,247	898
Accounts payable	(1,272)	(391)
Accrued liabilities	4,536	(96)
Accrued compensation	1,854	2,077
Income taxes payable	1,147	(1,822)
Deferred revenues	(15,466)	12,424
Other assets and liabilities	1,108	(453)

Net cash provided by operating activities	23,352	39,958

Cash flows from investing activities:
Acquisitions of property and equipment	(7,990)	(3,567)
Acquisitions, net of cash acquired	(11,484)	(17,432)
Purchases of investments	(79,604)	(56,489)
Sales of investments	665	2,114
Maturities of investments	66,691	72,285

Net cash used in investing activities	(31,722)	(3,089)

Cash flows from financing activities:
Issuance of common stock	16,800	5,838
Repurchase of common stock	(6,536)	(13,878)
Repayment of loan	—	(77)

Net cash provided by (used in) in financing activities	10,264	(8,117)

Effect of exchange rate changes on cash and cash equivalents	5,134	737

Net increase in cash and cash equivalents	7,028	29,489
Cash and cash equivalents at beginning of period	71,316	59,279

Cash and cash equivalents at end of period	$78,344	$88,768

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

Revenue Recognition Allocation Policy. For consolidated statement of operations classification purposes only, the Company allocates the revenue first to those elements for which it has established VSOE of fair value, and any remaining recognized revenue is then allocated to those items for which it lacks VSOE of fair value. If the elements for which the Company has no fair value include fixed price services, it allocates revenue to these services based upon expected hours to be incurred plus a normal margin. Any remaining revenues would be allocated to product or subscription revenues, depending on the type of license purchased.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. See Note 6, “Income Taxes,” for further information.

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

In June 2007, the FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 will be effective in the first quarter of fiscal year 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaced SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective on February 1, 2009 and is applicable to business combinations that occur on or after this date. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

Note 2: Acquisitions, Goodwill and Intangible Assets

Acquisition of S.C. Comsys S.R.L.

In August 2007, Wind River acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately held professional services company based in Romania. The acquisition will enable the Company to increase the number of skilled consultants in its professional services organization and to expand its service offerings throughout Europe and globally. The Company paid cash consideration of approximately $1.3 million, comprised of $1.2 million in cash consideration, plus acquisition related costs. In addition, the Company agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $250,000, which will be payable if certain specified future performance criteria are met. The performance criteria consist of post-acquisition services to be provided to the Company and, accordingly, the distribution amount will be accrued as compensation expense over the contingency period, provided the criteria are probable of being satisfied.

The purchase did not qualify as a business combination under SFAS No. 141, Business Combinations (“SFAS 141”), as the acquiree was deemed to be a development-stage operation as of the acquisition date. Accordingly, the purchase was recorded as an asset acquisition and the total consideration was allocated to the assets acquired and liabilities assumed, excluding goodwill, based on their estimated fair values. Assembled workforce associated with an asset acquisition qualifies as an identified intangible asset and, therefore, the Company preliminarily allocated $1.5 million of the purchase price to assembled workforce, which represents the value of the acquired work-force-in place.

The following table reflects the preliminary allocation of the total purchase price of $1.3 million as of the date of acquisition (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Property and equipment, net		$63
Assembled workforce	5	1,547
Net current liabilities		(16)
Deferred tax liability		(247)

Total purchase price		$1,347

The final purchase price allocation will depend primarily upon the finalization of the opening balance sheet, including the acquired intangible assets and certain accrued liabilities.

Acquisition of the RTLinux Business

On February 12, 2007, the Company acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for the RTLinux business from Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology, which will broaden the Company’s product offerings for its Linux-based device software platforms. Pursuant to the purchase agreement, the Company also acquired rights to future runtime revenue streams for assumed RTLinux contracts. The Company paid approximately $10.1 million, comprised of $9.8 million in cash consideration, plus acquisition related costs. The purchase was accounted for as a taxable transaction and, in accordance with SFAS 141, the total consideration was allocated to the intangible assets acquired and liabilities assumed, based on their estimated fair values.

The following table reflects the allocation of the total purchase price of $10.1 million as of the date of acquisition (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Core and developed technology	4	$4,900
Customer contracts and related relationships	3	300
Non-compete agreements	2	300
Trademarks	5	100
Goodwill		4,672
Deferred revenues		(123)

Total purchase price		$10,149

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

Acquisition of Interpeak AB

On March 20, 2006, Wind River acquired Interpeak AB, a privately held Swedish company, for approximately $18.6 million, comprised of $17.8 million in cash consideration, plus acquisition related costs. For additional information, see Note 3, “Goodwill and Purchased Intangibles,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Goodwill and Intangibles

The following table summarizes the Company’s goodwill and other intangible assets (in thousands):

	January 31, 2007	October 31, 2007
	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$108,354	$114,390	$—	$114,390
Developed and core technology and patents	2,725	37,897	(32,016)	5,881
Assembled workforce	—	1,547	(51)	1,496
Customer relationships, contracts and agreements	996	17,356	(16,025)	1,331

Total	$112,075	$171,190	$(48,092)	$123,098

Goodwill and other intangibles, net, increased primarily as a result of the Company’s acquisition of Comsys and the RTLinux business and, to a lesser extent, due to translation adjustments of goodwill and other intangibles denominated in foreign currencies. Developed and core technology and patents are being amortized over a weighted average period of 3.8 years. Assembled workforce is being amortized over a period of 5.0 years, while customer relationships, contracts and agreements are being amortized over a weighted average period of 4.0 years.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. The Company operates as one reporting unit and reviews goodwill for impairment at least annually during the second quarter of each fiscal year. The Company completed its annual goodwill impairment review during the second quarter of fiscal year 2008 and the results of the review did not indicate an impairment. There were no events or circumstances from the date of the annual impairment assessment through October 31, 2007 that indicated a further assessment was necessary.

Note 3: Derivative Financial Instruments

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of October 31, 2007, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Buy	Buy	Buy	Buy	Sell	Sell
Currency	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)	GBP(£)	ILS ( )
Amount	20,130	480,000	10,200	10,100	1,320	1,500
Rate	0.69306	114.2175	0.9525	6.3789	0.4855	3.9868
USD equivalent	$29,045	$4,203	$10,709	$1,583	$2,719	$376
Maturity date	11/30/2007	11/30/2007	11/30/2007	11/30/2007	11/30/2007	11/30/2007

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	October 31, 2007	January 31, 2007
Current deferred revenues:
Subscription	$67,769	$73,501
Maintenance and other	34,936	38,660

Total current deferred revenues	102,705	112,161
Long-term deferred revenues:
Subscription	12,169	13,426
Maintenance and other	992	1,442

Total long-term deferred revenues	13,161	14,868

Total deferred revenues	$115,866	$127,029

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

Note 5: Restructuring

In order to better align its operations with its current business structure, Wind River partially vacated a leased facility located in the United Kingdom during the three months ended October 31, 2007. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized a total charge of $642,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $376,000 related to other exit costs.

During the three and nine months ended October 31, 2006, Wind River recorded net restructuring reversals of $40,000 and $198,000, respectively, associated with adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA.

As of January 31, 2007 and October 31, 2007, the restructuring accrual, included within accrued and other current liabilities and in other long-term liabilities on the condensed consolidated balance sheets, totaled approximately $372,000 and $592,000, respectively. The increase during the nine-months ended October 31, 2007 is primarily attributable to the restructuring charges incurred during the current quarter for the partially vacated facility and, to a lesser extent, due to currency translation adjustments related to restructuring liabilities denominated in foreign currencies. The remaining restructuring liability as of October 31, 2007 is related to the lease obligation for the United Kingdom facility and will be settled over the remaining lease term, which expires in fiscal year 2012.

Note 6: Income Taxes

The Company had a provision for income taxes of $927,000 and $477,000 for the three months ended October 31, 2007 and 2006, respectively, and $2.4 million and $511,000 for the nine months ended October 31, 2007 and 2006, respectively. The provision is based on estimates of the Company’s expected liability for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before provision for income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $9.7 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of October 31, 2007.

As discussed in Note 1, “The Company and Summary of Significant Accounting Policies,” the Company adopted the provisions of FIN 48 on February 1, 2007, which did not result in a material adjustment to accumulated deficit. As of February 1, 2007, the Company had $14.0 million of unrecognized tax benefits, including interest. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.9 million.

During the second quarter of the fiscal year 2008, as a result of meeting certain recognition criteria, the Company recorded a benefit of $825,000 for a portion of previously unrecognized tax benefits. The Company currently anticipates that within the next several quarters, a portion of its unrecognized tax benefits will be reversed upon the expiration of statutes of limitation in certain jurisdictions, which will allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

As of October 31, 2007, the Company’s unrecognized tax benefits including interest totaled $13.4 million of which $1.0 million is included as a component of other long-term liabilities and $3.4 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and decrease net losses is $4.4 million. The remaining $9.0 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of October 31, 2007, the Company had $121,000 of interest accrued as a component of other long-term liabilities, associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2003 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2003 may also be subject to examination until they are fully utilized. In September 2007, the Company received notification that the fiscal year 2005 U.S. federal income tax return was selected for examination. The Company believes all exposures have been sufficiently provided for in connection with the period under audit and any other open tax year. The State of New York tax audit was concluded in the second quarter of fiscal year 2008 and no material adjustments were made in connection with the audit. The Company is not under examination in any other income tax jurisdiction at the present time.

Note 7: Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net income (loss)	$(98)	$(672)	$(336)	$336
Other comprehensive income:
Foreign currency translation adjustments	3,254	74	5,544	1,876
Unrealized gain on investments	347	750	745	878
Realized (gain) loss included in net income (loss)	(20)	32	51	230

Other comprehensive income	3,581	856	6,340	2,984

Total comprehensive income	$3,483	$184	$6,004	$3,320

Note 8: Net Income (Loss) Per Share Computation

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(98)	$(672)	$(336)	$336

Denominator:
Weighted average common shares outstanding- basic	87,081	85,138	86,174	85,483
Effect of dilutive potential common shares	—	—	—	1,312

Weighted average common shares outstanding- diluted	87,081	85,138	86,174	86,795

Net income (loss) per share
Basic	$(0.00)	$(0.01)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.01)	$(0.00)	$0.00

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares of common stock is anti-dilutive for the three and nine months ended October 31, 2006 and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 11.8 million shares for the nine months ended October 31, 2006. Since Wind River had a net loss for the three and nine months ended October 31, 2007 and for the three months ended October 31, 2006, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three and nine months ended October 31, 2007, it would have included in the computation dilutive potential common shares totaling approximately 1.1 million shares for each period, exclusive of anti-dilutive potential common shares, which amounted to approximately 9.5 million and 9.8 million shares, respectively. If the Company had recorded net income for the three months ended October 31, 2006, it would have included in the computation dilutive potential common shares totaling approximately 1.2 million shares exclusive of anti-dilutive potential common shares, which amounted to approximately 12.5 million shares.

Note 9: Common Stock

Common Stock

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal year 2003 through fiscal year 2007, the Company repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During the nine months ended October 31, 2007, the Company repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, the Company completed the 2002 Repurchase Plan in the first quarter of fiscal year 2008.

In June 2007, the Board of Directors authorized a new stock repurchase program to enable Wind River to acquire up to $50.0 million of its outstanding common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. No repurchases have been made under the new program.

The Board of Directors and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For the nine months ended October 31, 2007 and in each prior year commencing in fiscal year 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

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

Note 10: Stock-Based Compensation Plans

The Company has adopted certain equity incentive and stock purchase plans as described in Note 11, “Stock-Based Compensation Plans,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three and nine months ended October 31, 2007 and 2006 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Cost of revenues	$593	$572	$1,869	$1,765
Selling and marketing	1,511	1,406	4,493	4,233
Product development and engineering (1)	1,011	1,463	3,238	3,954
General and administrative	2,139	2,301	6,518	6,828

Total stock-based compensation expense	$5,254	$5,742	$16,118	$16,780

(1)	Includes stock-based compensation expense of $309,000 for the nine months ended October 31, 2007 and $605,000 and $1.5 million for the three and nine months ended October 31, 2006, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

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

The Company used the following weighted average valuation assumptions to estimate the fair value of options granted during the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Risk-free interest rate	4.11% - 4.12%	4.61% - 4.83%	4.11% - 5.08%	4.61% - 5.21%
Expected life (in years)	3.8 - 3.9	3.6 - 4.0	3.8 - 5.3	3.6 - 7.0
Expected volatility	43.7% - 43.9%	48.7% - 54.7%	36.3% - 47.7%	48.7% - 56.9%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2007 was $4.17 and $3.76, respectively, and the weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2006 was $4.36 and $5.22, respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the nine months ended October 31, 2007 and 2006:

	Nine Months Ended October 31,
	2007	2006
Risk-free interest rate	5.02%	5.27%
Expected life (in years)	0.3	0.5
Expected volatility	27.7%	38.7%
Dividend yield	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the nine months ended October 31, 2007 and 2006 was $2.28 and $2.37, respectively. No common stock purchase rights were granted under the ESPP during the three months ended October 31, 2007 or 2006.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the nine months ended October 31, 2007 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at February 1, 2007	16,292	$10.94
Granted	2,988	10.25
Exercised	(2,135)	7.04
Cancelled	(1,688)	13.53

Outstanding at October 31, 2007	15,457	$11.06	5.10	$34,180

Vested and expected to vest at October 31, 2007	13,886	$11.08	5.04	$31,332

Options exercisable at October 31, 2007	9,400	$11.04	4.63	$23,914

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 11.8 million options with exercise prices below the fair market value of the Company’s stock as of October 31, 2007. During the nine months ended October 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $7.5 million, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against its domestic deferred tax assets. As of October 31, 2007, there was approximately $23.4 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Unit Activity

During the first quarter of fiscal year 2008, the Company commenced the granting of restricted stock units under its 2005 Equity Incentive Plan. The restricted stock units generally vest 25% per year over a four-year period. The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the nine months ended October 31, 2007 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at February 1, 2007	—	$—
Granted	600	10.18
Cancelled	(25)	9.97

Outstanding at October 31, 2007	575	$10.19

As of October 31, 2007, there was $3.9 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.5 years.

Additional Information Related to Stock Option Review

As previously disclosed in its Form 10-K for the fiscal year ended January 31, 2007, filed with the SEC on May 1, 2007, the Company completed a historical stock option review during the first quarter of fiscal year 2008. While the results of the review concluded that the Company did not engage in intentional misrepresentation of consolidated financial statements or fraudulent misconduct in the granting of stock options, certain errors were identified related to the application of incorrect accounting measurement dates for certain historical stock option grants. As a result of these errors, the Company restated certain prior period accumulated deficit and additional paid-in-capital balances. The Company is providing additional information related to this review in order to disclose the total stock-based compensation expense, net of tax, on an “as reported” and “as restated” basis for fiscal year 1995 through fiscal year 2004. The following table presents these adjustments (in thousands):

Fiscal Year	Stock-based Compensation Expense, As Reported	Adjustments	Stock-based Compensation Expense, As Restated
1995	$183	$146	$329
1996	—	270	270
1997	—	576	576
1998	—	616	616
1999	535	526	1,061
2000	218	588	806
2001	458	1,536	1,994
2002	251	1,587	1,838
2003	—	518	518
2004	1,384	396	1,780

Note 11: Segment and Geographic Information

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

Revenue information by region is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
North America	$43,281	$39,405	$135,254	$113,495
EMEA	20,282	16,955	54,884	49,495
Japan	9,461	7,883	30,909	27,144
Asia Pacific	8,619	6,302	23,274	19,097

Total	$81,643	$70,545	$244,321	$209,231

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Perpetual license revenues	$9,266	$10,115	$28,257	$29,556
Production license revenues	20,469	16,894	61,667	56,397
Subscription revenues	30,886	25,698	89,939	71,542
Maintenance revenues	8,032	7,667	24,840	23,157
Other service revenues	12,990	10,171	39,618	28,579

Total	$81,643	$70,545	$244,321	$209,231

No single customer accounted for more than 10% of Wind River’s total revenues during the three and nine months ended October 31, 2007 or 2006.

Note 12: Legal Proceedings

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company has filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action. The hearing on the Company’s demurrer to the complaint in the consolidated action is currently scheduled to take place on January 24, 2008. The Court has not set a trial date, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

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

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our new and current products, the success of our business models and market strategies, the outcome of litigation to which we are a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, our ability to grow our open-source business, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

Recent Operating Results

Our total revenues were $81.6 million and $70.5 million during the three months ended October 31, 2007 and 2006, respectively, and $244.3 million and $209.2 million during the nine months ended October 31, 2007 and 2006, respectively. The increase in revenues was due to growth in production license revenues, subscription revenues and other services revenues.

For the three months ended October 31, 2007 and 2006, we had a net loss of $98,000 or $0.00 per diluted share and $672,000 or $0.01 per diluted share, respectively. For the nine months ended October 31, 2007 and 2006, we had a net loss of $336,000 or $0.00 per diluted share and net income of $336,000 or $0.00 per diluted share, respectively.

Our total deferred revenues decreased to $115.9 million at October 31, 2007 from $127.0 million at January 31, 2007. The decrease was due primarily to slower growth in our subscription business over last two quarters, an increase in our services business which is not immediately recognized as deferred revenues and the revenue recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year.

We generated cash flows from operations of $23.4 million and $40.0 million during the nine months ended October 31, 2007 and 2006, respectively. The decrease was due to slower growth in our subscription business together with the impact of increased expenses.

Our open-source business which, at this point, includes a higher professional services component than our proprietary software business, is becoming an increasingly important part of our strategy. Our open-source business is growing rapidly while we have experienced slower growth in the proprietary component of our subscription business over the last two quarters. If our open-source business does not grow as quickly as we anticipate, our future financial performance may be materially adversely affected.

Recent Developments

In August 2007, we acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately held professional services company based in Romania. The acquisition will enable us to increase the number of skilled consultants in our professional services organization and to expand our service offerings throughout Europe and globally. We paid cash consideration of approximately $1.3 million, comprised of $1.2 million in cash consideration, plus acquisition related costs. In addition, we agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $250,000, which will be payable and recognized as compensation expense if certain specified future performance criteria are met. The purchase was recorded as asset acquisition as it did not qualify as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). See Note 2, “Acquisitions, Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information regarding this acquisition.

In February 2007, we acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for the RTLinux business from Finite State Machine Labs, Inc. RTLinux is a commercially-available, patented, hard real-time Linux technology. Pursuant to the purchase agreement, we also acquired rights to future runtime revenue streams for assumed RTLinux contracts. We paid cash consideration of approximately $10.1 million, comprised of $9.8 million in cash, plus acquisition related costs. We accounted for this acquisition in accordance with SFAS 141, and the effect of the acquisition was not material to our consolidated statement of operations, balance sheets, or cash flows. See Note 2, “Acquisitions, Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information regarding this acquisition.

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

On February 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. See Note 6, “Income Taxes,” in the notes to the accompanying condensed consolidated financial statements for further information.

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

In June 2007, the FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 will be effective in the first quarter of fiscal year 2009. We are evaluating the impact that this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaced SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective on February 1, 2009 and is applicable to business combinations that occur on or after this date. We are evaluating the impact that this statement will have on our consolidated financial statements.

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

Revenue Recognition Allocation Policy. For consolidated statement of operations classification purposes only, the Company allocates the revenue first to those elements for which it has established VSOE of fair value, and any remaining recognized revenue is then allocated to those items for which it lacks VSOE of fair value. If the elements for which the Company has no fair value include fixed price services, it allocates revenue to these services based upon expected hours to be incurred plus a normal margin. Any remaining revenues would be allocated to product or subscription revenues, depending on the type of license purchased.

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Results of Operations for the Three and Nine Months Ended October 31, 2007 and 2006

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenues during the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Product revenues	$29,735	$27,009	36%	38%	$89,924	$85,953	37%	41%
Subscription revenues	30,886	25,698	38	36	89,939	71,542	37	34
Service revenues	21,022	17,838	26	26	64,458	51,736	26	25

Total revenues, net	$81,643	$70,545	100%	100%	$244,321	$209,231	100%	100%

Total revenues increased 16% or $11.1 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 17% or $35.1 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increase was primarily due to an increased volume of subscription, service and product revenues during the three and nine months ended October 31, 2007 as compared to the three and nine months ended October 31, 2006. Increased demand for our open-source solutions has resulted in increased revenues from product, subscription and professional services in the three and nine months ended October 31, 2007 and we expect this trend to continue in the near term.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Perpetual license revenues	$9,266	$10,115	11%	14%	$28,257	$29,556	12%	14%
Production license revenues	20,469	16,894	25	24	61,667	56,397	25	27

Total product revenues, net	$29,735	$27,009	36%	38%	$89,924	$85,953	37%	41%

Perpetual license revenues decreased 8% or $849,000 in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 4% or $1.3 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The decrease during three and nine months ended October 31, 2007 is attributable to lower product bookings, due to the continued customer adoption of subscription-based development licenses, and increased revenue deferrals related to certain multi-element contracts, which could not be recognized during the periods. We expect perpetual license and hardware revenues will be relatively flat over the remainder of fiscal year 2008.

Production license revenues increased 21% or $3.6 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and increased 9% or $5.3 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increase in three and nine months ended October 31, 2007 relates primarily to the variability and timing of revenues derived from our license compliance programs. We expect production revenues to grow modestly over the remainder of fiscal year 2008.

Subscription Revenues. Subscription revenues increased 20% or $5.2 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 26% or $18.4 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increases in subscription revenues resulted primarily from increasing volumes of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2008.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Maintenance revenues	$8,032	$7,667	10%	11%	$24,840	$23,157	10%	11%
Other service revenues	12,990	10,171	16	15	39,618	28,579	16	14

Total service revenues, net	$21,022	$17,838	26%	26%	$64,458	$51,736	26%	25%

Maintenance revenues increased 5% or $365,000 million during the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 7% or $1.7 million during the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increases were due primarily to the recognition of certain contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year and due to a slight increase in business with certain large customers. We expect maintenance revenues will be relatively flat during the remainder of fiscal year 2008.

Other service revenues, which consist of professional services and training, increased 28% or $2.8 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 39% or $11.0 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increases were due to increased business levels and demand for our professional services expertise, in particular product customization in the aerospace and defense and consumer sectors and an increase in professional service revenues related to our open-source business. During the three months ended October 31, 2007 and 2006, we generated $3.7 million and $2.2 million, respectively, in revenue from fixed-price services contracts and $9.3 million and $5.6 million during the nine months ended October 31, 2007 and 2006, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2008.

As a result of the increased demand for our professional services during the nine months ended October 31, 2007, our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased from January 31, 2007. We expect that most of the services backlog will be billed and delivered within the next twelve months, however service contracts can be subject to change or termination. We expect services backlog to continue to increase over the remainder of fiscal year 2008.

Revenues by Geography

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
North America	$43,281	$39,405	53%	56%	$135,254	$113,495	55%	54%
EMEA	20,282	16,955	25	24	54,884	49,495	22	24
Japan	9,461	7,883	12	11	30,909	27,144	13	13
Asia Pacific	8,619	6,302	10	9	23,274	19,097	10	9

Total revenues, net	$81,643	$70,545	100%	100%	$244,321	$209,231	100%	100%

Revenues from international sales increased 23% to $38.4 million in the three months ended October 31, 2007 from $31.1 million in the three months ended October 31, 2006 and 14% to $109.1 million in the nine months ended October 31, 2007 from $95.7 million in the nine months ended October 31, 2006. The increase for the three months ended October 31, 2007 was due to a 20% increase in revenues from EMEA, a 20% increase in revenues from Japan and a 37% increase in revenues from Asia Pacific. The increase for the nine months ended October 31, 2007 was due to an 11% increase in revenues from EMEA, a 14% increase in revenues from Japan and a 22% increase in revenues from Asia Pacific. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three and nine months ended October 31, 2007 when compared to the three and nine months ended October 31, 2006. As is the case with North America, our international revenues have also been affected by our customers’ continued adoption of subscription-based Wind River Platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues accounted for 47% and 44% of total revenues in the three months ended October 31, 2007 and 2006, respectively, and 45% and 46% of total revenues in the nine months ended October 31, 2007 and 2006, respectively. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consist of the following:

	October 31, 2007	January 31, 2007	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$67,769	$73,501	$(5,732)	(8	) %
Maintenance and other	34,936	38,660	(3,724)	(10)

Total current deferred revenues	102,705	112,161	(9,456)	(8)
Long-term deferred revenues:
Subscription	12,169	13,426	(1,257)	(9)
Maintenance and other	992	1,442	(450)	(31)

Total long-term deferred revenues	13,161	14,868	(1,707)	(11)

Total deferred revenues	$115,866	$127,029	$(11,163)	(9	) %

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

Our total deferred revenues decreased to $115.9 million at October 31, 2007 from $127.0 million at January 31, 2007. The decrease was due primarily to slower growth in our subscription business over last two quarters, an increase in our services business which is not immediately recognized as deferred revenues and the revenue recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year. We expect deferred revenues to increase by the end of fiscal year 2008.

Cost of Revenues

	Three Months Ended October 31,		Percentage of Associated Revenues, net		Nine Months Ended October 31,		Percentage of Associated Revenues, net
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except percentages)
Product	$586	$762	2%	3%	$1,778	$2,254	2%	3%
Subscription	4,288	4,094	14	16	13,046	11,921	15	17
Service	14,403	10,868	69	61	42,754	32,879	66	64
Amortization of purchased intangibles	691	317	—	—	1,896	829	—	—

Total cost of revenues	$19,968	$16,041			$59,474	$47,883

Gross profit	$61,675	$54,504			$184,847	$161,348
Gross profit percentage	76%	77%			76%	77%

The general increase in overall costs of revenues is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product decreased in absolute dollars, but remained relatively flat as a percentage of associated revenues, during the three and nine months ended October 31, 2007 as compared to the three and nine months ended October 31, 2006. The decrease in absolute dollars during the three and nine months ended October 31, 2007 is primarily attributable to lower amortization of capitalized software development costs and a decrease in inventory related costs. The decreases were partially offset by increased royalty costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars, but decreased slightly as a percentage of associated revenues in the three and nine months ended October 31, 2007 compared to the three and nine months ended October 31, 2006. The increase in absolute dollars is related primarily to the overall increase in subscription revenues during the periods and the decrease as a percentage of associated revenues was due to costs which are relatively fixed being absorbed by a higher revenue base.

We expect cost of subscription to continue to decrease slightly as a percentage of subscription revenue over the remainder of fiscal year 2008, based on the level of sales of our subscription-based Wind River Platforms. Cost of subscriptions may be affected in the future by direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased both in absolute dollars and as a percentage of associated revenues during the three and nine months ended October 31, 2007 as compared to the three and nine months ended October 31, 2006. The increase in cost of services during the three and nine months ended October 31, 2007 is primarily related to increased costs for consulting and other outside services of $1.1 million and $4.9 million, respectively, due to increased levels of consulting service revenue. Increased compensation costs of $2.1 million and $4.7 million during the three and nine months ended October 31, 2007, respectively, also contributed to the overall increase, as a result of increased headcount in the services organization. The overall fluctuations were also attributable to increased facilities and information technology costs of $232,000 and $670,000 during the three and nine months ended October 31, 2007, respectively. We expect cost of services to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology and assembled workforce acquired through purchase transactions. The increase during the three and nine months ended October 31, 2007 as compared to the three and nine months ended October 31, 2006 is related primarily to our acquisitions of Interpeak, Comsys and the RTLinux business.

We expect that amortization of purchased intangibles will continue to increase for the remainder of fiscal year 2008 relative to historical levels due to the acquisition of Comsys and the RTLinux business. In addition, amortization of purchased intangibles may increase in the future should we decide to acquire further entities.

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

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2007	2006	Change	2007	2006	Change
	(In thousands, except percentages)
Selling and marketing	$32,852	$27,474	20%	$98,163	$83,492	18%
As a percentage of net revenues	40%	39%		40%	40%

Total selling and marketing expenses increased by $5.4 million during the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and $14.7 million during the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increase in the three and nine months ended October 31, 2007 primarily reflects higher employee-related costs of $4.2 million and $13.8 million, respectively, related to increased headcount and sales commissions. Outside consulting costs increased by $628,000 and $1.4 million during the three and nine months ended October 31, 2007, respectively, as a result of increased investment in the sales and marketing organizations. The overall fluctuations were also attributable to increased facilities, information technology and outside service costs of $268,000 and $1.2 million during the three and nine months ended October 31, 2007, respectively. The increases during the nine months ended October 31, 2007 were partially offset by decreased marketing programs of $2.3 million, which was attributable to a higher volume of costs associated with trade shows and external conferences that were incurred during the comparable prior year period.

We expect selling and marketing expenses to increase in absolute dollars over the remainder of fiscal year 2008.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2007	2006	Change	2007	2006	Change
	(In thousands, except percentages)
Product development and engineering	$20,588	$18,673	10%	$61,288	$54,541	12%
As a percentage of net revenues	25%	26%		25%	26%

Total product development and engineering expenses increased by $1.9 million during the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and $6.7 million during the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increase in the three and nine months ended October 31, 2007 primarily reflects higher employee-related costs associated with increased headcount and employee compensation, including stock-based compensation, of $1.1 million and $3.9 million, respectively. Increased consulting fees of $625,000 and $2.3 million contributed to the overall increases in expenses during the three and nine months ended October 31, 2007, respectively, resulting primarily from an increase in the utilization of engineering consultants. We expect product development and engineering expenses to increase slightly over the remainder of fiscal year 2008 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2007	2006	Change	2007	2006	Change
	(In thousands, except percentages)
General and administrative	$9,050	$10,203	(11)%	$28,612	$26,908	6%
As a percentage of net revenues	11%	14%		12%	13%

Total general and administrative expenses decreased by $1.2 million in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and increased $1.7 million in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The overall decrease during the three months ended October 31, 2007 reflects lower tax, legal and accounting fees of $1.2 million, due primarily to decreased costs incurred for the Company’s historical stock option review and related litigation. Decreased outside service costs of $807,000 contributed to the decrease during the three months ended October 31, 2007 and is attributable to the lower utilization of consultants and to the capitalization of certain consulting costs related to internally developed software. The decreases during the three months ended October 31, 2007 were partially offset by increased employee-related costs of $660,000 and increased facilities and information technology costs of $384,000. The overall increase during the nine months ended October 31, 2007 reflects higher employee-related costs of $2.1 million, related to increased headcount and employee compensation. The overall fluctuations during the nine months ended October 31, 2007 were also attributable to increased facilities and information technology costs of $999,000. Increased tax, legal and accounting fees of $628,000 during the nine months ended October 31, 2007 also contributed to the overall increase and is primarily related to costs incurred in the first and second quarters of fiscal 2008 for the Company’s historical stock option review and related litigation. The increases during the nine months ended October 31, 2007 were partially offset by a decrease in outside service costs of $1.8 million, attributable to the lower utilization of consultants and to the capitalization of certain consulting costs related to internally developed software.

We expect general and administrative expenses to increase slightly over the remainder of fiscal year 2008.

Amortization of Other Intangibles

The increase in amortization of other intangibles for the three and nine months ended October 31, 2007 compared to the three and nine months ended October 31, 2006 is related to our acquisitions of Interpeak and the RTLinux business.

We expect that amortization of other intangibles will increase slightly for the remainder of fiscal year 2008 relative to historical levels due to the acquisition of the RTLinux business. In addition, amortization of other intangibles may increase in the future should we decide to acquire further entities.

Restructuring Charges

In order to better align our operations with our current business structure, we partially vacated a leased facility located in the United Kingdom during the three months ended October 31, 2007. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recognized a total charge of $642,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $376,000 related to other exit costs.

During the three and nine months ended October 31, 2006, we recorded net restructuring reversals of $40,000 and $198,000, respectively, associated with adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA.

Other Income (Expense)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(In thousands)
Interest income	$2,615	$2,402	$7,128	$6,510
Interest expense	(131)	(573)	(335)	(1,825)
Other expense, net	(53)	(134)	(454)	(231)

Total other income, net	$2,431	$1,695	$6,339	$4,454

Interest Income. Interest income increased 9% or $213,000 in the three months ended October 31, 2007 compared to the three months ended October 31, 2006 and 9% or $618,000 in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. The increase in interest income was primarily due to increased yields on marginally higher investment balances. The average yield for the three months ended October 31, 2007 was 5.02% compared to 4.98% for the three months ended October 31, 2006 and 4.95% for the nine months ended October 31, 2007 compared to 4.58% for the nine months ended October 31, 2006. Cash, cash equivalents and investments totaled $223.0 million and $231.4 million as of October 31, 2007 and 2006, respectively.

Interest Expense. Interest expense decreased by 77% or $442,000 in the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 and 82% or $1.5 million in the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006. The decrease relates to the repayment of the remaining $42.2 million balance of our convertible subordinated notes on the December 2006 maturity date. Prior to fiscal year 2008, we paid interest on our 3.75% convertible subordinated notes semi-annually and recorded the amortization of certain issuance costs associated with these notes as interest expense.

Other Expense, Net. Other expense, net decreased by $81,000 in the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 and increased by $223,000 in the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006. The decrease during the three months ended October 31, 2007 relates primarily to lower net foreign currency losses, partially offset by increased investment management fees. The increase during the nine months ended October 31, 2007 relates primarily to increased net foreign currency losses, which were partially offset by decreased investment management fees.

Provision for Income Taxes

We had a provision for income taxes of $927,000 and $477,000 for the three months ended October 31, 2007 and 2006, respectively, and $2.4 million and $511,000 for the nine months ended October 31, 2007 and 2006, respectively. The provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year, and is calculated by applying our estimated annual effective tax rate to the income before provision for income taxes, adjusted for any discrete items. The provision for income taxes increased by $1.9 million for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006, due primarily to the change in year to date pretax income and the impact of changes in jurisdictional forecasts of the business.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $9.7 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of October 31, 2007.

Liquidity and Capital Resources

As of October 31, 2007, we had working capital of approximately $35.8 million, and cash, cash equivalents and investments of approximately $223.0 million, which included $78.3 million of cash and cash equivalents, $22.5 million of short-term investments and $122.2 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Nine Months Ended October 31,
	2007	2006
Net cash provided by operating activities	$23,352	$39,958
Net cash used in investing activities	$(31,722)	$(3,089)
Net cash provided by (used in) financing activities	$10,264	$(8,117)

Operating activities primarily include the net loss for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. During the nine months ended October 31, 2007, our operating activities provided net cash of $23.4 million compared to $40.0 million in the nine months ended October 31, 2006.

Net cash provided by operating activities for the nine months ended October 31, 2007, consisted of cash provided by operations of $27.2 million and a decrease in cash of $3.8 million arising from changes in assets and liabilities, primarily related to a decrease in deferred revenues of $15.5 million, and partially offset by a decrease in accounts receivable of $4.2 million and an increase in accrued liabilities of $4.5 million. The decrease in accounts receivable was primarily due to strong cash collections earlier in the fiscal year. The decrease in deferred revenues was due primarily to slower growth in our subscription business over last two quarters, an increase in our services business which is not immediately recognized as deferred revenues and the revenue recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year.

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

During the nine months ended October 31, 2007, cash from operations includes a net loss of $336,000 offset primarily by stock-based compensation and depreciation and amortization of $16.1 million and $9.4 million, respectively. During the nine months ended October 31, 2006, cash from operations includes net income of $336,000 and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $16.8 million and $8.2 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $31.7 million and $3.1 million in the nine months ended October 31, 2007 and 2006, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. During the nine months ended October 31, 2007, we expended cash, net of cash acquired, of $11.5 million related to our acquisitions of Comsys and the RTLinux business, and during the nine months ended October 31, 2006, we expended cash, net of cash acquired, of $17.4 million related to our acquisition of Interpeak. The acquisition of property and equipment totaled $8.0 million and $3.6 million for the nine months ended October 31, 2007 and 2006, respectively. During the nine months ended October 31, 2007, our purchases, net of maturities and sales of investments, were $12.2 million. During the nine months ended October 31, 2006, our maturities and sales of investments, net of purchases, were $17.9 million.

Our financing activities provided net cash of $10.3 million and used net cash of $8.1 million in the nine months ended October 31, 2007 and 2006, respectively. During the nine months ended October 31, 2007, and 2006, we received $16.8 million and $5.8 million, respectively, due to the issuance of common stock from employee stock option exercises and purchases under our employee stock purchase plan. Additionally, during the nine months ended October 31, 2007 we repurchased 652,000 of our common shares for approximately $6.5 million compared to the repurchase of 1.5 million of our common shares for $13.9 million during the nine months ended October 31, 2006.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal year 2003 through fiscal year 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During the nine months ended October 31, 2007, we repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan in the first quarter of fiscal year 2008.

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

We currently plan to reinvest our cash generated from operations in highly liquid, investment-grade instruments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions or other strategic investments.

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

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of October 31, 2007, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Buy	Buy	Buy	Buy	Sell	Sell
Currency	EURO(€)	JPY( ¥)	CAD(CAD$)	SEK(kr)	GBP(£)	ILS ( )
Amount	20,130	480,000	10,200	10,100	1,320	1,500
Rate	0.69306	114.2175	0.9525	6.3789	0.4855	3.9868
USD equivalent	$29,045	$4,203	$10,709	$1,583	$2,719	$376
Maturity date	11/30/2007	11/30/2007	11/30/2007	11/30/2007	11/30/2007	11/30/2007

We do not enter into derivative financial instruments for trading or speculative purposes. As of October 31, 2007, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is minimal due to the short maturities of the contracts.

As of October 31, 2007, cash and cash equivalents held outside the U.S. totaled approximately $50.3 million.

Equity Price Risk

As of October 31, 2007, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2007. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2007 Form 10-K for the fiscal year ended January 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2007 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company has filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action. The hearing on the Company’s demurrer to the complaint in the consolidated action is currently scheduled to take place on January 24, 2008. The Court has not set a trial date, and discovery has not commenced. While there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its financial position, results of operations or cash flows.

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

We regularly evaluate new products, technologies, business models and strategic business initiatives. For example, in response to growing customer interest in open-source software solutions, we began offering open-source products and services in 2005 and our open-source business has become an increasingly important part of our business. Investments in new business areas or strategic business initiatives can be expensive and time consuming and can divert management attention and internal resources away from other business opportunities. If we do not select the right areas for investment or if we are not successful in implementing or developing new business initiatives or if new business initiatives adversely affect our other businesses, our financial performance could suffer.

Our open-source business which, at this point, includes a higher professional services component than our proprietary software business, is becoming an increasingly important part of our strategy. Our open-source business is growing rapidly while we have experienced slower growth in the proprietary component of our subscription business over the last two quarters. If our open-source business does not grow as quickly as we anticipate, our future financial performance may be materially adversely affected.

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

We distribute open-source software with (and in some cases incorporate open-source software into) our products, including certain open-source software components subject to the GNU General Public License (GPL). Distributing or combining open-source software with or into our products creates some risk that the GPL (or other applicable open-source software license) will be interpreted in a manner that could impose unanticipated conditions or restrictions on our products, including a requirement to disclose our own products in source code form. We take steps to ensure that proprietary software that we do not wish to disclose in source code form is not distributed or combined with open-source software in ways that would require such proprietary software to be made subject to an open-source software license. However, few courts have interpreted open-source software licenses, and the manner in which these licenses may be interpreted and enforced remains uncertain. With the growth in our professional services and engineering efforts related to open-source software, we may become increasingly vulnerable to third-party allegations that our own development efforts or technology that we consider to be proprietary have resulted in allegedly infringing work or work that has unintentionally become subject to open-source obligations.

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

We develop and sell a substantial percentage of our products internationally. For the three and nine months ended October 31, 2007, revenues from international sales were $38.4 million, or 47% of total revenues, and $109.1 million, or 45% of total revenues, respectively, as compared to $31.1 million, or 44% of total revenues, and $95.7 million, or 46% of total revenues for the three and nine months ended October 31, 2006, respectively. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended October 31, 2007, our stock had an intra-day high sales price of $12.65 and an intra-day low sales price of $8.71. During fiscal year 2007, our stock had an intra-day high sales price of $15.71 and an intra-day low sales price of $7.85. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price.

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

WIND RIVER SYSTEMS, INC.

Date: December 10, 2007	By:	/s/ IAN R. HALIFAX
Ian R. Halifax
Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)