Form 10-K
period 2008-01-31
WIND RIVER SYSTEMS INC
filed 2008-04-15
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

(510) 748-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2007, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price on the NASDAQ Global Select Market on July 31, 2007 was approximately $602,902,796. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 31, 2008, there were 84,372,707 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2008.

WIND RIVER SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

Wind River, VxWorks, and Wind are registered trademarks of Wind River Systems, Inc., and Wind River Systems is the trademark of Wind River Systems, Inc. All other names mentioned are trademarks, registered trademarks or service marks of their respective companies or organizations.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our open-source-based Linux business, the mix of licensing models adopted by our customers, our cost of product, subscription and services, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements, forecasted trends relating to our sales or the markets in which we operate or are targeting and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of our new and current products, business models and market strategies, the outcome of litigation to which we may become a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part I, Item 1A, “Risk Factors.”

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

General

Wind River is a global leader in Device Software Optimization (DSO). We develop, market and sell operating systems, middleware and software development tools that allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. We offer our customers a choice of leading real-time, proprietary operating systems and open-source, commercial-grade Linux operating systems. We also offer our comprehensive, Eclipse-based Workbench software development suite that allows our customers to manage the design, development, debugging and testing of their device software systems, as well as leading device management solutions that allow our customers to remotely monitor and manage their devices in either lab or field environments. Our customers manufacture devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Our operating systems are currently deployed in millions of devices.

As demand for connectivity, security and mobility increases, devices across many industries are becoming more complex. In order to meet these needs, device manufacturers are designing more feature-rich products driven by smaller, more powerful microprocessors that require increasingly sophisticated software operating systems to run them. At the same time, device manufacturers are facing mounting pressures to bring new products to market more quickly and with more competitive pricing. To respond to these challenges, device manufacturers are increasingly adopting commercial, off-the-shelf (COTS) device operating systems and related DSO solutions and technologies.

Wind River’s DSO solutions combine an open Eclipse-based suite of software development tools, a choice of proprietary and open-source operating systems and industry-specific middleware to offer device manufacturers scalable COTS software development platforms. We complement our platform product offerings with a set of validated hardware and software partner technologies and add-on device management solutions, as well as industry-leading technical support and professional services to assist customers with project design and management.

In fiscal year 2008, our organization was structured along functional lines. At the beginning of our fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with customers and partners, and to drive and measure return on investment. As a result of this reorganization, engineering, product management and test personnel have now been allocated among the four product divisions, while sales, marketing and other operational and support staff remain organized along functional lines.

Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993. Our mailing address and principal executive offices are located at 500 Wind River Way, Alameda, California, 94501, and the telephone number at that location is 510-748-4100. Our website is www.windriver.com. Information posted on our website is not incorporated by reference into this Annual Report on Form 10-K.

Device Software Optimization

Device operating systems are embedded in electronic devices to control the operation of a device and to facilitate the execution of higher-level application software systems. Device operating systems generally require high reliability, real-time response, fast boot-times, small memory footprints and low power consumption.

Device software application development has evolved from a relatively small part of building a device to a complex engineering effort. As more powerful microprocessors become available and decrease in price, device software is being used in a wider range of products. Hardware innovations, such as multicore processors, make faster, more powerful and more versatile devices possible, but they also require more complex operating systems and development tools.

Device developers face many challenges. They must differentiate their devices in an increasingly crowded marketplace, often through software rather than hardware. They must integrate multiple technologies, tools and solutions from multiple sources and work with dispersed teams, which often results in enormous complexity. They must reduce time-to-market without sacrificing quality, cut development costs without risking project deadlines and incorporate new technologies and features to respond to rapidly changing customer demands. With internal software development efforts, device developers may have greater control over their software systems, but costs and complexity often escalate, quality can deteriorate and time-to-market can lengthen. In some cases, device manufacturers have to employ many developers to develop tools internally that are commercially available. In other cases, device manufacturers have to support dozens of different operating systems across multiple product lines.

The DSO industry arose to address these challenges faced by device developers. DSO solutions help customers streamline the software development process, making it simpler and more economical for device developers to build products with new capabilities. DSO solutions free valuable developer resources to focus on differentiation instead of core platform development, maintenance and stabilization. They enable creation of differentiated devices, reduce time-to-market, reduce tools investments and facilitate standardization across projects and enterprises. We believe that device developers are increasingly shifting away from internally-developed device software systems toward well-integrated, commercial solutions from trusted suppliers. We believe this movement has been accelerating recently as more companies build more devices with more features and more software content than ever before.

Our Strategy

Our objectives are to strengthen our leadership position in the DSO industry and to increase our revenue and profitability. To achieve these objectives, we are pursuing the following strategic initiatives:

•

Accelerating investments in targeted growth product areas: We are focusing increased engineering, sales, and marketing resources in certain targeted growth product areas, including Linux platforms, device management solutions, Multiple Independent Levels of Security (MILS) solutions in the aerospace and defense industry and multiprocessing capabilities.

•

Increasing profitability of established products: We are refocusing our resources to generate increased returns from our more established products, including our VxWorks solutions, our on-chip debugging tools and our other general purpose development tools.

•

Focusing operations: At the beginning of our fiscal year 2009, we reorganized our operations into four product divisions: VxWorks, Linux, Tools, and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with our customers and partners and to drive and measure returns on our investments.

•

Targeting growth vertical markets: We are concentrating increased sales and marketing efforts in targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, automotive infotainment, mobile Internet devices and digital living. During fiscal year 2008, we had significant design wins in many of these markets and, in particular, in the mobile handset and automotive infotainment markets.

•

Leveraging alliances with key partners: We are continually seeking to establish relationships with key hardware and software partners in order to develop, promote and sell products and services to new customers or through new distribution channels. We are also playing increasingly important roles in several industry consortia and standards-setting bodies, particularly in the open-source industry, in order to promote technology standardization and adoption.

Our Solutions

Our solutions focus on our:

•	Proprietary, real-time VxWorks operating systems;

•	Open-source-based, commercial-grade Linux operating systems;

•	Workbench software development tools; and

•	Device management systems.

VxWorks Products

We offer a series of platform products based on our proprietary VxWorks real-time operating system (RTOS). Our VxWorks platforms are complete, flexible, optimized COTS development and run-time platforms that work out of the box and across the enterprise. The platforms provide a powerful, scalable development and on-chip debugging environment built on open standards and industry-leading tools, the industry’s most trusted commercial-grade RTOS and tightly integrated run-time technologies. Our VxWorks platforms are particularly well suited for embedded applications that require small memory footprints, real-time performance, safety or mission-critical reliability and high levels of security. Wind River’s latest VxWorks platforms introduce symmetric multiprocessing (SMP) to make the promise of multicore processors real: high performance, lower costs, lower power consumption and faster time-to-market. In addition, we have integrated a portfolio of Advanced Networking Technologies into our VxWorks platforms. These technologies provide advanced networking protocols, security, wireless, and mobility capabilities for markets such as wireless infrastructure, network infrastructure and consumer devices.

Our VxWorks platforms include the following:

•

Wind River General Purpose Platform, VxWorks Edition: This platform integrates VxWorks, our proprietary RTOS, with Workbench, our advanced development suite, and standardized middleware for networking, security and management. This platform includes complete “IPv6 ready” certified networking technologies, memory protection, POSIX compliance, and extensive hardware support, including the latest multicore processors from leading semiconductor manufacturers. The platform provides a reliable foundation, so device manufacturers can focus on product differentiation at the application level and bring innovative and robust products to market in a cost-effective and timely fashion. The platform is used for devices in aerospace and defense, networking, industrial, medical, small-footprint consumer and automotive markets.

•

Wind River Platform for Automotive Devices, VxWorks Edition: This platform is designed for the development of applications that require high reliability, low power consumption and a small memory footprint. Target devices include both vehicle and security control systems (powertrain, engine, ABS, crash and airbag sensors and window/door entry systems) and in-vehicle systems (digital dashboard displays, navigation systems, telematics systems, radios and entertainment systems).

•

Wind River Platform for Consumer Devices, VxWorks Edition: This platform offers a fast-boot, small-footprint run-time environment that is suitable for memory-constrained devices. Target devices for this platform include digital video, mobile handheld, digital imaging, and broadband access devices.

•

Wind River Platform for Industrial Devices, VxWorks Edition: This platform provides industrial device manufacturers with essential multimedia and connectivity run-time technologies, including drivers and protocols for connected devices on the factory floor, wireless peripherals, and other devices within the network infrastructure. Target devices include industrial automation, building automation, medical, transportation and test and measurement devices.

•

Wind River Platform for Network Equipment, VxWorks Edition: This platform enables customers to rapidly create, test, deploy, maintain and manage high-quality network infrastructure devices. The platform offers an extensive suite of security protocols to protect network data and is suited for wireless infrastructure, enterprise network, core networking, network edge, 4G wireless infrastructure (e.g., WiMAX, LTE) and broadband access devices.

•

VxWorks 653: This platform delivers the stringent foundation aerospace and defense companies need to address the safety and security requirements of mission-critical applications, as well as the portability and reusability requirements of noncritical applications. The platform offers complete ARINC 653 Part 1, Supplement 2 compliance, networking and DO-178B certification evidence.

•

Wind River Platform for Safety Critical DO-178B: This platform is designed for the development of safety- and mission-critical devices, such as those used in the avionics, industrial and medical markets. This platform has been certified to meet the requirements of both DO-178B Level A—the industry standard for certifying new aviation software—; and IEC61508—an international standard for industrial safety.

•

VxWorks 6.6 SMP: This is an add-on product to all VxWorks 6.6–based platforms that provides symmetric multiprocessing (SMP) capabilities to VxWorks. VxWorks 6.6 SMP leverages multicore processors to achieve true parallel execution of applications, allowing customers to deliver higher-performance products and speed time-to-market with advanced multicore processors.

Linux Products

We have been offering a series of platform products based on the Linux open-source operating system for more than three years. Linux is being increasingly adopted by device manufacturers, particularly in markets such as auto infotainment, mobile handsets, digital living and networking. For device manufacturers, open-source operating systems have certain perceived advantages for many device applications, including the availability of free source code, freedom from licensing and redistribution costs, a large ecosystem of software developers to drive innovation and the power and flexibility of a true multitasking operating system. However, “roll-your-own” open-source software development can be complex and costly. Open-source system developers must select, build, integrate, debug, test and support multiple system packages and components from among the many available options. Linux itself is fragmenting as multiple “flavors” emerge to meet the specific needs of different types of embedded device customers. Significant development resources are required to package and support a Linux platform across an enterprise, to monitor and integrate patches to the Linux kernel and related subsystems and packages and to deploy updates.

With rising device complexity and shortened market windows, we believe that device manufacturers are increasingly turning to commercial vendors for Linux distributions. We offer three commercial-grade platforms that scale to meet the needs of devices in a variety of industries. These platforms are available for the most popular architectures, processors and reference hardware used in device software development today. Each of our commercial-grade platforms are based on “pristine source,” fully tested and validated Linux implementations, and includes an integrated, Eclipse-based development suite. In addition, we complement our core Linux operating system offerings with a strong proprietary middleware portfolio, including our portfolio of Advanced Networking Technologies and the RTLinux technology.

Our Linux platforms include the following:

•

Wind River General Purpose Platform, Linux Edition: This platform is targeted at a wide variety of applications in industrial, aerospace and defense, medical and other markets. Our base platform is available on a range of processors and architectures, including ARM, MIPS, XScale, PowerPC and Intel-based architectures. This base product provides the foundation for all Wind River Linux platforms and it is distributed with Wind River Workbench, as well as a set of open source–based middleware applications for networking, file systems, security and other applications.

•

Wind River Platform for Network Equipment, Linux Edition: This platform is designed specifically for the needs of our telecommunications and networking customers. The platform is well suited for developing system control and data plane software in wireless infrastructure systems, fixed-mobile convergence (FMC) elements and multiservice switches. The platform meets telecommunications industry standards expected of Carrier Grade Linux, including registration with the Linux Foundation Carrier Grade Linux specification 2.02, as well as registration with the SA Forum’s Hardware Platform Interface (HPI) and Application Interface Specification (AIS). In 2007, Platform for Network Equipment was the first to register CGL 4.0 compliance with the Linux Foundation.

•

Wind River Platform for Consumer Devices, Linux Edition: This platform is designed for mobile handheld consumer devices, digital video and digital imaging solutions. The platform supports the necessary standards defined by the Consumer Electronics Linux Forum (CELF) to deliver a foundation for mobile phones, set-top boxes, digital recorders and other devices. It is intended for small footprint, battery-powered devices that require fast boot times. The platform supports the ARM and MIPS architectures.

•

Wind River Real-Time Core for Linux: This add-on offering enables application developers to rapidly develop and deploy devices that require hard real-time capabilities on industry-proven, quality-tested Wind River Linux. Real-Time Core is ideal for diverse applications such as single-core feature phones, high-bandwidth IP communications, robotics and industrial control.

Tools and Common Technologies

Wind River Workbench is our integrated development suite for designing, developing, debugging and testing device software that runs on our VxWorks or Linux-based platforms. Workbench is optimized for VxWorks and Wind River Linux projects, integrating a set of purpose-built developer tools that simplify and accelerate the creation of device software applications for those platforms. Based on the industry-standard open Eclipse framework, Workbench enables developers to be productive immediately and to take advantage of dozens of third-party plug-ins to provide additional software design, development and testing capabilities. Workbench is designed to allow companies to standardize on a single development tools platform across projects and teams, optimizing device software development processes and significantly reducing time-to-market. In March 2008, the Eclipse Foundation selected Workbench as the “Best Commercial Eclipse-Based Developer Tool.”

We also offer add-on development tools, including on-chip debugging tools and our Wind River Compiler for VxWorks, which plug into and enhance our Wind River Workbench development suite. The on-chip debugging and compiler market is shifting from being dominated by standalone tool solutions to being characterized by solutions that are tightly integrated with semiconductor or embedded operating system offerings. This change provides an opportunity for Wind River to extend its market position in on-chip debugging and compiler solutions. Our comprehensive product line includes Wind River Workbench, On-Chip Debugging Edition, an industry leading Eclipse-based JTAG debugging environment, and associated hardware: Wind River ICE, Wind River Probe, and Wind River Trace. Our solutions help engineers debug complex 32-bit, 64-bit and multicore processors. The Wind River Compiler combines industry-leading optimization technology with the flexibility and control needed to take advantage of today’s complex CPUs.

In addition to providing on-chip debugging tools for the development environment, Wind River also offers a test and manufacturing solution that allows engineers to debug device problems on the manufacturing line and integrate on-chip debugging into test automation programs. This product uses the same Wind River ICE and Wind River Probe as in the development process but is combined with a specific test and manufacturing software solution: the Wind River On-Chip Debugging API and Utility.

Device Management Products

Our Device Management solutions enable our customers to improve device quality, minimize support costs and extend the revenue-generating life of their products. They allow engineers to develop self-documenting device software that can be remotely diagnosed and repaired in real time, enabling customers to realize efficiencies and economies at each stage of the device life cycle:

•	During design and development, developers can use Wind River Workbench Diagnostics (a component of Wind River Field Diagnostics) to instrument and debug code using sensorpoints.

•	During system integration, quality assurance, and testing, teams can use Wind River Lab Diagnostics to exercise running software.

•	After deployment, support engineers can use Wind River Field Diagnostics to remotely diagnose, repair, and update software.

Professional Services

To complement our software and hardware products, Wind River offers design services, technical consulting and educational services. We help our customers augment their staff and productivity through our education services and technical consulting services. We also provide outsourced design services for customers’ products or applications. These design services are offered on either a time-and-materials or fixed-price basis and may encompass a broad range of services, including project-managed custom hardware development, software development and product integration.

Our customer education team delivers a series of formal technical courses designed to teach the basics of device software development and effective use of our tools, operating systems and middleware. We also provide worldwide maintenance and support for all Wind River products.

Our revenue from professional services was $55.7 million in fiscal year 2008, representing approximately 17% of our revenue for the year. Our professional services are becoming an increasingly important enabler to sales of our products as we are seeing an increasing number of services-led engagements with our customers. As of January 31, 2008, we had an aggregate off-balance-sheet services backlog of approximately $19.0 million. Off-balance-sheet services backlog is an operating measure that represents contractual commitments for our professional services that are not yet billed or delivered. Although we expect that most of our services backlog will be billed and delivered within the next 12 months, service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our off-balance-sheet services backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

In August 2007, we acquired all of the outstanding shares of S.C. Comsys S.R.L., a privately held professional services company based in Romania. This acquisition enabled us to increase the number of skilled consultants in our professional services organization and to expand our service offerings throughout Europe and globally.

Licensing Models

We license our products under the following types of licensing models:

•

Subscription License Model: Our products are predominantly licensed on a subscription basis, which provides customers with development rights to our products and standard support and maintenance services for an all-inclusive fee. A subscription typically has a one-year term, with optional annual renewals. Certain customers choose to enter into multi-year subscriptions with us.

•

Perpetual License with Maintenance Model: Over the past few years, we have been transitioning our customers from our traditional perpetual license model to our subscription license model. However, some of our customers purchase our products on a perpetual basis, which provides our customers with perpetual development rights to use our products for an up-front development license fee. Customers can purchase support and maintenance services for these products on an annual, renewable basis.

•

Term License with Maintenance Model: In fiscal 2009, we will begin to offer our customers the option to purchase a term license with maintenance. Customers will be able to enter into renewable, limited-term licenses with us, which will provide them with development rights to use Wind River products for a limited term rather than on a perpetual basis. These customers also can purchase support and maintenance on an annual, renewable basis. While we have not yet licensed a significant number of customers using term-based licensing, we anticipate that an increasing number of customers will agree to term-based licenses over time.

For our proprietary products, we expect that subscription licensing will continue to be the predominant type of licensing offered. These platform licenses are generally provided to our customers on an enterprise-wide basis, and in addition, add a production license fee for reproduction and distribution rights based on the software components that are included in each final, manufactured device by the customer.

Our open-source platform products have historically also been licensed under our subscription model. We expect that our Linux-based products will increasingly be licensed under a perpetual model, which would provide separate annual support and maintenance to our customers.

Strategic Alliances, Industry Consortia and Open-Source Community Participation

Wind River engages with key semiconductor vendors, circuit board manufacturers, system manufacturers, other software companies and some customers at a strategic level to promote our success in the DSO marketplace. These relationships are designed to help us drive innovation and standards across industry sectors and to aggregate the supply chain in key vertical markets to bring more cohesive and complete solutions to the market. For example, our alliance with Intel in the automotive infotainment market segment has allowed us to promote the development of standards in this industry and to deliver better integrated solutions to major customers in this market segment. We have achieved similar success with our alliances in the mobile handset space. For example, we have generated several opportunities to provide professional services and software solutions to mobile handset manufacturers as a result of our membership in the Open Handset Alliance (OHA).

We have strategic relationships with many of the major semiconductor and system manufacturers, including ARM Holdings plc, Broadcom Corporation, Cavium Networks, Emerson Network Power, Freescale Semiconductor Inc., IBM Corporation, Intel Corporation, MIPS Technologies Inc., NEC Corporation, NXP B.V., RadiSys Corporation, Raza Microelectronics Inc., Renesas Inc., Sun Microsystems, Texas Instruments Incorporated, Toshiba Corporation and Xilinx Inc., among others. We work to optimize our technologies for their processor architectures and board-level products, allowing us to align our sales channels to proliferate our solutions. The strategic alignment between Wind River and semiconductor vendors benefits customers in several ways, including reduced time-to-market, broader silicon choice for our platforms and software optimizations that leverage advances in hardware.

Wind River has also developed a network of software companies whose products integrate with our operating system platforms to provide value-added capabilities. Software partners also provide additional development tools that integrate and plug into our development suites, as well as complementary protocols, middleware and other technologies that operate with our VxWorks and Linux operating systems.

We also have a series of strategic relationships with COTS hardware partners in the networking industry in support of the adoption of the Advanced Telecommunications Computing Architecture (ATCA) by

telecommunications equipment manufacturers. With Sun Microsystems, Kontron, Mercury Computer Systems, RadiSys Corporation and Emerson Network Power, we have announced joint solutions that integrate Wind River’s VxWorks and Linux platforms with COTS hardware to meet the needs of the next generation of networking equipment. We also have relationships with hardware partners in the aerospace and defense industry.

We are playing an increasingly active and important role in open-source development projects and industry consortia. We have been a leader in the Eclipse Device Software Development Platform (DSDP) project for several years. We are also a member of the Linux Foundation (formerly the Open-Source Development Lab, or OSDL), the LiMo Foundation, the Open Handset Alliance (OHA), the Service Availability Forum (SA Forum), the OpenSaF Foundation, the SCOPE Alliance, the Communications Platform-Trade Association and AUTOSAR. Among other things, these organizations are striving to reduce industry fragmentation by defining common standards and protocols. For example, the LiMo Foundation and the OHA are leading the charge to create a standard Linux distribution for mobile handset OEMs.

As part of our open-source strategy and product development, we expect to become increasingly involved in licensing source code that we develop under open-source licenses. We believe the open-source community, our customers and our products and services will benefit from our increased role in contributing software code back to the open-source community upon which we rely for software that is distributed with our products. In addition, we expect to work more closely with partners and with consortia, to develop, proliferate and maintain open-source code.

Customers

Our solutions have been deployed by a broad range of organizations, including companies in networking (data, video, and voice), consumer electronics, aerospace and defense, mobile handsets, industrial and automotive. Our customers include end users, distributors, OEMs, system integrators and value-added resellers.

Our major customers by revenue for fiscal year 2008 were Alcatel-Lucent, Boeing Corporation, LM Ericsson Telephone Company, Honeywell International Inc., Lockheed Martin Corporation, Motorola Inc., Nortel Networks Corporation, Raytheon Company, Siemens AG and Tokyo Electron Limited. No single customer accounted for more than 10% of our revenue in any of the fiscal years ending January 31, 2008, 2007, or 2006.

Marketing, Sales, and Distribution

We market our products and services in North America, EMEA (Europe, the Middle East, and Africa), Japan, and the Asia Pacific region, primarily through our own direct sales organization, which consists of salespeople, field application engineers and support staff. Our direct sales force presents Wind River and our products for licensing to prospective customers, while application engineers provide technical presale and post-sale support. As of January 31, 2008, we had 212 sales employees located throughout North America, 117 sales employees throughout EMEA, 45 sales employees in Japan and 59 sales employees in the Asia Pacific region. As of January 31, 2008, we had 238 employees in professional services, 80 employees in marketing and 113 employees in customer support.

Revenue from sales to customers outside of North America represented $149.6 million, $128.8 million and $118.7 million for fiscal year 2008, 2007, and 2006, respectively, or approximately 46% of total revenue for fiscal 2008 and 45% of total revenue for fiscal 2007 and 2006. Prices for international customers for our platforms are generally quoted in U.S. dollars, Euros, British pounds, and Japanese yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currencies or U.S. dollars and are based on the United States price list, adjusted to reflect the higher cost of doing business outside the United States. International customers are normally invoiced in the currency in which they are quoted.

We have experienced, and expect to continue to experience, volatility resulting primarily from customer buying patterns and product development cycles. We have generally experienced the strongest demand for our products in the fourth quarter of each fiscal year and the weakest demand in the first quarter of each fiscal year. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

Competition

The DSO industry is highly competitive and fragmented. Our primary competition comes from the internal research and development departments of companies that develop device systems in-house. In many cases, companies that develop device systems in-house have already made significant investments of time and effort in developing their own internal systems. Historically, the advantages of shifting to COTS solutions have not been fully appreciated, with software system decisions typically being made at the project level. Today, the increasing complexity associated with device software is forcing companies to reconsider their in-house development strategies, as companies look to optimize their own device software development efforts and to bring devices to market faster and at lower cost. We believe that an increasing number of in-house development projects are shifting towards COTS solutions as a first strategic step toward standardization.

The principal competitive factors in the DSO industry include:

•	reliability;

•	performance, including boot-times and response times;

•	size, including memory footprint;

•	product features and functionality;

•	development complexity and time-to-market;

•	price;

•	availability of integrated development tools;

•	ability to create and maintain intellectual property ownership;

•	support for multiple semiconductor architectures and processors;

•	interoperability with middleware systems;

•	support for emerging industry and customer standards and protocols;

•	levels of training, technical services and customer support; and

•	levels of indemnification for potential intellectual property infringement claims.

We believe that we compete favorably with respect to these factors. We offer both our leading real-time, proprietary VxWorks operating systems that are particularly well-suited for device applications that require reliable, real-time performance, small memory footprints and proprietary systems, as well as our commercial-grade Linux operating systems that are well-suited for consumer device applications and other open-source-based systems. We complement both of these types of operating systems with our integrated, Eclipse-based Workbench software development suite. In addition, we offer device management solutions and expert technical support and professional services.

In the market for Linux operating systems and tools, Wind River competes with Linux distributions that are freely available from the open-source community, as well as commercial Linux distributors such as MontaVista Software Inc., LynuxWorks Inc., TimeSys Corporation and others.

Wind River also competes with independent software vendors in the market for proprietary operating systems and tools, including Microsoft Corporation, Mentor Graphics Corporation, ENEA OSE Systems AB,

LynuxWorks Inc., Green Hills Software Inc. and QNX Software Systems Ltd. (acquired by Harman International), as well as a number of other vendors that address one or more segments of the device system design process. Some of the companies that develop device systems in-house and some of our competitors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than does Wind River.

Product Development and Engineering

We believe that our success will continue to depend primarily upon our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2008, our product development and engineering group included 447 full-time employees.

During fiscal years 2008, 2007 and 2006, product development and engineering expenses were $81.4 million, $73.5 million and $65.6 million, respectively, excluding capitalized software development costs. For fiscal years 2008, 2007 and 2006, we did not have any capitalized software development costs related to development of software to be sold. In addition to our strategic relationships with semiconductor companies noted in “Strategic Alliances, Industry Consortia and Open-Source Community Participation” above, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2008, 2007 and 2006 were offset by $322,000, $319,000 and $1.7 million, respectively, in funding from these programs.

Proprietary Rights

Our success depends heavily upon our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property, both in terms of source-code-handling and underlying intellectual property ownership of modifications to Wind River code.

As our open-source business grows, we may increasingly rely on third-party open-source code that has been developed and made available for licensing under open-source license terms. Certain open-source licenses, such as the GNU General Public License (“GPL”) that applies to Linux and many other popular open-source products, generally permit anyone to copy, modify and distribute the software, subject only to the restriction that any resulting or derivative work made available to the public be licensed under those same terms, instead of under our standard license terms. Therefore, with respect to our open-source-based products, although we will retain the copyright to the source code that we develop ourselves, our most valuable intellectual property with respect to derivative works governed by the GPL or similar licenses may be our collection of trademarks.

Wind River is a registered trademark in the United States and other countries worldwide. We have used, registered and/or applied to register specific trademarks and service marks to distinguish many of our products, technologies and services from those of our competitors in the U.S. and in foreign countries and jurisdictions. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2008, we held 60 issued patents in the United States, none of which has expired. The expiration dates of these patents range from 2015 to 2023. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity may be challenged. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

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

Employees

As of January 31, 2008, we had 1,507 employees, including 513 in sales and marketing, 351 in professional services and support activities, 447 in product development and engineering and 196 in management, operations, finance, and administration. Of these employees, 944 were located in North America and 563 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage. Our employees are vital to our success, and our key management, engineering, sales and other employees are difficult to replace. We generally do not have employment contracts with our key employees, other than our Chief Executive Officer and our Chief Financial Officer, or maintain key person life insurance on any of our employees. If we are unable to attract, assimilate, retain or motivate highly qualified technical and sales employees in the future through competitive compensation and employment policies, our ability to develop and introduce competitive new products in a timely manner may suffer. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

Executive Officers of the Registrant

The names of our executive officers, their ages as of March 31, 2008, and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	48	Chairman of the Board, President and Chief Executive Officer
Ian R. Halifax	47	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
Damian Artt	44	Vice President, Worldwide Sales and Services
Jane E. Bone	42	Chief Accounting Officer
John J. Bruggeman	46	Chief Marketing Officer
Barry Mainz	44	Chief Operating Officer
Scot K. Morrison	45	Senior Vice President and General Manager, VxWorks Division
Vincent Rerolle	45	Senior Vice President and General Manager, Linux Division

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

Ian R. Halifax joined Wind River as its Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary in February 2007. From January 2005 until February 2006, Mr. Halifax served as Chief Financial Officer of Micromuse Inc., a provider of business and service assurance solutions to telecommunications companies, financial organizations and governmental institutions worldwide. Following IBM Corporation’s acquisition of Micromuse in February 2006, Mr. Halifax served as a transition executive in

IBM’s Tivoli Software unit until he joined Wind River. From October 1999 to January 2005, he was Chief Financial Officer and Secretary at Macrovision Corporation, a developer and licensor of copy protection, electronic licensing and digital rights management technologies. Mr. Halifax is a Certified Public Accountant and a Certified Management Accountant. He holds a BA degree in English and Related Literature from University of York in the United Kingdom and an MBA in Finance from Henley Management College, Oxfordshire, UK.

Damian Artt was appointed Wind River’s Vice President of Worldwide Sales and Services in February 2007. Mr. Artt joined Wind River in 2004 as our Vice President of Worldwide Services. Prior to joining Wind River, Mr. Artt spent eleven years at Cadence Design Systems, a software company, in various sales leadership positions. Mr. Artt has a degree in Electrical Engineering from Queen’s University in Belfast, Northern Ireland.

Jane E. Bone has served as our Chief Accounting Officer since February 2007. Prior to her appointment as CAO, she served as the Company’s Corporate Controller since 2000 and, in addition, as Vice President, Finance, since 2005. Ms. Bone joined Wind River as part of its acquisition in February 2000 of Integrated Systems, Inc., where she spent three years serving as the European and International Controller. She has also held positions in the United States and the United Kingdom at Deloitte Haskins & Sells and Coopers & Lybrand LLP. Ms. Bone earned a BS (Econ.) Hons. in Accounting degree from University of Hull, United Kingdom.

John J. Bruggeman joined Wind River in February 2004 and currently serves as Chief Marketing Officer. From May 2002 until January 2004, Mr. Bruggeman was Vice President of Marketing at Mercury Interactive Corporation, a software company focused on business technology optimization. Mr. Bruggeman earned a BS degree in Statistics and Computer Science from San Jose State University and an MS degree in Mathematics from the University of Connecticut.

Barry Mainz was appointed our Chief Operating Officer in February 2007. Mr. Mainz joined Wind River in June 2005 as our Vice President, Worldwide Customer Service, and since July 2005, has acted as the Company’s Vice President, Worldwide Customer Operations. From 1999 until he joined Wind River, Mr. Mainz served as Vice President, Corporate Sales Division, for Mercury Interactive Corporation. Mr. Mainz holds a BA degree in Communications from San Francisco State University.

Scot K. Morrison was appointed Senior Vice President and General Manager, VxWorks Division in February 2008. He previously held other management positions at Wind River including Senior Vice President of Engineering and Vice President and General Manager of several different business units. Mr. Morrison joined Wind River as part of its acquisition of Integrated Systems, Inc. in February 2000. Mr. Morrison earned his Bachelor of Applied Science degree in Engineering from the University of Toronto, as well as his master’s degree at the Massachusetts Institute of Technology, specializing in control systems.

Vincent Rerolle joined Wind River in November 2006 as our Vice President of Corporate Development and Strategy, where he was responsible for mergers and acquisitions, strategic partnerships and alliances, and he was appointed Senior Vice President and General Manager, Linux Division in February 2008. From 2001 until he joined Wind River, Mr. Rerolle was Vice President of Corporate Development at Mercury Interactive Corporation, where he was responsible for mergers and acquisitions, business development and technology alliances. Mr. Rerolle has also held various management positions at Citadon, McKinsey, Vivendi and Sagem, in the United States, France and Australia. He holds a BS degree in engineering from ENST Paris and an MBA from INSEAD.

Financial Information about Segments and Geographic Areas

For financial information regarding segments and geographic areas, see Note 13, “Segment and Geographic Information,” in the notes to consolidated financial Statements, filed as part of this Annual Report on Form 10-K.

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

The Device Software Optimization market is characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements and product offerings in the device market. In addition, customers developing different types of devices require different product offerings, features and functionality. If we fail to continually update our existing products to keep them current with customer needs or to develop new or enhanced products to take advantage of new technologies, emerging standards and expanding customer requirements, our existing products could become obsolete and our financial performance would suffer. Also, we have from time to time experienced delays in the commercial release of new technologies, new products and enhancements of existing products. These delays are commonplace in the software industry due to the complexity and unpredictability of the development work required. If we fail to commercially release new products on a regular and timely basis, our financial performance could suffer. We must effectively market and sell new product offerings to key customers, because once a customer has designed a product with a particular operating system, that customer typically is reluctant to change its supplier due to the significant related costs. If we cannot adapt or respond in a cost-effective and timely manner to new technologies and new customer requirements, or if the new products we develop are not attractive to our customers, sales of our products could decline.

If we do not select the right areas for investment or the right vertical markets in which to concentrate our sales and marketing efforts or if we are not successful in implementing or developing new business initiatives or if new business initiatives adversely affect our other businesses, our financial performance could suffer.

We regularly evaluate new products, technologies, business models and strategic business initiatives. For example, in response to growing customer interest in open-source software solutions, we began offering open- source products and services in 2005 and our open-source business has become an increasingly important part of our business. In addition, at the beginning of fiscal year 2009, we adopted a strategic plan to focus increased engineering, sales and marketing resources in certain targeted growth product areas, including Linux platforms, device management solutions, MILS aerospace and defense security solutions and multiprocessing capabilities. See “Item 1. Business – Our Strategy.” Investments in new business areas or strategic business initiatives can be expensive and time consuming and can divert management attention and internal resources away from other business opportunities. If we do not select the right areas for investment or if we are not successful in implementing or developing new business initiatives or if new business initiatives adversely affect our other businesses, our financial performance could suffer.

In addition, we regularly target certain vertical markets in which we concentrate increased sales and marketing efforts. We are now concentrating increased sales and marketing efforts in certain targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, automotive infotainment, mobile Internet devices, and digital living. See “Item 1. Business – Our Strategy.” Many of these markets have experienced and may continue to experience rapid technological changes and industry consolidations and other disruptions. If we do not select the right vertical markets in which to concentrate our sales and marketing efforts or if these markets change or fail to grow as we anticipate or if we are not successful in licensing our products to customers in these targeted markets, our financial performance could suffer.

Our adoption of a reorganization plan may cause disruptions in our business and operations and will result in restructuring and other charges.

In fiscal year 2008, our organization was structured along functional lines. At the beginning of our fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this reorganization plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with customers and partners, and to drive and measure returns on our investments. As a result of this reorganization, engineering, product management, and test personnel were allocated among the four product divisions, while sales, marketing, and other operational and support staff remain organized along functional lines. This management reorganization may divert the attention of some of our management from business and operational issues and may affect product development or marketing plans or schedules. If we did not choose the correct strategy and investments for our reorganization, or if we are unable to execute effectively on the new strategy and organizational structure, we may not be able to meet the needs of our customers and partners for products and services. We must effectively manage the implementation of our new organizational structure to avoid any resulting confusion or conflict that might affect our ability to respond to our customers and partners in a nimble and agile manner, which could negatively impact our business, results of operations and financial condition.

As part of this reorganization plan, we expect to reduce our workforce by approximately 80 to 90 positions during the first quarter of fiscal year 2009, although we plan to increase our staffing levels over the course of fiscal year 2009, particularly in China and Eastern Europe. We expect to incur total charges ranging from $3.0 million to $4.0 million in connection with this reorganization plan. Substantially all of the charges will relate to cash severance costs and a substantial majority of the charges will be incurred in the first quarter of fiscal year 2009 ending April 30, 2008.

If we fail to grow our open-source business, our revenues and operating results could decline or could fail to grow. As our Linux products compete with open-source software that is available publicly at little or no cost, there can be no assurance that our customers will determine that our open-source products offer a compelling value proposition or that we will be successful in licensing our Linux products on profitable terms.

We have been offering Linux platforms since 2005. Our Linux platform business has become an increasingly important part of our business as Linux has been increasingly adopted by device manufacturers for more device applications and as growth in our proprietary VxWorks business has slowed. We anticipate that our Linux business will be the fastest-growing part of our business in the near future. If we fail to grow our Linux business, our revenues and operating results could decline or could fail to grow as much as we anticipate.

We cannot be certain whether any of our current or future open-source product offerings will be successfully adopted by new or current customers. In addition, even if our open-source products are adopted by our customers, they may not be profitable. Our open-source products compete with, among other things, open-source software that is otherwise publicly available for little or no cost. There can be no assurance that our customers will determine that our open-source products offer a compelling value proposition or that we will be successful in licensing our products on profitable terms. Very few open-source software companies have been profitable. To date, our open-source-based business has not been profitable, and we may not be able to generate profits in this business in the future.

As part of our open-source strategy, we are investing in and promoting the efforts of various industry consortia and standard setting organizations, and expect that industry consolidation in support of these specific standards and software will position us well to benefit from market convergence on the standards and software that we support. However, there can be no assurance that the consortia or standards organizations in which we choose to participate will be adopted by the marketplace, and if they are not we may have diverted our resources away from alternative strategies and product development that may instead become the marketplace leaders. Our strategy also anticipates that we will work closely with hardware and software partners to increase the adoption of our Linux-based products, and that we may also benefit from the development or distribution efforts these partners may provide related to our open-source products. If we are not able to successfully motivate our partners to support our open-source product development and distribution efforts, our products and services may not be adopted downstream by shared customers.

While we attempt to grow our open-source-based business, we simultaneously continue to offer our proprietary software products to the marketplace. It is possible that our efforts to grow our open-source business could result in a decline in sales of our proprietary software either as a result of a diversion of internal resources or customer preference. If such sales declines were to occur, our revenues and earnings could be adversely affected.

Our open-source products may subject us to increased legal risks.

As our products that are distributed with open-source software components are increasingly adopted (and as we expand our portfolio of products both through internal development and acquisition of technology, such as that acquired from Interpeak and FSMLabs), we may face increased legal risks that could affect our future ability to develop or sell our open-source products.

The language of the open-source licenses that govern software we distribute with our products is at times ambiguous, which creates vulnerability to third-party allegations of non-compliance with terms of applicable open-source licenses. For instance, we distribute open-source software with (and in some cases incorporate open-source software into) our products, including certain open-source software components subject to the GPL. Distributing or combining open-source software with or into our products creates some risk that the GPL (or other applicable open-source software license) will be interpreted in a manner that could impose unanticipated conditions or restrictions on our products, including a requirement to disclose our own products in source code form. We take steps to ensure that proprietary software that we do not wish to disclose in source code form is not distributed or combined with open-source software in ways that would require such proprietary software to be made subject to an open-source software license. However, few courts have interpreted open-source software licenses, and the manner in which these licenses may be interpreted and enforced remains uncertain. With the growth in our professional services and engineering efforts related to open-source software, we may become increasingly vulnerable to third-party allegations that our own development efforts or technology have resulted in infringing work or work that has unintentionally become subject to open-source obligations. As we grow and develop our open-source strategy and business, we may also become subject to challenges that other aspects of our business model or strategy do not comply with applicable open-source licenses. Even if no legal pronouncement is made, if the informal developer communities comprising the open-source software movement adopt a negative position toward our business or development efforts, they may cease their support of our company and this disruption in our relationship with the open-source software community could adversely affect our ability to effectively market and sell open-source products.

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

In addition, it is possible that a court could hold the GPL to be unenforceable through a legal challenge, or that someone could assert a claim for proprietary rights in a program developed and distributed under them. If an open-source license that applies to the licensing of components of our open-source products is found to be partially or completely unenforceable, or if there are claims of infringement, we could be required to obtain licenses from third parties in order to continue offering our products, reengineer our products, or discontinue the sale of our products in the event reengineering could not be accomplished on a timely basis. An adverse legal decision affecting our intellectual property or the terms upon which we license our products could materially harm our business.

Uncertainty regarding the legal risks related to open-source software components could affect sales of our open-source products generally. Some of our potential customers may be reluctant to incorporate open-source software into their own products if they perceive significant risks that their own software systems could become subject to GPL licensing terms.

Also, as a vendor of software intended to be embedded into Linux-based devices, we may be subject to claims based on actions by our customers or device end users in their use of open-source code received from us. For instance, if our customers develop and distribute software received from us in a manner that violates GPL licensing terms or infringes third party intellectual property rights, we may be subject to legal claims under such theories as contributory infringement, inducing infringement or vicarious liability.

Finally, as a result of legal concerns about open-source software, we are facing increased pressure from our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties related to open-source software. We have in the past agreed to indemnify certain of our customers against certain potential liabilities associated with our open-source products and we may decide to revise or expand our indemnification policies and practices in the future to address customer requirements. Our financial condition and results of operations may be adversely affected if we have to indemnify our customers for the liabilities posed by open-source software.

Our mix of licensing models and professional services revenues impacts the timing of our reported revenues, and our inability to accurately manage the volume of business expected for each licensing model and the relative mix of professional services revenues could increase fluctuations in our revenue and financial results.

Because we license our development products under business models that recognize revenue differently, the rate of adoption of license models by our customers impacts the timing of our reported revenues. Under our subscription license model, revenues are recognized ratably over the subscription period. By contrast, our perpetual and term license models require a majority of license revenues to be recognized in the quarter in which the products are delivered and a smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. See “Item 1. Business – Licensing Models.” An order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual license. As a result, our reported revenues are affected by the selection of license model type by our customers. In addition, our ability to recognize revenues can be deferred when a transaction includes multiple elements. There is a risk that we will not be able to continue or increase our rate of adoption of our subscription-based, perpetual-based or term-based license models, or that we may choose to focus our sales efforts and resources on particular, significant perpetual, term or subscription license opportunities that may or may not result in a sale. The impact on revenues and deferred revenues will continue to depend on the rate at which customers license products under our perpetual, term or subscription license models or under multiple element arrangements. If we are unable to manage the rate of adoption of our license models by our customers at any time, our business, results of operations and financial condition would be negatively affected.

In addition, although our subscription licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the subscription term. There is a further risk that the more complex and time consuming negotiations subscription licenses may affect our ability to close such transactions, and that customers who purchase subscription licenses may spend less in the aggregate over the term of the subscription license than if they had been required to purchase perpetual licenses. The impact on revenues and deferred revenues will continue to depend on the rate at which customers license products under our perpetual, term or subscription license models. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the subscription licensing rate is higher than we expect, we may experience a larger decline in revenues, as well as an increase in deferred revenues.

Our revenues for any period and our deferred revenues at the end of any period can also be affected by the extent to which customers retain us to provide professional services rather than licensing our software solutions. We have noticed an increasing number of services-led engagements with our customers and our professional services are becoming an increasingly important enabler to sales of our products. We have experienced increased demand for our professional services as market and industry conditions change rapidly. We believe that more customers are opting to retain us to provide professional services to them in order to develop and/or prove a concept in advance of licensing our software solutions from us. Revenues from service engagements are generally recognized when the contracted services are performed and contracted future revenue from services engagements is included in deferred revenue and/or services backlog. Services backlog is not recorded on our consolidated balance sheets. In addition, the relative size of our services revenues as compared to our other revenues can affect our operating margins and earnings as we typically realize smaller operating margins on earnings generated from services engagements than earnings derived from licenses of our software solutions.

Because a significant portion of our revenues continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. As our open-source business grows, we may not be able to rely on receiving per unit fees from our customers. For our open-source business, we may instead need to rely on other fees to compensate for the production license fees that we have traditionally received for our proprietary products. Also, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the Internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, our revenues will decline. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend upon our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and net income. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our revenues and net income include:

•	acceptance by our customers of our current and new product offerings;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to, business disruptions arising from or relating to internet or computer viruses service interruptions;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates;

•	the impact of changes to existing accounting pronouncements; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, restricted stock, stock appreciation rights or any other stock-based awards.

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

The Device Software Optimization industry is characterized by rapid change, new and complex technology and intense competition. See “Item 1. Business – Competition.” Our ability to maintain our current market share depends upon our ability to satisfy customer requirements, enhance existing products and develop and introduce new products. Due to the complexity of the markets in which we operate, where our customers often develop device systems in-house, it is difficult to assess the impact of competition on our business and our related share of these markets. We have faced increasing competition in recent years as customers have decreased research and development budgets, sought to increase the value they receive from vendors, including us, attempted to leverage a more competitive bidding process when spending research and development budgets and/or deferred or canceled projects, in whole or in part. As a result, we believe that some customers have elected not to purchase our products and have chosen to undertake such development in-house, selected solutions they perceive to be less expensive or relied upon existing licenses from us rather than making new purchases. We expect the intensity of competition to increase in the future. Increased competitiveness may result in reductions in the prices of our products, royalties and services, lower-than-expected gross margins or loss of market share, any of which would harm our business.

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

Our significant international business activities subject us to increased costs and other risks.

We develop and sell a substantial percentage of our products internationally. For the fiscal year ended January 31, 2008, revenues from international sales were $149.6 million, or 46% of total revenues. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. In particular, we intend to increase significantly our engineering and professional services resources in China, Romania and Canada. Risks inherent in international operations include:

•	the imposition of governmental controls and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	differences in business cultures and sales cycles;

•	differences in operation and sales support expenses;

•	unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

•	greater difficulty in accounts receivable collection;

•	other increased costs of doing business;

•	restrictions on repatriation of earnings;

•	exposure to adverse movements in foreign currency exchange rates;

•	the costs and difficulties associated with complying with a variety of foreign laws and domestic laws applicable to foreign operations, including the U.S. Foreign Corrupt Practices Act;

•	difficulties in staffing and managing foreign subsidiaries and branch operations;

•	increased risks of intellectual property infringement and less stringent intellectual property protection laws;

•	the costs and risks of operating in countries experiencing geopolitical conflict and/or terrorism;

•	the effect of our adoption of global pricing models;

•	difficulties in integrating products and operations from foreign acquisitions;

•	the impact of local health and political crises that prohibit or severely limit travel or other interaction with a local economic market;

•	exposure to local economic slowdowns; and

•	the need to guarantee credit instruments extended to support foreign operations.

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Growth of our open-source business increases this risk in part because many of the open-source software components that we may incorporate into or distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability claims.

Although our agreements with our customers contain provisions intended to limit our exposure to infringement and liability claims, our agreements may not be effective in limiting our exposure in all circumstances. Any of these types of claims, with or without merit, could result in claims for indemnification by us or costly litigation, could require us to expend significant resources to develop non-infringing technology or remedy product defects, cause product shipment delays or require us to pay significant damages if the claims are successful. In the case of infringement of another party’s intellectual property, we may be required to enter into royalty or licensing agreements; however, we cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we are not successful in defending these claims or, with respect to infringement claims, were to fail to obtain royalty or licensing agreements in a timely manner and on reasonable terms, our business, financial condition and results of operations would be materially adversely affected.

The rights upon which we rely to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology without our permission and reduce our ability to compete.

Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps that we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. The risks that we face may increase as we conduct more research and development activities in China, Romania, Israel and other foreign countries. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

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

We have many strategic relationships with semiconductor companies, circuit board manufacturers, system manufacturers, other software companies, customers and others. In addition, we are playing an increasingly active and important role in open-source development projects and industry consortia. See “Item 1. Business – Strategic Alliances, Industry Consortia and Open-Source Community Participation.” These strategic relationships and industry consortia are complex. Some of the companies that are our strategic partners in certain business areas or industry consortia are also our competitors in some business areas. Our strategic partners may also have concurrent relationships with other companies that provide open-source, proprietary or in-house solutions, which may put pressure on our product development roadmaps, timelines and prices. If we are not successful in developing and maintaining these strategic relationships, our business may be harmed. If our collaborative marketing and distribution agreements terminate or expire, the scope of our product offerings may be restricted, and the distribution of our products and our revenues may be adversely impacted.

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

As a subcontractor to the U.S. Government, we must comply with and are affected by certain laws and regulations related to the award, administration and performance of U.S. Government contracts and other regulations particularly related to the aerospace and defense industry, such as export control regulations including International Traffic in Arms Regulations. In addition, under applicable regulations, various audit agencies of the U.S. government conduct regular audits of contractors’ compliance with a variety of U.S. government regulations and have the right to review retroactively the financial records under most U.S. government contracts. Further, as a U.S. Government subcontractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not. This increases our internal procedures and costs, and as well, we may face an increased risk of non-compliance as these processes and rules requirements involve separate processes that are outside our standard, commercial practices.

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

Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and upon the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. In addition, our past reductions in force could potentially make attracting and retaining qualified employees more difficult in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell our products.

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

As reported on The NASDAQ Global Select Market, during the fiscal year ended January 31, 2008, our stock had an intra-day high sales price of $13.42 and an intra-day low sales price of $7.88. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. In particular, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

General economic weakness and geopolitical factors may harm our operating results and financial condition.

Our results of operations are dependent to a large extent upon the state of the global economy. General economic weakness or weaker economic conditions in the United States, Europe or the Asia-Pacific region could adversely our customers and our results of operations and financial condition. In addition, geopolitical factors such terrorist activities, armed conflict or global health conditions that adversely affect the global economy may adversely affect our operating results and financial condition.

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

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also lease a number of sales, services, customer training, manufacturing, and research and development offices for current use consisting of approximately 352,000 square feet in various locations in North America, EMEA, Japan and the Asia Pacific region. We believe that our facilities are adequate to meet our current and anticipated business needs.

ITEM 3.	LEGAL PROCEEDINGS

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action.

On February 22, 2008, before the briefing on the pending demurrers was completed, the parties reached an agreement in principle to settle these derivative actions and executed a Memorandum of Understanding that outlined the general terms of the proposed settlement. The proposed settlement, which is subject to Court approval, involves certain corporate governance changes and a payment by the Company to plaintiffs’ counsel for attorneys’ fees and expenses following final approval of the proposed settlement. The parties submitted papers in support of the proposed settlement to the Court on April 2, 2008, and have scheduled a hearing on a motion for preliminary approval of the proposed settlement for May 9, 2008. The Court has taken the pending demurrers off calendar to allow the Court to consider the proposed settlement. If the Court grants a motion preliminarily approving the proposed settlement, the Company expects that a final settlement hearing will be scheduled approximately 65 days after preliminary approval and following appropriate notice to the Company’s stockholders. Although a final settlement has not been approved by the Court and there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol WIND. As of March 31, 2008, there were approximately 579 stockholders of record of our common stock. As of March 31, 2008, the closing price of our common stock as quoted on the NASDAQ Global Select Market was $7.74. The following table sets forth the intra-day low and high sales prices of our common stock on the NASDAQ Global Select Market for the quarters indicated:

	Low	High
Fiscal 2008
First quarter ended April 30, 2007	$9.35	$11.28
Second quarter ended July 31, 2007	9.51	11.40
Third quarter ended October 31, 2007	8.71	12.65
Fourth quarter ended January 31, 2008	7.88	13.42

Fiscal 2007
First quarter ended April 30, 2006	$11.09	$15.71
Second quarter ended July 31, 2006	7.85	11.56
Third quarter ended October 31, 2006	7.95	11.51
Fourth quarter ended January 31, 2007	9.65	11.94

Dividend Policy

We have not paid cash dividends on our common stock to date. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2008. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2008, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders	11,305,632	(1)(2)	$11.39	(3)	10,543,332	(4)
Equity compensation plan not approved by security holders	4,458,424		$10.01		—

Total	15,764,056	(1)(2)	$10.98	(3)	10,543,332	(4)

(1)	Excludes outstanding options to purchase an aggregate of 168,208 shares with a weighted average exercise price of $14.83, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies Inc., Embedded Support Tools Corporation, Integrated Systems, Inc., and Rapid Logic, Inc.

(2)	Includes 592,362 shares of our common stock issuable pursuant to outstanding restricted stock units under our 2005 Equity Incentive Plan (as amended). Restricted stock units represent an unfunded, unsecured right to receive shares of Wind River common stock and the value of such awards varies directly with the price of Wind River common stock.

(3)	Calculated without taking into account shares of our common stock issuable pursuant to outstanding restricted stock units that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(4)	Includes 2,870,687 shares available for future issuance under our 1993 Employee Stock Purchase Plan (as amended).

The equity compensation plans not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 10, “Stock-Based Compensation Plans,” in notes to consolidated financial statements filed as part of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In June 2007, the Board of Directors authorized a stock repurchase program to enable us to purchase up to an aggregate of $50.0 million in shares of Wind River common stock in the open-market or through negotiated transactions. We did not repurchase any of our common stock during the quarter ended January 31, 2008. From March 11, 2008 to April 8, 2008, we repurchased 6.8 million shares of our common stock for a total cost of $50.1 million and an average price of $7.43 per share. As a result of these purchases, we completed our share repurchase program authorized in June 2007.

In April 2008, the Board of Directors authorized a new stock repurchase program to enable us to purchase up to an aggregate of $50.0 million in shares of Wind River common stock in the open-market or through negotiated transactions. From April 9, 2008 to April 11, 2008, we repurchased 450,000 shares of our common stock under this new repurchase program for a total cost of $3.8 million and an average price of $8.39 per share.

Performance Measurement Comparison

The graph below compares the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 31, 2003 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index. We have never paid cash dividends on our common stock. Total return is based on historical results and is not intended to indicate future performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Wind River Systems, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

	January 31,
	2003	2004	2005	2006	2007	2008
Wind River Systems, Inc.	$100.00	$245.75	$368.04	$392.38	$290.91	$246.04
NASDAQ Composite index	$100.00	$156.40	$156.66	$177.31	$192.91	$187.21
NASDAQ Computer & Data Processing index	$100.00	$133.13	$142.60	$159.44	$177.83	$181.40

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and with the consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K.

	Years Ended January 31,
	2008		2007		2006		2005	2004
	(In thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$328,631		$285,298		$266,323		$235,400	$204,119
Income (loss) from operations	(7,963)		(5,377)		23,885		12,681	(25,231)
Net income (loss)	(2,358	)(1)(2)	573	(2)(3)	29,295	(3)	8,165	(24,960)
Net income (loss) per share:
Basic	(0.03)		0.01		0.35		0.10	(0.31)
Diluted	(0.03)		0.01		0.33		0.09	(0.31)

	January 31,
	2008		2007		2006		2005	2004
	(In thousands)
BALANCE SHEET
Working capital	$52,725		$45,624		$19,290		$13,413	$27,220
Total assets	563,919		498,565		483,244		452,254	502,552
Convertible subordinated notes, excluding current portion, and other long-term obligations (4)	6,919		2,898		2,420		76,543	191,468
Stockholders’ equity	365,592	(5)	324,134		303,447		255,945	233,016

(1)	Net loss and net loss per share include a non-cash impairment charge of $2.8 million related to the partial write-off of certain purchased and other intangible assets.
(2)	Net income (loss) and net income (loss) per share include stock-based compensation expense of $21.3 million and $22.5 million for fiscal 2008 and 2007, respectively, related to the prospective adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006 and restricted stock awards issued in the Interpeak acquisition. See Note 9, “Common Stock,” and Note 10, “Stock-based Compensation Plans,” in Item 8 of this Annual Report on Form 10-K for further information.
(3)	Net income and net income per share include the release of certain international deferred tax valuation allowances totaling approximately $2.8 million and $6.8 million for fiscal 2007 and 2006, respectively.
(4)	See Note 6, “Convertible Subordinated Notes,” in Item 8 of this Annual Report on Form 10-K for further details.
(5)	The opening accumulated deficit balance within stockholders’ equity includes the impact of adopting Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences, in the first quarter of fiscal 2008. The adoption resulted in a cumulative effect adjustment of $1.3 million, which was recorded as an increase to accumulated deficit as of February 1, 2007. See Note 1, “The Company and Summary of Significant Accounting Policies,” in Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Operating and Financial Summary

Wind River is a global leader in Device Software Optimization (DSO). We develop, market and sell operating systems, middleware and software development tools that allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. We offer our customers a choice of leading real-time, proprietary operating systems and open-source-based, commercial-grade Linux operating systems. We also offer our comprehensive, Eclipse-based Workbench software development suite that allows our customers to manage the design, development, debugging and testing of their device software systems, as well as leading device management solutions that allow our customers to remotely monitor and manage their devices in either lab or field environments. Our customers manufacture devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Our operating systems are currently deployed in millions of devices.

We market our products and services in North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of sales persons and field engineers. We also license distributors, primarily in international regions, to serve customers in regions not serviced by our direct sales force. We were incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

Our Strategy

Our objectives are to strengthen our leadership position in the DSO industry and to increase our revenue and profitability. To achieve these objectives, we are pursuing the following strategic initiatives:

•

Accelerating investments in targeted growth product areas: We are focusing increased engineering, sales, and marketing resources in certain targeted growth product areas, including Linux platforms, device management solutions, Multiple Independent Levels of Security (MILS) solutions in the aerospace and defense industry and multiprocessing capabilities.

•

Increasing profitability of established products: We are refocusing our resources to generate increased returns from our more established products, including our VxWorks solutions, our on-chip debugging tools and our other general purpose development tools.

•

Focusing operations: At the beginning of our fiscal year 2009, we reorganized our operations into four product divisions: VxWorks, Linux, Tools, and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with our customers and partners and to drive and measure returns on our investments.

•

Targeting growth vertical markets: We are concentrating increased sales and marketing efforts in targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, automotive infotainment, mobile Internet devices and digital living. During fiscal year 2008, we had significant design wins in many of these markets and, in particular, in the mobile handset and automotive infotainment markets.

•

Leveraging alliances with key partners: We are continually seeking to establish relationships with key hardware and software partners in order to develop, promote and sell products and services to new customers or through new distribution channels. We are also playing increasingly important roles in several industry consortia and standards-setting bodies, particularly in the open-source industry, in order to promote technology standardization and adoption.

How We Earn Our Revenues

We earn our revenues from the license and sale of our products and from providing services related to our products. Our software products are licensed to our customers for their development use under either a subscription license or a perpetual license. Customers who purchase a subscription license are charged per term, typically an annual fee, renewable at the election of the customer. Customers who purchase a perpetual license are generally charged a one-time, up-front fee. Once development is completed, whether under a subscription license or a perpetual license, we also generally charge our customers a production license fee for every copy of our proprietary software included in the final, manufactured device. Customers either report their usage on a quarterly basis or purchase a block of production licenses in advance of use. We also earn revenue for support and maintenance services for our products, which includes telephone support and provision of updates. For products licensed under a perpetual license, support and maintenance may be purchased for a separate fee. For products licensed under a subscription license, support and maintenance is included in the per-term fee, and includes upgrades. In addition, we also charge customers for other services related to our products, such as training and professional services. Our training services are generally purchased for a fixed fee, while our professional services are available on both a time-and-materials and fixed price contract basis. Our professional services are designed to assist our customers with the design and development of a completed device or application and may include project managed custom hardware development, software development and product integration.

In fiscal 2009, we will begin to offer our customers the option to purchase under a term license with maintenance model. Customers will be able to enter into renewable, limited-term licenses with us, which will provide them with development rights to use Wind River products for a limited term rather than on a perpetual basis. These customers also can purchase support and maintenance for a separate fee on an annual, renewable basis, and which will also include the rights to receive upgrades in addition to updates. We will also charge our customers a production license fee for every copy of our proprietary software included in the final, manufactured device.

Our product revenues are comprised of revenues from perpetual and term license; the revenues that we receive for all production licenses, whether related to development under a perpetual license, term license or a subscription license; and hardware revenues. Our subscription revenues are derived from revenues from our subscription licenses, not related to production fees, and includes support and maintenance provided to these customers. Our services revenues are derived from our professional services revenues and training, as well as revenues for support and maintenance of our products under perpetual and term licenses. Summarized below is a tabular representation of the components of our revenue categories:

Product Type
Revenue Category	Subscription License	Perpetual License	Term License	Professional Services	Maintenance	Training/ Education
Product Revenues	Production licenses (royalties)	Perpetual license fees and production licenses	Term license fees and production licenses	N/A	N/A	N/A

Subscription Revenues	Subscription fees	N/A	N/A	N/A	Maintenance for subscription licenses	N/A

Service Revenues	N/A	N/A	First year maintenance, if included with the initial license	Professional services	Maintenance for perpetual and term licenses	Training related to all licenses

Key Operating and Financial Metrics

Members of our senior management team regularly review key operating and financial metrics such as net revenues, operating margin, earnings per share, operating cash flows and net change in deferred revenues. These metrics allow management to monitor the robustness and profitability of our business and to evaluate any necessary areas for investment or, in contrast, for improved efficiencies and effectiveness.

Recent Operating Results

During fiscal 2008, we continued to grow revenue and deferred revenue while continuing to generate positive cash flows from operations. Growth in revenue and deferred revenue was primarily driven by an increase in our subscription licensing business.

Our total revenues were $328.6 million in fiscal 2008 compared to $285.3 million in fiscal 2007, an increase of $43.3 million or 15%. In fiscal 2007, our revenues increased by $19.0 million or 7% over revenues of $266.3 million in fiscal 2006. Our net loss was $2.4 million or $0.03 per diluted share in fiscal 2008. Our net income in fiscal 2007 was $573,000 or $0.01 per diluted share and our net income in fiscal 2006 was $29.3 million, or $0.33 per diluted share.

Our total deferred revenue increased by 6% to $134.5 million at January 31, 2008 from $127.0 million at January 31, 2007, and by 29% at January 31, 2007 from $98.3 million at January 31, 2006, primarily as a result of continued increases in sales of our subscription license products. Short-term deferred revenues increased by 7% to $119.9 million at January 31, 2008 from $112.2 million at January 31, 2007. Of the total deferred revenue balance at January 31, 2008, $14.6 million related to deferred revenue classified as long-term.

We generated cash flows from operations of $42.6 million in fiscal 2008 compared to $55.7 million in fiscal 2007 and $49.3 million in fiscal 2006. Cash provided by operating activities declined by $13.1 million in fiscal 2008 compared to fiscal 2007, due to slower growth in deferred revenue and increased operating expenses. Cash provided by operating activities increased by $6.4 million in fiscal 2007 compared to fiscal 2006, due primarily to growth in operating cash generated from increased deferred revenues.

During fiscal 2008, we acquired S.C. Comsys S.R.L. and the RTLinux business for an approximate net cash outlay of $11.5 million and we repurchased 652,000 shares of our common stock for a total cash outlay of $6.5 million.

We have experienced increased demand for our professional services as market and industry conditions change rapidly. Our revenue from other service revenues, which includes mostly professional services, was $55.7 million in fiscal 2008, representing approximately 17% of our revenue. The relative mix of professional services revenues to other revenues in any period can affect the amounts of our reported revenues, deferred revenues, operating margins and earnings. For example, revenues from professional services engagements are generally recognized only when the contracted services are performed, causing revenues to be reported over time; professional services engagements typically generate smaller operating margins than earnings derived from licenses of our proprietary software solutions, reducing operating margins and earnings; and most of the contracted future revenue from services engagements is typically included in services backlog (which is not recorded on our consolidated balance sheets) rather than as deferred revenue.

Our open-source business, which at this point includes a larger professional services component than our proprietary software business, is becoming an increasingly important part of our strategy and our expected future results. Our open-source business is growing while we have experienced at times slower growth in the proprietary component of our subscription business. If our open-source business does not grow as quickly as we anticipate or if we are not successful in licensing our open-source solutions on profitable terms, our future financial performance may be materially adversely affected.

Recent Developments

From March 11, 2008 to April 8, 2008, we repurchased 6.8 million shares of our common stock for a total cost of $50.1 million and an average price of $7.43 per share. As a result of these purchases, we completed our share repurchase program that was authorized in June 2007.

In April 2008, the Board of Directors authorized a new stock repurchase program to enable us to purchase up to an aggregate of $50.0 million in shares of Wind River common stock in the open-market or through negotiated transactions. From April 9, 2008 to April 11, 2008, we repurchased 450,000 shares of our common stock under this new repurchase program for a total cost of $3.8 million and an average price of $8.39 per share.

On February 6, 2008, subsequent to the 2008 fiscal year end, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we intend to reduce our workforce by approximately 80 to 90 positions during the first quarter of fiscal 2009. We expect to incur total restructuring and other charges ranging from $3.0 million to $4.0 million in connection with this reorganization plan. Substantially all of the charges will relate to cash severance costs. We recognized $327,000 of these costs during the fourth quarter of fiscal 2008 related to statutory and other predefined severance benefit plans. We expect to incur a substantial majority of the remaining charges during the first quarter of fiscal year 2009.

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

On February 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. We continue to record interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for (benefit from) income taxes on the consolidated statement of operations. See Note 7, “Provision (Benefit) for Income Taxes,” in the notes to the accompanying consolidated financial statements for further information.

Acquisitions

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

During fiscal year 2008, we subsequently recorded a non-cash impairment charge of $2.8 million related to the carrying value of our intangible assets associated with the RTLinux business. Of this amount, $2.5 million was included in amortization and impairment of purchased technologies and the remaining $299,000 was included in amortization and impairment of other intangibles. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as we changed the sales and marketing strategy for our RTLinux products.

See Note 2, “Acquisitions, Goodwill and Purchased Intangibles,” in the notes to the accompanying consolidated financial statements for additional information regarding these acquisitions and impairment charges.

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The application of U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1, “The Company and Summary of Significant Accounting Policies,” in the notes to consolidated financial statements describes our significant accounting policies which are reviewed by us on a regular basis and which are also reviewed by senior management with the Audit Committee of our Board of Directors.

An accounting policy is deemed by us to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. The policies and estimates that we believe are most critical to an understanding of our financial results and condition and that require a higher degree of judgment and complexity, are:

•	Revenue recognition;

•	Estimating sales returns and other allowances, and allowance for doubtful accounts;

•	Valuation of long-lived assets, including goodwill and purchased intangibles;

•	Valuation of investments;

•	Accounting for income taxes; and

•	Stock-based compensation.

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual licensing model and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. We present revenue net of sales taxes in our consolidated statements of operations.

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

We recognize revenues from subscription-based licenses ratably over the term of the agreement.

Subscription agreements require that we deliver unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, fees from these arrangements are recognized ratably over their term. If an agreement includes a specified upgrade, all revenue that would have otherwise been recognized is deferred until the specified upgrade is delivered.

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

For consolidated statement of operations classification purposes only, we allocate revenue first to those elements for which we have established VSOE of fair value, and any remaining recognized revenue is then allocated to those items for which we lack VSOE of fair value. If the elements for which we have no fair value include fixed price services, we allocate revenue to these services based upon expected hours to be incurred plus a normal margin. Any remaining revenues would be allocated to product or subscription revenues, depending on the type of license purchased.

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

Estimating sales returns and other allowances, and allowance for doubtful accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result. The provision for sales returns and other allowances was $1.8 million and $2.2 million at January 31, 2008 and 2007, respectively. The provision represents 0.5% and 0.8% as a percentage of net revenues, for fiscal years 2008 and 2007, respectively.

Similarly, management makes estimates of the non-collectibility of accounts receivables, specifically analyzing accounts receivable and historical bad debts, geographic concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. The allowance for doubtful accounts was $734,000 and $1.1 million at January 31, 2008 and 2007, respectively. The allowance represents 0.8% and 1.4% as a percentage of gross accounts receivable, as at January 31, 2008 and 2007, respectively. See Note 1, “The Company and Summary of Significant Accounting Policies,” in the notes to consolidated financial statements for a summary of activities during the years reported.

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

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). We currently operate as one segment and have one reporting unit. The primary methods used to determine the fair value of goodwill for impairment purposes were the income and market approaches. Goodwill was $114.4 million at January 31, 2008 and $108.4 million at January 31, 2007 and purchased intangibles, net, were $5.0 million and $3.7 million at January 31, 2008 and 2007, respectively.

Impairment of long-lived assets. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. A significant portion of our long-lived assets, including goodwill, is located in North America.

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

In fiscal 2008, we recognized an impairment charge of $2.8 million related to purchased and other intangibles acquired as part of the acquisition of the RTLinux business in February 2007.

Valuation of Investments

We invest our excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset backed and other securities. As of January 31, 2008 and 2007, the aggregate fair value of our investment portfolio was $142.5 million and $131.7 million, respectively. We account for our portfolio in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, we determine the appropriate classification of debt and other securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of January 31, 2008 and 2007, we classified all of our debt and other securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of other comprehensive income (loss) on our consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on our consolidated statement of operations in the period of sale.

We regularly review our investments in unrealized loss positions for other-than-temporary impairments in accordance with FASB Staff positions Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the “FSPs”). The application of the FSPs to securities in unrealized loss positions is complex and requires reliance on significant quantitative and qualitative assumptions and estimates regarding credit ratings, collateralization, the length of time and significance of the loss position and our intent and ability to hold to maturity or forecasted recovery. Unrealized losses on other-than-temporarily impaired securities are recognized in other income (expense), net on the consolidated statement of operations in the period that we determine that an other-than-temporary impairment has occurred.

During fiscal 2008, we determined that a certain asset-backed security in our portfolio was other-than-temporarily impaired due to a deterioration in credit rating, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $368,000 related to this security. As of January 31, 2008, we determined that no other securities in our investment portfolio were other-than-temporarily impaired.

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. In addition, for the year ended January 31, 2008, we realized benefits of approximately $410,000 arising from meeting certain recognition criteria relating to research and development tax credits as well as the expiration of the statute of limitation in a foreign jurisdiction. During fiscal year 2007 and 2006, we realized benefits of $12,000, and $223,000, respectively, arising from the final assessment of foreign tax audits. No such tax benefits were recognized during fiscal 2008. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have recorded a net deferred tax asset of $9.9 million and $8.5 million, related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets at January 31, 2008 and 2007, respectively.

Should we determine that we would be able to realize our remaining deferred tax assets in the foreseeable future, an adjustment to our remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. We consider all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining whether a full or partial release of a valuation allowance was required. In addition, our assessments sometimes require us to schedule future taxable income in accordance with SFAS 109 to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment. Following our analyses, in fiscal 2008 we did not release any additional valuation allowance and in fiscal 2007, we released our valuation allowance against our deferred tax assets in the United Kingdom. The release of the United Kingdom valuation allowance caused an incremental tax benefit of $2.8 million to be recognized in fiscal 2007. The valuation allowance at January 31, 2008 is $65.4 million and relates primarily to deferred tax assets held in the U.S. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. Due to our recent profitability, we believe that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Stock-based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning February 1, 2006. Accordingly, during the fiscal year 2008 and 2007, we recorded stock-based compensation expenses for awards granted prior to, but not yet vested, as of February 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after February 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For all awards, we have continued to recognize compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for fiscal year 2008 and 2007 has been reduced for estimated forfeitures. When estimating forfeitures, we consider historic termination behavior. The adoption of the standard had a material impact on our consolidated financial position and results of operations.

We calculated the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The computation of expected volatility for fiscal years 2008 and 2007 is based on a combination of historical and market-based implied volatility from traded options on our common stock. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. We believe that using a combination of historical and market-based implied volatility from traded options on our common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. The computation of expected lives for fiscal years 2008, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The ranges provided for fiscal years 2008 and 2007 result from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The application of SFAS 123R is very complex and requires reliance on significant management assumptions, judgments and estimates, including volatility, expected term and forfeiture rates. The application of different assumptions, judgments or estimates could have a significant impact on our consolidated financial statements. See Note 10, “Stock-based Compensation Plans,” in the notes to consolidated financial statements for additional information regarding these assumptions.

Results of Operations for the Years Ended January 31, 2008, 2007 and 2006

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues, in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual licensing model, and from sales of our hardware. Subscription revenues consist of revenues from the licensing of products and services under our subscription-based enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenues during fiscal year 2008, 2007 and 2006:

	Years Ended January 31,			Percentage of Total Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
Product revenues	$117,211	$115,105	$126,971	36%	40%	48%
Subscription revenues	122,878	99,360	73,976	37	35	28
Service revenues	88,542	70,833	65,376	27	25	24

Total revenues, net	$328,631	$285,298	$266,323	100%	100%	100%

Total revenues increased 15% in fiscal 2008 compared to fiscal 2007 and increased 7% in fiscal 2007 compared to fiscal 2006. The increase in total revenues in fiscal 2008 compared to 2007 was primarily due to an increased volume of subscription and service revenues and, to a lesser extent, product revenues. The increase in total revenues in fiscal 2007 compared to 2006 was primarily due to increased subscription and service revenues earned.

Product Revenues Product revenues are comprised of perpetual development license revenues, including hardware revenues, and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
Perpetual license revenues	$36,156	$37,669	$44,462	11%	13%	17%
Production license revenues	81,055	77,436	82,509	25	27	31

Total product revenues	$117,211	$115,105	$126,971	36%	40%	48%

Perpetual license revenues declined 4% or $1.5 million in fiscal 2008 compared to fiscal 2007 and declined 15% or $6.8 million in fiscal 2007 compared to fiscal 2006. The decreases during fiscal 2008 and fiscal 2007 both in absolute dollars and as a percentage of net revenues were attributable to lower product bookings, due primarily to the continued customer adoption of subscription-based development licenses and were partially offset by incremental revenues from the Interpeak acquisition. The decreases in fiscal 2008 were also partially offset by a large perpetual license contract and due to the recognition of a contract that had previously been deferred, as the revenue recognition criteria had not been met until the current fiscal year. We expect perpetual license revenues, which include term licenses, and hardware revenues to increase during fiscal 2009 due to expected increases in our Linux business and an anticipated increase in the adoption of our term license business model by our customers.

Production license revenues increased 5% or $3.6 million in fiscal 2008 compared to fiscal 2007 and decreased 6% or $5.1 million in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2008 and decrease in fiscal 2007 relates primarily to the variability and timing of revenues derived from our license compliance programs. The decrease in fiscal 2007 was also attributable to declines in revenues from production licenses related to legacy products. We expect production license revenues to be relatively flat in absolute dollars in fiscal 2009.

Subscription Revenues Subscription revenues increased 24% or $23.5 million in fiscal 2008 compared to fiscal 2007 and increased 34% or $25.4 million in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2008 and 2007 resulted primarily from the increasing volume of our subscription business. We expect subscription revenues to continue to increase in absolute dollars in fiscal 2009.

Service Revenues Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
Maintenance revenues	$32,832	$31,066	$33,241	10%	11%	12%
Other service revenues	55,710	39,767	32,135	17	14	12

Total service revenues	$88,542	$70,833	$65,376	27%	25%	24%

Maintenance revenues increased by 6% or $1.8 million in fiscal 2008 compared to fiscal 2007, and declined 7% or $2.2 million in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2008 was due primarily to the recognition of certain contracts, which had been previously deferred, as the revenue recognition criteria had not been met until the current fiscal year. The decline in fiscal 2007 was primarily due to the continued customer adoption of our subscription-based Wind River Platforms, which include maintenance as a part of the subscription fee and are recognized as subscription revenue. We expect maintenance revenues to increase in fiscal 2009 as a result of expected increases in our Linux business and an anticipated increase in the adoption of our term license business model by our customers.

Other service revenues, which consist of professional services and training, increased 40% or $15.9 million in fiscal 2008 compared to fiscal 2007 and increased 24% or $7.6 million in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2008 was due to increased business levels and demand for our professional services expertise, in particular product customization in the aerospace and defense and consumer sectors and an increase in professional service revenues related to our open-source business. The increase in fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in professional services revenues during fiscal 2007, particularly in the aerospace and defense, as well as the consumer sectors. During fiscal years 2008, 2007 and 2006, we generated $16.5 million, $9.3 million, and $9.7 million, respectively, in revenue from fixed-price services contracts. Fixed-price services contracts are generally accounted for under the percentage-of-completion method of accounting. Time-and-materials services contracts are generally recognized as services are performed. We expect overall services revenue to continue to increase in absolute dollars for fiscal 2009.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
North America	$179,070	$156,521	$147,601	54%	55%	55%
EMEA	77,365	65,933	61,129	24	23	23
Japan	42,398	36,043	35,961	13	13	14
Asia Pacific	29,798	26,801	21,632	9	9	8

Total revenues, net	$328,631	$285,298	$266,323	100%	100%	100%

Revenues from international sales increased 16% to $149.6 million in fiscal 2008 from $128.8 million in fiscal 2007 and increased 8% in fiscal 2007 from $118.7 million in fiscal 2006. The overall increase in international revenues for fiscal 2008 was primarily due to a 17% increase in revenues from EMEA, an 18% increase in revenues from Japan and an 11% increase in revenues from Asia Pacific. The increase in international revenues in fiscal 2007 compared to fiscal 2006 was primarily due to an 8% increase in revenues from EMEA and a 24% increase in revenues from Asia Pacific. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software and services, both domestically and internationally. International revenues accounted for 46% of total revenues in fiscal 2008 and 45% of total revenues in fiscal 2007 and 2006.

The impact of foreign exchange rate movements did not have a significant impact on international revenues during fiscal 2008, 2007 or 2006. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. As is the case with North America, our international revenues have also been affected by the increasing volume of subscription business, where revenue is recognized ratably over the subscription period as opposed to our perpetual license model where revenue is generally recognized immediately.

We expect international sales to continue to represent a significant portion of our revenues, although the percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consisted of the following:

	January 31,		Dollar Change	Percentage Change
	2008	2007
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$83,252	$73,501	$9,751	13%
Maintenance and other	36,634	38,660	(2,026)	(5)

Total current deferred revenues	119,886	112,161	7,725	7
Long-term deferred revenues:
Subscription	13,237	13,426	(189)	(1)
Maintenance and other	1,410	1,442	(32)	(2)

Total long-term deferred revenues	14,647	14,868	(221)	(1)

Total deferred revenues	$134,533	$127,029	$7,504	6%

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Deferred product revenues primarily include software license transactions that are not separable from subscription or consulting services. Revenue for these contracts is recognized as the services are performed.

Our total deferred revenues increased to $134.5 million at January 31, 2008 from $127.0 million at January 31, 2007. The increase during fiscal 2008 was due primarily to increased sales of our subscription-based enterprise license products, partially offset by the revenue recognition of various large contracts, which had been previously deferred, as the revenue recognition criteria had not been met until the current fiscal year.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
Product	$2,273	$2,817	$4,656	2%	2%	4%
Subscription	17,610	16,549	13,721	14	17	19
Service	58,574	44,407	38,495	66	63	59
Amortization and impairment of purchased intangibles	5,176	1,154	525

Total cost of revenues	$83,633	$64,927	$57,397

Gross profit	$244,998	$220,371	$208,926
Gross profit percentage	75%	77%	78%

The general increase in overall cost of revenues is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs of revenues consist primarily of salaries, benefits and stock-based compensation for employees involved in production, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, and shipping costs.

The decrease in cost of product for fiscal 2008 as compared to fiscal 2007 was 19% or $544,000. This decrease in absolute dollars was primarily attributable to lower amortization of capitalized software development costs and a decrease in inventory related costs. The decreases were partially offset by increased compensation and royalty costs. The decrease in cost of product for fiscal 2007 as compared to fiscal 2006 was 39% or $1.8 million. This decrease in absolute dollars and as a percentage of associated revenues was related primarily to lower personnel costs, lower direct production costs, and decreased shipping costs.

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

Cost of subscriptions increased in absolute dollars in fiscal 2008 as compared to fiscal 2007 and in fiscal 2007 as compared to fiscal 2006. The increases in absolute dollars for fiscal 2008 and fiscal 2007 were due to the overall increase in subscription revenues during the periods while the decreases as a percentage of associated revenues in fiscal 2008 and 2007 were due to costs which are relatively fixed being absorbed by a higher revenue base. Additionally, a portion of the increase in fiscal 2007 as compared to fiscal 2006 is attributable to stock-based compensation expense of $1.3 million, due to our adoption of SFAS 123R on February 1, 2006. Subscription-related production costs were $5.7 million, $6.0 million and $5.6 million during fiscal 2008, 2007 and 2006, respectively. Subscription-related maintenance and support services costs were $9.8 million, $8.8 million and $7.7 million during fiscal 2008, 2007 and 2006, respectively.

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

The increase in cost of service in fiscal 2008 as compared to fiscal 2007 was 32% or $14.2 million. This increase was primarily related to increased compensation costs of $7.6 million, due to increased headcount in the services organization, and increased consulting and other outside services of $5.5 million, due to the increased levels of consulting services business. The overall fluctuations were also attributable to increased facilities and information technology costs of $1.9 million and were partially offset by $916,000 in additional allocations of gross service costs to cost of subscriptions due to an increase in subscription-related maintenance and training revenue.

The increase in cost of service in fiscal 2007 as compared to fiscal 2006 was 15% or $5.9 million. The increase was primarily related to increased compensation costs of $4.5 million, due to increased headcount in the services organization, increased stock-based compensation costs of $931,000, due to our adoption of SFAS 123R on February 1, 2006, and increased costs for facilities and other outside services of $1.3 million, primarily due to the increased levels of consulting services business. The increases in fiscal 2007 were partially offset by $1.2 million in additional allocations of gross service costs to cost of subscription due to higher subscription-related maintenance and training revenue.

The increase in cost of services as a percentage of associated revenues in fiscal 2008 and 2007 is attributable to increased costs in the service organization and to a change in product mix as lower margin service and other revenues have increased and higher margin maintenance revenues have remained relatively flat, primarily due to our customers’ continued adoption of our subscription-based Wind River Platforms.

We expect cost of services to continue to fluctuate as a percentage of service revenue based on our ability to fully utilize our professional services organization.

Amortization and Impairment of Purchased Intangibles. Amortization and impairment of purchased intangibles represents amortization and impairment of acquisition-related intangible assets. The increase during fiscal 2008 as compared to fiscal 2007 is related primarily to our acquisitions of Interpeak, Comsys and the RTLinux business. During fiscal 2008, we also recorded a non-cash impairment charge of $2.5 million related to a partial write-off of the RTLinux intangible assets. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as we changed the sales and marketing strategy for our RTLinux products. The increase in amortization in fiscal 2007 as compared to fiscal 2006 was primarily due to our acquisition of Interpeak.

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

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentages)
Selling and marketing	$131,738	17%	$112,302	18%	$95,301
As a percentage of net revenues	40%		39%		36%

The increase in selling and marketing expenses in fiscal 2008 compared to fiscal 2007 was 17% or $19.4 million. This increase primarily reflects higher employee-related costs of $17.9 million related to increased headcount, sales commissions and travel costs. The overall fluctuations were also attributable to increased outside consulting costs of $1.8 million resulting from increased investment in the sales and marketing organizations, and increased facilities, technology and outside service costs of $1.4 million. The increases during fiscal 2008 were partially offset by decreased marketing programs of $2.1 million, which was attributable to lower costs incurred for external conferences.

The increase in selling and marketing expenses in fiscal 2007 compared to fiscal 2006 was 18% or $17.0 million. The increase was primarily attributable to higher employee-related costs of $9.8 million related to increased headcount in the sales organization and increased employee travel and commission expenses due to increased sales. The overall increase also reflects stock-based compensation expense of $5.6 million in fiscal 2007 due to our adoption of SFAS 123R on February 1, 2006. Increased marketing programs of $674,000 also contributed to the overall increase as a result of increased investments in brand enhancing activities.

We expect that selling and marketing expenses will remain relatively flat in absolute dollars during fiscal 2009.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility costs and consulting fees for our product research and development organization.

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentages)
Product development and engineering	$81,432	11%	$73,450	12%	$65,550
As a percentage of net revenues	25%		26%		25%

The increase in product development and engineering expenses in fiscal 2008 compared to fiscal 2007 was 11% or $8.0 million. The increase in the fiscal year 2008 primarily reflects higher employee-related costs of $5.2 million associated with increased headcount and employee compensation. Increased consulting fees of $2.1 million contributed to the overall increases in expenses resulting primarily from an increase in the utilization of engineering consultants. The overall fluctuations were also attributable to increased facilities, technology and other costs of $669,000 during fiscal 2008.

The increase in product development and engineering expenses in fiscal 2007 compared to fiscal 2006 was 12% or $7.9 million. This increase was primarily attributable to stock-based compensation expense of $3.3 million due to our adoption of SFAS 123R on February 1, 2006. In addition, we recorded restricted stock expense of $2.1 million in fiscal 2007 related to our acquisition of Interpeak. Lower levels of customer-funded research and development of $1.4 million and increased employee compensation of $1.9 million also contributed to the overall increase in expenses and these increases were partially offset by approximately $951,000 in lower expenses for facility, technology and other costs.

We expect that product development and engineering expenses will remain relatively flat in absolute dollars during fiscal 2009.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities related expenses and external fees for professional services, such as legal and accounting.

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentages)
General and administrative	$37,959	(5)%	$39,896	77%	$22,513
As a percentage of net revenues	12%		14%		8%

The decrease in general and administrative expenses in fiscal 2008 compared to fiscal 2007 was 5% or $1.9 million. The overall decrease reflects lower consulting, tax, legal and accounting costs of $5.1 million, due primarily to decreased costs incurred for the Company’s historical stock option review and related litigation and certain tax accounting and planning activities undertaken during fiscal 2007. The decreases were partially offset by increased employee-related costs of $2.3 million, due primarily to increased headcount and employee compensation, and increased facilities and technology costs of $578,000.

The increase in general and administrative expenses in fiscal 2007 compared to fiscal 2006 was 77% or $17.4 million. This increase was primarily attributable to stock-based compensation expense of $9.1 million due to our adoption of SFAS 123R on February 1, 2006. The overall increase also reflects higher employee-related costs of $2.8 million related to increased headcount. Higher tax, legal and accounting fees of $3.3 million and higher outside consulting fees of $2.0 million also contributed to the overall increase and were related predominately to the Company’s historical stock option review and related litigation and certain tax accounting and planning activities.

We expect that general and administrative expenses will remain relatively flat in absolute dollars during fiscal year 2009.

Amortization and Impairment of Other Intangibles

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentages)
Amortization and impairment of other intangibles	$863	190%	$298	220%	$93
As a percentage of net revenues	—%		—%		—%

Amortization and impairment of other intangibles represents amortization and impairment of acquisition-related intangible assets. The increase in amortization of other intangibles for the fiscal 2008 compared to fiscal 2007 is related to our acquisitions of Interpeak and the RTLinux business. During fiscal 2008, we also recorded a non-cash impairment charge of $299,000 related to a partial write-off of the RTLinux intangible assets. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as we changed the sales and marketing strategy for our RTLinux products. The increase in amortization in fiscal 2007 compared to fiscal 2006 was primarily due to our acquisition of Interpeak.

Restructuring and Other Charges. Restructuring and other charges consist of costs associated with restructuring programs, impairment charges and litigation settlements and related remediation efforts.

	2008	Percentage Change	2007	Percentage Change	2006
	(In thousands, except percentages)
Restructuring and other charges (reversals)	$969	(589)%	$(198)	(113)%	$1,584
As a percentage of net revenues	—%		—%		1%

Restructuring Charges. To better align our operations with our current business structure, we have implemented several restructuring plans. These restructuring plans have been based on certain assumptions regarding the optimal cost structure of our business and our ability to support profitable growth in the future.

During fiscal year 2008, we partially vacated a leased facility located in the United Kingdom. As a result, we recognized a total charge of $309,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $43,000 related to other exit costs. During fiscal 2008, in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, we also recognized restructuring charges of $327,000 related to severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of our reorganization plan, which was announced in February 2008, and we anticipate cost savings of approximately $7.5 million to $8.5 million in fiscal 2009 associated with this plan.

During fiscal year 2007, we recorded net restructuring reversals of $198,000, which consisted of adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA. Adjustments and payments in fiscal 2007 were related to our fiscal 2006 restructuring program and no new programs were initiated during the year.

During fiscal year 2006, we undertook limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, we revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation related liabilities originally recorded in fiscal 2003. In addition, we completed a transaction to sublease a portion of our facilities in the United Kingdom resulting in a restructuring charge of $446,000 related to future lease payments, net of estimated sublease income.

As a result of the headcount reductions, we eliminated an aggregate of 17 employee positions in fiscal 2006. No employee positions were eliminated during fiscal 2008 or 2007. As a result of our reorganization plan, which was announced in February 2008, we expect to eliminate 80 to 90 positions primarily in the first quarter of fiscal 2009.

The following table summarizes our restructuring charges for the years ended, and restructuring liabilities, as of January 31, 2008, 2007 and 2006 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Restructuring charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	63	402	434	899
Restructuring charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	—	372	—	372
Restructuring charges	327	309	—	636
Cash payments	—	(135)	—	(135)
Other	—	(38)	—	(38)

Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835

The remaining restructuring liability as of January 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet and is related to severance benefits and a lease obligation on a partially vacated facility. We expect to pay the remaining severance benefits in fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Other Charges. During fiscal 2008 and 2006, we recorded an impairment charge of $333,000 and $313,000, respectively, in accordance with SFAS 144, in connection with leasehold improvements at a leased facility in the United Kingdom.

Stock-based Compensation

Effective February 1, 2006, we adopted the provisions of SFAS 123R, which require the recognition of stock-based compensation expense based on the fair value of equity incentive awards granted to employees. We adopted SFAS 123R using the modified prospective method and, accordingly, the consolidated financial statements prior to fiscal year 2007 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense is reflected throughout our costs and expenses in fiscal year 2008, 2007 and 2006 as follows (in thousands):

	Years Ended January 31,
	2008	2007	2006
Cost of revenues	$2,491	$2,322	$—
Selling and marketing expenses	6,095	5,648	—
Product development and engineering expenses (1)	4,236	5,405	—
General and administrative expenses	8,475	9,122	—

Total stock-based compensation expense	$21,297	$22,497	$—

(1)	Includes stock-based compensation expense of $309,000 and $2.1 million for fiscal year 2008 and 2007, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

As of January 31, 2008, there was approximately $25.7 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Other Income (Expense)

				Percentage of
	Years Ended January 31,			Total Revenues, net
	2008	2007	2006	2008	2007	2006
	(In thousands, except percentages)
Interest income	$9,783	$8,896	$6,333	3%	3%	2%
Interest expense	(427)	(2,162)	(3,057)	—	(1)	(1)
Other expense, net	(971)	(504)	(1,098)	—	—	—

Total other income, net	$8,385	$6,230	$2,178	3%	2%	1%

Interest Income. Interest income increased by 10% or $887,000 in fiscal 2008 compared to fiscal 2007 and increased by 40% or $2.6 million in fiscal 2007 compared to fiscal 2006. The increases in fiscal 2008 and 2007 were primarily related to increased yields on higher cash equivalent and investment balances. The average yield for fiscal 2008 was 4.98% as compared to 4.66% for fiscal 2007 and 3.50% for fiscal 2006.

Interest Expense. Interest expense decreased by 80% or $1.7 million in fiscal 2008 compared to fiscal 2007 and decreased by 29% or $895,000 in fiscal 2007 compared to fiscal 2006. The decrease in fiscal 2008 relates to the repayment of the remaining $42.2 million balance of our convertible subordinated notes on the December 2006 maturity date. Prior to fiscal 2008, we paid interest on our 3.75% convertible subordinated notes semi-annually and recorded the amortization of certain issuance costs associated with these notes as interest expense. The decrease in fiscal 2007 was primarily related to the lower average outstanding balance of our convertible subordinated notes during the periods.

Other Expense, Net. Other expense increased by 93% or $467,000 in fiscal 2008 as compared to fiscal 2007 and decreased by 54% or 594,000 in fiscal 2007 compared to fiscal 2006. The increase in fiscal 2008 is primarily due to investment impairment charges of $368,000 and increases in net foreign currency losses of $191,000. The decrease in fiscal 2007 relates primarily to increased sublease income of $136,000 and declines in net foreign currency losses of $601,000.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. As of January 31, 2008, gross unrealized losses totaled $395,000. All unrealized losses are due to changes in general market interest rates and bond yields. We expect to realize the full value of all these investments upon their maturity. We evaluate our investment securities for other-than-temporary impairments based on quantitative and qualitative factors, including credit rating declines, under-collateralization, the length of time and significance of the loss position and our intent and ability to hold to maturity or forecasted recovery. During fiscal 2008, we determined that a certain asset-backed security in our portfolio was other-than-temporarily impaired due to a deterioration in credit rating, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $368,000 related to this security. As of January 31, 2008, we determined that no other securities in our investment portfolio were other-than-temporarily impaired.

Provision For (Benefit From) Income Taxes

We had a tax provision of $2.8 million and $280,000 in fiscal 2008 and 2007, respectively, and a tax benefit of $3.2 million in fiscal 2006. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. We have recorded net deferred tax assets of $9.9 million and $8.5 million as of January 31, 2008 and 2007, respectively. During fiscal 2007 and 2006, we realized a benefit to tax expense of $2.8 million and $6.8 million, respectively, related to the release of our valuation allowances in certain international jurisdictions. No valuation allowance releases were recorded during fiscal 2008. In addition, during fiscal 2008, we realized benefits of $410,000 as a result of meeting certain recognition criteria relating to research and development tax credits as well as the expiration of a statute of limitation in a foreign jurisdiction. During fiscal 2007 and 2006, we realized a benefit of $12,000 and $223,000 arising from the final assessment of foreign tax audits. No such tax benefits were recognized during fiscal 2008.

As of January 31, 2008, deferred tax assets of approximately $18.1 million consisting of certain net operating losses resulting from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in-capital.

Liquidity and Capital Resources

As of January 31, 2008, we had working capital of approximately $52.7 million, and cash, cash equivalents and investments of approximately $244.1 million, which includes $101.6 million of cash and cash equivalents, $22.6 million of short-term investments and $119.9 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

	Years Ended January 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$42,597	$55,697	$49,296
Net cash provided by (used in) investing activities	(31,086)	5,858	4,468
Net cash provided by (used in) financing activities	12,882	(50,229)	(16,313)

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. In fiscal 2008, our operating activities provided net cash of $42.6 million compared to $55.7 million in fiscal 2007 and $49.3 million in fiscal 2006. Cash provided by operating activities declined by $13.1 million in fiscal 2008 compared to fiscal 2007, due to slower growth in deferred revenue and increased operating expenses. Cash provided by operating activities increased by $6.4 million in fiscal 2007 compared to fiscal 2006, due primarily to growth in operating cash generated from increased deferred revenues.

Net cash provided by operating activities for fiscal 2008 consisted of cash provided by operations of $36.2 million resulting from a net loss of $2.4 million and non-cash expenses, primarily related to stock-based compensation and depreciation and amortization of $21.3 million and $12.6 million, respectively. Changes in assets and liabilities provided net cash of $6.4 million, primarily related to an increase in accounts payable and accrued liabilities of $7.2 million, an increase in accrued compensation of $3.0 million, and an increase in deferred revenues of $2.1 million, partially offset by an increase in accounts receivable of $6.8 million.

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

Our investing activities used net cash of $31.1 million in fiscal 2008 and provided net cash of $5.9 million and $4.5 million in fiscal 2007 and 2006, respectively. Investing activities generally relate to the purchase of investments and property and equipment, business acquisitions and changes in restricted investments, partially offset by cash provided from the sale and maturity of investments and sales of assets. Acquisitions of property and equipment totaled $11.4 million, $5.2 million and $7.2 million in fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, we acquired Comsys and the RTLinux business for an approximate net cash outlay of $11.5 million. During fiscal 2007, we acquired Interpeak for an approximate net cash outlay of $17.9 million. During fiscal 2008, our purchases of investments, net of maturities and sales, were $8.2 million. During fiscal 2007 and 2006, our maturities and sales of investments, net of purchases, were $29.0 million and $11.7 million, respectively.

Our financing activities provided net cash of $12.9 million in fiscal 2008 and used net of cash of $50.2 million and $16.3 million in fiscal 2007 and 2006, respectively. During fiscal 2008, we received cash of $19.3 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity and we repurchased 652,000 shares of our common stock for a total cash outlay of $6.5 million. During fiscal 2007, we expended cash of $42.2 million to settle the remaining balance of our 3.75% convertible subordinated notes, repurchased 1.5 million shares of our common stock for a total cash outlay of $13.9 million and received cash of $5.8 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity. During fiscal 2006, we repurchased $32.8 million of our outstanding 3.75% convertible subordinated notes for a total cash outlay of $32.8 million, repurchased 408,700 shares of our common stock for a total cash outlay of $5.0 million and received cash of $21.4 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity.

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable us to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal year 2003 through fiscal year 2007, we repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During fiscal 2008, we repurchased 652,000 shares of common stock for a total cost of $6.5 million and an average price of $10.03 per share. As a result of these repurchases, we completed the 2002 Repurchase Plan in the first quarter of fiscal year 2008.

In June 2007, the Board of Directors authorized a new stock repurchase program to enable us to acquire up to an aggregate of $50.0 million of our outstanding common stock in the open market or through negotiated transactions. We may repurchase shares from time to time at our discretion in accordance with applicable securities laws. We did not make any repurchases under the new program during fiscal 2008.

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

Contractual Obligations

As of January 31, 2008, our future financial commitments are as set forth in the table below:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
	(In thousands)
Operating leases (1)	$13,638	$5,711	$6,975	$894	$58

(1)	Inclusive of minimum future sublease income to be received under non-cancelable subleases of approximately $255,000.

As of January 31, 2008, we had unrecognized tax benefits of $16.4 million resulting from our adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, of which $1.2 million is accrued as a component of other long-term liabilities on the accompanying consolidated balance sheet. The table above does not include these unrecognized tax benefits as we are unable to reasonably predict the timing of settlement of such amounts.

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

Off-Balance Sheet Arrangements

As of January 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated by the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 1, “The Company and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further information regarding recent accounting standards and pronouncements.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. Based on investment positions as of January 31, 2008, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.24% ($385,000), 0.49% ($769,000) and 1.0% ($1,577,000), respectively, in the market value of our investment portfolio.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. All unrealized losses are due to changes in general market interest rates and bond yields. Except as noted below, we expect to realize the full value of all these investments upon their maturity.

During fiscal 2008, we determined that a certain asset-backed security in our portfolio was other-than-temporarily impaired due to a deterioration in credit rating, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $368,000 related to this security.

Foreign Currency Exchange Rate Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. As of January 31, 2008, we had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Sell	Buy	Buy	Sell
Currency	GBP(£)	EURO(€)	JPY( ¥)	JPY( ¥)	CAD(CAD$)	SEK(kr)	ILS ( )
Amount	940	20,300	275,000	1,620,000	15,300	11,300	3,150
Rate	0.5033	0.67742	106.821	104.32	0.9997	6.3937	3.66
USD equivalent	$1,868	$29,967	$2,574	$15,529	$15,305	$1,767	$861
Maturity date	2/29/2008	2/29/2008	2/29/2008	1/31/2009	2/29/2008	2/29/2008	2/29/2008

We do not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2008, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure will be substantially offset by exchange rate changes of the underlying hedged amounts.

As of January 31, 2008, cash and cash equivalents held outside the U.S. totaled approximately $55.7 million.

Equity Price Risk

Our equity price risk related to equity investments is limited due to the immaterial carrying amounts of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 98.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wind River Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007. Also, as discussed in Note 1 to the consolidated financial statements, effective February 1, 2007, the company adopted EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences, and the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded S. C. Comsys S.R.L. (“Comsys”) from its assessment of internal control over financial reporting as of

January 31, 2008 because it was acquired by the Company during the year ended January 31, 2008. We have also excluded Comsys from our audit of internal control over financial reporting. Comsys is a wholly-owned subsidiary whose total assets and total revenues represent 0.3% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 15, 2008

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended January 31,
	2008	2007	2006
Revenues, net:
Product	$117,211	$115,105	$126,971
Subscription	122,878	99,360	73,976
Service	88,542	70,833	65,376

Total revenues, net	328,631	285,298	266,323

Cost of revenues:
Product	2,273	2,817	4,656
Subscription	17,610	16,549	13,721
Service	58,574	44,407	38,495
Amortization and impairment of purchased intangibles	5,176	1,154	525

Total cost of revenues	83,633	64,927	57,397

Gross profit	244,998	220,371	208,926
Operating expenses:
Selling and marketing	131,738	112,302	95,301
Product development and engineering	81,432	73,450	65,550
General and administrative	37,959	39,896	22,513
Amortization and impairment of other intangibles	863	298	93
Restructuring and other charges (reversals)	969	(198)	1,584

Total operating expenses	252,961	225,748	185,041

Income (loss) from operations	(7,963)	(5,377)	23,885
Other income (expense):
Interest income	9,783	8,896	6,333
Interest expense	(427)	(2,162)	(3,057)
Other expense, net	(971)	(504)	(1,098)

Total other income, net	8,385	6,230	2,178

Income before income taxes	422	853	26,063
Provision for (benefit from) income taxes	2,780	280	(3,232)

Net income (loss)	$(2,358)	$573	$29,295

Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.35

Diluted	$(0.03)	$0.01	$0.33

Shares used in per share calculation:
Basic	86,483	85,409	84,594
Diluted	86,483	86,725	89,939

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$101,635	$71,316
Short-term investments	22,646	38,959
Accounts receivable, net	85,680	74,763
Prepaid and other current assets	18,855	17,239

Total current assets	228,816	202,277
Investments	119,867	92,704
Property and equipment, net	77,981	74,997
Goodwill	114,371	108,354
Other intangibles, net	4,961	3,721
Other assets	17,923	16,512

Total assets	$563,919	$498,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,341	$7,131
Accrued and other current liabilities	21,817	15,892
Accrued compensation	24,433	20,093
Income taxes payable	614	1,376
Deferred revenues	119,886	112,161

Total current liabilities	176,091	156,653
Long-term deferred revenues	14,647	14,868
Other long-term liabilities	7,589	2,910

Total liabilities	198,327	174,431

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 91,010 and 88,481 shares issued as of January 31, 2008 and 2007, respectively; 87,619 and 85,401 shares outstanding as of January 31, 2008 and 2007, respectively	91	88
Additional paid-in-capital	865,565	825,570
Treasury stock, 3,391 and 3,080 shares at cost as of January 31, 2008 and 2007, respectively	(49,802)	(46,233)
Accumulated other comprehensive income (loss)	7,057	(1,867)
Accumulated deficit	(457,319)	(453,424)

Total stockholders’ equity	365,592	324,134

Total liabilities and stockholders’ equity	$563,919	$498,565

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,358)	$573	$29,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts and sales returns	(438)	(747)	(335)
Amortization of bond issuance costs	—	294	347
Depreciation and amortization	12,560	11,043	9,761
Non-cash impairment of purchased and other intangibles	2,845	—	—
Non-cash restructuring and other charges	333	—	313
Other-than-temporary impairment of investments	368	—	—
Stock-based compensation expense	21,297	22,497	—
401(k) common stock match	2,104	1,803	1,697
Realized loss from repurchase of convertible subordinated notes	—	—	401
Realized loss from sales of available-for-sale securities, net	22	222	424
Deferred income taxes	(602)	(1,973)	(5,605)
Tax benefits from stock plans	224	42	170
Excess tax benefits from stock plans	(155)	(42)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,811)	(7,065)	(4,651)
Accounts payable	1,998	1,516	2,397
Accrued liabilities	5,215	908	(4,420)
Accrued compensation	3,023	3,314	(2,620)
Income taxes payable	128	(873)	(263)
Deferred revenues	2,142	27,637	23,030
Other assets and liabilities	702	(3,452)	(645)

Net cash provided by operating activities	42,597	55,697	49,296

Cash flows from investing activities:
Acquisitions of property and equipment	(11,362)	(5,231)	(7,211)
Purchase of investments	(96,653)	(67,324)	(50,581)
Sales of investments	665	2,478	17,405
Maturities of investments	87,748	93,867	44,855
Acquisitions, net of cash acquired	(11,484)	(17,932)	—

Net cash provided by (used in) investing activities	(31,086)	5,858	4,468

Cash flows from financing activities:
Issuance of common stock	19,263	5,838	21,393
Repurchase of common stock	(6,536)	(13,878)	(4,995)
Repurchases and maturities of convertible subordinated notes	—	(42,151)	(32,840)
Excess tax benefits from stock plans	155	42	—
Bank loan, net of repayments	—	(80)	129

Net cash provided by (used in) financing activities	12,882	(50,229)	(16,313)

Effect of exchange rate changes on cash and cash equivalents	5,926	711	(484)

Net increase in cash and cash equivalents	30,319	12,037	36,967
Cash and cash equivalents at beginning of period	71,316	59,279	22,312

Cash and cash equivalents at end of period	$101,635	$71,316	$59,279

Supplemental cash flow information:
Cash paid for interest	$6	$1,604	$2,458
Cash paid for income taxes, net	$2,256	$2,739	$2,054
Cash paid for restructuring	$135	$370	$1,766

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2005	85,128	$85	$776,745	(1,762)	$(31,972)	$(5,621)	$(483,292)	$255,945
Net income	—	—	—	—	—	—	29,295	29,295
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	(670)	—	(670)
Currency translation adjustments	—	—	—	—	—	612	—	612

Comprehensive income	—	—	—	—	—	—	—	29,237

Repurchase of common stock	—	—	—	(408)	(4,995)	—	—	(4,995)
Common stock issued upon exercise of stock options	2,369	3	17,627	—	—	—	—	17,630
Common stock issued under stock purchase plan	14	—	2,262	300	1,501	—	—	3,763
Common stock issued for 401(k) match	121	—	1,697	—	—	—	—	1,697
Tax benefit from stock plans	—	—	170	—	—	—	—	170

Balance at January 31, 2006	87,632	88	798,501	(1,870)	(35,466)	(5,679)	(453,997)	303,447
Net income	—	—	—	—	—	—	573	573
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	1,222	—	1,222
Currency translation adjustments	—	—	—	—	—	2,590	—	2,590

Comprehensive income	—	—	—	—	—	—	—	4,385

Repurchase of common stock	—	—	—	(1,469)	(13,878)	—	—	(13,878)
Common stock issued upon exercise of stock options	486	—	3,854	—	—	—	—	3,854
Common stock issued under stock purchase plan	—	—	(1,127)	259	3,111	—	—	1,984
Restricted stock issued related to Interpeak acquisition	192	—	2,091	—	—	—	—	2,091
Common stock issued for 401(k) match	171	—	1,803	—	—	—	—	1,803
Stock-based compensation	—	—	20,406	—	—	—	—	20,406
Tax benefit from stock plans	—	—	42	—	—	—	—	42

Balance at January 31, 2007	88,481	88	825,570	(3,080)	(46,233)	(1,867)	(453,424)	324,134
Net loss	—	—	—	—	—	—	(2,358)	(2,358)
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	3,070	—	3,070
Currency translation adjustments	—	—	—	—	—	5,854	—	5,854

Comprehensive income	—	—	—	—	—	—	—	6,566

Repurchase of common stock	—	—	—	(652)	(6,536)	—	—	(6,536)
Common stock issued upon exercise of stock options	2,173	3	15,329	—	—	—	—	15,332
Common stock issued under stock purchase plan	150	—	1,138	341	2,967	—	(174)	3,931
Restricted stock issued related to Interpeak acquisition	—	—	309	—	—	—	—	309
Common stock issued for 401(k) match	206	—	2,104	—	—	—	—	2,104
Stock-based compensation	—	—	20,988	—	—	—	—	20,988
Tax benefit from stock plans	—	—	127	—	—	—	—	127
Cumulative effect adjustments, net of tax (See Note 1)	—	—	—	—	—	—	(1,363)	(1,363)

Balance at January 31, 2008	91,010	$91	$865,565	(3,391)	$(49,802)	$7,057	$(457,319)	$365,592

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Wind River is a global leader in Device Software Optimization. The Company develops, markets and sells operating systems, middleware and software development tools that allow its customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. Wind River offers its customers a choice of leading real-time, proprietary operating systems and open-source-based, commercial-grade Linux operating systems. Wind River also offers a comprehensive, Eclipse-based Workbench software development suite that allows its customers to manage the design, development, debugging and testing of their device software systems, as well as leading device management solutions that allow its customers to remotely monitor and manage their devices in either lab or field environments. Wind River’s customers manufacture devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers.

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

Fiscal Year

The Company’s fiscal year ends on January 31st.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Wind River Systems and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Acquisitions that have been accounted for as purchase transactions have been included in the consolidated results from their date of purchase.

Use of Estimates

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

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Wind River accounts for its short- and long-term investments, including marketable equity securities, money market accounts, U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component within stockholders’ equity until disposition or when an other-than-temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other expense, net.

The Company’s cash equivalents and investments are exposed to concentrations of credit risk. The Company has an investment policy which is intended to limit its exposure to credit risk. Wind River’s investments consist of investment grade securities purchased by qualified professional investment managers.

Fair Value of Financial Instruments

Certain of Wind River’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to their short maturities. The fair value of forward foreign exchange contracts as of January 31, 2008 and 2007 are based on quoted market prices.

Property and Equipment

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

Internal Use Software

American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes substantially all external costs and qualifying internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized to depreciation expense over the estimated useful lives of the projects, typically a two-to-five year period.

Software Development Costs

Wind River accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred to establish the

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is available for general release. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues and cost of subscription revenues. Non-capitalized research and development expenditures are charged to product development and engineering in the period incurred. For fiscal 2008 and 2007, we did not have any capitalized software development costs. Amortization of capitalized software development costs, which were charged to cost of product revenues during fiscal 2007 and 2006, were $672,000 and $761,000 respectively. No such costs were recognized during fiscal 2008 as the balance of capitalized research and development costs was fully amortized during fiscal 2007.

Goodwill and Purchased Intangibles

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

Impairment of Long-Lived Assets

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

Derivative Financial Instruments

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. For the years ended January 31, 2008, 2007 and 2006, Wind River did not enter into any hedges that have been designated as effective hedges under SFAS 133.

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by entering into additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2008, Wind River had outstanding forward contracts with notional amounts of approximately $67.9 million and the difference between the fair value and carrying value of these contracts was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Revenue Recognition

Wind River recognizes revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under the Company’s perpetual licensing model and from sales of hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the subscription-based enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. The Company presents revenue net of sales taxes in its consolidated statements of operations.

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

Persuasive evidence of an arrangement exists

It is Wind River’s customary practice for arrangements other than a clickwrap agreement to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenue on an

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangement. For products purchased under a clickwrap agreement it is generally Wind River’s customary practice to have a customer purchase order prior to recognizing revenue.

Delivery has occurred

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

Wind River recognizes revenues from subscription-based licenses ratably over the term of the agreement.

Subscription arrangements require the delivery of unspecified future updates and upgrades within the same product family during the subscription term. Accordingly, Wind River recognizes fees from these arrangements ratably over the term of the subscription license agreement. If an agreement includes a specified upgrade, all revenue that would have otherwise been recognized is deferred until the specified upgrade is delivered.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recognizes revenue only if sufficient VSOE exists to allocate revenue to the various elements of the arrangement or at the point when all elements have been delivered.

The vendor’s fee is fixed or determinable

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

Collection is probable

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

Vendor Specific Objective Evidence (“VSOE”)

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

For consolidated statement of operations classification purposes only, the Company allocates revenue first to those elements for which it has established VSOE of fair value, and any remaining recognized revenue is then allocated to those items for which it lacks VSOE of fair value. If the elements for which the Company has no fair value include fixed price services, it allocates revenue to these services based upon expected hours to be incurred plus a normal margin. Any remaining revenues would be allocated to product or subscription revenues, depending on the type of license purchased.

Allowance for doubtful accounts and sales returns

The Company makes judgments regarding its ability to collect outstanding receivables and provides allowances for estimated doubtful accounts. These allowances reflect the expected non-collection of accounts receivable based on past collection history, current economic trends, contractual terms and conditions, customer concentrations, customer credit-worthiness and changes in customers’ payment terms. Additional allowances may be required if deteriorating economic conditions or other factors affect Wind River customers’ ability to make timely payments.

The Company records estimated reductions in revenues for potential returns of products by customers and other allowances in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Accordingly, when estimating potential future product returns and other allowances related to current period revenues, the Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company’s products.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of activities in the allowances for doubtful accounts and sales returns for the periods indicated (in thousands):

	Beginning Balance	Reductions Credited to Operations	Write-offs	Ending Balance
January 31, 2008	$3,307	$(438)	$(357)	$2,512
January 31, 2007	$4,236	$(747)	$(182)	$3,307
January 31, 2006	$4,762	$(335)	$(191)	$4,236

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2008, 2007 or 2006 or of total accounts receivable as of January 31, 2008 or 2007.

Deferred revenues

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Deferred product revenues primarily include software license transactions that are not separable from subscription or consulting services. Revenue for these contracts is recognized as the services are performed.

Funded Research and Development

Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $322,000 in fiscal 2008, $319,000 in fiscal 2007 and $1.7 million in fiscal 2006.

Restructuring and Other Charges

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, a portion of Wind River’s restructuring costs for fiscal year 2008 and 2006 have been accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, (“SFAS 112”). Wind River applied SFAS 112 to a number of employees, located primarily in international jurisdictions, where it has historically provided termination benefits based on local statutory regulations or other predefined severance plans. Accordingly, Wind River records the liability related to these termination costs when it determines that the liability is both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits it to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

Stock-Based Compensation

Effective February 1, 2006, the Company adopted the modified prospective provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Prior to the adoption, the Company accounted for awards granted under its equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended. Except in limited circumstances, the Company did not recognize stock-based compensation in its consolidated statements of operations under APB 25 as its stock-based awards were generally granted with an exercise price equal to the market value of the underlying common stock on the date of grant and the Company’s Employee Stock Purchase Plan (“ESPP”) was deemed non-compensatory under APB 25.

Under the modified prospective provisions of SFAS 123R, stock-based compensation expense recognized in the consolidated statements of operations beginning in fiscal year 2007 includes compensation expense for stock-based awards granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for stock-based awards granted subsequent to February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock option and ESPP grants are valued using the Black-Scholes valuation model, while restricted stock unit awards are valued based on the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation, net of estimated forfeitures, over the service period of its stock-based awards using a straight-line attribution method.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and the disqualifying disposition of shares under the ESPP as operating cash flows on the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified $155,000 and $42,000 of excess tax benefits in fiscal 2008 and 2007, respectively, as financing cash inflows rather than as operating cash flows on the consolidated statements of cash flows.

To calculate the excess tax benefits available upon the adoption of SFAS 123R for use in offsetting future tax shortfalls, the Company adopted the simplified provisions of the FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. In addition, upon the

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption of SFAS 123R, the Company elected the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes related to stock-based awards are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. The Company also elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through its statement of operations.

Income Taxes

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

Wind River is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns or certain positions taken on tax returns. Accordingly, Wind River must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. To the extent that Wind River establishes such a reserve, the provision for income taxes would be increased. If Wind River ultimately determines that payment of these amounts is unnecessary as a result of final conclusion of audits by the taxing authorities or upon the expiration of the statute of limitation, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. Wind River records an additional charge in the provision for income taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method), restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method). See Note 8, “Net Income (Loss) Per Share Computation,” for additional information.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributions to owners. The primary difference between net income (loss) and comprehensive income for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2008, accumulated other comprehensive income of $7.1 million was composed of $5.1 million related to foreign currency translation adjustments and $2.0 million related to net unrealized gains on available-for-sale securities. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other accumulated comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the consolidated statement of operations in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long-term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of accumulated other comprehensive income (loss), along with translation adjustments.

Accounting Changes

On February 1, 2007, the Company adopted the consensus reached in EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“EITF 06-2”). EITF 06-2 provides recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. Prior to the adoption of EITF 06-2, the Company recorded a liability for sabbatical leave upon employee vesting in the benefit, which occurred only at the end of a five-year service period. Under EITF 06-2, the Company accrues an estimated liability for sabbatical leave over the requisite five-year service period, as employee services are rendered. The adoption of EITF 06-2 resulted in a $1.3 million increase to accumulated deficit and accrued compensation and other long-term liabilities as of February 1, 2007.

On February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. The Company continues to record interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for (benefit from) income taxes on the consolidated statement of operations. See Note 7, “Provision (Benefit) for Income Taxes,” for further information.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 will be effective for all financial assets and liabilities recognized at fair value on a recurring basis beginning in the first quarter of fiscal year 2009. The Company is evaluating the impact that SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal year 2009. The adoption of SFAS 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2007, the FASB reached a consensus on EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). EITF 06-10 provides guidance for the liability recognition of postretirement benefit obligations associated with collateral split-dollar life insurance polices, as well as the recognition and measurement of the related asset, based on the terms of collateral assignment agreements. EITF 06-10 will be effective beginning in the first quarter of fiscal year 2009. The Company is evaluating the impact that this consensus will have on its consolidated financial statements.

In June 2007, the FASB reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be capitalized and amortized to expense as the research and development activities are performed. EITF 07-3 will be effective in the first quarter of fiscal year 2009. The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaced SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R also changes the accounting of contingent purchase consideration, requires the capitalization of in-process research and development at fair value, and prescribes the expensing of restructuring and acquisition related costs. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2010. The Company is evaluating the impact that this statement will have, if any, on its consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2:	ACQUISITIONS, GOODWILL AND PURCHASED INTANGIBLES

Acquisitions

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

The following table reflects the preliminary allocation of the total purchase price of $1.3 million as of the date of acquisition (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Net current assets		$3
Property and equipment, net		63
Assembled workforce	5	1,528
Deferred tax liability		(247)

Total purchase price		$1,347

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interpeak AB

In March 2006, Wind River acquired Interpeak AB (“Interpeak”), a privately held Swedish company, for approximately $18.6 million, comprised of $17.8 million in cash consideration, plus direct acquisition costs. Interpeak provides networking, security, and mobility middleware software that enables devices to connect to the internet, which will deepen and broaden Wind River’s product offerings. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, the total consideration was allocated to the intangible assets and tangible assets and liabilities acquired, based on their estimated fair values.

The following table reflects the allocation of the total purchase price of $18.6 million as of the date of purchase (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Net current assets		$548
Property and equipment		15
Deferred tax asset		995
Developed technology	3	1,400
Core technology	3	700
Maintenance contracts	4	500
Direct customer relationships	5	200
Distribution agreements	3	200
Goodwill		14,885
Deferred tax liability		(840)

Total purchase price		$18,603

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma Information

The consolidated financial statements include the operating results of Comsys, the RTLinux business and Interpeak from the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the consolidated statement of operations, balance sheets, or cash flows of Wind River.

Goodwill and other Intangibles

Goodwill and other intangibles, net consist of the following (in thousands):

	January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$114,371	—	$114,371
Developed and core technology, and patents	35,349	(32,664)	2,685
Assembled workforce	1,528	(136)	1,392
Customer relationships, contracts, and agreements	17,056	(16,172)	884

Total	$168,304	$(48,972)	$119,332

	January 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$108,354	—	$108,354
Developed and core technology, and patents	32,803	(30,078)	2,725
Customer relationships, contracts, and agreements	16,573	(15,577)	996

Total	$157,730	$(45,655)	$112,075

The increase in goodwill of $6.0 million during fiscal year 2008 relates primarily to the purchase of the RTLinux business and, to a lesser extent, due to foreign currency translation adjustments. Wind River accounts for goodwill in accordance with the provisions of SFAS 142. Accordingly, the balance of goodwill of $114.4 million at January 31, 2008 and $108.4 million at January 31, 2007 is not amortized but is evaluated for impairment annually as well as when circumstances indicate a possible impairment. The Company completed its annual goodwill impairment review during the second quarter of fiscal 2008, 2007 and 2006 and the results of the review did not indicate an impairment. There were no events or circumstances from the date of the annual impairment assessment in the second quarter of fiscal 2008 through January 31, 2008 that indicated a further assessment was necessary.

The increase of $1.2 million in purchased and other intangibles during fiscal year 2008 was primarily due to the purchase of Comsys and the RTLinux business during fiscal 2008 and foreign currency translation adjustments. The increases were partially offset by the amortization and impairment of purchased and other

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangibles during fiscal year 2008. Developed and core technology and patents are being amortized over a weighted average period of 3.9 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 3.7 years.

During fiscal year 2008, the Company recorded a non-cash impairment charge of $2.8 million related to the carrying value of its intangible assets associated with the RTLinux business. Of this amount, $2.5 million was included in amortization and impairment of purchased technologies and the remaining $299,000 was included in amortization and impairment of other intangibles. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as the Company changed the sales and marketing strategy for its RTLinux products. As a result of this triggering event, the Company determined that the carrying value of the RTLinux asset group, consisting primarily of intangible assets, was not recoverable and, accordingly, the Company recorded an impairment charge to write-down the asset group to fair value. Fair value was estimated using discounted future cash flows for the RTLinux asset group and was allocated amongst the assets on a pro rata basis using the relative carrying amounts of those assets on the impairment date.

The following is a summary of amortization and impairment of the Company’s purchased and other intangible assets for the periods presented (in thousands):

	Years Ended January 31,
	2008	2007	2006
Purchased technologies:
Amortization-purchased technologies	$2,630	$1,154	$525
Impairment-purchased technologies	2,546	—	—

Amortization and impairment of purchased technologies	5,176	1,154	525
Other intangibles:
Amortization-other intangibles	564	298	93
Impairment-other intangibles	299	—	—

Amortization and impairment of other intangibles	863	298	93

Total amortization expense	$6,039	$1,452	$618

Amortization and impairment expense relating to purchased technologies is included within cost of revenues in the accompanying consolidated statements of operations. Amortization and impairment expense for all other intangible assets is included within operating expenses in the accompanying consolidated statements of operations.

As of January 31, 2008, expected future amortization expense for these intangibles is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2009	$2,462
2010	1,132
2011	825
2012	373
Thereafter	169

Total	$4,961

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments in marketable securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2008:
U.S. government and agency debt securities	$46,172	$969	$(30)	$47,111	$—	$2,853	$44,259
Corporate debt securities	38,905	495	(48)	39,352	—	19,293	20,059
Asset backed and other securities	55,479	888	(317)	56,050	—	500	55,549
Money market accounts	78,832	—	—	78,832	78,832	—	—

Total	$219,388	$2,352	$(395)	$221,345	$78,832	$22,646	$119,867

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2007:
U.S. government and agency debt securities	$43,004	$65	$(540)	$42,529	$—	$9,977	$32,551
Corporate debt securities	46,914	9	(251)	46,672	—	24,020	22,652
Asset backed and other securities	42,779	7	(324)	42,462	—	4,962	37,501
Money market accounts	44,170	—	—	44,170	44,170	—	—

Total	$176,867	$81	$(1,115)	$175,833	$44,170	$38,959	$92,704

The following table summarizes the fair value and gross unrealized losses of Wind River’s short-term and long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, as of January 31, 2008 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency debt securities	$123	$(2)	$6,045	$(28)	$6,168	$(30)
Corporate debt securities	8,397	(30)	1,538	(18)	9,935	(48)
Asset backed and other securities	8,817	(227)	4,751	(90)	13,568	(317)

	$17,337	$(259)	$12,334	$(136)	$29,671	$(395)

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As general market interest rates increase, those securities purchased with a lower yield-at-cost will likely show a mark-to-market unrealized loss. Except as noted below, all unrealized losses are due to changes in general market

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rates and bond yields and Wind River expects to realize the full value of all these investments upon their maturity. Wind River evaluates its investment securities for other-than-temporary impairments based on quantitative and qualitative factors, including credit rating declines, under-collateralization, the length of time and significance of the loss position and the Company’s intent and ability to hold to maturity or forecasted recovery.

During fiscal 2008, the Company determined that a certain asset-backed security in its portfolio was other-than-temporarily impaired due to a deterioration in credit rating, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $368,000 related to this security, which is included as a component of other expense, net on the consolidated statement of operations. As of January 31, 2008, management determined that no other securities in Wind River’s investment portfolio were other-than-temporarily impaired.

The following table summarizes the net realized losses on the sales of investments for the periods presented (in thousands):

	Years Ended January 31,
	2008	2007	2006
Realized gains	$156	$85	$94
Realized losses	(178)	(307)	(518)

Net realized losses	$(22)	$(222)	$(424)

Realized losses and gains are recognized within other expense, net in the period to which they relate unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is charged to other income and expense. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

Contractual maturities of short- and long-term investments were as follows (in thousands):

January 31, 2008
Due in 1 year or less	$22,646
Due in 1-2 years	20,069
Due in 2-5 years	37,052
Due in 5 years or more	62,746

Total marketable debt securities	$142,513

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2008	2007
Billed receivables	$77,702	$75,848
Unbilled receivables	10,490	2,222

	88,192	78,070
Less allowances for doubtful accounts and sales returns	(2,512)	(3,307)

Accounts receivable, net of allowances	$85,680	$74,763

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method and other amounts, which are expected to be billed within twelve months of the balance sheet date. Subsequent to January 31, 2008, the Company billed $5.6 million of the unbilled balance through March 31, 2008.

Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2008	2007
Land and buildings	$71,049	$71,049
Computer equipment and software	41,483	30,723
Furniture and equipment	12,924	12,390
Leasehold and building improvements	10,047	8,746

	135,503	122,908
Less accumulated depreciation and amortization	(57,522)	(47,911)

Property and equipment, net	$77,981	$74,997

Land and buildings as of January 31, 2008 and 2007 comprise costs associated with Wind River’s headquarters facility in Alameda, California.

Depreciation expense related to property and equipment was $9.3 million, $8.9 million, and $8.3 million, for fiscal years 2008, 2007 and 2006, respectively.

Accrued Compensation and Other

Accrued compensation includes $9.1 million and $7.7 million of accrued vacation as of January 31, 2008 and 2007, respectively. Other taxes payable were $10.7 million and $3.1 million as of January 31, 2008 and 2007, respectively.

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	January 31,
	2008	2007
Current deferred revenues:
Subscription	$83,252	$73,501
Maintenance and other	36,634	38,660

Total current deferred revenues	119,886	112,161
Long-term deferred revenues:
Subscription	13,237	13,426
Maintenance and other	1,410	1,442

Total long-term deferred revenues	14,647	14,868

Total deferred revenues	$134,533	$127,029

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4: DERIVATIVE FINANCIAL INSTRUMENTS

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other expense, net. As of January 31, 2008, Wind River had outstanding contracts with the following terms (currency amounts and USD equivalents in thousands):

	Sell	Buy	Sell	Sell	Buy	Buy	Sell
Currency	GBP(£)	EURO(€)	JPY( ¥)	JPY( ¥)	CAD(CAD$)	SEK(kr)	ILS ( )
Amount	940	20,300	275,000	1,620,000	15,300	11,300	3,150
Rate	0.5033	0.67742	106.821	104.32	0.9997	6.3937	3.66
USD equivalent	$1,868	$29,967	$2,574	$15,529	$15,305	$1,767	$861
Maturity date	2/29/2008	2/29/2008	2/29/2008	1/31/2009	2/29/2008	2/29/2008	2/29/2008

Wind River does not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2008, the difference between the fair value and carrying value of the above contracts was not significant.

NOTE 5: RESTRUCTURING AND OTHER CHARGES

Restructuring and Other Charges

Restructuring and other charges consist of costs associated with restructuring programs, impairment charges and litigation settlements and related remediation efforts.

Restructuring Charges

To better align its operations with its current business structure, the Company has implemented several restructuring plans. These restructuring plans have been based on certain assumptions regarding the optimal cost structure of the Company’s business and its ability to support profitable growth in the future.

During fiscal year 2008, the Company partially vacated a leased facility located in the United Kingdom. As a result, the Company recognized a total charge of $309,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $43,000 related to other exit costs. During fiscal 2008, the Company also recognized restructuring charges of $327,000 related to probable and estimable severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of the Company’s reorganization plan, which was announced in February 2008. See Note 14, “Subsequent Events,” for further information.

During fiscal year 2007, the Company recorded net restructuring reversals of $198,000, which consisted of adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA. Adjustments and payments in fiscal 2007 were related to our fiscal 2006 restructuring program and no new programs were initiated during the year.

During fiscal year 2006, the Company undertook limited restructurings in North America and EMEA, which primarily affected the engineering and sales and marketing organizations. The cash payments in fiscal 2006 relate primarily to these charges. Also, in fiscal 2006, the Company revised estimates for actual usage in the amount of $261,000 in employee-related items which related primarily to estimated 401(k) liabilities recorded in fiscal 2003, $145,000 related to a vacated property in North America and $288,000 primarily related to litigation

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related liabilities originally recorded in fiscal 2003. In addition, the Company completed a transaction to sublease a portion of its leased facilities in the United Kingdom resulting in a restructuring charge of $446,000 related to future lease payments, net of estimated sublease income.

As a result of the headcount reductions, the Company eliminated an aggregate of 17 employee positions in fiscal 2006. No employee positions were eliminated during fiscal 2008 or 2007. As a result of the Company’s reorganization plan, which was announced in February 2008, it expects to eliminate 80 to 90 positions primarily in the first quarter of fiscal 2009.

The following table summarizes Wind River’s restructuring charges for the years ended, and restructuring liabilities, as of January 31, 2008, 2007 and 2006 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2005	$246	$406	$752	$1,404
Restructuring charges	1,102	446	417	1,965
Reversals	(261)	(145)	(288)	(694)
Cash payments	(1,024)	(295)	(447)	(1,766)
Non-cash write-offs	—	(10)	—	(10)

Restructuring liabilities as of January 31, 2006	63	402	434	899
Restructuring charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	—	372	—	372
Restructuring charges	327	309	—	636
Cash payments	—	(135)	—	(135)
Other	—	(38)	—	(38)

Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835

The remaining restructuring liability as of January 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet and is related to severance benefits and a lease obligation on a partially vacated facility. The Company expects to pay the remaining severance benefits in fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Other Charges

During fiscal 2008 and 2006, Wind River recorded an impairment charge of $333,000 and $313,000, respectively, in accordance with SFAS 144, in connection with leasehold improvements at a Company leased facility in the United Kingdom.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 7: PROVISION (BENEFIT) FOR INCOME TAXES

Income before income taxes is as follows (in thousands):

	Years Ended January 31,
	2008	2007	2006
Domestic	$331	$(840)	$20,717
Foreign	91	1,693	5,346

Total	$422	$853	$26,063

The provision (benefit) for income taxes was composed as follows (in thousands):

	Years Ended January 31,
	2008	2007	2006
Current
Federal	$475	$318	$272
State	168	104	150
Foreign	2,739	1,831	1,951

	3,382	2,253	2,373

Deferred
Federal	1,120	687	588
State	38	21	—
Foreign	(1,760)	(2,681)	(6,193)

	(602)	(1,973)	(5,605)

Total	$2,780	$280	$(3,232)

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2008	2007	2006
Expected rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	39.8	12.2	0.5
Foreign taxes	117.7	99.9	1.5
Reversal of previously accrued taxes	(10.7)	5.9	(1.3)
Losses not benefited (utilized)	218.4	(228.0)	(49.4)
Non-deductible stock-based compensation	247.5	102.9	—
Non-deductible meals & entertainment	11.0	4.9	0.1
Other	0.1	—	1.2

Total	658.8%	32.8%	(12.4)%

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows (in thousands):

	January 31,
	2008	2007
Deferred tax assets:
Depreciation and amortization	$1,947	$2,014
Net operating losses and tax credit carry-forwards	18,863	18,779
Research and development tax credits	30,936	26,687
Employee benefit accruals	3,192	3,678
Accounts receivable reserves	1,442	1,752
Accrued expenses and other	2,314	2,674
Purchased technology	6,330	5,047
Deferred revenues	6,467	4,754
Stock options	12,039	6,686

Gross deferred tax assets	83,530	72,071

Less valuation allowance	(65,432)	(57,568)

Total deferred tax assets, net of valuation allowance	18,098	14,503

Deferred tax liabilities:
Purchased technology	4,246	3,015
Prepaid expenses and other	3,949	2,991

Total deferred tax liabilities	8,195	6,006

Net deferred tax assets	$9,903	$8,497

As of January 31, 2008, the net operating loss carryforwards for federal and California state income tax purposes were approximately $64.9 million and $23.5 million that begin to expire in 2022 and 2011, respectively. As of January 31, 2008, Wind River had federal, state, French and Canadian tax credit carryforwards of approximately $16.7 million, $15.1 million, $0.7 million, and $4.5 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2010, California tax credits will carry forward indefinitely, the Canadian tax credits begin to expire in 2013, and the

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

French tax credits carryforward three years after which any unused balance is refunded. In addition, as of January 31, 2008, there are approximately $1.5 million of federal AMT credits, which have an indefinite carryforward period.

Utilization of the Company’s net operating loss and tax credits carryforward may be subject to annual limitations if an ownership change had occurred pursuant to the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Excess tax benefits from employee stock option exercises of $16.0 million are included in the deferred tax asset balances at January 31, 2007 as a component of the Company’s net operating loss carry-forwards. Deferred income taxes pertaining to net operating losses decreased by $16.0 million due to a change in presentation in accordance with SFAS 123R. These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB 25. These deferred income tax assets for excess tax benefits were fully reserved in prior years. SFAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has elected to reduce its deferred income tax assets for net operating losses and reduce the related valuation allowance for the excess tax benefits determined under APB 25. The gross amount of excess tax benefits excluded at January 31, 2008 is $18.1 million. If and when such excess tax benefits are ultimately realized, additional paid in capital will be increased by $18.1 million.

Deferred income taxes are recorded in accordance with SFAS 109 and are determined based on the differences between financial reporting and the tax bases of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of certain international jurisdictions, Wind River has determined that it is more likely than not that its deferred tax assets in its remaining jurisdictions will not be realized, due primarily to uncertainties related to its ability to utilize its net operating losses carried forward and tax credits before they expire. Accordingly, Wind River has recorded a net deferred tax asset of $9.9 million and $8.5 million, related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets at January 31, 2008 and 2007, respectively.

Should Wind River determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. Wind River will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. Due to the Company’s recent profitability, it believes that it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near-term.

The valuation allowance increased approximately $7.9 million and decreased approximately $23.0 million during the years ended January 31, 2008 and 2007, respectively. The change in the valuation allowance is related primarily to an increase in stock-based compensation not currently deductible, partially offset by net operating loss utilization. The prior year valuation allowance decrease is mainly attributable to the adoption of SFAS 123R, whereby net operating loss deferred tax assets generated by stock option deductions are not recognized until income taxes payable is reduced.

The Company has not provided for income taxes on $11.3 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be permanently reinvested in operations outside the US.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 1, “The Company and Summary of Significant Accounting Policies,” the Company adopted the provisions of FIN 48 on February 1, 2007, which did not result in a material adjustment to accumulated deficit. As of that date, we had unrecognized tax benefits of $15.1 million including an accrued long-term liability of $1.2 million, reduction of deferred tax assets of $13.9 and accrued interest and penalties of $0.1 million.

The amount of unrecognized tax benefits increased by $1.3 million to $16.4 million for the year ended January 31, 2008, primarily related to foreign currency exchange adjustments. If recognized, $4.8 million of our unrecognized tax benefits would impact the annual effective tax rate.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in thousands):

Balance as of February 1, 2007	$15,114
Increase related to prior year tax positions	571
Decrease related to prior year tax positions	(863)
Increase related to current year tax positions	1,119
Settlements	—
Lapse in statutes of limitations	(107)
Foreign currency exchange adjustments	557

Balance as of January 31, 2008	$16,391

The Company believes that it is reasonably possible that a decrease of up to $152,000 in unrecognized tax benefits could be recorded in fiscal year 2009 as a result of the expiration of statutes of limitation in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the consolidated statement of operations. During fiscal year 2008, 2007 and 2006 the Company recognized interest and penalties of $16,000, $90,000, and $90,000, respectively. As of January 31, 2008 and 2007, the Company had $113,000 and $97,000, respectively, of interest accrued as a component of other long-term liabilities, associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2003 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2003 may also be subject to examination until they are fully utilized. During the third quarter of fiscal 2008, the Company received notification that the fiscal year 2005 U.S. federal income tax return was selected for examination. During the fourth quarter of fiscal 2008, the Company received notification that the calendar years 2003 through 2005 German income tax returns were selected for examination.

The Company believes all uncertain tax positions have been sufficiently provided for in connection with the U.S. federal and German periods under examination and any other open tax year. The State of New York tax examination was concluded in the second quarter of fiscal 2008 and no material adjustments were made in connection with the examination. The Company is not under examination in any other income tax jurisdiction at the present time.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8: NET INCOME (LOSS) PER SHARE COMPUTATION

In accordance with the SFAS No. 128, Earnings Per Share, the calculation of shares used in basic and diluted net income (loss) per share computation is presented below (in thousands, except per share amounts):

	Years Ended January 31,
	2008	2007	2006
Numerator:
Net income (loss)	$(2,358)	$573	$29,295

Denominator:
Weighted average common shares outstanding—basic	86,483	85,409	84,594
Effect of dilutive potential common shares	—	1,316	5,345

Weighted average common shares outstanding—diluted	86,483	86,725	89,939

Net income (loss) per share
Basic	$(0.03)	$0.01	$0.35
Diluted	$(0.03)	$0.01	$0.33

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares in fiscal 2007 and 2006, is anti-dilutive, and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 11.9 million and 1.3 million shares for the fiscal 2007 and 2006, respectively. Since Wind River had a net loss for fiscal 2008, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for fiscal 2008, it would have included in the computation dilutive potential common shares totaling approximately 985,000 shares, exclusive of anti-dilutive potential common shares, which amounted to approximately 10.4 million shares.

NOTE 9: COMMON STOCK

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

In June 2002, the Board of Directors authorized a stock repurchase program (the “2002 Repurchase Plan”) to enable Wind River to acquire up to $30.0 million of outstanding common stock. From the inception of the plan in fiscal 2003 through fiscal 2007, the Company repurchased 2.8 million shares at an aggregate purchase price of $23.9 million with the repurchased shares being recorded as treasury stock on a last-in, first-out basis. During fiscal 2008, the Company repurchased 652,000 shares of common stock for a total cost of $6.5 million and an

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average price of $10.03 per share. As a result of these repurchases, the Company completed the 2002 Repurchase Plan in the first quarter of fiscal 2008.

In June 2007, the Board of Directors authorized a new stock repurchase program to enable Wind River to acquire up to an aggregate of $50.0 million of its outstanding common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. No repurchases were made under the new program in fiscal 2008. See Note 14, “Subsequent Events,” for further information.

The Board of Directors and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For fiscal 2008 and in each prior year commencing in fiscal year 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

As of January 31, 2008, Wind River had reserved 26.5 million shares of common stock available for future issuance under its stock compensation plans, including 15.9 million shares related to outstanding stock options and restricted stock units.

Restricted Stock

In connection with the acquisition of Interpeak in March 2006, Wind River issued 192,367 restricted shares of Wind River common stock to certain founders of Interpeak. In March 2007, the contractual restrictions imposed on the shares lapsed in accordance with their terms. However, the shares remain subject to certain restrictions under applicable securities laws. The total fair value of the restricted stock issued was $2.4 million and was recorded as stock-based compensation expense over the restriction period as services were provided.

NOTE 10: STOCK-BASED COMPENSATION PLANS

Equity Incentive Plans

Prior to fiscal 2006, Wind River had four main equity incentive plans: the 1987 Equity Incentive Plan, the 1998 Equity Incentive Plan, the 1998 Non-Officer Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan (together, the “Predecessor Plans”).

In June 2007, the Company’s stockholders approved the amended and restated Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”), which had been originally approved by the Company’s Board of Directors (“BOD”) and stockholders in 2005. The 2005 Equity Plan provides for the award of incentive and nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and deferred stock units to eligible employees, including consultants and directors, as well as automatic stock option grants to non-employee directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value on the date of grant and a term of 7 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). Restricted stock units generally vest 25% per year over a four-year period. The 2005 Equity Plan replaces the Predecessor Plans and no further awards will be granted under those plans. The 2005 Equity Plan provides for the issuance of a maximum of approximately 15.2 million shares of which approximately 7.7 million shares were available for grant as of January 31, 2008.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In June 2007, Company’s BOD and stockholders approved the amended and restated Wind River Systems, Inc. 1993 Employee Stock Purchase Plan, (the “Purchase Plan”) under which 7.8 million shares of common stock have been reserved for issuance. The Purchase Plan also provides for an automatic annual increase of up to 300,000 shares for a period of five years commencing in fiscal 2009, provided that such shares consist of Company common stock repurchased on the open market. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. In fiscal 2008, 2007 and 2006, Wind River issued 491,000 shares, 259,000 shares, and 314,000 shares, respectively, under the Purchase Plan. As of January 31, 2008, approximately 2.9 million shares were available for issuance under the Purchase Plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for fiscal year 2008, 2007 and 2006 (in thousands):

	Years Ended January 31,
	2008	2007	2006
Cost of revenues	$2,491	$2,322	$—
Selling and marketing expenses	6,095	5,648	—
Product development and engineering expenses (1)	4,236	5,405	—
General and administrative expenses	8,475	9,122	—

Total stock-based compensation expense	21,297	22,497	—

Income tax benefit (2)	(56)	(58)	—

Total stock-based compensation, net of tax	$21,241	$22,439	$—

(1)	Includes stock-based compensation expense of $309,000 and $2.1 million for fiscal year 2008 and 2007, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

(2)	The Company recognized income tax benefits in a certain international jurisdiction and no tax benefits elsewhere, due primarily to the full valuation allowance established against the Company’s domestic deferred tax assets.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma Information for Period Prior to the Adoption of SFAS 123R

For fiscal year 2006, the Company followed the disclosure-only provisions of SFAS 123, as amended. Accordingly, no stock-based compensation expense was recognized in the consolidated statement of operations. The following table presents pro forma information as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plans and employee stock purchase rights under the Company’s ESPP (in thousands, except per share amounts):

Year Ended
January 31,
2006
Net income, as reported	$29,295
Less: Stock-based compensation expense determined under fair-value based method for all awards	(21,505)

Pro forma net income	$7,790

As reported net income per share:
Basic	$0.35
Diluted	$0.33
Pro forma net income per share:
Basic and diluted	$0.09

Valuation Assumptions

Wind River uses the Black-Scholes option pricing model to determine the fair value of stock options consistent with the provisions of SFAS 123R and the Company’s prior period pro forma disclosures of net income (loss). The fair value of each option grant is estimated on the date of grant and is affected by the Company’s stock price and a number of highly complex and subjective variables including, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise and cancellation behaviors.

The Company used the following valuation assumptions to estimate the fair value of options granted during fiscal years 2008, 2007 and 2006:

	Years Ended January 31,
	2008	2007	2006
Risk-free interest rate	3.45% – 5.08%	4.59% – 5.21%	4.39%
Expected life (in years)	3.8 – 5.3	3.6 – 7.0	3.6
Expected volatility	36.3% – 47.7%	46.8% – 56.9%	69.6%
Dividend yield	0%	0%	0%

The computation of expected volatility for fiscal year 2008 and 2007 is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock over the expected term. Prior to fiscal year 2007, the computation of expected volatility was based on historical volatility. The Company believes that using a combination of historical and market-based implied volatility from traded options on Wind River common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. The computation of expected lives for fiscal year 2008, 2007 and 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided for fiscal year 2008 and 2007 results from the behavior patterns of separate groups of employees that have similar historical

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of stock option awards granted during fiscal year 2008, 2007 and 2006 was $3.75, $5.00 and $7.19, respectively.

The fair value of employees’ stock purchase rights under Wind River’s ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2008, 2007 and 2006:

	Years Ended January 31,
	2008	2007	2006
Risk-free interest rate	4.37%	5.27%	3.00%
Expected life (in years)	0.4	0.5	0.5
Expected volatility	34.3%	38.7%	45.7%
Dividend yield	0%	0%	0%

The weighted-average fair value of common stock purchase rights granted under the ESPP during fiscal year 2008, 2007 and 2006 was $2.33, $2.37 and $4.11, respectively.

Stock Option Activity

The following table summarizes the option activity under the Company’s equity incentive plans for fiscal year 2008 (in thousands, except exercise prices and contractual terms):

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 31, 2007	16,292	$10.94
Granted	3,097	10.21
Exercised	(2,173)	7.05
Cancelled	(1,876)	13.54

Balance at January 31, 2008	15,340	$11.02	4.78	$2,739

Vested and expected to vest at January 31, 2008	13,934	$11.06	4.81	$2,738
Options exercisable at January 31, 2008	9,991	$10.99	4.38	$2,735

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.7 million options with exercise prices below the fair market value of the Company’s stock as of January 31, 2008. During the fiscal year 2008, 2007 and 2006 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $7.6 million, $2.2 million and $18.0 million, respectively, determined as of the date of option exercise. The Company settles employee stock option exercises with newly issued common shares. As of January 31, 2008, there was approximately $21.3 million of unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit Activity

During fiscal year 2008, the Company commenced the granting of restricted stock units. The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for fiscal 2008 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2007	—	$—
Granted	626	10.15
Cancelled	(34)	10.19

Outstanding at January 31, 2008	592	$10.14

As of January 31, 2008, there was approximately $3.9 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.3 years. No common shares have been issued related to restricted stock unit grants.

NOTE 11: OTHER EMPLOYEE BENEFITS

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

During the years ended January 31, 2008, 2007 and 2006, Wind River contributed common stock with a fair value of approximately $2.1 million, $1.8 million, and $1.7 million, respectively, to the 401(k) Plan.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer-training facilities, sales facilities, office equipment and automobiles that expire at various dates through February 2014, some of which contain renewal and escalation clauses. Future minimum rental payments under non-cancelable operating leases with remaining terms greater than one year subsequent to January 31, 2008, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments(1)
2009	$5,711
2010	4,718
2011	2,257
2012	840
2013	54
Thereafter	58

Total	$13,638

(1)	Amounts are net of future sublease income to be received under non-cancelable subleases of approximately $255,000.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense during the years ended January 31, 2008, 2007 and 2006 was $8.5 million, $7.2 million and $6.8 million, respectively.

Litigation

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various officers and directors of the Company and naming the Company as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. The Company filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the Company’s demurrer to the complaint in the Castronovo action.

On February 22, 2008, before the briefing on the pending demurrers was completed, the parties reached an agreement in principle to settle these derivative actions and executed a Memorandum of Understanding that outlined the general terms of the proposed settlement. The proposed settlement, which is subject to Court approval, involves certain corporate governance changes and a payment by the Company to plaintiff’s counsel for attorneys’ fees and expenses following final approval of the proposed settlement. The parties submitted papers in support of the proposed settlement to the Court on April 2, 2008, and have scheduled a hearing on a motion for preliminary approval of the proposed settlement for May 9, 2008. The Court has taken the pending demurrers off calendar to allow the Court to consider the proposed settlement. If the Court grants a motion preliminarily approving the proposed settlement, the Company expects that a final settlement hearing will be scheduled approximately 65 days after preliminary approval and following appropriate notice to the Company’s stockholders. Although a final settlement has not been approved by the Court and there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

Guarantees

In the normal course of business, Wind River may agree to indemnify its customers against legal claims that Wind River’s software products infringe certain third-party intellectual property rights. In the event of such a claim, Wind River is generally obligated to defend its customer against the claim and to either settle the claim at

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Wind River’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, Wind River may agree to refund the cost of the software. To date, Wind River has not been required to make any payment resulting from infringement claims asserted against our customers. Wind River may also agree to indemnify customers against legal claims that open-source software, which is included in certain Wind River products, infringes upon certain third-party intellectual property rights. These guarantees are recorded at their fair value; however, to date the value of these guarantees has not been significant. Some agreements may not limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Wind River, if any, under these agreements have not had a material impact on Wind River’s consolidated results of operations, cash flows, or financial position.

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

NOTE 13: SEGMENT AND GEOGRAPHIC INFORMATION

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

Revenue information by region is presented below (in thousands):

	Years Ended January 31,
	2008	2007	2006
North America (1)	$179,070	$156,521	$147,601
EMEA	77,365	65,933	61,129
Japan	42,398	36,043	35,961
Asia Pacific	29,798	26,801	21,632

Total	$328,631	$285,298	$266,323

(1)	Represents revenue generated primarily in the United States.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information on a product, subscription and services basis is presented below (in thousands):

	Years Ended January 31,
	2008	2007	2006
Perpetual license revenues	$36,156	$37,669	$44,462
Production license revenues	81,055	77,436	82,509
Subscription revenues	122,878	99,360	73,976
Maintenance revenues	32,832	31,066	33,241
Other service revenues	55,710	39,767	32,135

Total	$328,631	$285,298	$266,323

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal 2008, 2007 or 2006.

The distribution of long-lived assets, net of depreciation and amortization, by geographic location is as follows (in thousands):

	January 31,
	2008	2007
North America (1)	$76,765	$75,065
EMEA	4,683	3,962
Japan	2,390	2,274
Asia Pacific	1,105	750

Total	$84,943	$82,051

(1)	Long-lived assets are primarily located in the United States.

NOTE 14: SUBSEQUENT EVENTS

On February 6, 2008, subsequent to its fiscal year end, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company intends to reduce its workforce by approximately 80 to 90 positions during the first quarter of fiscal 2009. The Company expects to incur total restructuring and other charges ranging from $3.0 million to $4.0 million in connection with this reorganization plan. Substantially all of the charges will relate to cash severance costs. The Company recognized $327,000 of these costs during the fourth quarter of fiscal 2008 related to statutory and other predefined severance benefit plans. The Company expects to incur a substantial majority of the remaining charges during the first quarter of fiscal year 2009.

As discussed in Note 9, “Common Stock,” in June 2007, the Board of Directors authorized a stock repurchase program to enable the Company to purchase up to an aggregate of $50.0 million of the Company’s outstanding common stock. From March 11, 2008 to April 8, 2008, the Company repurchased 6.8 million shares of its common stock for a total cost of $50.1 million and an average price of $7.43 per share. As a result of these purchases, the Company completed its share repurchase program that was authorized in June 2007.

In April 2008, the Board of Directors authorized a new stock repurchase program to enable us to purchase up to an aggregate of $50.0 million in shares of Wind River common stock in the open-market or through negotiated transactions. From April 9, 2008 to April 11, 2008, the Company repurchased 450,000 shares of its common stock under this new repurchase program for a total cost of $3.8 million and an average price of $8.39 per share.

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

A summary of our quarterly results for the fiscal years ended January 31, 2008 and 2007 is as follows:

	Quarter Ended
	Jan. 31, 2008		Oct. 31, 2007		July. 31, 2007		Apr. 30, 2007		Jan. 31, 2007		Oct. 31, 2006		July. 31, 2006		Apr. 30, 2006
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues, net	$84,310		$81,643		$84,629		$78,049		$76,067		$70,545		$73,710		$64,976
Gross profit	60,151		61,675		64,691		58,481		59,023		54,504		57,371		49,473
Income (loss) before income taxes	(1,642)		829		4,576		(3,341)		6		(195)		3,694		(2,652)
Net income (loss)	(2,022	)(1)	(98	)(2)	4,313	(3)	(4,551	)(4)	237	(5)	(672	)(6)	3,128	(7)	(2,120	)(8)
Net income (loss) per share:
Basic	(0.02)		(0.00)		0.05		(0.05)		0.00		(0.01)		0.04		(0.02)
Diluted	(0.02)		(0.00)		0.05		(0.05)		0.00		(0.01)		0.04		(0.02)
Shares used in per share calculation:
Basic	87,399		87,081		86,151		85,260		85,191		85,138		85,548		85,773
Diluted	87,399		87,081		87,181		85,260		86,561		85,138		86,503		85,773

(1)	During the fourth quarter of fiscal 2008, we had charges of $5.2 million for stock-based compensation, $880,000 related to the amortization and $2.8 million related to the impairment of purchased and other intangibles, $250,000 for costs incurred for our voluntary stock option review and related litigation and $368,000 of investment impairments. In addition, the fourth quarter of fiscal 2008 includes $331,000 of revenue that relates to earlier quarters in that fiscal year.
(2)	During the third quarter of fiscal 2008, we had charges of $5.3 million for stock-based compensation and $836,000 related to the amortization of purchased and other intangibles.
(3)	During the second quarter of fiscal 2008, we had charges of $5.5 million for stock-based compensation, $780,000 related to the amortization of purchased and other intangibles and $605,000 for costs incurred for our voluntary stock option review and related litigation.
(4)	During the first quarter of fiscal 2008, we had charges of $5.3 million for stock-based compensation, $697,000 related to the amortization of purchased and other intangibles and $1.1 million for costs incurred for our voluntary stock option review and related litigation.
(5)

During the fourth quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $411,000 related to the amortization of purchased and other intangibles, $3.1 million for costs incurred for our voluntary stock option review and related litigation, $411,000 of executive severance costs and a release of certain international deferred tax valuation allowances totaling approximately $2.8 million.

(6)	During the third quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $401,000 related to the amortization of purchased and other intangibles and $1.2 million for costs incurred for our voluntary stock option review and related litigation.
(7)	During the second quarter of fiscal 2007, we had charges of $5.7 million for stock-based compensation, $412,000 related to the amortization of purchased and other intangibles and $223,000 for costs incurred for our voluntary stock option review and related litigation.
(8)	During the first quarter of fiscal 2007, we had charges of $5.4 million for stock-based compensation, $228,000 related to the amortization of purchased and other intangibles and $84,000 of payroll tax on stock options.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management has excluded the S.C. Comsys S.R.L. acquisition, which occurred in the third quarter of fiscal year 2008, from its assessment of internal control over financial reporting. The total assets and additional revenues represent 0.3% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2008.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal control over financial reporting, our management has concluded that, as of January 31, 2008, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. PricewaterhouseCoopers LLP has issued an attestation report concurring with management’s assessment, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K.

The information regarding our directors required by this Item is incorporated by reference from the sections entitled “Information about our Board of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information concerning Section 16(a) reporting required by this Item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information regarding the identification of Audit Committee members and the Audit Committee financial expert required by this Item is incorporated by reference from the section entitled “Information about our Board of Directors – Committees of the Board” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by this Item regarding material changes, if any, to the procedures by which security holders may recommend nominees to our board of directors is incorporated by reference from the section entitled “Information about our Board of Directors – Committees of the Board – Nominating and Corporate Governance Committee” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Code of Ethics. We have adopted the Wind River Systems, Inc. Code of Business Conduct and Ethics, or the General Code, which applies to every employee, officer and director of Wind River. Additionally, we have adopted a Supplemental Code of Ethics for our CEO and Senior Officers, or the Supplemental Code. Both the

General Code and the Supplemental Code are publicly available on our website at the following URL: http://www.ir.windriver.com

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

The information required by this Item is incorporated by reference from the sections entitled “Executive Compensation and Related Information” and “Information about our Board of Directors – Director Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by this Item regarding Compensation Committee Interlocks and Insider Participation, if any, is incorporated by reference from the section entitled “Information about our Board of Directors – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information in the section of our Proxy Statement for the 2008 Annual Meeting of Stockholders entitled “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed. Such information shall not be deemed to be incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding equity compensation plans is incorporated by reference from the section entitled “Equity Compensation Plan Information” in Part II, Item 5 of this Annual Report on Form 10-K.

The information required by this Item regarding stock ownership by principal stockholders and management is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item regarding related party transactions, if any, is incorporated by reference from the section entitled “Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

The information required by this Item regarding director independence is incorporated by reference from the section entitled “Information about our Board of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

2.	Exhibits

(b)	Exhibits—See Item 15(a)(1) above.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.	8-K	December 20, 2007	3.1

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2006 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	October 3, 2006	4.1

10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2*	1987 Equity Incentive Plan, as amended.	S-8 (No. 333-06921)	June 26, 1996	99.1

10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 33-59146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5*	1993 Employee Stock Purchase Plan, as amended.	10-Q	June 11, 2007	10.6

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.6*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 3333-92244)	July 11, 2002	99.1

10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan dated as of November 16, 1995.	10-K	April 21, 1998	10.13

10.16*	Amended and Restated Vice Presidents’ Severance Benefit Plan.	10-Q	September 12, 2003	10.16

10.17*	2005 Equity Incentive Plan	10-Q	June 11, 2007	10.5

10.18*	Form of 2005 Equity Incentive Plan—Stock Option Award Agreement	8-K	April 2, 2007	10.1

10.19*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein	8-K	November 6, 2003	99.2

10.20*	Offer Letter between Wind River Systems, Inc, and Ian Halifax, dated January 30, 2007	8-K	February 1, 2007	10.1

10.21*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Agreement	8-K	April 2, 2007	10.2

Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.22*	Stock Option Agreement and Grant Notice dated March 21, 2007 by and between Wind River Systems, Inc. and Ian Halifax	10-Q	June 11, 2007	10.4

10.23*	Section 162(m) Performance Incentive Award Plan	10-Q	June 11, 2007	10.7

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24	Powers of Attorney (contained in signature page)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: April 15, 2008	By:	/s/ IAN R. HALIFAX

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

Name	Title	Date

/S/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 15, 2008

/S/ IAN R. HALIFAX Ian R. Halifax	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial officer)	April 15, 2008

/S/ JANE E. BONE Jane E. Bone	Chief Accounting Officer	April 15, 2008

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director, Vice Chairman of the Board	April 15, 2008

/S/ JOHN C. BOLGER John C. Bolger	Director	April 15, 2008

/S/ JERRY L. FIDDLER Jerry L. Fiddler	Director	April 15, 2008

/S/ GRANT M. INMAN Grant M. Inman	Director	April 15, 2008

/S/ HARVEY C. JONES Harvey C. Jones	Director	April 15, 2008

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	April 15, 2008