Form 10-Q
period 2008-04-30
WIND RIVER SYSTEMS INC
filed 2008-06-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of May 30, 2008, there were 76,973,781 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Revenues, net:
Product	$32,898	$28,196
Subscription	33,070	28,825
Service	21,897	21,028

Total revenues, net	87,865	78,049

Cost of revenues:
Product	750	525
Subscription	4,662	4,488
Service	16,746	13,970
Amortization of purchased intangibles	528	585

Total cost of revenues	22,686	19,568

Gross profit	65,179	58,481
Operating expenses:
Selling and marketing	35,172	33,423
Product development and engineering	20,307	19,881
General and administrative	9,040	10,347
Amortization of other intangibles	107	112
Restructuring and other charges	2,930	—

Total operating expenses	67,556	63,763

Loss from operations	(2,377)	(5,282)
Other income (expense):
Interest income	2,349	2,146
Interest expense	(112)	(104)
Other income (expense), net	326	(101)

Total other income, net	2,563	1,941

Income (loss) before income taxes	186	(3,341)
Provision for (benefit from) income taxes	(276)	1,210

Net income (loss)	$462	$(4,551)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.05)

Shares used in per share calculation:
Basic	85,211	85,260

Diluted	85,496	85,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$91,873	$101,635
Short-term investments	12,754	22,646
Accounts receivable, net	71,447	85,680
Prepaid and other current assets	18,079	18,855

Total current assets	194,153	228,816
Long-term investments	101,888	119,867
Property and equipment, net	76,879	77,981
Goodwill	115,562	114,371
Other intangibles, net	4,439	4,961
Other assets	18,272	17,923

Total assets	$511,193	$563,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,708	$9,341
Accrued and other current liabilities	22,510	21,817
Accrued compensation	24,011	24,433
Income taxes payable	—	614
Deferred revenues	124,636	119,886

Total current liabilities	177,865	176,091
Long-term deferred revenues	20,590	14,647
Other long-term liabilities	7,896	7,589

Total liabilities	206,351	198,327

Stockholders’ equity:
Common stock	91	91
Additional paid-in-capital	870,837	865,565
Treasury stock	(116,649)	(49,802)
Accumulated other comprehensive income	7,420	7,057
Accumulated deficit	(456,857)	(457,319)

Total stockholders’ equity	304,842	365,592

Total liabilities and stockholders’ equity	$511,193	$563,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$462	$(4,551)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,971	3,049
Stock-based compensation expense	4,288	5,337
401(k) common stock match	732	626
Other-than-temporary impairment of investments	357	—
Realized (gain) loss from sales of available-for-sale securities, net	(426)	83
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	15,818	12,297
Accounts payable	(2,723)	(470)
Accrued liabilities	268	(1,384)
Accrued compensation	(752)	(419)
Income taxes payable	(587)	(947)
Deferred revenues	8,745	(2,715)
Other assets and liabilities	523	1,411

Net cash provided by operating activities	29,676	12,317

Cash flows from investing activities:
Acquisitions of property and equipment	(1,168)	(2,489)
Acquisition, net of cash acquired	—	(10,112)
Purchases of investments	(15,715)	(24,610)
Sales of investments	17,414	665
Maturities of investments	24,647	27,176

Net cash provided by (used in) in investing activities	25,178	(9,370)

Cash flows from financing activities:
Issuance of common stock	252	2,728
Repurchase of common stock	(66,847)	(6,536)

Net cash used in in financing activities	(66,595)	(3,808)

Effect of exchange rate changes on cash and cash equivalents	1,979	1,600

Net increase (decrease) in cash and cash equivalents	(9,762)	739
Cash and cash equivalents at beginning of period	101,635	71,316

Cash and cash equivalents at end of period	$91,873	$72,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: The Company and Summary of Significant Accounting Policies

The Company

Wind River Systems, Inc. (“Wind River” or the “Company”) is a global leader in Device Software Optimization (“DSO”). The Company develops, markets and sells operating systems, middleware and software development tools that allow its customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. Wind River offers its customers a choice of leading real-time, proprietary operating systems and open-source-based, commercial-grade Linux operating systems. Wind River also offers its comprehensive, Eclipse-based Workbench software development suite that allows its customers to manage the design, development, debugging and testing of their device software systems, as well as leading device management solutions that allow its customers to remotely monitor and manage their devices in either lab or field environments. Wind River’s customers manufacture devices as varied as set-top boxes, automobile braking and navigation systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers.

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

Basis of Presentation

Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC on April 15, 2008.

Wind River believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2009.

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

Segment Information

At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions. As a result of this reorganization, the Company changed its reportable segments and segment disclosures during the first quarter of fiscal 2009 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, the Company has recast its segment disclosures for periods prior to fiscal 2009 to present the new reportable segments. See Note 11, “Segment and Geographic Information,” for further information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP FAS 157-2, the Company will adopt SFAS 157 for its other assets and liabilities measured at fair value in the first quarter of fiscal 2010. The Company is evaluating the impact that this statement will have on its consolidated financial statements. See Note 3, “Financial Instruments,” for further information regarding the Company’s fair value measurements.

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

Note 2: Acquisitions, Goodwill and Intangible Assets

Acquisition of S.C. Comsys S.R.L.

In August 2007, Wind River acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately held professional services company based in Romania. The acquisition has enabled the Company to increase the number of skilled consultants in its professional services organization and to expand its service offerings throughout Europe and globally. The Company paid initial cash consideration of approximately $1.3 million, comprised of $1.2 million in cash consideration, plus acquisition related costs. In addition, the Company agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $250,000, which will be payable if certain specified future performance criteria are met. The performance criteria consist of post-acquisition services to be provided to the Company and, accordingly, the distribution amount will be accrued as compensation expense over the contingency period, provided the criteria are probable of being satisfied.

The purchase did not qualify as a business combination under SFAS 141, as the acquiree was deemed to be a development-stage operation as of the acquisition date. Accordingly, the purchase was recorded as an asset acquisition and the total consideration was allocated to the assets acquired and liabilities assumed, excluding goodwill, based on their estimated fair values. Assembled workforce associated with an asset acquisition qualifies as an identified intangible asset and, therefore, the Company preliminarily allocated $1.5 million of the purchase price to assembled workforce, which represents the value of the acquired workforce-in-place.

The following table reflects the preliminary allocation of the total purchase price of $1.3 million as of the date of acquisition (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Property and equipment, net		$63
Assembled workforce	5	1,544
Net current liabilities		(13)
Deferred tax liability		(247)

Total purchase price		$1,347

The final purchase price allocation will depend primarily upon the finalization of the initial purchase price and the opening balance sheet, including the acquired intangible assets and certain accrued liabilities.

Acquisition of the RTLinux Business

In February 2007, the Company acquired the intellectual property, including patents, copyrights, trademarks and associated product rights for the RTLinux business from Finite State Machine Labs, Inc. The Company paid approximately $10.1 million, comprised of $9.8 million in cash consideration, plus acquisition related costs. For additional information, see Note 2, “Acquisitions, Goodwill and Purchased Intangibles,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Goodwill

The following table presents goodwill by reportable segment (in thousands):

	April 30, 2008	January 31, 2008
VxWorks	$68,822	$68,113
Linux	14,769	14,617
Non-Core Products and Design Services	15,481	15,321
All other	16,490	16,320

Total	$115,562	$114,371

The change in goodwill during the three months ended April 30, 2008 is related primarily to foreign currency translation adjustments.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions. In connection with this reorganization, the Company changed its reporting units for goodwill impairment testing. As a result, the Company determined that an interim goodwill impairment review was required. The Company completed its review during the first quarter of fiscal 2009 and the results of the review did not indicate an impairment.

Other Intangibles

Other intangibles consist of the following (in thousands):

	April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,518	$(33,218)	$2,300
Assembled workforce	1,544	(215)	1,329
Customer relationships, contracts and agreements	17,128	(16,318)	810

Total	$54,190	$(49,751)	$4,439

	January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,349	$(32,664)	$2,685
Assembled workforce	1,528	(136)	1,392
Customer relationships, contracts and agreements	17,056	(16,172)	884

Total	$53,933	$(48,972)	$4,961

The change in other intangibles, net, during the three months ended April 30, 2008 is related primarily to foreign currency translation adjustments. Developed and core technology and patents are being amortized over a weighted average period of 3.8 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 4.1 years.

Note 3: Financial Instruments

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities, including cash equivalents, available-for-sale securities and derivative financial instruments, at fair value on a quarterly basis in accordance with SFAS 157. This standard establishes a fair value hierarchy that requires the Company to maximize its use of observable inputs and minimize the use of unobservable inputs in its fair value measurements. The classification of a financial asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that SFAS 157 establishes for measuring fair value are as follows:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.

Level 2:	Inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means at the measurement date.

Level 3:	Unobservable inputs that reflect the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes the Company’s fair value measurements by level as of April 30, 2008 for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$53,985	$—	$—	$53,985
Available-for-sale investments:
U.S. government and agency debt securities	—	44,016	—	44,016
Corporate debt securities	—	31,414	—	31,414
Asset backed and other securities	—	39,212	—	39,212
Derivatives	—	64	—	64

Total	$53,985	$114,706	$—	$168,691

Liabilities:
Derivatives	$—	$375	$—	$375

Available-for-sale Investments

The Company invests its excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities. As of April 30, 2008, the Company classified all of its outstanding securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on the Company’s condensed consolidated statement of operations in the period of sale.

The Company regularly reviews its investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralization, the length of time and significance of a security’s loss position and the Company’s intent and ability to hold a security to maturity or forecasted recovery. Unrealized losses on other-than-temporarily impaired securities are recognized in other income (expense), net on the condensed consolidated statement of operations in the period that the Company determines that an other-than-temporary impairment has occurred.

During the first quarter of fiscal 2009, the Company determined that two asset backed securities within its portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $357,000 related to these securities. As of April 30, 2008, the Company determined that no other securities in its investment portfolio were other-than-temporarily impaired.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. The notional amounts and fair values of the Company’s outstanding derivative financial instruments were as follows at April 30, 2008 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$49,319	$45
Sell	$12,358	$(356)

The Company’s derivative financial instruments generally have maturities of thirty days or less and, as of April 30, 2008, there were no derivative financial instruments outstanding with maturities in excess of one year. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	April 30, 2008	January 31, 2008
Current deferred revenues:
Subscription	$85,980	$83,252
Maintenance and other	38,656	36,634

Total current deferred revenues	124,636	119,886
Long-term deferred revenues:
Subscription	10,460	13,237
Maintenance and other	10,130	1,410

Total long-term deferred revenues	20,590	14,647

Total deferred revenues	$145,226	$134,533

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Revenue for these contracts is recognized as the services are performed. Deferred product revenues primarily include software license transactions that are not separable from subscription or consulting services.

Note 5: Restructuring and Other Charges

At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, the Company eliminated approximately 80 positions, primarily in North America. As a result, the Company recognized restructuring charges of $2.8 million during the first quarter of fiscal 2009 related to severance, medical and outplacement benefits for terminated employees. In addition, during the first quarter of fiscal 2009, the Company recognized restructuring charges of $127,000 related primarily to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual during the first quarter of fiscal 2009 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges	2,803	81	46	2,930
Cash payments	(2,590)	(72)	(28)	(2,690)
Other adjustments	4	8	—	12

Restructuring liabilities as of April 30, 2008	$544	$525	$18	$1,087

The remaining restructuring liability as of April 30, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to employee severance benefits and a lease obligation on the partially vacated facility in the United Kingdom. The Company expects to pay the remaining severance benefits during fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Note 6: Income Taxes

The Company had a benefit from income taxes of $276,000 and a provision for income taxes of $1.2 million for the three months ended April 30, 2008 and 2007, respectively. The provision for (benefit from) income taxes is based on estimates of the Company’s expected liability or benefit for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $10.2 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of April 30, 2008.

There were no material changes to the Company’s unrecognized tax benefits for the three months ended April 30, 2008. As of April 30, 2008, the Company’s unrecognized tax benefits including interest totaled $16.5 million of which $1.3 million is included as a component of other long-term liabilities and $3.6 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $5.0 million. The remaining $11.6 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements. The Company believes that it is reasonably possible that a decrease of up to $87,000 in unrecognized tax benefits could be recorded in the next 12 months as a result of the expiration of statutes of limitations in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of April 30, 2008, the Company had $125,000 accrued for interest and penalties associated with unrecognized tax benefits, which are included as a component of other long-term liabilities on the condensed consolidated balance sheet.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2004 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2004 may also be subject to examination until they are fully utilized. The Company currently has an ongoing U.S. federal income tax examination for fiscal year 2005. During the fourth quarter of fiscal year 2008, the Company received notification that its German income tax returns for calendar years 2003 through 2005 were selected for examination. The Company believes all uncertain tax positions have been sufficiently provided for in connection with the U.S. federal and German periods under examination and any other open tax year. The Company is not under examination in any other income tax jurisdiction at the present time.

Note 7: Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended April 30,
	2008	2007
Net income (loss)	$462	$(4,551)
Other comprehensive income:
Foreign currency translation adjustments	1,955	1,938
Unrealized gain (loss) on investments	(1,523)	480
Impairments and realized (gains) losses included in net income (loss)	(69)	85

Other comprehensive income	363	2,503

Total comprehensive income (loss)	$825	$(2,048)

Note 8: Net Income (Loss) Per Share Computation

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan, using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended April 30,
	2008	2007
Numerator:
Net income (loss)	$462	$(4,551)

Denominator:
Weighted average common shares outstanding- basic	85,211	85,260
Effect of dilutive potential common shares	285	—

Weighted average common shares outstanding- diluted	85,496	85,260

Net income (loss) per share
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

The above computation excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 14.7 million shares for the three months ended April 30, 2008. Since Wind River had a net loss for the three months ended April 30, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three months ended April 30, 2007, it would have included in the computation dilutive potential common shares totaling approximately 1.2 million shares, exclusive of anti-dilutive potential common shares, which amounted to approximately 13.7 million shares.

Note 9: Common Stock

Common Stock

Wind River’s Board of Directors (“the Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. Repurchased shares are funded from available working capital or through the liquidation of long-term investments and are recorded as treasury stock on a last-in, first-out basis.

In June 2002, the Board approved a stock repurchase program that authorized Wind River to acquire up to $30.0 million of outstanding common stock. The Company completed this repurchase plan in the first quarter of fiscal 2008. In June 2007, the Board approved a new stock repurchase program that authorized the Company to repurchase up to $50.0 million of outstanding common stock. The Company completed this repurchase plan in the quarter ended April 30, 2008 and in April 2008, the Board approved an additional stock repurchase program that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock. As of April 30, 2008, approximately $33.6 million was available for repurchases under the April 2008 stock repurchase program.

The following table summarizes the Company’s repurchase activity for the three months ended April 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended April 30,
	2008 (1)	2007
Total cost	$66,579	$6,536
Number of shares repurchased	8,702	652
Average price per repurchased share	$7.65	$10.03

(1)	Excludes 35,588 shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units for a total cost of $268,000.

The Board and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For fiscal 2009 and in each prior year commencing in fiscal 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

Note 10: Stock-Based Compensation Plans

The Company has adopted certain equity incentive and stock purchase plans as described in Note 10, “Stock-Based Compensation Plans,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three months ended April 30, 2008 and 2007 (in thousands):

	Three Months Ended April 30,
	2008	2007
Cost of revenues	$649	$586
Selling and marketing expenses	1,469	1,420
Product development and engineering expenses (1)	929	1,183
General and administrative expenses	1,241	2,148

Total stock-based compensation expense	$4,288	$5,337

(1)	Includes stock-based compensation expense of $309,000 for the three months ended April 30, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

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

The Company used the following valuation assumptions to estimate the fair value of options granted during the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	2007
Risk-free interest rate	1.95% - 2.47%	4.46% - 4.48%
Expected life (in years)	3.8 - 5.4	3.8 - 5.3
Expected volatility	46.9% - 53.3%	39.7% - 47.7%
Dividend yield	0%	0%

The weighted average fair value of stock option awards granted during the three months ended April 30, 2008 and 2007 was $2.84 and $3.72 respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the three months ended April 30, 2007:

Three Months Ended
April 30, 2007
Risk-free interest rate	5.12%
Expected life (in years)	0.2
Expected volatility	28.9%
Dividend yield	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the three months ended April 30, 2007 was $2.10. No stock purchase rights were granted during the three months ended April 30, 2008.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the three months ended April 30, 2008 (in thousands, except exercise prices and contractual terms):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 31, 2008	15,340	$11.02
Granted	922	7.30
Exercised	(39)	6.53
Cancelled	(303)	13.14

Outstanding at April 30, 2008	15,920	$10.78

Vested and expected to vest at April 30, 2008	14,759	$10.83	4.74	$3,114
Options exercisable at April 30, 2008	10,989	$10.91	4.31	$2,430

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2.4 million options with exercise prices below the fair market value of the Company’s stock as of April 30, 2008. During the three months ended April 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $63,000, determined as of the date of option exercise. The Company did not realize any tax benefits in connection with these exercises due to the fact that a full valuation allowance is carried against its domestic deferred tax assets.

As of April 30, 2008, there was approximately $19.7 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the three months ended April 30, 2008 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2008	592	$10.14
Granted	1,041	7.12
Vested	(110)	10.01
Cancelled	(25)	9.77

Outstanding at April 30, 2008	1,498	$8.06

During the three months ended April 30, 2008, the Company issued approximately 110,000 vested restricted stock units with an aggregate intrinsic value of $821,000, as determined on the vest date. At the election of employees, a majority of these vested restricted stock units were net share settled. As a result, the Company repurchased 35,588 shares of common stock from employees for a total cost of $268,000 in order to meet employee minimum statutory withholding obligations for applicable income and other employment taxes. These repurchases were recorded as treasury stock on the condensed consolidated balance sheet and are included within financing activities on the condensed consolidated statement of cash flows.

As of April 30, 2008, there was approximately $8.8 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.6 years.

Note 11: Segment and Geographic Information

SFAS 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company historically managed its operations as one industry segment, technology for device operating systems, and operated as one segment under SFAS 131. At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. In addition, the Company records revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this reorganization, the Company has commenced reporting its results of operations for each of the following reportable segments:

•	VxWorks. Consists of Wind River’s proprietary VxWorks real-time operating system and related products and services.

•	Linux. Comprises Wind River’s open-source-based, commercial-grade Linux operating systems and related products and services.

•

Non-Core Products and Design Services. Consists of the Company’s pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services.

•	All Other. Includes Wind River’s proprietary development tools and common technologies, device management products and related services.

The Company’s chief operating decision maker (“CODM”), defined as the Company’s chief financial officer and chief executive officer, reviews financial information presented on an operating segment basis for purposes of making operating decisions and in assessing financial performance. The CODM uses internal management reporting that provides revenue and segment operating income excluding stock-based compensation expense, amortization of purchased and other intangibles, certain corporate marketing expenses, general and administrative expenses and restructuring and other charges for evaluating the results of the segments. The CODM believes that segment operating income excluding these expenses is an appropriate measure for evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The CODM does not review asset information on an operating segment basis. The Company has recast its segment disclosures for periods prior to fiscal 2009 to present these new reportable segments.

The following table presents summarized information by segment (in thousands):

	Three Months Ended April 30,
	2008	2007
Revenues by segment, net:
VxWorks	$68,007	$60,555
Linux	8,009	5,727
Non-Core Products and Design Services	5,519	5,639
All other	6,330	6,128

Total revenues, net	$87,865	$78,049

Segment income (loss) from operations
VxWorks	$20,083	$14,384
Linux	(2,366)	(622)
Non-Core Products and Design Services	1,528	2,121
All other	(2,013)	(1,678)
Corporate unallocated expenses:
Stock-based compensation	(3,047)	(3,189)
Amortization of purchased and other intangibles	(635)	(697)
Corporate marketing	(3,957)	(5,254)
General and administrative (including stock-based compensation)	(9,040)	(10,347)
Restructuring and other charges	(2,930)	—

Loss from operations	$(2,377)	$(5,282)

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

Revenue information by region is presented below (in thousands):

	Three Months Ended April 30,
	2008	2007
North America	$43,768	$46,613
EMEA	22,235	16,241
Japan	13,264	8,147
Asia Pacific	8,598	7,048

Total	$87,865	$78,049

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended April 30,
	2008	2007
Perpetual and term license revenues	$13,952	$7,497
Production license revenues	18,946	20,699
Subscription revenues	33,070	28,825
Maintenance revenues	7,931	7,866
Other service revenues	13,966	13,162

Total	$87,865	$78,049

No single customer accounted for more than 10% of Wind River’s total revenues during the three months ended April 30, 2008 or 2007.

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

On February 22, 2008, before the briefing on the pending demurrers was completed, the parties reached an agreement in principle to settle these derivative actions and executed a Memorandum of Understanding that outlined the general terms of the proposed settlement. On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of the proposed settlement. The proposed settlement, which is subject to Court approval, involves certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses following final approval of the proposed settlement. On May 9, 2008, the Court gave its preliminary approval to the proposed settlement, and the Court scheduled a final settlement hearing for August 1, 2008 to determine whether the proposed settlement is fair, reasonable and adequate, whether judgment should be entered giving final approval to the settlement and dismissing the litigation with prejudice, and whether the application of plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses should be granted. Although a final settlement has not been approved by the Court and there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

NOTE 13: SUBSEQUENT EVENT

Since the end of the first quarter of fiscal 2009 through June 6, 2008, the Company repurchased 2.2 million shares of its common stock, pursuant to a $50.0 million share repurchase program approved by Wind River’s Board of Directors in April 2008, for a total cost of $18.6 million and an average price of $8.32 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our open-source-based Linux business, the mix of licensing models adopted by our customers, our cost of product, subscription and services, savings related to our reorganization plan, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements, the likelihood of realization of deferred taxes, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of new and current products, business models and market strategies, the outcome of litigation to which we may become a party and its impact on our business, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, the ability of our customers to sell products that include the Company’s software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of the Company’s strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 31, 2008.

Recent Operating Results

Our total revenues were $87.9 million and $78.0 million during the three months ended April 30, 2008 and 2007, respectively. The increase in revenues was due primarily to growth in perpetual and term license revenues and subscription revenues. For the three months ended April 30, 2008 and 2007, we had net income of $462,000 or $0.01 per diluted share and a net loss of $4.6 million or $0.05 per diluted share, respectively.

Our total deferred revenues increased to $145.2 million at April 30, 2008 from $134.5 million at January 31, 2008. The increase was due primarily to an increase in our deferred maintenance and other revenues, attributable to certain large multi-year transactions during the quarter.

We generated cash flows from operations of $29.7 million and $12.3 million during the three months ended April 30, 2008 and 2007, respectively. Cash provided by operating activities increased by $17.4 million in first quarter of fiscal 2009 compared to first quarter of fiscal 2008 due primarily to strong cash collections during the quarter.

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with customers and partners, and to drive and measure returns on our investments. As a result of this reorganization, engineering, product management, and test personnel were allocated among the four product divisions, while sales, marketing, and other operational and support staff remain organized along functional lines. In addition, we record revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this change in structure, the Company has commenced reporting its results of operations for each of the following reportable segments:

•	VxWorks. Consists of our proprietary VxWorks real-time operating system and related products and services.

•	Linux. Comprises our open-source-based, commercial-grade Linux operating systems and related products and services.

•

Non-Core Products and Design Services. Consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services.

•	All Other. Includes our proprietary development tools and common technologies, device management products and related services.

We have recast our segment disclosures for periods prior to fiscal 2009 to present these new reportable segments.

In addition, as a result of this reorganization, we eliminated approximately 80 positions, primarily in North America, in the first quarter of fiscal 2009 and recognized restructuring charges of $2.8 million related to these terminations.

At the beginning of fiscal 2009, we began offering our customers the option to purchase our solutions under a multiple-year term license model with separately priced maintenance. We closed several transactions using this licensing model during the first quarter of fiscal 2009. Under this model, customers are able to enter into renewable, limited-term licenses with us, which provide them with development rights to use Wind River products for a limited term rather than on a perpetual basis. These customers can also purchase support and maintenance for a separate fee on an annual, renewable basis, and may also obtain the right to receive upgrades in addition to updates. Under this model, we will also charge our customers a production license fee for every copy of our proprietary software included by our customer in each final, manufactured device.

Recent Development

Since the end of the first quarter of fiscal 2009 through June 6, 2008, the Company repurchased 2.2 million shares of its common stock, pursuant to a $50.0 million share repurchase program approved by Wind River’s Board of Directors in April 2008, for a total cost of $18.6 million and an average price of $8.32 per share.

Recent Accounting Pronouncements

See Note 1, “The Company and Summary of Significant Accounting Policies,” of the notes to condensed consolidated financial statements for further information regarding recent accounting standards and pronouncements.

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

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 31, 2008.

Results of Operations for the Three Months Ended April 30, 2008 and 2007

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual and term licensing models and from sales of our hardware products. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenues during the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
Product revenues	$32,898	$28,196	37%	36%
Subscription revenues	33,070	28,825	38	37
Service revenues	21,897	21,028	25	27

Total revenues, net	$87,865	$78,049	100%	100%

Total revenues increased 13% or $9.8 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The change was primarily due to an increased volume of product and subscription revenues during the three months ended April 30, 2008, related to increased levels of business with our customers.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware product revenues, term license revenues and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
Perpetual and term license revenues	$13,952	$7,497	16%	10%
Production license revenues	18,946	20,699	21	26

Total product revenues, net	$32,898	$28,196	37%	36%

Perpetual and term license revenues increased 86% or $6.5 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Most of the increase was related to a large perpetual deal recognized during the quarter and, to a lesser extent, due to revenues recognized under our term license model, which our customers began adopting during the first quarter of fiscal 2009. We expect perpetual and term license revenues and hardware revenues to increase over the remainder of fiscal year 2009 as the adoption of our term license model gains momentum.

Production license revenues decreased 8% or $1.8 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The decrease relates primarily to the variability and timing of revenues derived from our license compliance programs. We expect production license revenues to remain relatively flat over the remainder of fiscal year 2009.

Subscription Revenues. Subscription revenues increased 15% or $4.2 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase resulted primarily from an increasing volume of subscription business with our customers. We expect that subscription revenues will continue to increase during the remainder of fiscal year 2009, but we expect the growth to be modest as the adoption of our term license model gains momentum.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
Maintenance revenues	$7,931	$7,866	9%	10%
Other service revenues	13,966	13,162	16	17

Total service revenues, net	$21,897	$21,028	25%	27%

Maintenance revenues increased slightly during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. Maintenance revenues have stabilized in absolute dollars, but have continued to decrease as a percentage of net revenues, due primarily to our customers’ continued adoption of our subscription-based Wind River platforms, which include maintenance as a part of the subscription fee and are recognized as subscription revenue. We expect maintenance revenues will increase during the remainder of fiscal year 2009 as our term license model gains momentum.

Other service revenues, which consist of professional services and training, increased 6% or $804,000 in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase was due primarily to the recognition of a number of contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. This increase was partially offset by a decline in revenues from certain large contracts that were substantially completed during fiscal 2008. During the three months ended April 30, 2008 and 2007, we generated $6.9 million and $2.4 million, respectively, in revenue from fixed-price services contracts. The increase of $4.5 million was due to increased fixed-price project activity on a large contract during the quarter and due to the recognition of certain project revenues that had been previously deferred as the revenue recognition criteria had not been met until the current quarter. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2009.

Our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased slightly from January 31, 2008. We expect that most of our services backlog will be billed and delivered within the next 12 months, but service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our off-balance-sheet services backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. We expect services backlog to increase over the remainder of fiscal year 2009.

Revenues by Segment

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
VxWorks	$68,007	$60,555	77%	78%
Linux	8,009	5,727	9	7
Non-Core Products and Design Services	5,519	5,639	6	7
All other	6,330	6,128	8	8

Total revenues, net	$87,865	$78,049	100%	100%

Our VxWorks segment comprises our proprietary VxWorks real-time operating system and related products and services. VxWorks revenues increased 12% or $7.5 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. Most of the increase is attributable to a large perpetual license transaction during the quarter and, to a lesser extent, due to increased demand for our VxWorks platforms licensed under our term license model.

Our Linux segment comprises our open-source-based, commercial-grade Linux operating systems and related products and services. Linux revenues increased 40% or $2.3 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase is attributable to increased demand for our Linux platforms and services.

Our Non-Core Products and Design Services segment consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services. Non-Core Products and Design Services revenues decreased 2% or $120,000 in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The slight decrease is related to a decline in pSOS and design services revenues.

Our all other segment includes our proprietary development tools, common technologies, device management products and related services. All other segment revenues increased 3% or $202,000 in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The slight increase in revenues is attributable to an increase in business from device management products, partially offset by a decline in business from our proprietary development tools and common technologies.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
North America	$43,768	$46,613	50%	60%
EMEA	22,235	16,241	25	21
Japan	13,264	8,147	15	10
Asia Pacific	8,598	7,048	10	9

Total revenues, net	$87,865	$78,049	100%	100%

Revenues from international sales increased 40% to $44.1 million in the three months ended April 30, 2008 from $31.4 million in the three months ended April 30, 2007. The increase was due to a 63% increase in revenues from Japan, a 37% increase in revenues from EMEA and a 22% increase in revenues from Asia Pacific. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software and services, both domestically and internationally. In addition, the increase in Japan was due to the recognition of revenue related to a number of contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. The impact of foreign exchange rate movements did not have a significant impact on international revenues in the three months ended April 30, 2008 when compared to the three months ended April 30, 2007. As is the case with North America, our international revenues have also been affected by our customers’ continued adoption of subscription-based Wind River platforms, in which revenue is recognized ratably as opposed to being recognized immediately under our perpetual license model. International revenues increased to 50% of total revenues during the three months ended April 30, 2008 as compared to 40% of total revenues in the three months ended April 30, 2007. The increase in international sales as a percentage of revenues is related primarily to a decline in revenues in North America. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consist of the following:

	April 30, 2008	January 31, 2008	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$85,980	$83,252	$2,728	3%
Maintenance and other	38,656	36,634	2,022	6

Total current deferred revenues	124,636	119,886	4,750	4
Long-term deferred revenues:
Subscription	10,460	13,237	(2,777)	(21)
Maintenance and other	10,130	1,410	8,720	618

Total long-term deferred revenues	20,590	14,647	5,943	41

Total deferred revenues	$145,226	$134,533	$10,693	8%

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are due to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Revenue for these contracts is recognized as the services are performed. Deferred product revenues primarily include software license transactions that are not separable from subscription or consulting services.

Our total deferred revenues increased to $145.2 million at April 30, 2008 from $134.5 million at January 31, 2008. Most of the increase was due to multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term licenses transactions invoiced during the quarter.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2008	2007	2008	2007
	(In thousands, except percentages)
Product	$750	$525	2%	2%
Subscription	4,662	4,488	14	16
Service	16,746	13,970	76	66
Amortization of purchased intangibles	528	585	—%	—%

Total cost of revenues	$22,686	$19,568

Gross profit	$65,179	$58,481
Gross profit percentage	74%	75%

The general increase in overall costs of revenues is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product increased in absolute dollars, but remained relatively flat as a percentage of associated revenues, during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The increase in absolute dollars is primarily attributable to certain project related costs and increased employee compensation. These increases were partially offset by decreased inventory related costs. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscriptions increased in absolute dollars, but decreased slightly as a percentage of associated revenues in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase in absolute dollars is related primarily to the overall increase in subscription revenues during the periods and the decrease as a percentage of associated revenues was due to costs which are relatively fixed being absorbed by a higher revenue base.

We expect cost of subscription to continue to remain relatively flat as a percentage of subscription revenue over the remainder of fiscal year 2009, based on the level of sales of our subscription-based Wind River platforms. Cost of subscriptions may be affected in the future by direct production costs, stock-based compensation for employees, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third party software in our products, and the costs of providing subscription-related maintenance and support services.

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased both in absolute dollars and as a percentage of associated revenues during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The increase is primarily related to increased compensation costs of $2.9 million, attributable to increased headcount and employee compensation, and increased facilities and information technology costs of $798,000. These increases were partially offset by decreased costs for outsourced consulting of $699,000, related to lower utilization of third-party consultants. We expect cost of services to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology and assembled workforce associated with acquisitions. The decrease during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 is primarily attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal year 2008. This decrease was partially offset by increased amortization related to the Comsys acquisition, which was completed during the third quarter of fiscal year 2008.

We expect that amortization of purchased intangibles will remain relatively flat for the remainder of fiscal year 2009. Amortization of purchased intangibles may increase in the future should we decide to acquire further entities.

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

The general increase in absolute dollars in operating expenses relates primarily to increases in personnel expenses, professional fees, and general operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended April 30,		Percent Change
	2008	2007
	(In thousands, except percentages)
Selling and marketing	$35,172	$33,423	5%
As a percentage of net revenues	40%	43%

Total selling and marketing expenses increased by $1.7 million during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The increase primarily reflects higher employee-related costs of $984,000, related to increased employee compensation. The increase was also attributable to higher outside consulting costs of $712,000 resulting from a higher utilization of third-party consultants in the selling and marketing organizations.

We expect selling and marketing expenses to increase in absolute dollars over the remainder of fiscal year 2009.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percent Change
	2008	2007
	(In thousands, except percentages)
Product development and engineering	$20,307	$19,881	2%
As a percentage of net revenues	23%	25%

Total product development and engineering expenses increased by $426,000 during the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase primarily reflects higher employee-related costs of $1.4 million, associated with increased headcount and employee compensation, and lower customer funded research and development costs of $223,000. These increases were partially offset by decreased outside consulting fees of $1.1 million, related to the lower utilization of third-party consultants due to design work being transferred to our research and development center in China.

We expect product development and engineering expenses to increase slightly over the remainder of fiscal year 2009 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percent Change
	2008	2007
	(In thousands, except percentages)
General and administrative	$9,040	$10,347	(13)%
As a percentage of net revenues	10%	13%

Total general and administrative expenses decreased by $1.3 million in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The decrease reflects lower tax, legal and accounting fees of $802,000, related to costs incurred in the first quarter of fiscal 2008 for the Company’s historical stock option review and related litigation. Lower outside consulting fees and other outside services of $511,000 also contributed to the decrease and were primarily related to the decreased utilization of third-party consultants.

We expect general and administrative expenses to increase slightly over the remainder of fiscal year 2009.

Amortization of Other Intangibles

Amortization of other intangibles represents the amortization of acquisition-related intangible assets. The slight decrease during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 is attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal year 2008.

We expect that amortization of other intangibles will remain relatively flat for the remainder of fiscal 2009. Amortization of other intangibles may increase in the future should we decide to acquire further entities.

Restructuring Charges

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 80 positions, primarily in North America. As a result, we recognized restructuring charges of $2.8 million during the first quarter of fiscal 2009 related to severance, medical and outplacement benefits for terminated employees. We anticipate cost savings of approximately $7.5 million to $8.5 million in fiscal 2009 associated with our reorganization plan. In addition, during the first quarter of fiscal 2009, we recognized restructuring charges of $127,000 related primarily to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual during the first quarter of fiscal 2009 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges	2,803	81	46	2,930
Cash payments	(2,590)	(72)	(28)	(2,690)
Other adjustments	4	8	—	12

Restructuring liabilities as of April 30, 2008	$544	$525	$18	$1,087

The remaining restructuring liability as of April 30, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to employee severance benefits and a lease obligation on the partially vacated facility in the United Kingdom. We expect to pay the remaining severance benefits during fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Operating Income (Loss) by Segment

	Three Months Ended April 30,		Percent Change
	2008	2007
	(In thousands, except percentages)
VxWorks	$20,083	$14,384	40%
Linux	(2,366)	(622)	280
Non-Core Products and Design Services	1,528	2,121	(28)
All other	(2,013)	(1,678)	20
Corporate unallocated expenses:
Stock-based compensation	(3,047)	(3,189)	(4)
Amortization of purchased and other intangibles	(635)	(697)	(9)
Corporate marketing	(3,957)	(5,254)	(25)
General and administrative (including stock-based compensation)	(9,040)	(10,347)	(13)
Restructuring and other charges	(2,930)	—	—

Loss from operations	$(2,377)	$(5,282)	(55)%

Operating income for the VxWorks segment increased 40% or $5.7 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007 as a result of increased revenues of $7.5 million. This increase was partially offset by increased expenses of $1.8 million related primarily to professional services costs.

Operating loss for the Linux segment increased by 280% or $1.7 million in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase was related to increased expenses of $4.0 million, resulting from higher research and development and sales costs, and was partially offset by increased revenues of $2.3 million.

Operating income for the Non-Core Products and Design Services segment declined by 28% or $593,000 in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The decline is due primarily to higher costs of $473,000, related to increased cost of services, and flat revenues.

Operating loss for all other segments increased 20% or $335,000 in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The increase is attributable to higher costs of $537,000, related to increased support and product costs, and flat revenues.

Stock-based Compensation

We recorded stock-based compensation expense as follows for the three months ended April 30, 2008 and 2007 (in thousands):

	Three Months Ended April 30,
	2008	2007
Cost of revenues	$649	$586
Selling and marketing expenses	1,469	1,420
Product development and engineering expenses	929	1,183
General and administrative expenses	1,241	2,148

Total stock-based compensation expense	$4,288	$5,337

The decrease in stock-based compensation during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 is related primarily to certain large equity grants that were fully amortized during fiscal 2008. In addition, we recognized stock-based compensation expense of $309,000 during the three months ended April 30, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

As of April 30, 2008, there was approximately $28.7 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Other Income (Expense)

	Three Months Ended April 30,
	2008	2007
	(In thousands)
Interest income	$2,349	$2,146
Interest expense	(112)	(104)
Other income (expense), net	326	(101)

Total other income, net	$2,563	$1,941

Interest Income. Interest income increased 9% or $203,000 in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The increase in interest income was primarily due to higher cash, cash equivalent and investment balances during the period, partially offset by decreased yields. The average yield for the three months ended April 30, 2008 was 4.51% compared to 4.90% for the three months ended April 30, 2007. Cash, cash equivalents and investments totaled $206.5 million and $201.0 million as of April 30, 2008 and 2007, respectively.

Interest Expense. Interest expense increased slightly in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007, and is related to interest expenses and bank fees.

Other Income (Expense), Net. Other income (expense), net increased by $427,000 in the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The increase was primarily related to net realized gains on the maturity and sale of investments and net foreign currency gains. These increases were partially offset by other-than-temporary impairments on investments.

During the first quarter of fiscal 2009, we determined that two asset backed securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $357,000 related to these securities. As of April 30, 2008, we determined that no other securities in our investment portfolio were other-than-temporarily impaired.

Provision for (Benefit From) Income Taxes

We had a benefit from income taxes of $276,000 and a provision for income taxes of $1.2 million for the three months ended April 30, 2008 and 2007, respectively. The provision for (benefit from) income taxes is based on estimates of our expected benefit or liability for domestic and foreign income taxes, and is calculated by applying our estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items. For the three months ended April 30, 2008, the estimated annual effective tax rate excluded the U.S. jurisdiction that would have resulted in recording an income tax benefit which is expected to reverse in later quarters. Our provision for (benefit from) income taxes decreased by $1.5 million for the three months ended April 30, 2008 compared to the three months ended April 30, 2007, due primarily to the change in year-to-date pretax income and the impact of changes in jurisdictional forecasts for the business.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $10.2 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of April 30, 2008.

Post Close Events

On May 29, 2008, we announced preliminary results for the first quarter of fiscal year 2009 ended April 30, 2008. Subsequent to this announcement, but before the completion of our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2009, we adjusted these previously announced results to record an additional benefit from income taxes of $138,000. This adjustment resulted in an increase to net income on our condensed consolidated statement of operations and an increase to prepaid and other current assets on our condensed consolidated balance sheet.

Liquidity and Capital Resources

As of April 30, 2008, we had working capital of approximately $16.3 million, and cash, cash equivalents and investments of approximately $206.5 million, which included $91.9 million of cash and cash equivalents, $12.8 million of short-term investments and $101.9 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Three Months Ended April 30,
	2008	2007
Net cash provided by operating activities	$29,676	$12,317
Net cash provided by (used in) investing activities	$25,178	$(9,370)
Net cash used in financing activities	$(66,595)	$(3,808)

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. During the three months ended April 30, 2008, our operating activities provided net cash of $29.7 million compared to $12.3 million in the three months ended April 30, 2007.

Net cash provided by operating activities for the three months ended April 30, 2008, consisted of cash provided by operations of $8.4 million and a increase in cash of $21.3 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $15.8 million and an increase in deferred revenues of $8.7 million, partially offset by a decrease in accounts payable of $2.7 million. The decrease in accounts receivable was primarily due to strong cash collections during the quarter, in particular, cash received in connection with a large perpetual contract. Most of the increase in deferred revenues was due to multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term licenses transactions invoiced during the quarter.

Net cash provided by operating activities for the three months ended April 30, 2007, consisted of cash provided by operations of $4.5 million and an increase in cash of $7.8 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $12.3 million, offset in part by a decrease in deferred revenues of $2.7 million and a decrease in accrued liabilities of $1.4 million. The decrease in accounts receivable was primarily due to strong cash collections during the quarter. The decrease in deferred revenues was due primarily to the ratable recognition of multi-year subscription contracts and fewer new multi-year subscription contracts being sold and was partially offset by increasing business activity levels for our subscription-based Wind River platforms within current deferred revenues.

During the three months ended April 30, 2008, cash from operations includes a net income of $462,000 and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $4.3 million and $3.0 million, respectively. During the three months ended April 30, 2007, cash from operations includes net loss of $4.6 million offset primarily by stock-based compensation and depreciation and amortization of $5.3 million and $3.0 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $25.2 million and used net cash of $9.4 million in the three months ended April 30, 2008 and 2007, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. The acquisition of property and equipment totaled $1.2 million and $2.5 million for the three months ended April 30, 2008 and 2007, respectively. During the three months ended April 30, 2008, our maturities and sales of investments, net of purchases, were $26.3 million compared to $3.2 million during the three months ended April 30, 2007. During the three months ended April 30, 2007, we expended cash, net of cash acquired of $10.1 million related to our acquisition of the RTLinux business.

Our financing activities used net cash of $66.6 million and $3.8 million in the three months ended April 30, 2008 and 2007, respectively. During the three months ended April 30, 2008, and 2007, we received $252,000 and $2.7 million respectively, due to the issuance of common stock from employee stock option exercises. During the three months ended April 30, 2008, we repurchased approximately 8.7 million shares of our common stock for approximately $66.8 million, including repurchases from employees of 35,588 shares for $268,000 to satisfy employee withholding taxes upon the vesting of restricted stock units. During the three months ended April 30, 2007, we repurchased approximately 652,000 shares of our common stock for approximately $6.5 million.

Our Board of Directors (“the Board”) has approved common stock repurchase programs authorizing us to repurchase shares of our common stock in the open market or through negotiated transactions. We may repurchase shares from time to time at our discretion in accordance with applicable securities laws. Repurchased shares are funded from available working capital or through the liquidation of long-term investments and are recorded as treasury stock on a last-in, first-out basis.

In June 2002, the Board approved a stock repurchase program that authorized us to acquire up to $30.0 million of outstanding common stock. We completed this repurchase plan in the first quarter of fiscal 2008. In June 2007, the Board approved a new stock repurchase program that authorized us to repurchase up to $50.0 million of outstanding common stock. The Company completed this repurchase plan in the first quarter of fiscal 2009 and in April 2008, the Board approved an additional stock repurchase program that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock. As of April 30, 2008, approximately $33.6 million was available for repurchases under the April 2008 stock repurchase program.

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

We currently plan to reinvest our cash generated from operations in highly liquid, investment-grade instruments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions, stock repurchases or other strategic investments.

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

During the first quarter of fiscal 2009, we determined that two asset backed securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $357,000 related to these securities.

Foreign Currency Risk

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. The notional amounts and fair values of our outstanding derivative financial instruments were as follows at April 30, 2008 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$49,319	$45
Sell	$12,358	$(356)

We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure will be substantially offset by exchange rate changes of the underlying hedged amounts.

As of April 30, 2008, cash and cash equivalents held outside the U.S. totaled approximately $66.3 million.

Equity Price Risk

As of April 30, 2008, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2008. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the fiscal year ended January 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 22, 2008, before the briefing on the pending demurrers was completed, the parties reached an agreement in principle to settle these derivative actions and executed a Memorandum of Understanding that outlined the general terms of the proposed settlement. On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of the proposed settlement. The proposed settlement, which is subject to Court approval, involves certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses following final approval of the proposed settlement. On May 9, 2008, the Court gave its preliminary approval to the proposed settlement, and the Court scheduled a final settlement hearing for August 1, 2008 to determine whether the proposed settlement is fair, reasonable and adequate, whether judgment should be entered giving final approval to the settlement and dismissing the litigation with prejudice, and whether the application of plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses should be granted. Although a final settlement has not been approved by the Court and there can be no assurance as to the ultimate disposition of these actions, the Company does not believe that their resolution will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

We regularly evaluate new products, technologies, business models and strategic business initiatives. For example, in response to growing customer interest in open-source software solutions, we began offering open- source products and services in 2005 and our open-source business has become an increasingly important part of our business. In addition, at the beginning of fiscal year 2009, we adopted a strategic plan to focus increased engineering, sales and marketing resources in certain targeted growth product areas, including Linux platforms, device management solutions, Multiple Independent Levels of Security (MILS), aerospace and defense security solutions and multiprocessing capabilities. Investments in new business areas or strategic business initiatives can be expensive and time consuming and can divert management attention and internal resources away from other business opportunities. If we do not select the right areas for investment or if we are not successful in implementing or developing new business initiatives or if new business initiatives adversely affect our other businesses, our financial performance could suffer.

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

In fiscal year 2008, our organization was structured along functional lines. At the beginning of our fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this reorganization plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. This management reorganization may divert the attention of management from business and operational issues and may affect product development or marketing plans or schedules. If we did not choose the correct strategy and investments for our reorganization, or if we are unable to execute effectively on the new strategy and organizational structure, we may not be able to meet the needs of our customers and partners for products and services. We must effectively manage the implementation of our new organizational structure to avoid any resulting confusion or conflict that might affect our ability to respond to our customers and partners in a nimble and agile manner, which could negatively impact our business, results of operations and financial condition.

As part of this reorganization plan, we eliminated approximately 80 positions during the first quarter of fiscal year 2009. We have incurred restructuring and other charges of $3.2 million in connection with this reorganization plan, related primarily to cash severance costs, and we may incur additional costs throughout the remainder of fiscal 2009.

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

We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2008, revenues from international sales were $44.1 million, or 50% of total revenues. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. In particular, we intend to increase significantly our engineering and professional services resources in China, Romania and Canada. Risks inherent in international operations include:

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended April 30, 2008, our stock had an intra-day high sales price of $8.92 and an intra-day low sales price of $6.07. During fiscal year 2008, our stock had an intra-day high sales price of $13.42 and an intra-day low sales price of $7.88. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. In particular, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended April 30, 2008:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
February 1 – February 29, 2008	—	$—	—	$50,000,000
March 1 – March 31, 2008	3,391,000	$6.82	3,391,000	$26,866,402
April 1 – April 30, 2008	5,311,050	$8.15	5,311,050	$33,595,405

Total for the quarter ended April 30, 2008	8,702,050	$7.63	8,702,050

(1)	Excludes 35,588 shares delivered by employees to satisfy tax withholding obligations upon the vesting of restricted stock units.

(2)	Amounts are exclusive of broker commissions.

(3)	In June 2007, Wind River’s Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $50.0 million of its outstanding common stock. As a result of repurchases during the quarter ended April 30, 2008, Wind River completed the June 2007 stock repurchase program. In April 2008, Wind River’s Board of Directors approved an additional stock repurchase program that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock, of which approximately $33.6 million was available for repurchases as of April 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.1(a)-(d) of the registrant’s Report on Form 10-Q filed on December 15, 2000).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the registrant’s Report on Form 8-K filed November 4, 1999).

3.3	Amended and Restated Bylaws of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Report on Form 10-K filed on May 1, 2007).

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2007 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder (incorporated by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed on October 3, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Date: June 9, 2008	By:	/s/ IAN R. HALIFAX
Ian R. Halifax
Senior Vice President of Finance and
Administration, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)