Form 10-Q
period 2008-07-31
WIND RIVER SYSTEMS INC
filed 2008-09-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of August 31, 2008, there were 77,964,436 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues, net:
Product	$34,876	$31,993	$67,774	$60,189
Subscription	32,507	30,228	65,577	59,053
Service	24,532	22,408	46,429	43,436

Total revenues, net	91,915	84,629	179,780	162,678

Cost of revenues:
Product	632	667	1,382	1,192
Subscription	3,644	4,270	8,306	8,758
Service	16,063	14,381	32,809	28,351
Amortization of purchased intangibles	531	620	1,059	1,205

Total cost of revenues	20,870	19,938	43,556	39,506

Gross profit	71,045	64,691	136,224	123,172
Operating expenses:
Selling and marketing	33,092	31,888	68,264	65,311
Product development and engineering	20,825	20,819	41,132	40,700
General and administrative	8,165	9,215	17,205	19,562
Amortization of other intangibles	108	160	215	272
Restructuring and other charges (reversals)	(13)	—	2,917	—

Total operating expenses	62,177	62,082	129,733	125,845

Income (loss) from operations	8,868	2,609	6,491	(2,673)
Other income:
Interest income	1,830	2,367	4,179	4,513
Interest expense	(109)	(100)	(221)	(204)
Other income (expense), net	(58)	(300)	268	(401)

Total other income, net	1,663	1,967	4,226	3,908

Income before income taxes	10,531	4,576	10,717	1,235
Provision for income taxes	1,736	263	1,460	1,473

Net income (loss)	$8,795	$4,313	$9,257	$(238)

Net income (loss) per share:
Basic and diluted	$0.11	$0.05	$0.11	$(0.00)

Shares used in per share calculation:
Basic	77,565	86,151	81,346	85,713

Diluted	78,993	87,181	82,018	85,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 31, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$98,709	$101,635
Short-term investments	11,016	22,646
Accounts receivable, net	65,585	85,680
Prepaid and other current assets	19,183	18,855

Total current assets	194,493	228,816
Long-term investments	91,837	119,867
Property and equipment, net	76,958	77,981
Goodwill	115,354	114,371
Other intangibles, net	3,786	4,961
Other assets	18,824	17,923

Total assets	$501,252	$563,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,644	$9,341
Accrued and other current liabilities	14,596	21,817
Accrued compensation	26,941	24,433
Income taxes payable	3,773	614
Deferred revenues	113,861	119,886

Total current liabilities	166,815	176,091
Long-term deferred revenues	20,367	14,647
Other long-term liabilities	7,925	7,589

Total liabilities	195,107	198,327

Stockholders’ equity:
Common stock	92	91
Additional paid-in-capital	880,183	865,565
Treasury stock	(132,602)	(49,802)
Accumulated other comprehensive income	7,296	7,057
Accumulated deficit	(448,824)	(457,319)

Total stockholders’ equity	306,145	365,592

Total liabilities and stockholders’ equity	$501,252	$563,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$9,257	$(238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,894	6,358
Stock-based compensation expense	8,479	10,864
401(k) common stock match	1,304	1,065
Other-than-temporary impairment of investments	381	—
Realized (gain) loss from sales of available-for-sale securities, net	(458)	71
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	21,310	13,602
Accounts payable	(2,199)	871
Accrued liabilities	(7,706)	2,944
Accrued compensation	2,270	90
Income taxes payable	3,198	82
Deferred revenues	(1,554)	(13,844)
Other assets and liabilities	(641)	1,470

Net cash provided by operating activities	39,535	23,335

Cash flows from investing activities:
Acquisitions of property and equipment	(2,926)	(4,056)
Acquisitions, net of cash acquired	(66)	(10,149)
Purchases of investments	(17,722)	(46,678)
Sales of investments	18,269	665
Maturities of investments	37,244	45,586

Net cash provided by (used in) investing activities	34,799	(14,632)

Cash flows from financing activities:
Issuance of common stock	6,813	14,972
Repurchase of common stock	(85,540)	(6,536)

Net cash provided by (used in) financing activities	(78,727)	8,436

Effect of exchange rate changes on cash and cash equivalents	1,467	2,243

Net increase (decrease) in cash and cash equivalents	(2,926)	19,382
Cash and cash equivalents at beginning of period	101,635	71,316

Cash and cash equivalents at end of period	$98,709	$90,698

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

Segment Information

At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions. As a result of this reorganization, the Company changed its reportable segments and segment disclosures during the first quarter of fiscal 2009 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, the Company has recast its segment disclosures for periods prior to fiscal 2009 to present the new reportable segments. In addition, the Company revised the allocation of certain shared expenses between the segments during the second quarter of fiscal 2009 and this change has been applied retrospectively to all prior periods. See Note 11, “Segment and Geographic Information,” for further information.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will be effective in the first quarter of fiscal 2010. The Company does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective in the first quarter of fiscal year 2010. The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

Note 2: Acquisitions, Goodwill and Intangible Assets

Acquisition of S.C. Comsys S.R.L.

In August 2007, Wind River acquired all of the outstanding shares of S.C. Comsys S.R.L. (“Comsys”), a privately held professional services company based in Romania. The acquisition has enabled the Company to increase the number of skilled consultants in its professional services organization and to expand its service offerings throughout Europe and globally. The Company paid initial cash consideration of approximately $1.4 million, comprised of approximately $1.3 million in cash consideration, plus acquisition related costs. In addition, the Company agreed to pay Comsys’ former shareholders a potential earn-out distribution of up to $250,000, which will be payable if certain specified future performance criteria are met. The performance criteria consist of post-acquisition services to be provided to the Company and, accordingly, the distribution amount will be accrued as compensation expense over the contingency period, provided the criteria are probable of being satisfied.

The purchase did not qualify as a business combination under SFAS 141, as the acquiree was deemed to be a development-stage operation as of the acquisition date. Accordingly, the purchase was recorded as an asset acquisition and the total consideration was allocated to the assets acquired and liabilities assumed, excluding goodwill, based on their estimated fair values. Assembled workforce associated with an asset acquisition qualifies as an identified intangible asset and, therefore, the Company allocated $1.5 million of the purchase price to assembled workforce, which represents the value of the acquired workforce-in-place.

The following table reflects the allocation of the total purchase price of $1.4 million as of the date of acquisition (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Net current assets		$53
Property and equipment, net		63
Assembled workforce	5	1,544
Deferred tax liability		(247)

Total purchase price		$1,413

The Company finalized the allocation of the total purchase price during the second quarter of fiscal 2009 after making an additional cash payment of $66,000 related to the initial purchase consideration.

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

Goodwill

The following table presents goodwill by reportable segment (in thousands):

	July 31, 2008	January 31, 2008
VxWorks	$68,698	$68,113
Linux	14,742	14,617
Non-Core Products and Design Services	15,453	15,321
All other	16,461	16,320

Total	$115,354	$114,371

The change in goodwill during the six months ended July 31, 2008 is related primarily to foreign currency translation adjustments.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions. In connection with this reorganization, the Company changed its reporting units for goodwill impairment testing. As a result, the Company determined that an interim goodwill impairment review was required during the first quarter of fiscal 2009. In addition, the Company completed its annual goodwill impairment review during the second quarter of fiscal 2009. The results of the reviews did not indicate an impairment.

Other Intangibles

Other intangibles consist of the following (in thousands):

	July 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,485	$(33,647)	$1,838
Assembled workforce	1,544	(293)	1,251
Customer relationships, contracts and agreements	17,114	(16,417)	697

Total	$54,143	$(50,357)	$3,786

	January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,349	$(32,664)	$2,685
Assembled workforce	1,528	(136)	1,392
Customer relationships, contracts and agreements	17,056	(16,172)	884

Total	$53,933	$(48,972)	$4,961

The decrease in other intangibles, net, during the six months ended July 31, 2008 was related primarily to the amortization of the outstanding balance, which was partially offset by foreign currency translation adjustments. Developed and core technology and patents are being amortized over a weighted average period of 3.8 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 4.1 years.

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

The following table summarizes the Company’s fair value measurements by level as of July 31, 2008 for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$83,667	$—	$—	$83,667
Available-for-sale investments:
U.S. government and agency debt securities	—	42,459	—	42,459
Corporate debt securities	—	28,256	—	28,256
Asset backed and other securities	—	32,138	—	32,138

Total	$83,667	$102,853	$—	$186,520

Liabilities:
Derivatives	$—	$(199)	$—	$(199)

Available-for-sale Investments

The Company invests its excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities. As of July 31, 2008 , the Company classified all of its outstanding securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on the Company’s condensed consolidated statement of operations in the period of sale.

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

During the first and second quarter of fiscal 2009, the Company determined that two asset backed securities within its portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $24,000 and $381,000 related to these securities during the three and six months ended July 31, 2008, respectively. As of July 31, 2008, the Company determined that no other securities in its investment portfolio were other-than-temporarily impaired.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the Company’s contracts and the change in fair value of its outstanding forward contracts are recognized each period in other income (expense), net. The notional amounts and fair values of the Company’s outstanding foreign currency purchase and sell contracts were as follows at July 31, 2008 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$48,343	$(582)
Sell	$28,224	$383

The Company’s derivative financial instruments generally have maturities of thirty days or less and, as of July 31, 2008, there were no derivative financial instruments outstanding with maturities in excess of six months. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	July 31, 2008	January 31, 2008
Current deferred revenues:
Subscription	$75,941	$83,252
Maintenance and other	37,920	36,634

Total current deferred revenues	113,861	119,886
Long-term deferred revenues:
Subscription	9,626	13,237
Maintenance and other	10,741	1,410

Total long-term deferred revenues	20,367	14,647

Total deferred revenues	$134,228	$134,533

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

Note 5: Restructuring and Other Charges

At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, the Company eliminated approximately 82 positions, primarily in North America. As a result, the Company recognized restructuring charges of $2.8 million during the first and second quarter of fiscal 2009 related to severance, medical and outplacement benefits for terminated employees. In addition, during the first quarter of fiscal 2009, the Company recognized restructuring charges of $81,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom and $46,000 related to other costs associated with the reorganization.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual for the six months ended July 31, 2008 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges, net	2,790	81	46	2,917
Cash payments	(2,943)	(144)	(40)	(3,127)
Other adjustments	3	10	—	13

Restructuring liabilities as of July 31, 2008	$177	$455	$6	$638

The remaining restructuring liability as of July 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to employee severance benefits and a lease obligation on the partially vacated facility in the United Kingdom. The Company expects to pay the remaining severance benefits during fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Note 6: Income Taxes

The Company had a provision for income taxes of $1.7 million and $263,000 for the three months ended July 31, 2008 and 2007, respectively, and a provision for income taxes of $1.5 million for both the six months ended July 31, 2008 and 2007. The provision for income taxes is based on estimates of the Company’s expected liability or benefit for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $10.3 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of July 31, 2008.

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

There were no material changes to the Company’s unrecognized tax benefits for the six months ended July 31, 2008. As of July 31, 2008, the Company’s unrecognized tax benefits including interest totaled $16.5 million of which $1.3 million is included as a component of other long-term liabilities and $3.5 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $4.8 million. The remaining $11.7 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements. The Company believes that it is reasonably possible that a decrease of up to $90,000 in unrecognized tax benefits could be recorded in the next 12 months as a result of the expiration of statutes of limitations in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of July 31, 2008, the Company had $139,000 accrued for interest and penalties associated with unrecognized tax benefits, which are included as a component of other long-term liabilities on the condensed consolidated balance sheet.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2004 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2004 may also be subject to examination until they are fully utilized. The Company currently has an ongoing U.S. federal income tax examination for fiscal year 2005, a California income tax examination for fiscal years 2006 and 2007, and a German income tax examination for calendar years 2003 through 2005. The Company believes all uncertain tax positions have been sufficiently provided for in connection with the U.S. federal, California and German periods under examination and any other open tax year. The Company is not under examination in any other income tax jurisdiction at the present time.

Note 7: Comprehensive Income

The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net income (loss)	$8,795	$4,313	$9,257	$(238)
Other comprehensive income (loss):
Foreign currency translation adjustments	230	352	2,185	2,290
Unrealized gain (loss) on investments	(346)	(82)	(1,869)	398
Impairments and realized (gains) losses included in net income (loss)	(8)	(14)	(77)	71

Other comprehensive income (loss)	(124)	256	239	2,759

Total comprehensive income	$8,671	$4,569	$9,496	$2,521

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$8,795	$4,313	$9,257	$(238)

Denominator:
Weighted average common shares outstanding- basic	77,565	86,151	81,346	87,713
Effect of dilutive potential common shares	1,428	1,030	672	—

Weighted average common shares outstanding- diluted	78,993	87,181	82,018	87,713

Net income (loss) per share
Basic	$0.11	$0.05	$0.11	$(0.00)
Diluted	$0.11	$0.05	$0.11	$(0.00)

The above computation excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 9.5 million and 13.1 million shares for the three and six months ended July 31, 2008, respectively, and 10.1 million shares for the three months ended July 31, 2007. Since Wind River had a net loss for the six months ended July 31, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the six months ended July 31, 2007, it would have included in the computation dilutive potential common shares totaling approximately 1.1 million, exclusive of anti-dilutive potential common shares, which amounted to approximately 10.5 million shares.

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

In fiscal 2003 and 2008, the Board approved stock repurchase programs that authorized Wind River to acquire up to $30.0 million and $50.0 million, respectively, of outstanding common stock. The Company completed these repurchase programs during the first quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. During each of the first and second quarters of fiscal 2009, the Board approved additional stock repurchase programs that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of July 31, 2008, approximately $65.0 million remained available for repurchases under the Company’s stock repurchase programs.

During the three and six months ended July 31, 2008, the Company repurchased 2.2 million shares and 10.9 million shares, respectively, for a total cost of $18.6 million or an average of $8.32 per share and $85.2 million or an average of $7.79 per share, respectively. During the six months ended July 31, 2007, the Company repurchased 652,000 shares for a total cost of $6.5 million or an average of $10.03 per share. Repurchases under the Board approved plans are exclusive of shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three and six months ended July 31, 2008 and 2007 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Cost of revenues	$580	$690	$1,229	$1,276
Selling and marketing expenses	1,395	1,562	2,864	2,982
Product development and engineering expenses (1)	848	1,044	1,777	2,227
General and administrative expenses	1,368	2,231	2,609	4,379

Total stock-based compensation expense	$4,191	$5,527	$8,479	$10,864

(1)	Includes stock-based compensation expense of $309,000 for the six months ended July 31, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

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

The Company used the following valuation assumptions to estimate the fair value of options granted during the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Risk-free interest rate	3.49% - 3.51%	5.08%	1.95% - 3.51%	4.46% - 5.08%
Expected life (in years)	3.8 - 3.9	3.8 - 3.9	3.8 - 5.4	3.8 - 5.3
Expected volatility	44.9% - 45.4%	36.3% - 36.6%	44.9% - 53.3%	36.3% - 47.7%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock option awards granted during the three and six months ended July 31, 2008 was $3.89 and $2.97, respectively, and the weighted average fair value of stock option awards granted during the three and six months ended July 31, 2007 was $3.89 and $3.74, respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Risk-free interest rate	2.42%	4.87%	2.42%	5.02%
Expected life (in years)	0.5	0.5	0.5	0.3
Expected volatility	46.3%	26.1%	46.3%	27.7%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during both the three and six months ended July 31, 2008 was $3.06 and the weighted average fair value of common stock purchase rights granted under the ESPP during the three and six months ended July 31, 2007 was $2.53 and $2.28, respectively.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the six months ended July 31, 2008 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at January 31, 2008	15,340	$11.02
Granted	1,053	7.68
Exercised	(638)	7.58
Cancelled	(624)	12.84

Outstanding at July 31, 2008	15,131	$10.86

As of July 31, 2008, there was approximately $16.8 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the six months ended July 31, 2008 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2008	592	$10.14
Granted	1,085	7.25
Vested	(123)	10.08
Cancelled	(42)	9.04

Outstanding at July 31, 2008	1,512	$8.10

During the six months ended July 31, 2008, the Company issued approximately 123,000 shares related to restricted stock units that vested during the period. At the election of employees, a majority of these vested restricted stock units were settled on a net share basis. As a result, the Company repurchased 40,616 shares of common stock from employees for a total cost of $322,000 in order to meet employee minimum statutory withholding obligations for applicable income and other employment taxes. These repurchases were recorded as treasury stock on the condensed consolidated balance sheet and are included within financing activities on the condensed consolidated statement of cash flows.

As of July 31, 2008, there was approximately $8.4 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.3 years.

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

The Company’s chief operating decision maker (“CODM”), defined as the Company’s chief financial officer and chief executive officer, reviews financial information presented on an operating segment basis for purposes of making operating decisions and in assessing financial performance. In its evaluations of the segments, the CODM uses internal management reporting that provides segment revenues and operating income, excluding stock-based compensation expense, amortization of purchased and other intangibles, certain corporate marketing expenses, general and administrative expenses and restructuring and other charges. The CODM believes that segment operating income excluding these expenses is an appropriate measure for evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The CODM does not review asset information on an operating segment basis. The Company has recast its segment disclosures for periods prior to fiscal 2009 to present these new reportable segments. In addition, the Company revised the allocation of certain shared expenses between the segments during the second quarter of fiscal 2009 and this change has been applied retrospectively to all prior periods.

The following table presents summarized information by segment (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues by segment, net:
VxWorks	$65,578	$60,125	$133,585	$120,680
Linux	10,111	6,307	18,120	12,034
Non-Core Products and Design Services	9,432	11,884	14,951	17,523
All other	6,794	6,313	13,124	12,441

Total revenues, net	$91,915	$84,629	$179,780	$162,678

Segment income (loss) from operations:
VxWorks	$27,292	$18,941	$51,880	$35,083
Linux	(4,757)	(2,053)	(10,648)	(3,692)
Non-Core Products and Design Services	3,847	5,115	4,700	5,855
All other	(2,945)	(2,551)	(5,265)	(4,693)
Corporate unallocated expenses:
Stock-based compensation	(2,823)	(3,296)	(5,870)	(6,485)
Amortization of purchased and other intangibles	(639)	(780)	(1,274)	(1,477)
Corporate marketing	(2,955)	(3,552)	(6,910)	(7,702)
General and administrative (including stock-based compensation)	(8,165)	(9,215)	(17,205)	(19,562)
Restructuring and other charges	13	—	(2,917)	—

Income (loss) from operations	$8,868	$2,609	$6,491	$(2,673)

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

Revenue information by region is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
North America	$43,174	$45,360	$86,942	$91,973
EMEA	26,974	18,361	49,209	34,602
Japan	10,473	13,301	23,737	21,448
Asia Pacific	11,294	7,607	19,892	14,655

Total	$91,915	$84,629	$179,780	$162,678

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Perpetual and term license revenues	$13,575	$11,494	$27,527	$18,991
Production license revenues	21,301	20,499	40,247	41,198
Subscription revenues	32,507	30,228	65,577	59,053
Maintenance revenues	8,170	8,942	16,101	16,808
Other service revenues	16,362	13,466	30,328	26,628

Total	$91,915	$84,629	$179,780	$162,678

No single customer accounted for more than 10% of Wind River’s total revenues during the three and six months ended July 31, 2008 or 2007.

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

On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of a settlement. The settlement involves certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses. On May 9, 2008, the Court gave its preliminary approval to the settlement. On August 1, 2008, the Court held a hearing to determine whether the settlement is fair, reasonable and adequate, whether judgment should be entered giving final approval to the settlement and dismissing the litigation with prejudice, and whether the application of plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses should be granted. At the conclusion of the hearing, the Court entered an order approving the settlement, awarding $750,000 to plaintiffs’ counsel for their attorneys’ fees and expenses and dismissing the litigation with prejudice. There were no objections to the settlement and the Company does not anticipate any appeal of the Court’s order. The Company accrued the $750,000 fee award during fiscal year 2008 and the award was paid during the third quarter of fiscal year 2009. The Company does not believe that this action will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

NOTE 13: Subsequent Event

In August 2008, the Company entered into a Share Purchase Agreement with MIZI Research, Inc. (“MIZI”), a Korean company, and certain shareholders of MIZI pursuant to which the Company has agreed to acquire substantially all of the outstanding shares of MIZI. Under the terms of the Share Purchase Agreement, the Company will pay up to $16 million in cash to acquire substantially all of the outstanding shares of MIZI. The completion of the acquisition is subject to customary closing conditions and is expected to occur during the third quarter of fiscal 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our open-source-based Linux business, the mix of licensing models adopted by our customers, our ability to increase our services backlog, our cost of product, subscription and services, savings related to our reorganization plan, our financing plans and capital requirements, our investments, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements, the likelihood of realization of deferred taxes, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, our ability to grow our open-source-based Linux business, the ability of our customers to sell products that include our software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of our strategic relationships, potential governmental inquiries and private litigation, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Recent Operating Results

Our total revenues were $91.9 million and $84.6 million during the three months ended July 31, 2008 and 2007, respectively, and $179.8 million and $162.7 million during the six months ended July 31, 2008 and 2007, respectively. The increase in revenues was due primarily to growth in perpetual and term license revenues, subscription revenues and other service revenues. For the three months ended July 31, 2008 and 2007, we had a net income of $8.8 million or $0.11 per diluted share and $4.3 million or $0.05 per diluted share, respectively. For the six months ended July 31, 2008 and 2007, we had net income of $9.3 million or $0.11 per diluted share and a net loss of $238,000 or $0.00 per diluted share, respectively.

Our total deferred revenues decreased slightly to $134.2 million at July 31, 2008 from $134.5 million at January 31, 2008 and decreased by $11.0 million from $145.2 million at April 30, 2008. The decrease was due to the ratable recognition of subscription contracts and lower sales of new subscription contracts, resulting primarily from customer purchases under our term license model and a seasonal decline in subscription contracts during the second quarter of fiscal 2009. The decline was partially offset by increased multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term licenses transactions invoiced during the first six months of fiscal 2009.

We generated cash flows from operations of $39.5 million and $23.3 million during the six months ended July 31, 2008 and 2007, respectively. The increase of $16.2 million was due primarily to the growth in earnings and strong cash collections.

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

We have recast our segment disclosures for periods prior to fiscal 2009 to present these new reportable segments. In the second quarter of fiscal 2009, we revised the allocation of certain shared expenses between the segments and we have applied this change retrospectively to all prior periods.

In addition, as a result of this reorganization, we eliminated approximately 82 positions, primarily in North America, in the first and second quarters of fiscal 2009 and recognized total restructuring charges of $2.9 million related primarily to these terminations.

At the beginning of fiscal 2009, we began offering our customers the option to purchase our solutions under a multiple-year term license model with separately priced maintenance. We closed several transactions using this licensing model during the first and second quarters of fiscal 2009. Under this model, customers are able to enter into renewable, limited-term licenses with us, which provide them with development rights to use Wind River products for a limited term rather than on a perpetual basis. These customers can also purchase support and maintenance for a separate fee on an annual, renewable basis, and may also obtain the right to receive upgrades in addition to updates. Under this model, we will also charge our customers a production license fee for every copy of our proprietary software included by our customer in each final, manufactured device.

Recent Development

In August 2008, we entered into a Share Purchase Agreement with MIZI Research, Inc. (“MIZI”), a Korean company, and certain shareholders of MIZI pursuant to which we have agreed to acquire substantially all of the outstanding shares of MIZI. Under the terms of the Share Purchase Agreement, we will pay up to $16 million in cash to acquire substantially all of the outstanding shares of MIZI. The completion of the acquisition is subject to customary closing conditions and is expected to occur during the third quarter of fiscal 2009.

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

Results of Operations for the Three and Six Months Ended July 31, 2008 and 2007

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual and term licensing models and from sales of our hardware products. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Product revenues	$34,876	$31,993	38%	38%	$67,774	$60,189	38%	37%
Subscription revenues	32,507	30,228	35	36	65,577	59,053	36	36
Service revenues	24,532	22,408	27	26	46,429	43,436	26	27

Total revenues, net	$91,915	$84,629	100%	100%	$179,780	$162,678	100%	100%

Total revenues increased $7.3 million or 9% and $17.1 million or 11% in the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These increases were due primarily to an increased volume of product, subscription and other service revenues, related to increased levels of business and customer purchases under our term license model.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware product revenues, term license revenues and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Perpetual and term license revenues	$13,575	$11,494	15%	14%	$27,527	$18,991	15%	12%
Production license revenues	21,301	20,499	23	24	40,247	41,198	23	25

Total product revenues, net	$34,876	$31,993	38%	38%	$67,774	$60,189	38%	37%

Perpetual and term license revenues increased $2.1 million or 18% and $8.5 million or 45% in the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. The increase during the three and six months ended July 31, 2008 was primarily related to a higher volume of revenues recognized under our term license model. In addition, the increase during the six months ended July 31, 2008 was due to a large perpetual deal recognized during the first quarter of fiscal 2009. We expect perpetual and term license revenues and hardware revenues to increase over the remainder of fiscal year 2009 as the adoption of our term license model continues to gain momentum.

Production license revenues increased $802,000 or 4% in the three months ended July 31, 2008 and decreased $951,000 or 2% in the six months ended July 31, 2008, as compared to the same periods of the prior year. The changes in production license revenues were primarily attributable to the variability and timing of revenues derived from our license compliance programs and certain customer block purchases. We expect production license revenues to remain relatively flat over the remainder of fiscal year 2009.

Subscription Revenues. Subscription revenues increased $2.3 million or 8% and $6.5 million or 11% in the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to the ratable recognition of subscription revenues related to higher volumes of subscription business with our customers in prior periods. We expect that subscription revenues will remain relatively flat during the remainder of fiscal year 2009, as the adoption of our term license model continues to gain momentum.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Maintenance revenues	$8,170	$8,942	9%	10%	$16,101	$16,808	9%	10%
Other service revenues	16,362	13,466	18	16	30,328	26,628	17	17

Total service revenues, net	$24,532	$22,408	27%	26%	$46,429	$43,436	26%	27%

Maintenance revenues decreased $772,000 or 9% and $707,000 or 4% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These decreases were primarily attributable to the recognition of maintenance revenues related to a large contract in the second quarter of fiscal 2008. These decreases were partially offset by marginally higher maintenance revenues associated with our term license business. We expect maintenance revenues will increase during the remainder of fiscal year 2009 as the adoption of our term license model continues to gain momentum.

Other service revenues, which consist of professional services and training, increased $2.9 million or 22% and $3.7 million or 14% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to the recognition of revenue related to a number of fixed price contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year. In addition, these increases resulted from higher levels of business with certain large customers, particularly in the aerospace and defense, consumer and semiconductor sectors. During the three months ended July 31, 2008 and 2007, we generated $8.0 million and $3.2 million, respectively, in revenue from fixed-price services contracts and $14.9 million and $5.6 million during the six months ended July 31, 2008 and 2007, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2009.

Our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased $9.8 million or 52% from $18.7 million at January 31, 2008 to $28.5 million at July 31, 2008. The change reflects the impact of one large contract that was signed during the second quarter of fiscal 2009 and an increase in the overall volume of business with our customers. We expect that most of our services backlog will be billed and delivered within the next 12 months, but service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our off-balance-sheet services backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. We expect services backlog to increase over the remainder of fiscal year 2009.

Revenues by Segment

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
VxWorks	$65,578	$60,125	71%	71%	$133,585	$120,680	74%	74%
Linux	10,111	6,307	11	7	18,120	12,034	10	7
Non-Core Products and Design Services	9,432	11,884	10	14	14,951	17,523	8	11
All other	6,794	6,313	8	8	13,124	12,441	8	8

Total revenues, net	$91,915	$84,629	100%	100%	$179,780	$162,678	100%	100%

Our VxWorks segment comprises our proprietary VxWorks real-time operating system and related products and services. VxWorks revenues increased $5.5 million or 9% and $12.9 million or 11% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These increases were attributable to growing demand for our VxWorks platforms licensed under our term license model, and for the six months ended July 31, 2008, the increase also resulted from a large perpetual license transaction that was recognized in revenues during the first quarter of fiscal 2009.

Our Linux segment comprises our open-source-based, commercial-grade Linux operating systems and related products and services. Linux revenues increased $3.8 million or 60% and $6.1 million or 51% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These increases were attributable to growing demand for our Linux platforms and services.

Our Non-Core Products and Design Services segment consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services. Non-Core Products and Design Services revenues decreased $2.5 million or 21% and $2.6 million or 15% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These decreases were related to a large perpetual license contract that was recognized during the second quarter of fiscal 2008.

Our all other segment includes our proprietary development tools, common technologies, device management products and related services. All other segment revenues increased $481,000 or 8% and $683,000 or 5% during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. These slight increases in revenues were primarily attributable to a rise in business from device management products.

Revenues by Geography

	Three Months Ended July 31,		Percentage of Total Revenues, net		Six Months Ended July 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
North America	$43,174	$45,360	47%	54%	$86,942	$91,973	48%	57%
EMEA	26,974	18,361	29	22	49,209	34,602	27	21
Japan	10,473	13,301	11	16	23,737	21,448	13	13
Asia Pacific	11,294	7,607	13	8	19,892	14,655	12	9

Total revenues, net	$91,915	$84,629	100%	100%	$179,780	$162,678	100%	100%

Revenues from international sales increased 24% to $48.7 million during the three months ended July 31, 2008 from $39.3 million in the three months ended July 31, 2007 and increased 31% to $92.8 million during the six months ended July 31, 2008 from $70.7 million in the six months ended July 31, 2007. The increase for the three months ended July 31, 2008 was due to a 47% increase in revenues from EMEA and a 48% increase in revenues from Asia Pacific, offset in part by a

21% decrease in revenues from Japan. The increase for the six months ended July 31, 2008 was due to a 42% increase in revenues from EMEA, a 36% increase in revenues from Asia Pacific and an 11% increase in revenues from Japan. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software and services, both domestically and internationally. The impact of foreign exchange rate movements did not have a significant impact on international revenues during the three and six months ended July 31, 2008 when compared to the three and six months ended July 31, 2007. International revenues accounted for 53% and 46% of total revenues during the three months ended July 31, 2008 and 2007, respectively, and 52% and 43% of total revenues during the six months ended July 31, 2008 and 2007, respectively. The increase in international sales as a percentage of revenues reflects a decline in service and production license revenues in North America during the first half of fiscal 2009 attributable to a certain design services project and large compliance settlements that were recognized during the first half of fiscal 2008. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consist of the following:

	July 31, 2008	January 31, 2008	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$75,941	$83,252	$(7,311)	(9	) %
Maintenance and other	37,920	36,634	1,286	4

Total current deferred revenues	113,861	119,886	(6,025)	(5)
Long-term deferred revenues:
Subscription	9,626	13,237	(3,611)	(27)
Maintenance and other	10,741	1,410	9,331	662

Total long-term deferred revenues	20,367	14,647	5,720	39

Total deferred revenues	$134,228	$134,533	$(305)	—%

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

Our total deferred revenues decreased slightly to $134.2 million at July 31, 2008 from $134.5 million at January 31, 2008. The decrease was due to the ratable recognition of subscription contracts and lower sales of new subscription contracts, resulting primarily from customer purchases under our term license model and a seasonal decline in subscription contracts during the second quarter of fiscal 2009. The decline was partially offset by increased multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term licenses transactions invoiced during the first six months of fiscal 2009.

Cost of Revenues

	Three Months Ended July 31,		Percentage of Associated Revenues, net		Six Months Ended July 31,		Percentage of Associated Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Product	$632	$667	2%	2%	$1,382	$1,192	2%	2%
Subscription	3,644	4,270	11	14	8,306	8,758	13	15
Service	16,063	14,381	65%	64%	32,809	28,351	71%	65%
Amortization of purchased intangibles	531	620			1,059	1,205

Total cost of revenues	$20,870	$19,938			$43,556	$39,506

Gross profit	$71,045	$64,691			$136,224	$123,172
Gross profit percentage	77%	76%			76%	76%

The general increase in overall costs of revenues is primarily attributable to employee compensation, other personnel related costs and consulting expenses.

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product remained relatively flat in absolute dollars and as a percentage of associated revenues during the three and six months ended July 31, 2008, respectively, as compared to the same periods of the prior year. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscription decreased in absolute dollars and as a percentage of associated revenues during the three and six months ended July 31, 2008, as compared to the same periods in the prior year. The decreases were related primarily to decreased service costs associated with subscription revenue contracts.

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

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased by $1.7 million or 12% and $4.5 million or 16% during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. These increases were primarily related to increased compensation costs of $3.3 million and $6.8 million during the three and six months ended July 31, 2008, respectively, attributable to increased headcount, employee compensation and the timing of recognition of employee costs associated with certain service revenue contracts. These increases were partially offset by a decline in costs for outsourced consulting of $2.2 million and $2.9 million during the three and six months ended July 31, 2008, respectively, related to lower utilization of third-party consultants. We expect cost of services to continue to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology and assembled workforce associated with acquisitions. The slight decrease during the three and six months ended July 31, 2008 as compared to the same periods in the prior year was primarily attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal 2008. This decrease was partially offset by increased amortization related to the Comsys acquisition, which was completed during the third quarter of fiscal 2008.

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

The slight increase in absolute dollars in operating expenses relates primarily to increases in personnel expenses, professional fees, general operating expenses and restructuring and other charges.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Selling and marketing	$33,092	$31,888	4%	$68,264	$65,311	5%
As a percentage of net revenues	36%	38%		38%	40%

Total selling and marketing expenses increased by $1.2 million and $3.0 million during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The increase during the three and six months ended July 31, 2008 primarily reflects higher employee-related costs of $1.2 million and $2.3 million, respectively, related to increased employee compensation. The increase during the six months ended July 31, 2008 was also attributable to higher outside consulting fees of $710,000 resulting from a higher utilization of third-party consultants in the selling and marketing organization. We expect selling and marketing expenses to increase slightly in absolute dollars over the remainder of fiscal year 2009.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Product development and engineering	$20,825	$20,819	—%	$41,132	$40,700	1%
As a percentage of net revenues	23%	25%		23%	25%

Total product development and engineering expenses increased slightly during the three months ended July 31, 2008 and increased by $432,000 during the six months ended July 31, 2008, as compared to the same periods in the prior year. The increase during the three and six months ended July 31, 2008 primarily reflects higher employee-related costs of $1.5 million and $2.9 million, respectively, associated with increased headcount and higher employee compensation. The increases during the three and six months ended July 31, 2008 were partially offset by decreased outside consulting fees of $1.5 million and $2.6 million, respectively, related to the transfer of third-party design services to internal employees.

We expect product development and engineering expenses to increase over the remainder of fiscal year 2009 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2008	2007		2008	2007
	(In thousands, except percentages)
General and administrative	$8,165	$9,215	(11)%	$17,205	$19,562	(12)%
As a percentage of net revenues	9%	11%		10%	12%

Total general and administrative expenses decreased by $1.1 million and $2.4 million during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The decrease during the three and six months ended July 31, 2008 reflects lower tax, legal and accounting fees of $378,000 and $1.2 million, respectively, related to costs incurred during the first and second quarter of fiscal 2008 for the Company’s historical stock option review and related litigation. During the three and six months ended July 31, 2008, lower facilities and information technology costs of $632,000 and $827,000, respectively, also contributed to the decrease.

We expect general and administrative expenses to increase over the remainder of fiscal year 2009.

Amortization of Other Intangibles

Amortization of other intangibles represents the amortization of acquisition-related intangible assets. The slight decreases during the three and six months ended July 31, 2008, as compared to the same periods in the prior year, were attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal 2008.

We expect that amortization of other intangibles will remain relatively flat for the remainder of fiscal 2009. Amortization of other intangibles may increase in the future should we decide to acquire further entities.

Restructuring Charges

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 82 positions, primarily in North America. As a result, we recognized restructuring charges of $2.8 million during the first and second quarter of fiscal 2009 related to severance, medical and outplacement benefits for terminated employees. We anticipate cost savings of approximately $7.5 million to $8.5 million in fiscal 2009 associated with our reorganization plan. In addition, during the first quarter of fiscal 2009, we recognized restructuring charges of $81,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom and $46,000 related to other costs associated with the reorganization.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual during the six months ended July 31, 2008 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges, net	2,790	81	46	2,917
Cash payments	(2,943)	(144)	(40)	(3,127)
Other adjustments	3	10	—	13

Restructuring liabilities as of July 31, 2008	$177	$455	$6	$638

The remaining restructuring liability as of July 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to employee severance benefits and a lease obligation on the partially vacated facility in the United Kingdom. We expect to pay the remaining severance benefits during fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Operating Income (Loss) by Segment

	Three Months Ended July 31,		Percent Change	Six Months Ended July 31,		Percent Change
	2008	2007		2008	2007
	(In thousands, except percentages)
VxWorks	$27,292	$18,941	44%	$51,880	$35,083	48%
Linux	(4,757)	(2,053)	132	(10,648)	(3,692)	188
Non-Core Products and Design Services	3,847	5,115	(25)	4,700	5,855	(20)
All other	(2,945)	(2,551)	15	(5,265)	(4,693)	12
Corporate unallocated expenses:
Stock-based compensation	(2,823)	(3,296)	(14)	(5,870)	(6,485)	(9)
Amortization of purchased and other intangibles	(639)	(780)	(18)	(1,274)	(1,477)	(14)
Corporate marketing	(2,955)	(3,552)	(17)	(6,910)	(7,702)	(10)
General and administrative (including stock-based compensation)	(8,165)	(9,215)	(11)	(17,205)	(19,562)	(12)
Restructuring and other charges	13	—	—	(2,917)	—	—

Income (loss) from operations	$8,868	$2,609	240%	$6,491	$(2,673)	(343)%

Operating income for the VxWorks segment increased $8.4 million and $16.8 million during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and six months ended July 31, 2008 resulted from an increase in revenues of $5.5 million and $12.9 million, respectively, and a decline in expenses of $2.9 million and $3.9 million, respectively, related to lower cost of revenues.

Operating loss for the Linux segment increased by $2.7 million and $7.0 million during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and six months ended July 31, 2008 reflect an increase in expenses of $6.5 million and $13.0 million, respectively, resulting from a rise in sales and marketing and engineering expenses. The increases in expenses were partially offset by increased revenues of $3.8 million and $6.1 million, respectively, during the three and six months ended July 31, 2008.

Operating income for the Non-Core Products and Design Services segment declined by $1.3 million and $1.2 million during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The decreases during the three and six months ended July 31, 2008 reflect a decline in revenues of $2.5 million and $2.6 million, respectively, and were partially offset by a decline in expenses of $1.2 million and $1.4 million, respectively, related to lower sales expenses.

Operating loss for all other segments increased by $394,000 and $572,000 during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and six months ended July 31, 2008 reflect an increase in expenses of $875,000 and $1.3 million, respectively, resulting from a rise in cost of sales, which was partially offset by a decline in operating expenses. The increases in expenses were partially offset by increased revenues of $481,000 and $683,000, respectively, during the three and six months ended July 31, 2008.

Stock-based Compensation

We recorded stock-based compensation expense as follows for the three and six months ended July 31, 2008 and 2007 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Cost of revenues	$580	$690	$1,229	$1,276
Selling and marketing expenses	1,395	1,562	2,864	2,982
Product development and engineering expenses	848	1,044	1,777	2,227
General and administrative expenses	1,368	2,231	2,609	4,379

Total stock-based compensation expense	$4,191	$5,527	$8,479	$10,864

The decrease in stock-based compensation during the three and six months ended July 31, 2008, as compared to the same periods in the prior year, is related primarily to equity grants that were fully amortized during fiscal 2008. In addition, we recognized stock-based compensation expense of $309,000 during the six months ended July 31, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

As of July 31, 2008, there was approximately $25.8 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

Other Income, net

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(In thousands)
Interest income	$1,830	$2,367	$4,179	$4,513
Interest expense	(109)	(100)	(221)	(204)
Other income (expense), net	(58)	(300)	268	(401)

Total other income, net	$1,663	$1,967	$4,226	$3,908

Interest Income. Interest income decreased $537,000 or 23% and $334,000 or 7% during the three and six months ended July 31, 2008, respectively, as compared to the same periods in the prior year. These decreases were due primarily to lower yields on lower cash, cash equivalent and investment balances. The average yield for the three months ended July 31, 2008 was 4.12% compared to 4.93% for the three months ended July 31, 2007 and 4.33% for the six months ended July 31, 2008 compared to 4.91% for the six months ended July 31, 2007. Cash, cash equivalents and investments totaled $201.6 million and $223.2 million as of July 31, 2008 and 2007, respectively.

Interest Expense. Interest expense increased slightly during the three and six months ended July 31, 2008 as compared to the same periods in the prior year, related primarily to bank fees and other miscellaneous interest charges.

Other Income (Expense), Net. Other expense, net decreased by $242,000 in the three months ended July 31, 2008, as compared to the same period in the prior year, and other income, net increased by $669,000 during the six months ended July 31, 2008, as compared to the same period in the prior year. The changes were related primarily to net foreign currency gains and realized gains on the maturity and sale of investments.

During the first and second quarter of fiscal 2009, we determined that two asset-backed securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $24,000 and $381,000 related to these securities during the three and six months ended July 31, 2008, respectively.

Provision for Income Taxes

We had a provision for income taxes of $1.7 million and $263,000 for the three months ended July 31, 2008 and 2007, respectively, and a provision for income taxes of $1.5 million for both the six months ended July 31, 2008 and 2007. The provision for income taxes is based on estimates of our expected benefit or liability for domestic and foreign income taxes, and is calculated by applying our estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items. Our provision for income taxes increased by $1.5 million for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and decreased slightly for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 due primarily to the change in year-to-date pretax income and the impact of changes in jurisdictional forecasts for the business.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of primarily the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $10.3 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of July 31, 2008.

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

Liquidity and Capital Resources

As of July 31, 2008, we had working capital of approximately $27.7 million, and cash, cash equivalents and investments of approximately $201.6 million, which included $98.7 million of cash and cash equivalents, $11.0 million of short-term investments and $91.8 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Six Months Ended July 31,
	2008	2007
Net cash provided by operating activities	$39,535	$23,335
Net cash provided by (used in) investing activities	$34,799	$(14,632)
Net cash provided by (used in) financing activities	$(78,727)	$8,436

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. During the six months ended July 31, 2008, our operating activities provided net cash of $39.5 million compared to $23.3 million in the six months ended July 31, 2007.

Net cash provided by operating activities for the six months ended July 31, 2008, consisted of cash provided by operations of $24.9 million and a increase in cash of $14.7 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $21.3 million and partially offset by a decrease in accrued liabilities of $7.7 million. The decrease in accounts receivable was primarily due to strong cash collections during the first half of fiscal 2009, in particular, cash received in connection with a large perpetual contract, and a seasonal decrease in subscription renewals.

Net cash provided by operating activities for the six months ended July 31, 2007, consisted of cash provided by operations of $18.1 million and an increase in cash of $5.2 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $13.6 million and an increase in accrued liabilities of $2.9 million and partially offset by a decrease in deferred revenues of $13.8 million. The decrease in accounts receivable was primarily due to strong cash collections during the first half of fiscal 2008. The decrease in deferred revenues was due primarily to the ratable recognition of subscription contracts and the recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current quarter. In addition, both account receivable and deferred revenues declined as a result of a seasonal decrease in subscription renewals.

During the six months ended July 31, 2008, cash from operations includes a net income of $9.3 million and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $8.5 million and $5.9 million, respectively. During the six months ended July 31, 2007, cash from operations includes net loss of $238,000 offset primarily by stock-based compensation and depreciation and amortization of $10.9 million and $6.4 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $34.8 million and used net cash of $14.6 million in the six months ended July 31, 2008 and 2007, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. The acquisition of property and equipment totaled $2.9 million and $4.1 million for the six months ended July 31, 2008 and 2007, respectively. During the six months ended July 31, 2008, our maturities and sales of investments, net of purchases, were $37.8 million as compared to purchases, net of maturities and sale of investments, of $427,000 during the six months ended July 31, 2007. During the six months ended July 31, 2008, we expended cash of $66,000 related to our acquisition of the Comsys business, and during the six months ended July 31, 2007, we expended cash of $10.1 million related to our acquisition of the RTLinux business.

Our financing activities used net cash of $78.7 million and provided net cash of $8.4 million in the six months ended July 31, 2008 and 2007, respectively. During the six months ended July 31, 2008, and 2007, we received $6.8 million and $15.0 million, respectively, due to the issuance of common stock from employee stock option exercises and purchases under our employee stock purchase plan. During the six months ended July 31, 2008, we repurchased approximately 11.0 million shares of our common stock for approximately $85.5 million, including repurchases from employees of 40,616 shares for $322,000 to satisfy employee withholding taxes upon the vesting of restricted stock units. During the six months ended July 31, 2007, we repurchased approximately 652,000 shares of our common stock for approximately $6.5 million.

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

In fiscal 2003 and in fiscal 2008, the Board approved stock repurchase programs that authorized us to acquire up to $30.0 million and $50.0 million, respectively, of our outstanding common stock. We completed these repurchase programs during the first quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. During each of the first and second quarters of fiscal 2009, the Board approved additional stock repurchase programs that authorized us to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of July 31, 2008, approximately $65.0 million remained available for repurchases under our stock repurchase programs.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest our excess operating cash in various marketable investments, including money market funds, U.S. government and agency debt securities, corporate debt securities and asset backed and other securities. Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. In addition, we may suffer losses in principal if we are forced to sell securities which have declined in market value due to changes in interest rates or other factors in the current unstable credit environment.

We have an investment policy which seeks to mitigate interest rate risks, which has been approved by our Board of Directors. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We limit default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer.

During the first and second quarters of fiscal 2009, we determined that two asset-backed securities within our investment portfolio were other-than-temporarily impaired due to deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $24,000 and $381,000 related to these securities during the three and six months ended July 31, 2008, respectively.

Foreign Currency Risk

We conduct our business in North America, EMEA, Japan and Asia Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of their local countries. Primary currencies include the Euro, the British Pound and the Japanese Yen. The statements of operations of our international subsidiaries are generally translated into U.S. Dollars at the average exchange rates in each applicable period.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars. Changes in foreign currency exchange rates generally result in translation gains and losses that are deferred within accumulated other comprehensive income on our consolidated balance sheet and are recognized in the statement of operations upon the liquidation of a foreign subsidiary.

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. The notional amounts and fair values of our outstanding derivative financial instruments were as follows at July 31, 2008 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$48,343	$(582)
Sell	$28,224	$383

We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts.

As of July 31, 2008, cash and cash equivalents held outside the U.S. totaled approximately $58.7 million.

Equity Price Risk

As of July 31, 2008, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2008. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the fiscal year ended January 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of a settlement. The settlement involves certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses. On May 9, 2008, the Court gave its preliminary approval to the settlement. On August 1, 2008, the Court held a hearing to determine whether the settlement is fair, reasonable and adequate, whether judgment should be entered giving final approval to the settlement and dismissing the litigation with prejudice, and whether the application of plaintiffs’ counsel for an award of attorneys’ fees and reimbursement of expenses should be granted. At the conclusion of the hearing, the Court entered an order approving the settlement, awarding $750,000 to plaintiffs’ counsel for their attorneys’ fees and expenses and dismissing the litigation with prejudice. There were no objections to the settlement and the Company does not anticipate any appeal of the Court’s order. The Company accrued the $750,000 fee award during fiscal year 2008 and the award was paid during the third quarter of fiscal year 2009. The Company does not believe that this action will have a material adverse effect on its business, financial position, results of operations or cash flows.

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

In fiscal year 2008, our organization was structured along functional lines. At the beginning of our fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this reorganization plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. This management reorganization may divert the attention of management from business and operational issues and may affect product development or marketing plans or schedules. If we did not choose the correct strategy for our reorganization, or if we are unable to execute effectively on the new strategy and organizational structure, we may not be able to meet the needs of our customers and partners for products and services. We must effectively manage the implementation of our new organizational structure to avoid any resulting confusion or conflict that might affect our ability to respond to our customers and partners in a nimble and agile manner, which could negatively impact our business, results of operations and financial condition.

As part of this reorganization plan, we eliminated approximately 82 positions during the first and second quarters of fiscal year 2009. We have incurred restructuring and other charges of $3.2 million in connection with this reorganization plan, related primarily to cash severance costs, and we may incur additional costs throughout the remainder of fiscal 2009.

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

In addition, although our subscription licenses represent a potential source of renewable license revenue, there is also a risk that new and transitioned customers will not renew their licenses at the end of the subscription term. There is a further risk that the more complex and time consuming negotiations required for subscription licenses may affect our ability to close such transactions, and that customers who purchase subscription licenses may spend less in the aggregate over the term of the subscription license than if they had been required to purchase perpetual licenses. The impact on revenues and deferred revenues will continue to depend on the rate at which customers license products under our perpetual, term or subscription license models. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the subscription licensing rate is higher than we expect, we may experience a larger decline in revenues, as well as an increase in deferred revenues.

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

We develop and sell a substantial percentage of our products internationally. For the three and six months ended July 31, 2008, revenues from international sales were $48.7 million, or 53% of total revenues, and $92.8 million, or 52% of total revenues, respectively, as compared to $39.3 million, or 46% of total revenues, and $70.7 million, or 43% of total revenues for the three and six months ended July 31, 2007, respectively. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. In particular, we intend to increase significantly our engineering and professional services resources in China, Romania and Canada. Risks inherent in international operations include:

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

We anticipate that, as part of our business strategy, we will continue to evaluate acquisition and investment opportunities in businesses, products and technologies that complement ours. For example, in August 2008, we entered into a Share Purchase Agreement with MIZI Research, Inc., a Korean company, and certain of its shareholders pursuant to which we have agreed to acquire substantially all of its outstanding shares. These investments and acquisitions can be expensive and often require us to dedicate significant time and resources to the process. We have incurred significant costs in connection with acquisition transactions in prior fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; diverting management’s attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. If we cannot successfully manage the integration of businesses we may acquire or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

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

As a subcontractor to the U.S. Government, we must comply with and are affected by certain laws and regulations related to the award, administration and performance of U.S. Government contracts and other regulations particularly related to the aerospace and defense industry, such as export control regulations including International Traffic in Arms Regulations. In addition, under applicable regulations, various audit agencies of the U.S. government conduct regular audits of contractors’ compliance with a variety of U.S. government regulations and have the right to review retroactively the financial records under most U.S. government contracts. Further, as a U.S. Government subcontractor, we are subject to an increased risk of investigation, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not. This increases our internal procedures and costs, and as well, we may face an increased risk of non-compliance as these requirements involve separate processes that are outside our standard, commercial practices.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended July 31, 2008, our stock had an intra-day high sales price of $12.16 and an intra-day low sales price of $7.92. During fiscal year 2008, our stock had an intra-day high sales price of $13.42 and an intra-day low sales price of $7.88. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. In particular, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended July 31, 2008:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1 – May 31, 2008	2,239,264	$8.30	2,239,264	$15,000,010
June 1 – June 30, 2008	—	$—	—	$65,000,010
July 1 – July 31, 2008	—	$—	—	$65,000,010

Total for the quarter ended July 31, 2008	2,239,264	$8.30	2,239,264

(1)	Excludes 4,881 shares delivered by employees to satisfy tax withholding obligations upon the vesting of restricted stock units.

(2)	Amounts are exclusive of broker commissions.

(3)	In April 2008, Wind River’s Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to $50.0 million of outstanding common stock. In June 2008, Wind River’s Board of Directors approved an additional stock repurchase program that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock. As of July 31, 2008, approximately $65.0 million was available for repurchases under these programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on June 12, 2008 the following matters were submitted to a vote of the security holders:

(1)	To elect the following individuals to serve as directors of Wind River:

Name	Voted For	Withheld
John C. Bolger	74,685,370	713,551
Jerry L. Fiddler	40,530,744	34,868,177
Narendra K. Gupta	73,228,604	2,170,317
Grant M. Inman	73,228,319	2,170,602
Harvey C. Jones	74,687,432	711,489
Kenneth R. Klein	74,322,440	1,076,481
Standish O’Grady	73,229,949	2,168,972

(2)	To ratify the selection of PricewaterhouseCoopers LLP as Wind River’s independent registered public accounting firm:

For	Against	Abstain
74,539,499	797,919	61,502

ITEM 5.	OTHER INFORMATION

On July 15, 2008, Ken Klein, Chairman of the Board, President and Chief Executive Officer of the Company, executed a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

On September 3, 2008, Jerry Fiddler, a member of the Board of Directors of the Company, executed a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

On September 5, 2008, Ian Halifax, Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of the Company, executed a pre-arranged stock trading plan in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934.

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

WIND RIVER SYSTEMS, INC.

Date: September 9, 2008	By:	/s/ IAN R. HALIFAX
Ian R. Halifax
Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial Officer)