Form 10-Q
period 2008-10-31
WIND RIVER SYSTEMS INC
filed 2008-12-10
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

As of November 28, 2008, there were 76,246,338 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues, net:
Product	$37,440	$29,735	$105,214	$89,924
Subscription	31,823	30,886	97,400	89,939
Service	22,313	21,022	68,742	64,458

Total revenues, net	91,576	81,643	271,356	244,321

Cost of revenues:
Product	756	586	2,138	1,778
Subscription	3,476	4,288	11,782	13,046
Service	16,033	14,403	48,842	42,754
Amortization of purchased intangibles	513	691	1,572	1,896

Total cost of revenues	20,778	19,968	64,334	59,474

Gross profit	70,798	61,675	207,022	184,847

Operating expenses:
Selling and marketing	34,222	32,852	102,486	98,163
Product development and engineering	22,016	20,588	63,148	61,288
General and administrative	8,099	9,050	25,304	28,612
Amortization of other intangibles	197	145	412	417
Restructuring and other charges (reversals)	(63)	642	2,854	642

Total operating expenses	64,471	63,277	194,204	189,122

Income (loss) from operations	6,327	(1,602)	12,818	(4,275)

Other income:
Interest income	1,859	2,615	6,038	7,128
Interest expense	(99)	(131)	(320)	(335)
Other expense, net	(935)	(53)	(667)	(454)

Total other income, net	825	2,431	5,051	6,339

Income before income taxes	7,152	829	17,869	2,064
Provision for income taxes	1,236	927	2,696	2,400

Net income (loss)	$5,916	$(98)	$15,173	$(336)

Net income (loss) per share:
Basic and diluted	$0.08	$(0.00)	$0.19	$(0.00)

Shares used in per share calculation:
Basic	77,316	87,081	79,993	86,174

Diluted	78,637	87,081	80,889	86,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 31, 2008	January 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,148	$101,635
Short-term investments	16,665	22,646
Accounts receivable, net	71,790	85,680
Prepaid and other current assets	17,932	18,855

Total current assets	170,535	228,816
Long-term investments	80,407	119,867
Property and equipment, net	77,602	77,981
Goodwill	122,084	114,371
Other intangibles, net	12,182	4,961
Other assets	16,360	17,923

Total assets	$479,170	$563,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,617	$9,341
Accrued and other current liabilities	17,249	21,817
Accrued compensation	26,034	24,433
Income taxes payable	4,213	614
Deferred revenues	107,135	119,886

Total current liabilities	163,248	176,091
Long-term deferred revenues	18,686	14,647
Other long-term liabilities	11,793	7,589

Total liabilities	193,727	198,327

Minority Interest	154	—

Stockholders’ equity:
Common stock	92	91
Additional paid-in-capital	887,524	865,565
Treasury stock	(152,683)	(49,802)
Accumulated other comprehensive income (loss)	(6,736)	7,057
Accumulated deficit	(442,908)	(457,319)

Total stockholders’ equity	285,289	365,592

Total liabilities and stockholders’ equity	$479,170	$563,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$15,173	$(336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,878	9,387
Stock-based compensation expense	12,627	16,118
401(k) common stock match	1,894	1,645
Non-cash restructuring charges	—	333
Other-than-temporary impairment of investments	804	—
Realized (gain) loss from sales of available-for-sale securities, net	(490)	51
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,177	4,247
Accounts payable	(1,269)	(1,272)
Accrued liabilities	(4,826)	4,536
Accrued compensation	2,476	1,854
Income taxes payable	4,104	1,147
Deferred revenues	(5,539)	(15,466)
Other assets and liabilities	(383)	1,108

Net cash provided by operating activities	44,626	23,352

Cash flows from investing activities:
Acquisitions of property and equipment	(6,090)	(7,990)
Acquisitions, net of cash acquired	(15,331)	(11,484)
Purchases of investments	(37,468)	(79,604)
Sales of investments	28,987	665
Maturities of investments	51,078	66,691

Net cash provided by (used in) investing activities	21,176	(31,722)

Cash flows from financing activities:
Issuance of common stock	9,416	16,800
Repurchase of common stock	(105,621)	(6,536)
Repayment of loan	(887)	—

Net cash provided by (used in) financing activities	(97,092)	10,264

Effect of exchange rate changes on cash and cash equivalents	(6,197)	5,134

Net increase (decrease) in cash and cash equivalents	(37,487)	7,028
Cash and cash equivalents at beginning of period	101,635	71,316

Cash and cash equivalents at end of period	$64,148	$78,344

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, estimates are used for, but not limited to, the accounting for stock-based compensation, the allowance for doubtful accounts, sales returns and other allowances, valuation of investments, goodwill and purchased intangibles, restructuring and other charges, deferred tax assets and liabilities and income taxes, percentage of completion accounting, accrued compensation and other accruals, and the outcome of litigation and other contingencies. Wind River bases its estimates on historical experience and various other assumptions that are believed to be reasonable based on the specific circumstances. Wind River’s management has discussed these estimates with the Audit Committee of the Board of Directors. These estimates and assumptions form the basis for making judgments about the carrying value of certain assets and liabilities. Actual results could differ from these estimates.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption did not have a material impact on the Company’s consolidated financial statements. In accordance with FSP FAS 157-2, the Company will adopt SFAS 157 for its other assets and liabilities measured at fair value in the first quarter of fiscal 2010. The Company is evaluating the impact that this statement will have on its consolidated financial statements. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP FAS 157-3”), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to the Company’s October 31, 2008 financial statements. The application of the provision of FSP FAS 157-3 did not materially affect the Company’s consolidated financial statements as of and for the period ended October 31, 2008. See Note 3, “Financial Instruments,” for further information regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which will replace SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R also changes the accounting of contingent purchase consideration, requires the capitalization of in-process research and development at fair value, and prescribes the expensing of restructuring and acquisition related costs. The adoption of SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is evaluating the impact of the adoption of FSP SFAS 142-3 on its consolidated financial statements.

Note 2: Acquisitions, Goodwill and Intangible Assets

Acquisition of MIZI Research, Inc.

On October 15, 2008, the Company acquired approximately 99% of the outstanding shares of MIZI Research, Inc (“MIZI”), a privately held Korean company, for approximately $16.6 million, comprised of approximately $15.8 million in cash consideration plus acquisition related costs. In addition, in connection with the acquisition, the Company agreed to pay potential retention and performance bonuses of up to an aggregate of $1.75 million. These bonuses require post-acquisition services to be provided to the Company and, accordingly, the bonuses will be accrued as compensation expense over the related contingency period, provided the related criteria are probable of being satisfied.

MIZI is an independent software company that specializes in the development of embedded Linux-based mobile application platforms. With this acquisition, the Company gains access to mobile expertise that can be leveraged across its various mobile alliances and it accelerates its mobile services presence in Asia Pacific. These factors contributed to a purchase price in excess of fair value of MIZI’s net tangible and intangible assets acquired and as a result, the Company has recorded goodwill in connection with the transaction. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, “Business Combinations”, (“SFAS 141”), the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values.

The following table reflects the preliminary allocation of the total purchase price of $16.6 million as of the date of purchase (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Property and equipment, net		$303
Core and developed technology	5	900
Customer contracts and related relationships	4	7,500
Non-compete agreements	2	700
Trade name/trademarks	3	200
Goodwill		10,630
Net current liabilities		(1,069)
Deferred tax liability		(2,558)

Total purchase price		$16,606

In performing the preliminary purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of MIZI, among other factors. Wind River used the income valuation approach in determining the fair values of the acquired intangible assets using discount rates of 33% to 35%. The goodwill of $10.6 million represents Wind River’s assigned value for the long-term potential of the integration of MIZI into Wind River’s overall Linux product strategy and professional services organization. The final purchase price allocation will depend primarily upon the finalization of the value of acquired deferred tax assets. The goodwill of $10.6 million has been allocated to the Linux reportable segment.

The condensed consolidated financial statements include the operating results of MIZI from the date of acquisition. Pro forma results of operations have not been presented and separate financial statements for MIZI will not need to be filed because the effect of this acquisition was not material to the consolidated statement of operations, balance sheets, or cash flows of Wind River and is not otherwise required by the rules and regulations of the Securities and Exchange Commission.

At the date of the acquisition, MIZI had four short-term borrowing arrangements with the Industrial Bank of Korea (“IBK”). The amount outstanding under these agreements with IBK at the date of acquisition was approximately $887,000. The amounts outstanding under these agreements were repaid and the loan facilities were closed prior to October 31, 2008.

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

Goodwill

The following table presents goodwill by reportable segment (in thousands):

	October 31, 2008	January 31, 2008
VxWorks	$66,375	$68,113
Linux	24,874	14,617
Non-Core Products and Design Services	14,931	15,321
All other	15,904	16,320

Total	$122,084	$114,371

The increase in goodwill during the nine months ended October 31, 2008 was related primarily to the Company’s acquisition of MIZI, which was allocated to the Linux product division. The increase was partially offset by translation adjustments of goodwill denominated in foreign currencies.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions. In connection with this reorganization, the Company changed its reporting units for goodwill impairment testing. As a result, the Company determined that an interim goodwill impairment review was required during the first quarter of fiscal 2009. In addition, the Company completed its annual goodwill impairment review during the second quarter of fiscal 2009. The results of the reviews did not indicate an impairment. There were no events or changes in circumstances during the three months ended October 31, 2008, which triggered an impairment review. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of certain reporting units are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill prior to the next annual review in the second quarter of fiscal 2010. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Other Intangibles

Other intangibles consist of the following (in thousands):

	October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,809	$(33,611)	$2,198
Assembled workforce	1,543	(369)	1,174
Customer relationships, contracts and agreements	25,267	(16,457)	8,810

Total	$62,619	$(50,437)	$12,182

	January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,349	$(32,664)	$2,685
Assembled workforce	1,528	(136)	1,392
Customer relationships, contracts and agreements	17,056	(16,172)	884

Total	$53,933	$(48,972)	$4,961

The increase in other intangibles, net, during the nine months ended October 31, 2008 was related primarily to the Company’s acquisition of MIZI. The increase was partially offset by translation adjustments of other intangibles denominated in foreign currencies. Developed and core technology and patents are being amortized over a weighted average period of 3.9 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 3.9 years.

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

The following table summarizes the Company’s fair value measurements by level as of October 31, 2008 for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$48,750	$—	$—	$48,750
Available-for-sale investments:
U.S. government and agency debt securities	—	35,999	—	35,999
Corporate debt securities	—	27,733	—	27,733
Asset backed and other securities	—	25,970	—	25,970
Time deposits	97	—	—	97
Other (The Reserve Funds)	—	—	7,273	7,273
Derivatives	—	29	—	29

Total	$48,847	$89,731	$7,273	$145,851

Liabilities:
Derivatives	$—	$2,886	$—	$2,886

Fixed income securities classified as Level 2 assets consist of securities priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include the Company’s investments in the Reserve Primary Money Market Fund and the Reserve International Fund (the “Reserve Funds”) as discussed below.

The recent uncertainties in the credit market have affected the Company’s investments in the Reserve Funds because the Reserve Funds held securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection on September 15, 2008. As a result, reliable Level 1 or Level 2 inputs are not available to value the Reserve Funds. In light of these events, the Company changed its fair value measurement of the Reserve Funds from Level 1 to Level 3 within the SFAS 157 three-tier fair value hierarchy. To determine the fair value for the investment in the Reserve Funds, the Company changed its valuation technique from market approach for its investment in the Reserve Funds to Level 3 analyses, under which the Reserve Funds are valued using unobservable inputs and management judgment due to the absence of comparable quoted market prices and inherent lack of liquidity for these funds. Based on the outcomes of these analyses, the Company concluded that the fair value of its investment in the Reserve Funds was lower than their carrying value and, as a result, recorded an other-than-temporary impairment charge for $273,000 in other expense, net in the Condensed Consolidated Statements of Operations for the period ended October 31, 2008. Changes in market conditions could result in further adjustments to the fair value of these investments. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of October 31, 2008 (in thousands):

Level 3
Balance as of July 31, 2008	$—
Transfer from Level 1 - The Reserve Funds	7,546
Other-than-temporary impairment recorded	(273)

Balance as of October 31, 2008	$7,273

As of October 31, 2008, the Company reclassified its investment in the Reserve Funds from cash and cash equivalents to short-term investments because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company does not expect that it will have to liquidate this investment in the next twelve months in order to meet its liquidity needs. Further, while the Company believes it has the right to the recovery of its investments in the Reserve Funds and expects that it will be able to redeem these investments within the next twelve months, the Company cannot predict with certainty when the Reserve Funds will disperse the Company’s funds, or the amounts that the Company will ultimately receive.

Available-for-sale Investments

The Company invests its excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset backed and other debt securities. As of October 31, 2008, the Company classified all of its outstanding securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on the Company’s condensed consolidated statement of operations in the period of sale.

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

During the nine months ended October 31, 2008, the Company determined that three asset backed securities within its portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $150,000 and $531,000 related to these securities during the three and nine months ended October 31, 2008, respectively. As of October 31, 2008, the Company determined that no other securities in its investment portfolio were other-than-temporarily impaired.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the Company’s contracts and the change in fair value of its outstanding forward contracts are recognized each period in other income (expense), net. The notional amounts and fair values of the Company’s outstanding foreign currency purchase and sell contracts were as follows at October 31, 2008 (in thousands):

	Notional Amount	Fair Value Loss
Forward Contracts:
Purchase	$52,613	$(1,991)
Sell	$27,448	$(866)

The Company’s derivative financial instruments generally have maturities of thirty days or less and, as of October 31, 2008, there were no derivative financial instruments outstanding with maturities in excess of six months. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	October 31, 2008	January 31, 2008
Current deferred revenues:
Subscription	$65,263	$83,252
Maintenance and other	41,872	36,634

Total current deferred revenues	107,135	119,886
Long-term deferred revenues:
Subscription	8,144	13,237
Maintenance and other	10,542	1,410

Total long-term deferred revenues	18,686	14,647

Total deferred revenues	$125,821	$134,533

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

Note 5: Restructuring and Other Charges

At the beginning of fiscal 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, the Company eliminated approximately 82 positions, primarily in North America. As a result, the Company recognized restructuring charges of $2.7 million during the nine months ended October 31, 2008 related to severance, medical and outplacement benefits for terminated employees. In addition, during the nine months ended October 31, 2008, the Company recognized restructuring charges of $115,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom and $46,000 related to other costs associated with the reorganization.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual for the nine months ended October 31, 2008 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges, net	2,693	115	46	2,854
Cash payments	(2,988)	(203)	(44)	(3,235)
Foreign exchange effects	(5)	(70)	—	(75)

Restructuring liabilities as of October 31, 2008	$27	$350	$2	$379

The remaining restructuring liability as of October 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to employee severance benefits and a lease obligation on the partially vacated facility in the United Kingdom. The Company has paid the majority of the severance benefits and expects to pay the remaining severance benefits by the end of fiscal 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Note 6: Income Taxes

The Company had a provision for income taxes of $1.2 million and $927,000 for the three months ended October 31, 2008 and 2007, respectively, and a provision for income taxes of $2.7 million and $2.4 million for the nine months ended October 31, 2008 and 2007. The provision for income taxes is based on estimates of the Company’s expected liability or benefit for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the primary exception of the U.S. tax jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $5.9 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of October 31, 2008.

Should Wind River determine that it is more likely than not that the U.S deferred tax assets will be realized, the Company will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While the Company has experienced an increase in profitability during the nine months ended October 31, 2008 compared to the same period in the prior year, the significant uncertainty in the current economic climate makes it is difficult to objectively verify the impact on the Company’s future profitability. Accordingly, considering this and other evidence, Wind River’s management has determined that it is more likely than not that its U.S. deferred tax assets will not be realized at this time. Wind River continues to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on the Company’s future profitability, it is reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

There were no material changes to the Company’s unrecognized tax benefits for the nine months ended October 31, 2008. As of October 31, 2008, the Company’s unrecognized tax benefits including interest totaled $17.1 million of which $1.4 million is included as a component of other long-term liabilities and $3.8 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $5.2 million. The remaining $11.9 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements. The Company believes that it is reasonably possible that a decrease of up to $73,000 in unrecognized tax benefits could be recorded in the next 12 months as a result of the expiration of statutes of limitations in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of October 31, 2008, the Company had $148,000 accrued for interest and penalties associated with unrecognized tax benefits, which are included as a component of other long-term liabilities on the condensed consolidated balance sheet.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2005 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2005 may also be subject to examination until they are fully utilized. The Company currently has an ongoing U.S. federal income tax examination for fiscal year 2005, a California income tax examination for fiscal years 2006 and 2007, and a German income tax examination for calendar years 2003 through 2005. The Company believes all uncertain tax positions have been sufficiently provided for in connection with the U.S. federal, California and German periods under examination and any other open tax year. The Company is not under examination in any other income tax jurisdiction at the present time.

Note 7: Comprehensive Income (Loss)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net income (loss)	$5,916	$(98)	$15,173	$(336)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,725)	3,254	(10,540)	5,544
Unrealized gain (loss) on investments	(1,698)	347	(3,567)	745
Impairments and realized (gains) losses included in net income (loss)	391	(20)	314	51

Other comprehensive income (loss)	(14,032)	3,581	(13,793)	6,340

Total comprehensive income (loss)	$(8,116)	$3,483	$1,380	$6,004

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$5,916	$(98)	$15,173	$(336)

Denominator:
Weighted average common shares outstanding- basic	77,316	87,081	79,993	86,174
Effect of dilutive potential common shares	1,321	—	896	—

Weighted average common shares outstanding- diluted	78,637	87,081	80,889	86,174

Net income (loss) per share
Basic	$0.08	$(0.00)	$0.19	$(0.00)
Diluted	$0.08	$(0.00)	$0.19	$(0.00)

The above computation excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 9.4 million and 10.4 million shares for the three and nine months ended October 31, 2008, respectively. Since Wind River had a net loss for the three and nine months ended October 31, 2007, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for the three and nine months ended October 31, 2007, it would have included in the computation dilutive potential common shares totaling approximately 1.1 million shares for each period, exclusive of anti-dilutive potential common shares, which amounted to approximately 9.5 million and 9.8 million shares, respectively.

Note 9: Common Stock

Common Stock

Wind River’s Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. Repurchased shares are funded from available working capital or through the liquidation of long-term investments and are recorded as treasury stock on a last-in, first-out basis.

In fiscal 2003 and 2008, the Board approved stock repurchase programs that authorized Wind River to acquire up to $30.0 million and $50.0 million, respectively, of outstanding common stock. The Company completed these repurchase programs during the first quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. During each of the first and second quarters of fiscal 2009, the Board approved additional stock repurchase programs that authorized the Company to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of October 31, 2008, approximately $45.0 million remained available for repurchases under the Company’s stock repurchase programs.

During the three and nine months ended October 31, 2008, the Company repurchased 2.0 million shares and 13.0 million shares, respectively, for a total cost of $20.0 million or an average of $9.94 per share and $105.3 million or an average of $8.12 per share, respectively, inclusive of broker commissions. During the nine months ended October 31, 2007, the Company repurchased 652,000 shares for a total cost of $6.5 million or an average of $10.03 per share. Repurchases under the Board approved plans are exclusive of shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units.

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

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three and nine months ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Cost of revenues	$579	$593	$1,808	$1,869
Selling and marketing expenses	1,367	1,511	4,231	4,493
Product development and engineering expenses (1)	824	1,011	2,601	3,238
General and administrative expenses	1,378	2,139	3,987	6,518

Total stock-based compensation expense	$4,148	$5,254	$12,627	$16,118

(1)	Includes stock-based compensation expense of $309,000 for the nine months ended October 31, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

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

The Company used the following valuation assumptions to estimate the fair value of options granted during the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Risk-free interest rate	2.25% - 2.27%	4.11% - 4.12%	1.95% - 3.51%	4.11% - 5.08%
Expected life (in years)	3.8 - 3.9	3.8 - 3.9	3.8 - 5.4	3.8 - 5.3
Expected volatility	42.9% - 43.2%	43.7% - 43.9%	42.9% - 53.3%	36.3% - 47.7%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2008 was $3.34 and $3.01, respectively, and the weighted average fair value of stock option awards granted during the three and nine months ended October 31, 2007 was $4.17 and $3.76, respectively.

The Company used the following weighted average valuation assumptions to estimate the fair value of stock purchase rights granted during the nine months ended October 31, 2008 and 2007:

	Nine Months Ended October 31,
	2008	2007
Risk-free interest rate	2.42%	5.02%
Expected life (in years)	0.5	0.3
Expected volatility	46.3%	27.7%
Dividend yield	0%	0%

The weighted average fair value of common stock purchase rights granted under the ESPP during the nine months ended October 31, 2008 and 2007 was $3.06 and $2.28, respectively. No common stock purchase rights were granted under the ESPP during the three months ended October 31, 2008 or 2007.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the nine months ended October 31, 2008 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at January 31, 2008	15,340	$11.02
Granted	1,170	7.87
Exercised	(989)	7.52
Cancelled	(730)	12.66

Outstanding at October 31, 2008	14,791	$10.93

As of October 31, 2008, there was approximately $14.1 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for the nine months ended October 31, 2008 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2008	592	$10.14
Granted	1,124	7.34
Vested	(136)	10.17
Cancelled	(68)	8.62

Outstanding at October 31, 2008	1,512	$8.12

During the nine months ended October 31, 2008, the Company issued approximately 136,000 shares related to restricted stock units that vested during the period. At the election of employees, a majority of these vested restricted stock units were settled on a net share basis. As a result, the Company repurchased 44,723 shares of common stock from employees for a total cost of $361,000 in order to meet employee minimum statutory withholding obligations for applicable income and other employment taxes. These repurchases were recorded as treasury stock on the condensed consolidated balance sheet and are included within financing activities on the condensed consolidated statement of cash flows.

As of October 31, 2008, there was approximately $7.9 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 3.1 years.

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

The following table presents summarized information by segment (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues by segment, net:
VxWorks	$65,495	$60,157	$199,080	$180,837
Linux	13,346	7,814	31,466	19,848
Non-Core Products and Design Services	6,142	6,645	21,093	24,168
All other	6,593	7,027	19,717	19,468

Total revenues, net	$91,576	$81,643	$271,356	$244,321

Segment income (loss) from operations:
VxWorks	$25,314	$16,316	$77,194	$51,399
Linux	(4,647)	(1,011)	(15,295)	(4,703)
Non-Core Products and Design Services	3,146	2,642	7,846	8,497
All other	(2,508)	(2,162)	(7,773)	(6,855)
Corporate unallocated expenses:
Stock-based compensation	(2,770)	(3,115)	(8,640)	(9,600)
Amortization of purchased and other intangibles	(710)	(836)	(1,984)	(2,313)
Corporate marketing	(3,462)	(3,744)	(10,372)	(11,446)
General and administrative (including stock-based compensation)	(8,099)	(9,050)	(25,304)	(28,612)
Restructuring and other charges	63	(642)	(2,854)	(642)

Income (loss) from operations	$6,327	$(1,602)	$12,818	$(4,275)

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

Revenue information by region is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
North America	$51,890	$43,281	$138,832	$135,254
EMEA	20,489	20,282	69,698	54,884
Japan	10,959	9,461	34,696	30,909
Asia Pacific	8,238	8,619	28,130	23,274

Total	$91,576	$81,643	$271,356	$244,321

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Perpetual and term license revenues	$21,329	$9,266	$48,856	$28,257
Production license revenues	16,111	20,469	56,358	61,667
Subscription revenues	31,823	30,886	97,400	89,939
Maintenance revenues	8,974	8,032	25,075	24,840
Other service revenues	13,339	12,990	43,667	39,618

Total	$91,576	$81,643	$271,356	$244,321

No single customer accounted for more than 10% of Wind River’s total revenues during the three and nine months ended October 31, 2008 or 2007.

Note 12: Legal Proceedings

As summarized more fully below, from time to time, the Company may be subject to a variety of claims or lawsuits or be involved in a variety of investigations or proceedings, including claims relating to alleged infringement of patents or other intellectual property rights, contractual disputes, employee claims and other claims that arise in the ordinary course of its business. Wind River believes that the outcome of its outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and therefore it is at least reasonably possible that an adverse outcome could have a material impact on the Company’s consolidated results of operations and cash flows.

RED.Com, Inc. Litigation

See Note 13, “Subsequent Event,” below for further information.

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

On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of a settlement. The settlement involved certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses. On August 1, 2008, the Court entered an order approving the settlement, awarding $750,000 to plaintiffs’ counsel for their attorneys’ fees and expenses and dismissing the litigation with prejudice. There were no objections to the settlement and the deadline for any appeal of the settlement has expired. The Company accrued the $750,000 fee award during fiscal year 2008 and the award was paid during the third quarter of fiscal year 2009.

Note 13: Subsequent Event

On November 14, 2008, RED.Com, Inc. (doing business as RED Digital Camera) (“RED”) filed a complaint against the Company in the Superior Court of the State of California, Santa Clara County. The complaint asserts causes of action against the Company for fraud in the inducement, breach of contract and negligent representation in connection with a services agreement entered into between the Company and RED in January 2006, pursuant to which the Company performed certain design services related to RED’s RED ONE digital cinema camera. RED’s complaint seeks compensatory damages in an amount to be proven at trial, as well as punitive damages and attorneys’ fees and costs. The Company believes that RED’s complaint is without merit and intends to defend itself vigorously.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our open-source-based Linux business, the mix of licensing models adopted by our customers, our ability to increase our services backlog, our cost of product, subscription and services, savings related to our reorganization plan, our financing plans and capital requirements, our investments, impairment losses on investments, intangible assets and goodwill, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements, the likelihood of realization of deferred taxes, the potential effect of litigation against us, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the success of our implementation of new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, our ability to grow our open-source-based Linux business, the ability of our customers to sell products that include our software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of our strategic relationships, the costs of litigation against us, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

These forward-looking statements speak only as of the date this Quarterly Report on Form 10-Q was filed and of information actually known by us at that time. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Quarterly Report on Form 10-Q or to reflect the occurrence or effect of anticipated events, except as required by law.

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

Recent Operating Results

Our total revenues were $91.6 million and $81.6 million during the three months ended October 31, 2008 and 2007, respectively, and $271.4 million and $244.3 million during the nine months ended October 31, 2008 and 2007, respectively. The increase in revenues was due primarily to growth in perpetual and multi-year term license revenues, subscription revenues and other service revenues. For the three months ended October 31, 2008 and 2007, we had a net income of $5.9 million or $0.08 per diluted share and a net loss of $98,000 or $0.00 per diluted share, respectively. For the nine months ended October 31, 2008 and 2007, we had net income of $15.2 million or $0.19 per diluted share and a net loss of $336,000 or $0.00 per diluted share, respectively.

Our total deferred revenues decreased to $125.8 million at October 31, 2008 from $134.5 million at January 31, 2008. The decrease was due to the ratable recognition of subscription contracts, lower sales of new subscription contracts resulting primarily from customer purchases under our term license model, and due to negative foreign exchange impacts. The decline was partially offset by increased multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term licenses transactions invoiced during the first nine months of fiscal 2009.

We generated cash flows from operations of $44.6 million and $23.4 million during the nine months ended October 31, 2008 and 2007, respectively. The increase of $21.3 million was due primarily to the growth in earnings and strong cash collections.

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with customers and partners, and to drive and measure returns on our investments. As a result of this reorganization, engineering, product management, and test personnel were allocated among the four product divisions, while sales, marketing, and other operational and support staff remain organized along functional lines. In addition, we record revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this change in structure, we have commenced reporting our results of operations for each of the following reportable segments:

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

At the beginning of fiscal 2009, we began offering our customers the option to purchase our solutions under a multiple-year term license model with separately priced maintenance. Under this model, customers are able to enter into renewable, limited-term licenses with us, which provide them with development rights to use our products for a limited term rather than on a perpetual basis. These customers can also purchase support and maintenance for a separate fee on an annual, renewable basis, and may also obtain the right to receive upgrades in addition to updates. Under this model, we will also charge our customers a production license fee for every copy of our proprietary software included by our customer in each final, manufactured device. The term license model provides customers with another method to access our technology that meets their budgetary and cash flow requirements. Term license revenues were approximately 13% and 6% of total revenues, respectively, in the three and nine months ended October 31, 2008.

Under applicable accounting rules, for a multiple-year term license, the majority of license revenue is required to be recognized in the quarter in which the products are delivered and a smaller amount relating to the fair value of maintenance to be deferred and recognized subsequently over the maintenance period. By contrast, under the subscription-based enterprise license model that has been offered to customers since November 2002, revenue is recognized ratably over the subscription period. Therefore, a multiple-year term license will result in higher current-quarter revenue than an equal-size order for a subscription-based enterprise license, but will result in decreased deferred revenue compared to the subscription-based enterprise license. We anticipate that a number of customers will transition from enterprise licensing to multiple-year term licensing in the current year and this may impact the timing of our reported revenues. The mix of multiple-year term licensing orders and enterprise licensing orders in any given quarter can vary and may consequently have an impact on that quarter’s reported revenues.

Recent Development

On October 15, 2008, we completed the acquisition of approximately 99% of the outstanding shares of MIZI Research, Inc. (MIZI), a privately held company based in Korea. MIZI is an independent software company that specializes in the development of embedded Linux-based mobile application platforms. This acquisition will enable us to gain access to mobile expertise that can be leveraged across our various mobile alliances as well as accelerate our mobile services presence in Asia Pacific. The total acquisition consideration was approximately $16.6 million, comprised of approximately $15.8 million in cash consideration, plus acquisition related costs. In addition, in connection with the acquisition, we agreed to pay potential retention and performance bonuses of up to an aggregate of $1.75 million, which will be payable and recognized as compensation expense if certain specified future service and performance criteria are met. We accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, “Business Combinations”, (“SFAS 141”), the total consideration was allocated to the intangible assets acquired and tangible assets and liabilities assumed, based on their estimated fair values. See Note 2, “Acquisitions, Goodwill and Intangible Assets” in the notes to the accompanying condensed consolidated financial statements for additional information regarding this acquisition.

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

Results of Operations for the Three and Nine Months Ended October 31, 2008 and 2007

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual and term licensing models and from sales of our hardware products. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, operating systems, various protocols and interfaces and maintenance and support services such as installation and training, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Product revenues	$37,440	$29,735	41%	36%	$105,214	$89,924	39%	37%
Subscription revenues	31,823	30,886	35	38	97,400	89,939	36	37
Service revenues	22,313	21,022	24	26	68,742	64,458	25	26

Total revenues, net	$91,576	$81,643	100%	100%	$271,356	$244,321	100%	100%

Total revenues increased $9.9 million or 12% and $27.0 million or 11% in the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases were due primarily to an increased volume of product revenues, related to increased levels of business and customer purchases under our term license model. Term license revenues were approximately 13% and 6% of total revenues, respectively, in the three and nine months ended October 31, 2008.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware product revenues, term license revenues and production license revenues from both perpetual and subscription licensing. The table below sets forth information for such components:

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Perpetual and term license revenues	$21,329	$9,266	23%	11%	$48,856	$28,257	18%	12%
Production license revenues	16,111	20,469	18	25	56,358	61,667	21	25

Total product revenues, net	$37,440	$29,735	41%	36%	$105,214	$89,924	39%	37%

Perpetual and term license revenues increased $12.1 million or 130% and $20.6 million or 73% in the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. The increase during the three and nine months ended October 31, 2008 was primarily related to a higher volume of revenues recognized under our term license model. In addition, the increase during the nine months ended October 31, 2008 was due to a large perpetual license deal recognized during the first quarter of fiscal 2009. We expect perpetual and hardware revenues to remain relatively flat over the remainder of fiscal year 2009. Term license revenues can fluctuate from quarter to quarter depending on the rate of customer adoption of our multi-year term license model.

Production license revenues decreased $4.4 million or 21% in the three months ended October 31, 2008 and decreased $5.3 million or 9% in the nine months ended October 31, 2008, as compared to the same periods of the prior year. The decrease was primarily related to a lower volume of production license block purchases in the third quarter of fiscal 2009, as compared to the same period of the prior year. The variability and timing of revenues derived from our license compliance programs also has an impact on production license revenues. We expect production license revenues to remain relatively flat over the remainder of fiscal year 2009, as compared to the same period of the prior fiscal year.

Subscription Revenues. Subscription revenues increased $937,000 or 3% and $7.5 million or 8% in the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to the ratable recognition of subscription revenues related to higher volumes of subscription business with our customers in prior periods. We expect that subscription revenues in the fourth quarter of fiscal year 2009 will decrease slightly compared to the same period of the prior fiscal year, as the adoption of our multi-year term license model continues to gain momentum.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Maintenance revenues	$8,974	$8,032	10%	10%	$25,075	$24,840	9%	10%
Other service revenues	13,339	12,990	14	16	43,667	39,618	16	16

Total service revenues, net	$22,313	$21,022	24%	26%	$68,742	$64,458	25%	26%

Maintenance revenues increased $942,000 or 12% and $235,000 or 1% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases during the three and nine months ended October 31, 2008 were primarily related to a higher volume of revenues recognized under our multi-year term license model. We expect maintenance revenues will increase during the remainder of fiscal year 2009.

Other service revenues, which consist of professional services and training, increased $349,000 or 3% and $4.0 million or 10% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases were primarily attributable to the recognition of revenue related to a number of fixed price contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year. In addition, these increases resulted from higher levels of business with certain large customers, particularly in the aerospace and defense, consumer and semiconductor sectors. During the three months ended October 31, 2008 and 2007, we generated $6.5 million and $3.7 million, respectively, in revenue from fixed-price services contracts and $21.4 million and $9.3 million during the nine months ended October 31, 2008 and 2007, respectively. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect other service revenues to increase over the remainder of fiscal year 2009.

Our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased by $10.4 million or 56% from $18.7 million at January 31, 2008 to $29.1 million at October 31, 2008. The change reflects the impact of one large contract that was signed during the second quarter of fiscal 2009 and an increase in the overall volume of professional service consulting business with our customers. We expect that most of our services backlog will be billed and delivered within the next 12 months, but service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our services backlog, which is not reflected on our balance sheet, is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. We expect services backlog to increase over the remainder of fiscal year 2009.

Revenues by Segment

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
VxWorks	$65,495	$60,157	72%	74%	$199,080	$180,837	73%	74%
Linux	13,346	7,814	15	10	31,466	19,848	12	8
Non-Core Products and Design Services	6,142	6,645	6	8	21,093	24,168	8	10
All other	6,593	7,027	7	8	19,717	19,468	7	8

Total revenues, net	$91,576	$81,643	100%	100%	$271,356	$244,321	100%	100%

Our VxWorks segment comprises our proprietary VxWorks real-time operating system and related products and services. VxWorks revenues increased $5.3 million or 9% and $18.2 million or 10% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases were attributable to growing demand for our VxWorks platforms licensed under our term license model, and for the nine months ended October 31, 2008, the increase also resulted from a large perpetual license transaction that was recognized in revenues during the first quarter of fiscal 2009.

Our Linux segment comprises our open-source-based, commercial-grade Linux operating systems and related products and services. Linux revenues increased $5.5 million or 71% and $11.6 million or 59% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. These increases were attributable to growing demand for our Linux platforms and services primarily in our networking, automotive and digital consumer markets.

Our Non-Core Products and Design Services segment consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services. Non-Core Products and Design Services revenues decreased $503,000 or 8% and $3.1 million or 13% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year due to lower levels of business. In addition, the decrease for the nine months ended October 31, 2008 was related to a large perpetual and production license contract that was recognized during the second quarter of fiscal 2008.

Our all other segment includes our proprietary development tools, common technologies, device management products and related services. All other segment revenues decreased $434,000 or 6% and increased $249,000 or 1% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year.

Revenues by Geography

	Three Months Ended October 31,		Percentage of Total Revenues, net		Nine Months Ended October 31,		Percentage of Total Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
North America	$51,890	$43,281	57%	53%	$138,832	$135,254	51%	55%
EMEA	20,489	20,282	22	25	69,698	54,884	26	22
Japan	10,959	9,461	12	12	34,696	30,909	13	13
Asia Pacific	8,238	8,619	9	10	28,130	23,274	10	10

Total revenues, net	$91,576	$81,643	100%	100%	$271,356	$244,321	100%	100%

Revenues from international sales increased 3% to $39.7 million during the three months ended October 31, 2008 from $38.4 million in the three months ended October 31, 2007 and increased 22% to $132.5 million during the nine months ended October 31, 2008 from $109.1 million in the nine months ended October 31, 2007. The increase for the three months ended October 31, 2008 was due to a 16% increase in revenues from Japan and a 1% increase in revenues from EMEA, offset in part by a 4% decrease in revenues from Asia Pacific. The increase for the nine months ended October 31, 2008 was due to a 27% increase in revenues from EMEA, a 21% increase in revenues from Asia Pacific and a 12% increase in revenues from Japan. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software and services, including products purchased under the term license model, both domestically and internationally. International revenues accounted for 43% and 47% of total revenues during the three months ended October 31, 2008 and 2007, respectively, and 49% and 45% of total revenues during the nine months ended October 31, 2008 and 2007, respectively. The increase in the percentage of revenues associated with North America in the three months ended October 31, 2008 compared to the same period in the prior year was due primarily to a higher percentage of term license revenues in North America. The decrease in the percentage of revenues associated with North America in the nine months ended October 31, 2008 compared to the same period in the prior year was due primarily to lower levels of compliance activity and other production license revenues in the current year in North America. Our international sales are primarily denominated in United States Dollars, Euros, British Pounds and Japanese Yen. We expect international sales to continue to represent a significant portion of our revenues, although the actual percentage may fluctuate from period to period.

The change in average exchange rates between the dollar and other currencies between the three and nine month periods ended October 31, 2008 and the three and nine month periods ended October 31, 2007 impacted our international revenues and international operating expenses. These changes accounted for $754,000 and $5.5 million of the increase in international revenues, and $177,000 and $5.0 million of the increase in international operating expenses, respectively, in the three and nine month periods in fiscal 2009 as compared to the comparable periods in fiscal 2008.

Deferred Revenues

Our deferred revenues consist of the following:

	October 31, 2008	January 31, 2008	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$65,263	$83,252	$(17,989)	(22)%
Maintenance and other	41,872	36,634	5,238	14

Total current deferred revenues	107,135	119,886	(12,751)	(11)
Long-term deferred revenues:
Subscription	8,144	13,237	(5,093)	(38)
Maintenance and other	10,542	1,410	9,132	648

Total long-term deferred revenues	18,686	14,647	4,039	28

Total deferred revenues	$125,821	$134,533	$(8,712)	(6)%

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

Our total deferred revenues decreased to $125.8 million at October 31, 2008 from $134.5 million at January 31, 2008. The decrease was due to the ratable recognition of subscription contracts and lower sales of new subscription contracts, resulting primarily from a higher mix of customer purchases under our term license model during the first nine months of fiscal 2009. The decline was partially offset by increased multi-year maintenance revenues related to a large perpetual contract and, to a lesser extent, due to maintenance revenues related to other term license transactions invoiced during the first nine months of fiscal 2009.

Cost of Revenues

	Three Months Ended October 31,		Percentage of Associated Revenues, net		Nine Months Ended October 31,		Percentage of Associated Revenues, net
	2008	2007	2008	2007	2008	2007	2008	2007
	(In thousands, except percentages)
Product	$756	$586	2%	2%	$2,138	$1,778	2%	2%
Subscription	3,476	4,288	11	14	11,782	13,046	12	15
Service	16,033	14,403	72%	69%	48,842	42,754	71%	66%
Amortization of purchased intangibles	513	691			1,572	1,896

Total cost of revenues	$20,778	$19,968			$64,334	$59,474

Gross profit	$70,798	$61,675			$207,022	$184,847
Gross profit percentage	77%	76%			76%	76%

Cost of Product. Product-related costs consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, royalty payments to third parties for the use of their software, and shipping costs. Cost of product increased slightly in absolute dollars, but remained relatively flat as a percentage of associated revenues, during the three and nine months ended October 31, 2008, respectively, as compared to the same periods of the prior year. The increase in absolute dollars is primarily attributable to the overall increase in product revenues during the periods. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services. Cost of subscription decreased in absolute dollars and as a percentage of associated revenues during the three and nine months ended October 31, 2008, as compared to the same periods in the prior year. The decreases were related primarily to decreased service costs associated with subscription revenue contracts.

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

Cost of Services. Service-related cost of revenues consist primarily of personnel related costs such as salaries, benefits, and stock-based compensation, associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals. Cost of services increased by $1.6 million or 11% and $6.1 million or 14% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. These increases were primarily related to increased compensation costs of $2.3 million and $9.2 million during the three and nine months ended October 31, 2008, respectively, attributable to increased headcount, employee compensation and the timing of recognition of employee costs associated with certain service revenue contracts. In addition, increased facilities and information technology costs of $252,000 and $479,000 during the three and nine months ended October 31, 2008, respectively, also contributed to the overall increase. These increases were partially offset by a decline in costs for outsourced consulting of $1.1 million and $4.0 million during the three and nine months ended October 31, 2008, respectively, related to lower utilization of third-party consultants. We expect cost of services to continue to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology and assembled workforce associated with acquisitions. The decrease during the three and nine months ended October 31, 2008 as compared to the same periods in the prior year was primarily attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal 2008. This decrease was partially offset by increased amortization related to the MIZI and Comsys acquisitions, which were completed during the third quarter of fiscal 2009 and 2008, respectively.

We expect amortization of purchased intangibles to increase over the remainder of fiscal year 2009 due to the MIZI acquisition completed on October 15, 2008.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on headcount data. Information technology allocated costs include salaries, employee-related costs, outside consulting costs for projects, communication costs, hardware and software maintenance contracts costs and depreciation expense for fixed assets. Facilities allocated costs include rent for the corporate offices as well as shared function offices, property taxes, depreciation expenses for office furniture and other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

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

	Three Months Ended October 31,		Percent Change	Nine Months Ended October 31,		Percent Change
	2008	2007		2008	2007
	(In thousands, except percentages)
Selling and marketing	$34,222	$32,852	4%	$102,486	$98,163	4%
As a percentage of net revenues	37%	40%		38%	40%

Total selling and marketing expenses increased by $1.4 million and $4.3 million during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increase during the three and nine months ended October 31, 2008 primarily reflects higher employee-related costs of $2.1 million and $4.3 million, respectively, related to increased employee compensation including commissions. The increase during the nine months ended October 31, 2008 was also attributable to higher outside consulting fees of $402,000 resulting from a higher utilization of third-party consultants in the selling and marketing organization. The increases during the three and nine months ended October 31, 2008 were partially offset by decreased costs associated with marketing programs of $316,000 and $537,000, respectively. We expect selling and marketing expenses to increase slightly in absolute dollars over the remainder of fiscal year 2009.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2008	2007	Change	2008	2007	Change
	(In thousands, except percentages)
Product development and engineering	$22,016	$20,588	7%	$63,148	$61,288	3%
As a percentage of net revenues	24%	25%		23%	25%

Total product development and engineering expenses increased by $1.4 million and $1.9 million during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and nine months ended October 31, 2008 primarily reflects higher employee-related costs of $2.0 million and $4.9 million, respectively, associated with increased headcount and higher employee compensation. The increases during the three and nine months ended October 31, 2008 were partially offset by decreased outside consulting fees of $631,000 and $3.3 million, respectively, related to the transfer of third-party design services to our development center in China.

We expect product development and engineering expenses to increase in absolute dollars over the remainder of fiscal year 2009 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2008	2007	Change	2008	2007	Change
	(In thousands, except percentages)
General and administrative	$8,099	$9,050	(11)%	$25,304	$28,612	(12)%
As a percentage of net revenues	9%	11%		9%	12%

Total general and administrative expenses decreased by $951,000 and $3.3 million during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The decrease during the three and nine months ended October 31, 2008 was due to decreased stock-based compensation expense of $762,000 and $2.5 million, respectively, and lower legal, accounting and consulting fees of $226,000 and $1.5 million, respectively. In addition, lower facilities and information technology costs of $162,000 and $903,000, respectively, also contributed to the decrease. These decreases during the three and nine months ended October 31, 2008 were partially offset by increased employee-related costs of $295,000 and $2.1 million, respectively, associated with increased headcount and higher employee compensation.

We expect general and administrative expenses to increase in absolute dollars over the remainder of fiscal year 2009.

Amortization of Other Intangibles

Amortization of other intangibles represents the amortization of acquisition-related intangible assets. The increase during the three months ended October 31, 2008, as compared to the same period in the prior year, is related to the MIZI acquisition. The slight decrease during the nine months ended October 31, 2008, as compared to the same periods in the prior year, was attributable to lower amortization associated with intangibles acquired as part of the RTLinux acquisition, which were significantly impaired during the fourth quarter of fiscal 2008.

We expect amortization of other intangibles to increase for the remainder of fiscal 2009 due to the MIZI acquisition completed on October 15, 2008.

Restructuring Charges

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 82 positions, primarily in North America. As a result, we recognized restructuring charges of $2.7 million during the nine months ended October 31, 2008 related to severance, medical and outplacement benefits for terminated employees. We anticipate cost savings of approximately $7.5 million to $8.5 million in fiscal 2009 associated with our reorganization plan. In addition, as of October 31, 2008, we recognized restructuring charges of $115,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom and $46,000 related to other costs associated with the reorganization.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual during the nine months ended October 31, 2008 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2008	$327	$508	$—	$835
Restructuring charges, net	2,693	115	46	2,854
Cash payments	(2,988)	(203)	(44)	(3,235)
Foreign exchange effects	(5)	(70)	—	(75)

Restructuring liabilities as of October 31, 2008	$27	$350	$2	$379

The remaining restructuring liability as of October 31, 2008 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to a lease obligation on the partially vacated facility in the United Kingdom. We expect to pay the remaining severance benefits during fiscal year 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Operating Income (Loss) by Segment

	Three Months Ended October 31,		Percent	Nine Months Ended October 31,		Percent
	2008	2007	Change	2008	2007	Change
	(In thousands, except percentages)
VxWorks	$25,314	$16,316	55%	$77,194	$51,399	50%
Linux	(4,647)	(1,011)	360	(15,295)	(4,703)	225
Non-Core Products and Design Services	3,146	2,642	19	7,846	8,497	(8)
All other	(2,508)	(2,162)	16	(7,773)	(6,855)	13
Corporate unallocated expenses:
Stock-based compensation	(2,770)	(3,115)	(11)	(8,640)	(9,600)	(10)
Amortization of purchased and other intangibles	(710)	(836)	(15)	(1,984)	(2,313)	(14)
Corporate marketing	(3,462)	(3,744)	(8)	(10,372)	(11,446)	(9)
General and administrative (including stock-based compensation)	(8,099)	(9,050)	(11)	(25,304)	(28,612)	(12)
Restructuring and other charges	63	(642)	(110)	(2,854)	(642)	345

Income (loss) from operations	$6,327	$(1,602)	(495)%	$12,818	$(4,275)	(400)%

Operating income for the VxWorks segment increased $9.0 million and $25.8 million during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and nine months ended October 31, 2008 resulted from an increase in revenues of $5.3 million and $18.2 million, respectively, and a decline in expenses of $3.7 million and $7.6 million, respectively, related to lower cost of revenues resulting from a lower mix of service revenues. The increased revenues in fiscal 2009 were attributable to growing demand for our VxWorks platforms licensed under our term license model and a large perpetual license transaction that was recognized in revenues during the first quarter of fiscal 2009.

Operating loss for the Linux segment increased by $3.6 million and $10.6 million during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increases during the three and nine months ended October 31, 2008 reflect an increase in expenses of $9.2 million and $22.2 million, respectively, resulting from increased cost of revenues associated with a higher mix of service revenues and a rise in engineering expenses due to our continued investment in the Linux business. The increases in expenses were partially offset by increased revenues of $5.5 million and $11.6 million, respectively, during the three and nine months ended October 31, 2008.

Operating income for the Non-Core Products and Design Services segment increased by $504,000 but decreased by $651,000 during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increase during the three months ended October 31, 2008 resulted from a decline in expenses of $1.0 million partially offset by a decline in revenues of $503,000. The decrease during the nine months ended October 31, 2008 reflects a decline in revenues of $3.1 million, primarily related to a large perpetual and production license contract that was recognized during the second quarter of fiscal 2008. The decrease in revenues was partially offset by a decline in expenses of $2.4 million, related to lower cost of revenues and lower selling expense during the nine months ended October 31, 2008.

Operating loss for all other segments increased by $346,000 and $918,000 during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The increase during the three months ended October 31, 2008 reflects a decline in revenues of $434,000, partially offset by a slight decline in expenses. The increase during the nine months ended October 31, 2008 reflects an increase in expenses of $1.2 million, resulting from a rise in cost of sales, which was partially offset by a decline in operating expenses. The increase in expenses was partially offset by increased revenues of 249,000 during the nine months ended October 31, 2008.

Stock-based Compensation

We recorded stock-based compensation expense as follows for the three and nine months ended October 31, 2008 and 2007 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Cost of revenues	$579	$593	$1,808	$1,869
Selling and marketing expenses	1,367	1,511	4,231	4,493
Product development and engineering expenses	824	1,011	2,601	3,238
General and administrative expenses	1,378	2,139	3,987	6,518

Total stock-based compensation expense	$4,148	$5,254	$12,627	$16,118

The decrease in stock-based compensation during the three and nine months ended October 31, 2008, as compared to the same periods in the prior year, is related primarily to equity grants that were fully amortized during fiscal 2008. In addition, we recognized stock-based compensation expense of $309,000 during the nine months ended October 31, 2007 related to restricted stock issued in connection with the Interpeak acquisition.

As of October 31, 2008, there was approximately $22.3 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Other Income, net

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(In thousands)
Interest income	$1,859	$2,615	$6,038	$7,128
Interest expense	(99)	(131)	(320)	(335)
Other expense, net	(935)	(53)	(667)	(454)

Total other income, net	$825	$2,431	$5,051	$6,339

Interest Income. Interest income decreased by $756,000 or 29% and $1.1 million or 15% during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. These decreases were due primarily to lower yields on lower cash, cash equivalent and investment balances. The average yield for the three months ended October 31, 2008 was 4.55% compared to 5.02% for the three months ended October 31, 2007 and 4.40% for the nine months ended October 31, 2008 compared to 4.95% for the nine months ended October 31, 2007. Cash, cash equivalents and investments totaled $161.2 million and $223.0 million as of October 31, 2008 and 2007, respectively.

Interest Expense. Interest expense decreased slightly during the three and nine months ended October 31, 2008 as compared to the same periods in the prior year, related primarily to bank fees and other miscellaneous interest charges.

Other Expense, Net. Other expense, net increased by $882,000 and $213,000 during the three and nine months ended October 31, 2008, respectively, as compared to the same periods in the prior year. The changes were related primarily to net foreign currency losses, an impairment of other assets and other-than-temporary impairments of investments as explained below.

During the nine months ended October 31, 2008, we determined that three asset-backed securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $150,000 and $531,000 related to these securities during the three and nine months ended October 31, 2008, respectively. In addition, during the three months ended October 31, 2008, we recorded other-than-temporary impairment losses of $273,000 related to our investment in the Reserve Primary Money Market Fund and the Reserve International Fund (the Reserve Funds) because the Reserve Funds held securities issued by Lehman Brothers, which filed for bankruptcy protection on September 15, 2008. The total recorded other-than-temporary impairment losses were $423,000 and $804,000 during the three and nine months ended October 31, 2008, respectively.

Provision for Income Taxes

We had a provision for income taxes of $1.2 million and $927,000 for the three months ended October 31, 2008 and 2007, respectively, and a provision for income taxes of $2.7 million and $2.4 million for the nine months ended October 31, 2008 and 2007. The provision for income taxes is based on estimates of our expected benefit or liability for domestic and foreign income taxes, and is calculated by applying our estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items. Our provision for income taxes increased by $309,000 for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 and increased by 296,000 for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 due primarily to the increase in year-to-date pretax income and the impact of changes in jurisdictional forecasts for the business.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the primary exception of the U.S. tax jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $5.9 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of October 31, 2008.

Should we determine that it is more likely than not that our U.S deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While we have experienced an increase in profitability during the nine months ended October 31, 2008 compared to the same period in the prior year, the significant uncertainty in the current economic climate makes it is difficult to objectively verify the impact on the Company’s future profitability. Accordingly, considering this and other evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized at this time. We will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on our future profitability, it is reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Liquidity and Capital Resources

As of October 31, 2008, we had working capital of approximately $7.3 million, and cash, cash equivalents and investments of approximately $161.2 million, which included $64.1 million of cash and cash equivalents, $16.7 million of short-term investments and $80.4 million of investments with maturities greater than one year. We invest primarily in highly liquid, investment-grade instruments.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Nine Months Ended October 31,
	2008	2007
Net cash provided by operating activities	$44,626	$23,352
Net cash provided by (used in) investing activities	$21,176	$(31,722)
Net cash provided by (used in) financing activities	$(97,092)	$10,264

Net cash provided by operating activities primarily consists of the net income (loss) for the periods under consideration, adjusted to reflect non-cash charges such as stock-based compensation, depreciation and amortization expenses and changes in assets and liabilities. During the nine months ended October 31, 2008, our operating activities provided net cash of $44.6 million compared to $23.4 million in the nine months ended October 31, 2007.

Net cash provided by operating activities for the nine months ended October 31, 2008, consisted of cash provided by operations of $38.9 million and an increase in cash of $5.7 million arising from changes in assets and liabilities, primarily related to a decrease in accounts receivable of $11.2 million offset by a decrease in deferred revenues of $5.5 million. The decrease in accounts receivable was primarily due to strong cash collections during the first half of fiscal 2009, in particular, cash received in connection with a large perpetual contract. The decline in deferred revenue is related to lower sales of subscription contracts in fiscal 2009.

Net cash provided by operating activities for the nine months ended October 31, 2007, consisted of cash provided by operations of $27.2 million and a decrease in cash of $3.8 million arising from changes in assets and liabilities, primarily related to a decrease in deferred revenues of $15.5 million, and partially offset by a decrease in accounts receivable of $4.2 million and an increase in accrued liabilities of $4.5 million. The decrease in accounts receivable was primarily due to strong cash collections earlier in the fiscal year. The decrease in deferred revenues was due primarily to slower growth in our subscription business over the second and third quarters of fiscal 2008, an increase in our services business which is not immediately recognized as deferred revenues and the revenue recognition of various large contracts, which had been previously deferred as the revenue recognition criteria had not been met until the current fiscal year.

During the nine months ended October 31, 2008, cash from operations included net income of $15.2 million and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $12.6 million and $8.9 million, respectively. During the nine months ended October 31, 2007, cash from operations included a net loss of $336,000 offset primarily by stock-based compensation and depreciation and amortization of $16.1 million and $9.4 million, respectively. Our operating cash flows depend heavily on the level of our sales. To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities provided net cash of $21.2 million and used net cash of $31.7 million in the nine months ended October 31, 2008 and 2007, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. The acquisition of property and equipment totaled $6.1 million and $8.0 million for the nine months ended October 31, 2008 and 2007, respectively. During the nine months ended October 31, 2008, our maturities and sales of investments, net of purchases, were $42.6 million as compared to purchases, net of maturities and sale of investments, of $12.2 million during the nine months ended October 31, 2007. During the nine months ended October 31, 2008, we expended cash, net of cash acquired, of $15.3 million primarily related to our acquisition of MIZI business, and during the nine months ended October 31, 2007, we expended cash, net of cash acquired, of $11.5 million related to our acquisition of Comsys and the RTLinux business.

Our financing activities used net cash of $97.1 million and provided net cash of $10.3 million in the nine months ended October 31, 2008 and 2007, respectively. During the nine months ended October 31, 2008, and 2007, we received $9.4 million and $16.8 million, respectively, due to the issuance of common stock from employee stock option exercises and purchases under our employee stock purchase plan. During the nine months ended October 31, 2008, we repurchased approximately 13.0 million shares of our common stock for approximately $105.6 million, including repurchases from employees of 44,723 shares for $361,000 to satisfy employee withholding taxes upon the vesting of restricted stock units. During the nine months ended October 31, 2007, we repurchased approximately 652,000 shares of our common stock for approximately $6.5 million.

Our Board of Directors (the “Board”) has approved common stock repurchase programs authorizing us to repurchase shares of our common stock in the open market or through negotiated transactions. We may repurchase shares from time to time at our discretion in accordance with applicable securities laws. Repurchased shares are funded from available working capital or through the liquidation of long-term investments and are recorded as treasury stock on a last-in, first-out basis.

In fiscal 2003 and 2008, the Board approved stock repurchase programs that authorized us to acquire up to $30.0 million and $50.0 million, respectively, of our outstanding common stock. We completed these repurchase programs during the first quarter of fiscal 2008 and the first quarter of fiscal 2009, respectively. During each of the first and second quarters of fiscal 2009, the Board approved additional stock repurchase programs that authorized us to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of October 31, 2008, approximately $45.0 million remained available for repurchases under our stock repurchase programs.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries was $36.3 million as of October 31, 2008, and the remaining $124.9 million was held in the United States. We believe that our cash and cash equivalents and investments allow us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, provision of working capital, and the repurchase of shares.

In light of the difficult conditions in global financial markets over the last several months, we have been more proactively managing our cash equivalents and fixed income portfolio. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. Our fixed income investments and publicly traded securities, apart from our investments in the Reserve Funds, are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. In addition, we also compare these prices to prices provided by two other pricing vendors on a sample basis, when available, to ensure that the ultimate prices used to establish fair value are reasonable. See Note 3: Financial Instruments in the Notes to the Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest our excess operating cash in various marketable investments, including money market funds, U.S. government and agency debt securities, corporate debt securities and asset backed and other securities. Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. In addition, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or other factors in the current unstable credit environment.

We have an investment policy, which seeks to mitigate interest rate risks, which has been approved by our Board of Directors. We place our investments with high quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. Our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We limit default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer.

During the nine months ended October 31, 2008, we determined that three asset-backed securities within our investment portfolio were other-than-temporarily impaired due to deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $150,000 and $531,000 related to these securities during the three and nine months ended October 31, 2008, respectively. In addition, during the three months ended October 31, 2008, we recorded other-than-temporary impairment losses of $273,000 related to our investment in the Reserve Primary Money Market Fund and the Reserve International Fund as a result of the Lehman Brothers’ filing for Chapter 11 bankruptcy protection on September 15, 2008. The total recorded other-than-temporary impairment losses were $423,000 and $804,000 during the three and nine months ended October 31, 2008, respectively.

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

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars. Changes in foreign currency exchange rates generally result in translation gains and losses that are deferred within accumulated other comprehensive income (loss) on our consolidated balance sheet and are recognized in the statement of operations upon the liquidation of a foreign subsidiary. The change in average exchange rates between the dollar and other currencies between the three and nine month periods ended October 31, 2008 and the three and nine month periods ended October 31, 2007 impacted our international revenues and international operating expenses. These changes accounted for $754,000 and $5.5 million of the increase in international revenues, and $177,000 and $5.0 million of the increase in international operating expenses, respectively, in the three and nine month periods in fiscal 2009 as compared to the comparable periods in fiscal 2008.

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency transaction related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. The notional amounts and fair values of our outstanding derivative financial instruments were as follows at October 31, 2008 (in thousands):

	Notional Amount	Fair Value Loss
Forward Contracts:
Purchase	$52,613	$(1,991)
Sell	$27,448	$(866)

We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts.

As of October 31, 2008, cash and cash equivalents held outside the U.S., which are held primarily in currencies other than the U.S. dollar, totaled approximately $33.6 million.

Equity Price Risk

As of October 31, 2008, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2008. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the fiscal year ended January 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As summarized more fully below, from time to time, we may be subject to a variety of claims or lawsuits or be involved in a variety of investigations or proceedings, including claims relating to alleged infringement of patents or other intellectual property rights, contractual disputes, employee claims and other claims that arise in the ordinary course of our business. Wind River believes that the outcome of its outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

RED.Com, Inc. Litigation

On November 14, 2008, RED.Com, Inc. (doing business as RED Digital Camera) (“RED”) filed a complaint against the Company in the Superior Court of the State of California, Santa Clara County. The complaint asserts causes of action against the Company for fraud in the inducement, breach of contract and negligent representation in connection with a services agreement entered into between the Company and RED in January 2006, pursuant to which the Company performed certain design services related to RED’s RED ONE digital cinema camera. RED’s complaint seeks compensatory damages in an amount to be proven at trial, as well as punitive damages and attorneys’ fees and costs. The Company believes that RED’s complaint is without merit and intends to defend itself vigorously.

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

On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of a settlement. The settlement involved certain corporate governance changes and a payment of $750,000 by the Company to plaintiffs’ counsel for attorneys’ fees and expenses. On August 1, 2008, the Court entered an order approving the settlement, awarding $750,000 to plaintiffs’ counsel for their attorneys’ fees and expenses and dismissing the litigation with prejudice. There were no objections to the settlement and the deadline for any appeal of the settlement has expired. The Company accrued the $750,000 fee award during fiscal year 2008 and the award was paid during the third quarter of fiscal year 2009.

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

Our results of operations are dependent to a large extent upon the state of the global economy. General economic weakness or weaker economic conditions in the United States, Europe or the Asia-Pacific region could adversely impact our customers and our results of operations and financial condition. Challenging economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our revenues could decrease and reserves for doubtful accounts and write-offs of accounts receivable may increase.

We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be further impacted and our investments may experience other-than-temporary declines in fair value, requiring an additional impairment charge that could adversely impact our financial results. See Note 3, “Financial Instruments” to the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the impairment of our investment in the Reserve Funds.

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

As part of this reorganization plan, we eliminated approximately 82 positions during the first and second quarters of fiscal year 2009. We have incurred restructuring and other charges of $2.9 million in connection with this reorganization plan, related primarily to cash severance costs.

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

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and net income. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. Factors that may cause or contribute to fluctuations in our revenues and net income include:

•	acceptance by our customers of our current and new product offerings;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers, which historically have been higher in our fourth fiscal quarter;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to, business disruptions arising from or relating to internet service interruptions or computer viruses;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates;

•	the impact of changes to existing accounting pronouncements; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, restricted stock, stock appreciation rights or any other stock-based awards.

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

We develop and sell a substantial percentage of our products internationally. For the three and nine months ended October 31, 2008, revenues from international sales were $39.7 million, or 43% of total revenues, and $132.5 million, or 49% of total revenues, respectively, as compared to $38.4 million, or 47% of total revenues, and $109.1 million, or 45% of total revenues for the three and nine months ended October 31, 2007, respectively. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and Asia Pacific. In particular, we intend to increase significantly our engineering and professional services resources in China, Korea, Romania and Canada. Risks inherent in international operations include:

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

Patent, trademark or copyright infringement, trade secret misappropriation, product liability or professional liability claims against us may result in costly litigation, cause product shipment delays or require us to expend significant resources. In addition, patent or copyright claims may require us to enter into royalty or licensing arrangements.

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Growth of our open-source business increases this risk in part because many of the open-source software components that we may incorporate into or distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability or professional liability claims. For example, we are defendants in a suit filed by RED.Com, Inc. (“RED”) relating to certain design services that we provided to RED. For additional information regarding this lawsuit, see Part II, ITEM 1, Legal Proceedings.

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

Our success depends significantly upon the proprietary technology contained in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps that we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. The risks that we face may increase as we conduct more research and development activities in China, Korea, Romania, Israel and other foreign countries. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

The costs associated with acquisitions and investments could disrupt our business and harm our operating results.

We anticipate that, as part of our business strategy, we will continue to evaluate acquisition and investment opportunities in businesses, products and technologies that complement ours. For example, in October 2008, we completed the acquisition of 99% of the outstanding shares of MIZI Research, Inc., a Korean company. These investments and acquisitions can be expensive and often require us to dedicate significant time and resources to the process. We have incurred significant costs in connection with acquisition transactions in prior fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; diverting management’s attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. If we cannot successfully manage the integration of businesses we may acquire or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

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

Our operations and the operations of our vendors and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. For example, a substantial portion of our facilities, including our corporate headquarters, is located near major earthquake faults. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and loss of life. We do not carry earthquake insurance and we have not set aside funds or reserves to cover such potential earthquake-related losses. In the event that a material business interruption occurs that affects us or our vendors or customers, shipments could be delayed and our business and financial results could be harmed.

Our common stock price is subject to volatility.

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended October 31, 2008, our stock had an intra-day high sales price of $12.99 and an intra-day low sales price of $7.01. During fiscal year 2008, our stock had an intra-day high sales price of $13.42 and an intra-day low sales price of $7.88. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. In particular, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases Wind River made of shares of its common stock during the three months ended October 31, 2008:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1 – August 31, 2008	—	$—	—	$65,000,010
September 1 – September 30, 2008	1,301,776	$9.90	1,301,776	$52,106,642
October 1 – October 31, 2008	713,861	$9.96	713,861	$45,000,072

Total for the quarter ended October 31, 2008	2,015,637	$9.92	2,015,637

(1)	Excludes 4,255 shares delivered by employees to satisfy tax withholding obligations upon the vesting of restricted stock units.

(2)	Amounts are exclusive of broker commissions.

(3)	In April 2008, Wind River’s Board of Directors approved a new stock repurchase program that authorized the Company to repurchase up to $50.0 million of outstanding common stock. In June 2008, Wind River’s Board of Directors approved an additional stock repurchase program that authorized us to repurchase up to an additional $50.0 million of outstanding common stock. As of October 31, 2008, approximately $45.0 million was available for repurchases under these programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.1(a)-(d) of the registrant’s Report on Form 10-Q filed on December 15, 2000).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the registrant’s Report on Form 8-K filed November 4, 1999).

3.3	Amended and Restated Bylaws of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Report on Form 10-K filed on May 1, 2007).

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2007 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder (incorporated by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed on October 3, 2006).

10.1	Wind River Systems, Inc. Vice Presidents’ Severance Benefit Plan and Summary Plan Description, as amended and restated as of October 14, 2008 (incorporated by reference to Exhibit 10.2 of the registrant’s Report on Form 8-K filed October 17, 2008).

10.2	Wind River Systems, Inc. Executive Officers’ Change of Control Incentive and Severance Benefit Plan and Summary Plan Description, as amended and restated as of October 14, 2008 (incorporated by reference to Exhibit 10.3 of the registrant’s Report on Form 8-K filed October 17, 2008).

10.3	Wind River Systems, Inc. Section 162(m) Performance Incentive Award Plan, as amended and restated as of October 14, 2008 (incorporated by reference to Exhibit 10.4 of the registrant’s Report on Form 8-K filed October 17, 2008).

10.4	Amendment to Executive Employment Agreement dated October 16, 2008, by and between Wind River Systems, Inc. and Kenneth Klein (incorporated by reference to Exhibit 10.5 of the registrant’s Report on Form 8-K filed October 17, 2008).

10.5	Amendment to Offer Letter dated October 16, 2008, between Wind River Systems, Inc. and Ian Halifax (incorporated by reference to Exhibit 10.6 of the registrant’s Report on Form 8-K filed October 17, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Date: December 10, 2008	By:	/s/ IAN R. HALIFAX
Ian R. Halifax Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)