Form 10-K
period 2009-01-31
WIND RIVER SYSTEMS INC
filed 2009-04-01
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 31, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price on the NASDAQ Global Select Market on July 31, 2008 was approximately $812,505,183. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 20, 2009, there were 76,590,522 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Part III of this Form 10-K is incorporated by reference to the definitive proxy statement for the Registrant’s 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after January 31, 2009.

WIND RIVER SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our Linux business, the mix of licensing models adopted by our customers, our ability to increase our services backlog, our cost of product, subscription and services, savings related to our reorganization plan, our financing plans and capital requirements, our investments, our impairment losses on investments, intangible assets and goodwill, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements ,the likelihood of realization of deferred tax assets, the potential effect of litigation against us, forecasted trends relating to our sales or the markets in which we operate or are targeting and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, continuing or worsening weakness in the economy generally or in the technology sector specifically, the ability of our customers to sell products that include our software, the degree of success of our new and current products, business models and market strategies, our ability to achieve our targeted mix of product and services business, our ability to address rapidly changing technology and markets and to deliver our products on a timely basis, our ability to grow our Linux business, the impact of competitive products and pricing, the success of our strategic relationships, the financial stability of our customers, our ability to integrate successfully recent acquisitions and to negotiate, complete and integrate future strategic transactions on favorable terms, the costs of litigation and the impact of other costs and the other factors discussed under Part I, Item 1A, “Risk Factors.”

These forward-looking statements speak only as of the date this Annual Report on Form 10-K was filed and of information actually known by us at that time. We do not intend to update these forward-looking statements to reflect events or circumstances that occur after the filing of this Annual Report on Form 10-K or to reflect the occurrence or effect of anticipated events, except as required by law.

PART I

ITEM 1.	BUSINESS

General

Wind River is a global leader in Device Software Optimization (DSO). We develop, market and sell operating systems, middleware and software development tools that allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. We offer our customers a choice of leading real-time, proprietary operating systems and open-source, commercial-grade Linux operating systems. We also offer our comprehensive, Eclipse-based Workbench software development suite that allows our customers to manage the design, development, debugging and testing of their device software systems, as well as leading device test solutions that allow our customers to test, diagnose and resolve defects in device software. Our customers manufacture devices as varied as set-top boxes, in-vehicle infotainment systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Our operating systems are currently deployed in millions of devices. Our business is diversified by geography and vertical markets. We have global sales presence with operations in four regional groups—North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region. We categorize our customer base by vertical market—Aerospace and Defense; Consumer including Mobile; Industrial and Automotive including Medical; and Networking Equipment.

As demand for connectivity, security, mobility and multicore processing increases, devices across many industries are becoming more complex. In order to meet these needs, device manufacturers are designing more feature-rich products driven by smaller, more powerful microprocessors that require increasingly sophisticated software operating systems. At the same time, device manufacturers are facing mounting pressures to bring new products to market more quickly and with more competitive pricing. To respond to these challenges, device manufacturers are increasingly adopting commercial, off-the-shelf (COTS) device operating systems and related DSO solutions and technologies.

Wind River’s DSO solutions combine an open, Eclipse-based suite of software development tools, a choice of proprietary and open-source operating systems and industry-specific middleware to offer device manufacturers scalable COTS software development platforms. We complement our platform product offerings with a set of validated hardware and software partner technologies and device test solutions, as well as industry-leading technical support and professional services to assist customers with project design and management.

We are also investing in the development and delivery of broad multicore software solutions. The rapid proliferation of multicore processors is causing a significant disruption in the device market. The advent of true parallel execution of software is increasing the complexity of both porting and developing applications for multicore processors and is changing the way device manufacturers write software and configure their systems. To address these challenges, we offer a Multicore Software solution that is a comprehensive development environment, supported by our VxWorks and Wind River Linux operating systems, broad multicore software design configurations, including symmetric multiprocessing (SMP) and asymmetric multiprocessing (AMP), virtualization, and optimization tools.

At the beginning of fiscal year 2009, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Device Test. As a result of this reorganization, we have been reporting our results of operations for each of the following reportable segments since the beginning of our 2009 fiscal year:

•

VxWorks. This segment reports the results of operations of our VxWorks product division, which develops, markets and sells our proprietary VxWorks real-time operating system and related products and services.

•

Linux. This segment reports the results of operations of our Linux product division, which develops, markets and sells our open-source-based, commercial-grade Linux operating systems and related products and services.

•

Non-Core Products and Design Services. Due to the current revenue and income contributions of these products and services, we are reporting separately in this segment our results of operations of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services.

•	All Other. This segment reports the results of operations of non-platform sales of our Tools product division and our Device Test product division on a combined basis.

Detailed financial information about each of the reportable segments listed above can be found in Note 13 “Segment and Geographic Information” to the notes to consolidated financial statements filed as part of this Annual Report on Form 10-K.

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

Device Software

Device operating systems are embedded in electronic devices to control the operation of a device and to facilitate the execution of higher-level application software. Device operating systems generally require high reliability, real-time response, fast boot-times, small memory footprints and low power consumption.

Device software application development has evolved from a relatively small part of building a device to a larger, more complex engineering effort. As more powerful microprocessors become available and decrease in price, device software is being used in a wider range of products. Hardware innovations, such as multicore processors, make faster, more powerful and more versatile devices possible, but they also require more functionality from operating systems and development tools.

Device developers face many challenges. They must differentiate their devices in an increasingly crowded marketplace, increasingly through software rather than hardware. They must integrate multiple technologies, tools and solutions from multiple sources and work with dispersed teams, which often results in enormous complexity. They must reduce time-to-market without sacrificing quality, cut development costs without risking project deadlines and incorporate new technologies and features to respond to rapidly changing customer demands. With internal software development efforts, device developers may have greater control over their software systems, but costs and complexity often escalate, quality can deteriorate and time-to-market can lengthen. In some cases, device manufacturers have to employ many developers to develop tools internally that are commercially available. In other cases, device manufacturers have to support dozens of different operating systems across multiple product lines.

The DSO industry arose to address these challenges faced by device developers. Device software solutions help customers streamline the software development process, making it simpler and more economical for device developers to build products with new capabilities. COTS DSO solutions free valuable developer resources to focus on differentiation instead of core platform development, maintenance and stabilization. They enable creation of differentiated devices, reduce time-to-market, reduce tools investments and facilitate standardization across projects and enterprises. We believe that device developers are increasingly shifting away from internally-developed device software systems toward well-integrated, commercial solutions from trusted suppliers. We believe this movement has been accelerating recently as more companies build more devices with more features and more software content than ever before.

Our Strategy

Our objectives are to strengthen our leadership position in the DSO industry and to increase our revenue and profitability. To achieve these objectives, we are pursuing the following strategic initiatives:

•

Investing in targeted growth product areas: We are focusing engineering, sales, and marketing resources in certain targeted growth product areas, including Linux platforms, Multiple Independent Levels of Security (MILS) solutions in the aerospace and defense industry and multiprocessing capabilities.

•

Driving profitability of established products: We are focusing on generating increased returns from our more established products, including our VxWorks solutions, our on-chip debugging tools and our other general purpose development tools.

•

Focusing operations: Since the beginning of our fiscal year 2009, our operations have been structured among four product divisions: VxWorks, Linux, Tools, and Device Test. We complement our product offerings in each of these divisions by offering strategic professional services to our customers. This organizational structure was designed to help us focus on new technology and market opportunities, to become more nimble and agile with our customers and partners and to drive and measure returns on our investments.

•

Targeting growth vertical markets: We are concentrating increased sales and marketing efforts in targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, in-vehicle infotainment, mobile Internet devices and digital living. We are also actively evaluating opportunities for acquisitions in growth markets. During fiscal year 2009, we had significant design wins in many of these markets and, in particular, in the mobile handset and in-vehicle infotainment markets.

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

Our Solutions

Our solutions focus on:

•	Our proprietary, real-time VxWorks operating systems;

•	Our open-source-based, commercial-grade Linux operating systems;

•	Our Workbench software development tools; and

•	Our device test solutions.

In addition, we continue to sell certain non-core products and turn-key product design services.

VxWorks Products

We offer a series of platform products based on our proprietary VxWorks real-time operating system (RTOS). Our VxWorks platforms are complete, flexible, optimized COTS development and run-time platforms. The platforms provide a powerful, scalable development and debugging environment built on open standards and industry-leading tools, the industry’s most trusted commercial-grade RTOS and tightly integrated run-time technologies. Our VxWorks platforms are particularly well suited for embedded applications that require small memory footprints, real-time performance, safety or mission-critical reliability and high levels of security. Wind River’s latest VxWorks platforms further advance multicore support by introducing asymmetric multiprocessing in addition to symmetric processing. This will enable multicore processors to deliver high performance, lower costs, lower power consumption and faster time-to-market. In addition, we have integrated a portfolio of Advanced Networking Technologies into our VxWorks platforms. These technologies provide advanced networking protocols, security, wireless, and mobility capabilities for markets such as wireless infrastructure, network infrastructure and consumer devices.

Our VxWorks platforms include the following:

•

Wind River General Purpose Platform, VxWorks Edition: This platform integrates VxWorks, our proprietary RTOS, with Workbench, our advanced development suite, and standardized middleware for networking, security, and management. This platform includes multicore support (SMP and AMP), complete “IPv6 ready” certified networking technologies, memory protection, POSIX compliance, and extensive hardware support, including the latest multicore processors from leading semiconductor manufacturers. The platform provides a reliable foundation, so device manufacturers can focus on product differentiation at the application level and bring innovative and robust products to market in a cost-effective and timely fashion. The platform is used for devices in aerospace and defense, networking, industrial, medical, small-footprint consumer and automotive markets.

•

Wind River Platform for Automotive Devices, VxWorks Edition: This platform is designed for the development of applications that require high reliability, low power consumption and a small memory footprint. Target devices include both vehicle and security control systems (power train, engine, ABS, crash and airbag sensors and window/door entry systems) and in-vehicle systems (digital dashboard displays, navigation systems, telematics systems, radios and entertainment systems).

•

Wind River Platform for Consumer Devices, VxWorks Edition: This platform offers a fast-boot, small-footprint run-time environment that is suitable for memory-constrained devices. Target devices for this platform include print and digital imaging, mobile handheld, voice-over-IP (VoIP), and broadband access devices.

•

Wind River Platform for Industrial Devices, VxWorks Edition: This platform provides industrial device manufacturers with essential multimedia and connectivity run-time technologies, including drivers and protocols for connected devices on the factory floor, wireless peripherals, and other devices within the network infrastructure. Target devices include industrial automation, building automation, medical equipment, transportation and test and measurement devices.

•

Wind River Platform for Network Equipment, VxWorks Edition: This platform enables customers to rapidly create, test, deploy, maintain, and manage high-quality network infrastructure devices. The platform offers an extensive suite of security protocols to protect network data and is suited for wireless infrastructure, enterprise network, core networking, network edge, 4G wireless infrastructure (e.g., WiMAX, LTE) and broadband access devices.

•

VxWorks 653: This platform delivers the stringent foundation aerospace and defense companies need to address the safety and security requirements of mission-critical applications, as well as the portability and reusability requirements of noncritical applications. The platform offers complete ARINC 653 Part 1, Supplement 2 compliance, networking and DO-178B certification evidence.

•

Wind River Platforms for Safety Critical Devices: VxWorks 61508 and VxWorks DO-178B are designed for the development of safety-and mission-critical devices, such as those used in the avionics, industrial and medical markets. These platforms have been certified to meet the requirements of, respectively, IEC 61508—an international standard for industrial safety—and DO-178B Level A—the industry standard for certifying new aviation software.

In February 2009, we acquired all of the outstanding shares of Tilcon Software Limited, a privately held company based in Ottawa, Canada that focuses on providing embedded graphics solutions. With this acquisition, we acquired proprietary embedded graphical user interfaces that will enhance the value of our VxWorks and Wind River Linux software platforms across multiple device types and target vertical markets. This acquisition will be reported as part of the VxWorks reportable segment.

Linux Products

We have been offering platform products based on the Linux open-source operating system for more than four years. For device manufacturers who adopt Linux, Wind River offers a commercial grade Linux platform that provides the benefits of open source innovation combined with commercial grade integration, testing and support. Customers across a variety of industries who understand the complexity and cost of developing their own Linux solution view Wind River’s Linux as a commercially supported and tested open source offering that allows them to select, build, integrate, debug, test and support multiple system packages and components from among the many available options. Wind River’s open source products provide an alternative to our customers for the significant internal development resources required to package and support a Linux platform across an enterprise, to monitor and integrate patches to the Linux kernel and related subsystems and packages and to deploy updates.

Until the introduction of Wind River Linux 3.0 in March 2009, we had been offering a series of different Linux platform products, each of which was aimed at different industries and device types such as consumer devices or networking equipment. With our latest release of Wind River Linux 3.0, we consolidated our Linux platforms and we now offer customers a single flexible Linux offering with multiple alternative profiles for creating customized devices. These profiles provide customers with well-known, tested and validated combinations of components to jump-start their projects. With the creation of a single offering with multiple profiles, customers in various industries can procure one Linux distribution that can be used to create many types of devices. Wind River Linux offers sophisticated multicore features such as virtualization based on KVM (Kernel-based Virtual Machine) and multicore offload, allowing customers to utilize the potential of modern multicore hardware. Wind River Linux also offers the choice of several kernel profile options for a number of different architectures, including ARM, MIPS, XScale, PowerPC, SPARC and Intel-based architectures.

Wind River Linux includes the following:

•

Wind River Linux (Standard Profile): Wind River Linux is targeted at a wide variety of applications in network equipment, consumer devices, industrial, aerospace and defense, medical, and other markets. It is available for the most popular architectures, processors and reference hardware used in device software development today. Wind River Linux is a pervasive, profile-rich commercial-grade solution based on “pristine source,” fully tested and validated Linux implementations. We complement our core Linux operating system offering with a strong proprietary middleware portfolio, including Wind River Real-Time Core for Linux, which enables application developers to rapidly develop and deploy devices that require the hard real-time capabilities necessary for high-performance deterministic responsiveness. Wind River Linux is distributed with Wind River Workbench, an integrated, Eclipse-based development suite, as well as a broad set of open source–based middleware applications for networking, file systems, security and other applications.

•

Wind River Linux (CGL Kernel Profiles): We offer carrier grade Linux (CGL) profiles that are designed specifically for the needs of our telecommunications and networking customers. These profiles are well suited for developing system control and data plane software in wireless infrastructure systems, fixed-mobile convergence (FMC) elements and multiservice switches. Wind River Linux meets the stringent telecommunications industry standards expected of Carrier Grade Linux, including registration with the Linux Foundation Carrier Grade Linux specification 2.02, as well as registration with the SA Forum’s Hardware Platform Interface (HPI) and Application Interface Specification (AIS). In 2008, Wind River was the first commercial Linux provider to register CGL 4.0 compliance with the Linux Foundation.

•

Wind River Linux (Small Kernel Profiles): We also offer small kernel profiles that are aimed at mobile handheld consumer devices, digital video devices and digital imaging devices and other footprint sensitive solutions. These profiles are intended for small footprint, battery-powered devices that require fast boot times. These profiles support the necessary standards defined by the Consumer Electronics Linux Forum (CELF) to deliver a foundation for mobile phones, set-top boxes, digital recorders and other devices.

Tools and Common Technologies

Wind River Workbench is our integrated development suite for developing, testing, and optimizing device software that runs on our VxWorks or Linux-based platforms. Workbench integrates a set of purpose-built developer tools that simplify and accelerate the creation of device software applications for those platforms. Based on the industry-standard open Eclipse framework, Workbench enables developers to be productive immediately and to take advantage of dozens of third-party plug-ins to provide additional software design, analysis, and lifecycle management capabilities. Workbench is designed to allow companies to standardize on a single development tools platform across projects and teams, optimizing device software development processes and significantly reducing time-to-market.

With the emergence of powerful new multicore systems-on-a-chip (SOCs), device developers face new complexities in the software development lifecycle; complexities that introduce risk in achieving time-to-market and software performance objectives. Wind River Workbench provides a rich set of multicore-aware tools that allow customers to efficiently develop for multicore-based devices, providing timesaving capabilities for configuration, build, debug, and simulation. Our comprehensive product line includes Wind River Workbench, On-Chip Debugging Edition, our high-performance, cost-effective JTAG debugging solution with associated hardware connection options: Wind River ICE 2, Wind River Probe, and Wind River Trace 2. Wind River ICE 2 and Wind River Trace 2 are new products that offer scalable, non-intrusive system-level debug and analysis capabilities for optimizing device software on multicore SOCs.

In addition to providing on-chip debugging tools for the development environment, Wind River also offers a test and manufacturing solution that allows for the integration of on-chip debugging into test automation programs. This product uses Wind River ICE 2 and Wind River Probe combined with a custom test and manufacturing software solution: the Wind River On-Chip Debugging API and Utility.

Device Test Solutions

Our device test solutions enable our customers to improve device quality, reduce the testing cycle time, and deliver product to market faster, cheaper and with higher quality. They allow quality assurance (QA) and development engineers to collaborate and remotely diagnose and repair in real time, enabling customers to realize efficiencies and economies at the testing stage of the device life cycle and beyond:

•	During design and development, developers can use Wind River Workbench Diagnostics to instrument and debug code using Sensorpoints.

•	During system integration, quality assurance and testing, teams can use Wind River Test Management to manage the testing cycle.

Wind River Test Management is a scalable, distributed testing framework that links device software development and QA teams in an intelligent, collaborative workflow. It enables teams to efficiently deploy tests, perform fact-based analysis and rapidly resolve issues encountered throughout the testing phase. This streamlines the testing effort and creates a repeatable process that reduces risk.

Non-Core Products and Design Services

We continue to sell certain non-core products and turn-key product design services, including our pSOS real-time operating system. pSOS was developed by Integrated Systems, Inc., which we acquired in fiscal year 2001. We continue to derive production license revenue in connection with sales by our customers of devices that incorporate the pSOS operating system.

Professional Services

To complement our software and hardware products, Wind River offers professional technical consulting design and educational services. We also provide complete outsourced design services for customers’ products or applications. These design services are offered on either a time-and-materials or fixed-price basis and may encompass a broad range of services, including project-managed custom hardware development, software development and product integration.

As market and industry conditions change rapidly, our professional services are becoming an increasingly important driver of product sales. We have performed an increasing number of services-led engagements with our customers, as some customers opt to retain us to provide professional services to them in order to develop and/or prove a concept in advance of licensing our software solutions from us. Also, in the in-vehicle infotainment and mobile device industries, we have witnessed the formation of industry consortia focused on the development and broad adoption of open-source reference platforms or middleware stacks, including the GENIVI Alliance, the Open Handset Alliance, the LiMo Foundation and Moblin. To help customers in these industries to best leverage these open source initiatives, our professional services team offers system integration and support services combined with our broad software and hardware ecosystem to enrich customer device development and accelerate their time to market.

Our customer education team delivers a series of formal technical courses designed to teach the basics of device software development and effective use of our tools, operating systems and middleware. We also provide worldwide maintenance and support for all Wind River products.

Our revenue from professional services was $59.2 million in fiscal year 2009, representing approximately 16% of our revenue for the year. As of January 31, 2009, we had an aggregate services backlog of approximately $22.4 million. Services backlog is an operating measure that represents contractual commitments for our professional services that are not yet billed or delivered. Although we expect that most of our services backlog will be billed and delivered within the next 12 months, service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our services backlog is not recorded on our balance sheet and is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

Over the last few years, we have expanded our professional services capabilities through the acquisition of MIZI Research Inc. in October 2008 and S.C. Comsys S.R.L. in August 2007. These acquisitions have expanded the geographic footprint and vertical focus of our professional services organization in lower cost regions.

Licensing Models

We offer our customers the ability to license our products under the following types of licensing models:

•

Subscription License Model: Some of our customers license our products on a subscription basis, which provides the customer with development rights to our products and standard support and maintenance services for an all-inclusive fee. A subscription typically has a one-year term, with optional annual renewals. Certain customers choose to enter into multiyear subscriptions with us.

•

Perpetual License with Maintenance Model: Some of our customers license our products on a perpetual basis, which provides the customer with perpetual development rights to use our products for an up-front development license fee. Customers can purchase support and maintenance services for these products on an annual, renewable basis.

•	Term License with Maintenance Model: In fiscal year 2009, we began to offer our customers the option to purchase a term license with maintenance. Under this model, customers are able to enter into renewable, limited-term licenses with us, which provide them with development rights to use Wind River products for a limited term rather than on a perpetual basis. License terms are typically two to three years, but can be longer in some cases. These customers also can purchase support and maintenance on an annual, renewable basis.

For our proprietary software components, we also typically receive production license fees in connection with the reproduction and distribution by our customers of software components that are included in each final, manufactured device by the customer.

Strategic Alliances, Industry Consortia and Open-source Community Participation

Wind River engages with semiconductor vendors, circuit board manufacturers, system manufacturers, other software companies and customers to promote our success in the device software marketplace. These relationships help us drive innovation and standards across industry sectors and aggregate the supply chain in vertical markets to deploy cohesive and complete solutions. For example, our alliance with Intel in the in-vehicle infotainment market segment has allowed us to promote the development of standards in this industry and to deliver integrated solutions to major customers in this market segment. We have achieved similar success with our alliances in the mobile handset space. For example, we have generated several opportunities to provide professional services and software solutions to mobile handset manufacturers as a result of our membership in the Open Handset Alliance (OHA).

We have strategic relationships with many semiconductor and system manufacturers, including ARM Holdings plc, Broadcom Corporation, Cavium Networks, Emerson Network Power, Freescale Semiconductor Inc., IBM Corporation, Intel Corporation, MIPS Technologies Inc., NEC Corporation, NXP B.V., Qualcomm Incorporated, RadiSys Corporation, RMI, Renesas Inc., Sun Microsystems, Texas Instruments Incorporated, Toshiba Corporation and Xilinx Inc., among others. We work to optimize our technologies for their architectures, processors, and board-level products, allowing us to use their sales channels to proliferate our solutions. The strategic alignment between Wind River and semiconductor vendors benefits customers in several ways, including reduced time-to-market, broader silicon support for our platforms and software optimizations that leverage advances in hardware.

Wind River has also developed a partner network of software companies whose products integrate with our operating system platforms to provide value-added capabilities. Software partners also provide additional development tools that integrate and plug into our development suites, as well as complementary protocols, middleware and other technologies that operate with our VxWorks and Linux operating systems. We work with these companies to develop broader ecosystem solutions and deliver more complete software solutions to customers in our targeted vertical markets.

We have a series of strategic relationships with COTS partners in support of the adoption of the Advanced Telecommunications Computing Architecture (ATCA) by telecommunications equipment manufacturers. With Sun Microsystems, Kontron, Mercury Computer Systems, RadiSys Corporation and Emerson Network Power, we have announced joint solutions that integrate Wind River’s VxWorks and Linux platforms with COTS hardware to meet the needs of the next generation of networking equipment.

We are playing an increasingly active and important role in open-source development projects and industry consortia. We have been a leader in the Eclipse Device Software Development Platform (DSDP) project for several years. We are a member of the Linux Foundation (formerly the Open-source Development Lab, or OSDL), the LiMo Foundation (LiMo), the Open Handset Alliance, Moblin, the Service Availability Forum (SA Forum), the OpenSaF Foundation, the SCOPE Alliance, the Communications Platform-Trade Association, AUTOSAR and the GENIVI Alliance. Among other things, these organizations are striving to reduce industry fragmentation by defining common standards and protocols. For example, the LiMo Foundation and the OHA intend to create a standard Linux distribution for mobile handset OEMs. The GENIVI Alliance was recently established by leading automobile manufacturers and suppliers to drive the development and broad adoption of an open source in-vehicle infotainment reference platform.

As part of our open-source strategy and product development, we expect to become increasingly involved in licensing source code that we develop under open-source licenses. We believe the open-source community, our customers and our products will benefit from our increased role in contributing software back to the open-source projects upon which we rely for software that is distributed with our products. In addition, we expect to work more closely with partners and consortia to develop, proliferate and maintain open-source code.

Customers

Our solutions have been deployed by a broad range of organizations, including companies in networking (data, video, and voice), consumer electronics, aerospace and defense, mobile handsets, industrial, medical and automotive. Our customers include end users, distributors, OEMs and ODMs, system integrators and value-added resellers.

Our major customers by revenue for fiscal year 2009 included Alcatel-Lucent, Boeing Corporation, LM Ericsson Telephone Company, Finmeccanica, Intel Corporation, Lockheed Martin Corporation, Motorola Inc., Nortel Networks Corporation, Northrop Grumman Corporation and Raytheon Company. No single customer accounted for more than 10% of our revenue in any of the fiscal years ending January 31, 2009, 2008, or 2007.

Marketing, Sales, and Distribution

We market our products and services in North America, EMEA (Europe, the Middle East, and Africa), Japan, and the Asia Pacific region, primarily through our own direct sales organization, which consists of sales persons, field engineers and support staff. We also market and sell our products through a network of distributors and resellers, primarily in international regions, to serve customers in regions not serviced by our direct sales force.

Our direct sales force presents Wind River and our products for licensing to prospective customers, while engineers provide technical presale and post-sale support. As of January 31, 2009, we had 195 sales employees located throughout North America, 114 sales employees throughout EMEA, 45 sales employees in Japan and 65 sales employees in the Asia Pacific region. As of January 31, 2009, we had 302 employees in professional services, 67 employees in marketing and 114 employees in customer support.

Revenue from sales to customers outside of North America represented $173.3 million, $149.6 million and $128.8 million for fiscal year 2009, 2008, and 2007, respectively, or approximately 48% of total revenue for fiscal 2009, 46% of total revenue for fiscal 2008 and 45% of total revenue for fiscal 2007. Prices for international customers for our platforms are generally quoted in U.S. dollars, Euros, British pounds, and Japanese yen and are set globally. Prices for international customers for our perpetual licenses are generally quoted in local currencies or U.S. dollars and are based on the United States price list, adjusted to reflect the higher cost of doing business outside the United States. International customers are normally invoiced in the currency in which they are quoted.

We have experienced, and expect to continue to experience volatility resulting primarily from customer buying patterns and product development cycles. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

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

We believe that we compete favorably with respect to each of these factors. We offer both our leading real-time, proprietary VxWorks operating systems that are particularly well-suited for device applications that require reliable, real-time performance, small memory footprints and proprietary systems, as well as our commercial-grade Linux operating systems that are well-suited for consumer device applications and other open-source-based systems. We complement both of these types of operating systems with our integrated, Eclipse-based Workbench software development suite. In addition, we offer device test solutions and expert technical support and professional services.

In the market for Linux operating systems and tools, Wind River competes with Linux distributions that are freely available from the open-source community, as well as commercial Linux distributors such as MontaVista Software Inc., LynuxWorks Inc., TimeSys Corporation and others.

Wind River also competes with independent software vendors in the market for proprietary operating systems and tools, including Microsoft Corporation, ENEA OSE Systems AB, LynuxWorks Inc., Green Hills Software Inc. and QNX Software Systems Ltd. (acquired by Harman International), as well as a number of other vendors that address one or more segments of the device system design process. Some of the companies that develop device systems in-house and some of our competitors, such as Microsoft Corporation, may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than does Wind River.

Product Development and Engineering

We believe that our success will continue to depend primarily on our ability to maintain and enhance our current product line, develop new products, maintain technological competitiveness and meet an ever-expanding range of customer and market requirements. As of January 31, 2009, our product development and engineering group included 550 full-time employees in various locations around the world, including 173 employees in China.

During fiscal years 2009, 2008 and 2007, product development and engineering expenses were $83.9 million, $81.4 million and $73.5 million, respectively, excluding capitalized software development costs. For fiscal years 2009, 2008 and 2007, we did not have any capitalized software development costs related to development of software to be sold. In addition to our strategic relationships with semiconductor companies noted in “Strategic Alliances, Industry Consortia and Open-Source Community Participation” above, we have entered into joint engineering programs with other key customers. Our gross research and development expenses in fiscal years 2008 and 2007 were offset by $322,000 and $319,000, respectively, in funding from these programs. We did not have any funding from these programs in fiscal year 2009.

Proprietary Rights

Our success depends heavily on our proprietary technology. To protect our proprietary rights, we rely on a combination of patent, copyright, trade secret, and trademark laws. As a part of our regular business processes, we generally enter into nondisclosure agreements with employees, consultants, distributors, customers, and corporate partners, as appropriate, and thereby limit access to and distribution of our software, documentation, and other proprietary information. Furthermore, our licensing agreements provide for protection of our intellectual property, both in terms of source-code-handling and underlying intellectual property ownership of modifications to Wind River code.

As our open-source business grows, we may increasingly rely on third-party, open-source code that has been developed and made available for licensing under open-source license terms. Certain open-source licenses, such as the GNU General Public License (“GPL”) that applies to Linux and many other popular open-source products, generally permit anyone to copy, modify, and distribute the software, subject only to the restriction that any resulting or derivative work made available to the public be licensed under those same terms, instead of under our standard license terms. Therefore, with respect to our open-source-based products, although we will retain the copyright to the source code that we develop ourselves, our most valuable intellectual property with respect to derivative works governed by the GPL or similar licenses may be our collection of trademarks.

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

We have filed and obtained a number of patents and patent applications in the United States and abroad that relate to various aspects of our products and technology. As of January 31, 2009, we held 66 issued patents in the United States, none of which has expired. The expiration dates of these patents range from 2015 to 2025. While we believe that patent protection of our products is important, any patents obtained may not provide substantial protection or be of commercial benefit to us. It is also possible that their validity may be challenged. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

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

Employees

As of January 31, 2009, we had 1,673 employees, including 486 in sales and marketing, 454 in professional services and support activities, 550 in product development and engineering and 183 in management, operations, finance, and administration. Of these employees, 912 were located in North America and 761 were located outside of North America. None of our employees in North America is represented by a labor union or is subject to a collective bargaining agreement. Many of our employees in foreign jurisdictions are represented by works councils or unions that are often required by local labor laws. We have never experienced a work stoppage. Our employees are vital to our success, and our key management, engineering, sales and other employees are difficult to replace. We generally do not have employment contracts with our key employees, other than our Chief Executive Officer and our Chief Financial Officer, or maintain key person life insurance on any of our employees. If we are unable to attract, assimilate, retain or motivate highly qualified technical and sales employees in the future through competitive compensation and employment policies, our ability to develop and introduce competitive new products in a timely manner may suffer. (See Item 1A, “Risk Factors—Factors That May Affect Our Future Results or the Market Price of Our Stock”).

Executive Officers of the Registrant

The names of our executive officers, their ages as of March 31, 2009 and their positions are shown below:

Name	Age	Title
Kenneth R. Klein	49	Chairman of the Board, President and Chief Executive Officer
Ian R. Halifax	48	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary
Damian Artt	45	Senior Vice President, Worldwide Sales and Services
Jane E. Bone	43	Chief Accounting Officer
John J. Bruggeman	47	Chief Marketing Officer
Barry Mainz	45	Chief Operating Officer
Scot K. Morrison	46	Senior Vice President and General Manager, VxWorks Division
Vincent Rerolle	46	Senior Vice President and General Manager, Linux Division

Kenneth R. Klein has been a director of Wind River since July 2003. In January 2004, he became the Chairman of the Board, President and Chief Executive Officer of Wind River. Prior to joining Wind River, Mr. Klein was with Mercury Interactive Corporation, a software company focused on business technology optimization, where he served as Chief Operating Officer from January 2000 until December 2003. He also served at Mercury Interactive as a director from July 2000 until December 2003 and held management positions there from 1992 through 1999, including President of North American Operations and Vice President of North American Sales. Mr. Klein serves on the Board of Directors of several privately-held companies. Mr. Klein holds a BS degree in electrical engineering and biomedical engineering from the University of Southern California.

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

Damian Artt was appointed Wind River’s Vice President of Worldwide Sales and Services in February 2007 and Senior Vice President of Worldwide Sales and Services in January 2009. Mr. Artt joined Wind River in 2004 as our Vice President of Worldwide Services. Prior to joining Wind River, Mr. Artt spent eleven years at Cadence Design Systems, a software company, in various sales leadership positions. Mr. Artt has a degree in Electrical Engineering from Queen’s University in Belfast, Northern Ireland.

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

Barry Mainz was appointed our Chief Operating Officer in February 2007. Mr. Mainz joined Wind River in June 2005 as our Vice President, Worldwide Customer Operations. From 1999 until he joined Wind River, Mr. Mainz served as Vice President, Corporate Sales Division, for Mercury Interactive Corporation. Mr. Mainz has also held various sales leadership positions at Sun Microsystems, Inc., Seagate Technology and Weitek Corporation. Mr. Mainz holds a BA degree in Communications from San Francisco State University.

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

Continuing or worsening weakness in general economic conditions and other geopolitical factors may adversely affect our operating results and financial condition.

Our results of operations are dependent to a large extent upon the state of the global economy. We have experienced over recent quarters, and expect to continue to encounter, a number of industry and market risks and uncertainties that limit our market visibility and, consequently, our ability to predict future revenue, profitability and general financial performance, and that could create variability in our results of operations. Continuing or worsening weakness in economic conditions in North America, EMEA, Japan or the Asia Pacific region could adversely affect our customers and our results of operations and financial condition. Challenging economic conditions may decrease our customers’ demand for our products and services, including decreasing demand for our multi-year term licenses, or impair the ability of our customers to sell products incorporating our software or to pay for products and services they have purchased. As a result, our revenues could be unpredictable and may decrease and reserves for doubtful accounts and write-offs of accounts receivable may also be unpredictable and increase.

In order to reduce our operating costs in this challenging economic environment, we have adopted certain cost cutting measures in order to reduce employee benefits and compensation costs, including implementing a reduction in our workforce. If general economic conditions remain weak or worsen, we may be required to further reduce our workforce or take additional cost saving measures. We cannot predict whether any of the cost reduction measures that we have or may in the future undertake will be sufficient. In addition, further cost reduction measures could disrupt the productivity of our continuing workforce, or limit our ability to invest in research and development, marketing and other valuable business investments at levels we believe are beneficial to the long-term health of our business. If we are unable to effectively manage our costs and investments, our business, cash position and operating results may suffer.

In addition, geopolitical factors such as terrorist activities, armed conflict or global health conditions that adversely affect the global economy may adversely affect our operating results and financial condition.

We may incur impairments to goodwill or long-lived assets.

We review our long-lived assets, including goodwill and other intangible assets, for impairment annually in the second quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

Significant negative industry or economic trends, including a significant decline in the market price of our common stock, reduced estimates of future cash flows for our reporting units or disruptions to our business could lead to an impairment charge of our long-lived assets, including goodwill and other intangible assets. If our stock price decreases to the point where our fair value, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. In fiscal 2009, we incurred a non-cash goodwill and other intangibles impairment charge of $12.3 million related to our Device Test business as a result of economic conditions and a rebalancing in our strategic product portfolio related to our Device Test reporting unit. See Note 2, “Acquisitions, Goodwill and Purchased Intangibles” in the notes to consolidated financial statements filed as part of this Annual Report on Form 10-K for further information regarding the impairment charge related to our Device Test business.

Furthermore, we maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be further affected and our investments may experience other-than-temporary declines in fair value, requiring an additional impairment charge that could adversely impact our financial results. In fiscal 2009 and 2008, we recorded other-than-temporary impairments associated with our investment portfolio totaling $1.4 million and $368,000, respectively. See Note 3, “Certain Balance Sheet Components” and Note 4, “Financial Instruments” in the notes to consolidated financial statements filed as part of this Annual Report on Form 10-K for further information regarding the impairment of our investments.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in an impairment to our goodwill, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

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

We regularly evaluate new products, technologies, business models and strategic business initiatives. For example, in response to growing customer interest in open-source software solutions, we began offering open-source products and services in 2005 and our open-source business has become an increasingly important part of our business. In addition, at the beginning of fiscal year 2009, we adopted a strategic plan to focus increased engineering, sales and marketing resources in certain targeted growth product areas, including Linux platforms, Multiple Independent Levels of Security (MILS), aerospace and defense security solutions and multiprocessing capabilities. Investments in new business areas or strategic business initiatives can be expensive and time consuming and can divert management attention and internal resources away from other business opportunities. If we do not select the right areas for investment or if we are not successful in implementing or developing new business initiatives or if new business initiatives adversely affect our other businesses, our financial performance could suffer.

In addition, we regularly target certain vertical markets in which we concentrate increased sales and marketing efforts. We are now concentrating increased sales and marketing efforts in certain targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, in-vehicle infotainment, mobile Internet devices, and digital living. Many of these markets have experienced and may continue to experience rapid technological changes and industry consolidations and other disruptions. If we do not select the right vertical markets in which to concentrate our sales and marketing efforts or if these markets change or fail to grow as we anticipate or if we are not successful in licensing our products to customers in these targeted markets, our financial performance could suffer.

If we fail to grow our open-source business, our revenues and operating results could decline or could fail to grow. As our Linux products compete with open-source software that is available publicly at little or no cost, and open source services can be performed by others, there can be no assurance that our customers will determine that our open-source products and services offer a compelling value proposition or that we will be successful in licensing our Linux products, or selling our open source services, on profitable terms.

Our Linux business, including our Linux products and our open source software development services, have become an increasingly important part of our business as Linux has been increasingly adopted by device manufacturers for more device applications. We anticipate that our Linux business will be the fastest-growing part of our business in the near future. If we fail to grow our Linux business, our revenues and operating results could decline or could fail to grow as much as we anticipate, and could result in an impairment of goodwill and long-lived assets in that reportable segment.

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

As part of our open-source strategy, we are investing in and promoting the efforts of various industry consortia and standard setting organizations, and expect that industry consolidation in support of these specific standards and software will position us well to benefit from market convergence on the standards and software that we support, in respect of both our open source product and services offerings. However, there can be no assurance that the consortia or standards organizations in which we choose to participate will be adopted by the marketplace, and if they are not we may have diverted our resources away from alternative strategies and software development that may instead become the marketplace leaders. Our strategy also anticipates that we will work closely with hardware and software partners to increase the adoption of our Linux-based products, and that we may also benefit from the development or distribution efforts these partners may provide related to our open-source products. If we are not able to successfully motivate our partners to support our open-source product development and distribution efforts, our products and services may not be adopted downstream by shared customers.

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

Our open-source products and services may subject us to increased legal risks.

As our products and services that are distributed with open-source software components are increasingly adopted (and as we expand our portfolio of products both through internal development and acquisition of technology, such as that acquired from Interpeak and FSMLabs), we may face increased legal risks that could affect our future ability to develop or sell our open-source products.

The language of the open-source licenses that govern software we distribute with our products and services is at times ambiguous, which creates vulnerability to third-party allegations of non-compliance with terms of applicable open-source licenses. For instance, we distribute open-source software with (and in some cases incorporate open-source software into) our products and services, including certain open-source software components subject to the GPL. Distributing or combining open-source software with or into our products and services creates some risk that the GPL (or other applicable open-source software license) will be interpreted in a manner that could impose unanticipated conditions or restrictions on our products and services, including a requirement to disclose our proprietary code in source code form. We take steps to ensure that proprietary software that we do not wish to disclose in source code form is not distributed or combined with open-source software in ways that would require such proprietary software to be made subject to an open-source software license. However, few courts have interpreted open-source software licenses, and the manner in which these licenses may be interpreted and enforced remains uncertain. With the growth in our professional services and engineering efforts related to open-source software, we may become increasingly vulnerable to third-party allegations that our own development efforts or technology have resulted in infringing work or work that has unintentionally become subject to open-source obligations. As we grow and develop our open-source strategy and business, we may also become subject to challenges that other aspects of our business model or strategy do not comply with applicable open-source licenses. Even if no legal pronouncement is made, if the informal developer communities comprising the open-source software movement adopt a negative position toward our business or development efforts, they may cease their support of our company and this disruption in our relationship with the open-source software community could adversely affect our ability to effectively market and sell open-source products.

Our open-source strategy may also make us increasingly vulnerable to claims that our products and services infringe third-party intellectual property rights, as many of the open-source software components we may distribute with our products and services are developed by numerous independent parties over whom we exercise no supervision or control and who therefore may have engaged in infringing acts while developing the open-source software without our knowledge. This risk is further exacerbated by our lack of access to unpublished software patent applications. Defending claims of infringement, even claims without significant merit, can be expensive. An adverse legal decision affecting our intellectual property could materially harm our business.

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

Uncertainty regarding the legal risks related to open-source software components could affect sales of our open-source products and services generally. Some of our potential customers may be reluctant to incorporate open-source software into their own products if they perceive significant risks that their own software systems could become subject to GPL licensing terms.

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

Finally, as a result of legal concerns about open-source software, we are facing increased pressure from our customers to adopt additional indemnification or otherwise protect them from potential threats by third parties related to open-source software. We have in the past agreed to indemnify certain of our customers against certain potential liabilities associated with our open-source products and services and we may decide to revise or expand our indemnification policies and practices in the future to address customer requirements. Our financial condition and results of operations may be adversely affected if we have to indemnify our customers for the liabilities posed by open-source software.

Our mix of licensing models and professional services revenues impacts the timing of our reported revenues, and our inability to accurately manage the volume of business expected for each licensing model and the relative mix of professional services revenues could increase fluctuations in our revenue and financial results.

Because we license our development products under business models that recognize revenue differently, the rate of adoption of license models by our customers impacts the timing of our reported revenues. Under our subscription license model, revenues are recognized ratably over the subscription period. By contrast, our perpetual and term license models require a majority of license revenues to be recognized in the quarter in which the products are delivered and a smaller amount relating to the fair value of the maintenance is deferred and recognized subsequently over the maintenance period. An order for a subscription-based license will result in lower current-quarter revenue than an equal-sized order for a perpetual or term license. As a result, our reported revenues are affected by the selection of license model type by our customers. In addition, our ability to recognize revenues can be deferred when a transaction includes multiple elements. There is a risk that we will not be able to continue or increase our rate of adoption of our subscription-based, perpetual-based or term-based license models, or that we may choose to focus our sales efforts and resources on particular, significant perpetual, term or subscription license opportunities that may or may not result in a sale. Although we have experienced an increase in the adoption of our term license model in the past year, the adoption of the term license model may not continue to increase at the same rate in the future either due to the current macroeconomic environment or otherwise. The impact on revenues and deferred revenues will continue to depend on the rate at which customers license products under our perpetual, term or subscription license models or under multiple element arrangements. If we are unable to manage the rate of adoption of our license models by our customers at any time, our business, results of operations and financial condition would be negatively affected.

In addition, although our subscription licenses represent a potential source of renewable license revenue, there is also a risk that customers will not renew their licenses at the end of the subscription term. There is a further risk that the more complex and time consuming negotiations required for subscription licenses may affect our ability to close such transactions, and that customers who purchase subscription licenses may spend less in the aggregate over the term of the subscription license than if they had been required to purchase perpetual licenses. In addition, an increase in the number of subscription license renewals or multi-year terms may result in larger deferred revenues. To the extent that the subscription licensing rate is higher than we expect, we may experience a larger decline in revenues, as well as an increase in deferred revenues.

Because a significant portion of our revenues continues to be derived from production licenses, we are dependent upon the ability of our customers to develop and penetrate new markets successfully.

Our production license revenues depend both upon our ability to successfully negotiate production license agreements with our customers and, in turn, upon our customers’ successful commercialization of their underlying products. As our open-source business grows, we may not be able to rely on receiving per unit fees from our customers. For our open-source business, we may instead need to rely on other fees to compensate for the production license fees that we have traditionally received for our proprietary products. Also, we derive significant revenues from customers that develop products in highly competitive and technologically complex markets such as the internet infrastructure, server and storage, digital consumer, aerospace and defense, industrial control and automotive markets. If these customers sell fewer products or otherwise face significant economic difficulties, particularly in the current global economic recession, our revenues will decline. In addition, if customers elect to purchase fewer up-front production licenses and buyout block purchases and choose instead to pay quarterly in-arrears, this may impact our revenues in certain quarters. We cannot control our customers’ product development or commercialization or predict their success. In addition, we depend upon our customers to accurately report the use of their products in order for us to collect our revenues from production licenses. Our license compliance group also works with our customers to ensure accurate reporting and payment of fees. Revenue from our license compliance activity fluctuates from quarter to quarter. If our customers are not successful with their products or do not accurately report use of their products to us, our production license revenues may decline significantly.

Demand for, and delivery of, our professional services is increasingly important to our business, and if we are not successful at managing this aspect of our business, our revenues and financial results will be negatively impacted.

Demand for our professional services has been increasing over time, and in particular reflects increased interest and demand for our open source development services, services related to open source industry-related alliances and consortia, and services engagements that lead to related product licensing revenue. This has also led to an increase in the past year in the number of larger, services engagements based on fixed price services contracts. In order to meet expected demand for our services, in recent years we have expanded our professional services capabilities by adding personnel in growth vertical markets and lower cost regions through the acquisition of MIZI Research, Inc. and S.C Comsys S.R.L. If the demand for our services does not continue to grow due to a challenging macroeconomic environment, or if we do not have the expertise, capacity or optimized business models required to meet the quickly evolving demands of key growth vertical markets and open source software and standards development, our revenues and financial results will be negatively impacted. In addition, our financial results may be impacted if due to a decrease in demand we are unable to fully utilize our professional services headcount or if we are forced to accept services engagements with lower profit margins.

Revenues from service engagements are generally recognized when the contracted services are performed and contracted future revenue from services engagements is included in deferred revenue and/or services backlog. Services backlog is not recorded on our consolidated balance sheets. In addition, the relative size of our services revenues as compared to our other revenues can affect our operating margins and earnings as we typically realize smaller gross margins on earnings generated from services engagements than earnings derived from licenses of our software solutions.

Numerous factors may cause our total revenues and net income to fluctuate significantly from period to period. These fluctuations increase the difficulty of financial planning and forecasting and may result in decreases in our available cash and declines in the market price of our stock.

A number of factors, many of which are outside our control, may cause or contribute to significant fluctuations in our total revenues and net income. These fluctuations make financial planning and forecasting more difficult. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively impact our operations. As discussed more fully below, these fluctuations also could increase the volatility of our stock price. We have experienced over recent quarters, and expect to continue to encounter, a number of industry and market risks and uncertainties that limit our market visibility and, consequently, our ability to predict future revenue, profitability and general financial performance, and that could create variability in our results of operations. Factors that may cause or contribute to fluctuations in our revenues and net income include:

•	acceptance by our customers of our current and new product offerings;

•	the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter;

•	changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels;

•	reductions in the number of engineering projects started by our customers due to their own difficult financial or economic conditions;

•	the impact of impairment charges arising from past acquisitions;

•	the success of our customers’ products from which we derive our production license revenues;

•	the mix of our revenues as between sales of products that have more upfront revenue, subscriptions that have more deferred revenues and services which have lower profit margins;

•	our ability to control our operating expenses, and fully realize the impact of the restructuring plans we have implemented;

•	our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly;

•	possible deferrals of orders by customers in anticipation of new product introductions;

•	announcements, product introductions and price reductions by our competitors;

•	our ability to manage costs for fixed-price consulting agreements;

•	seasonal product purchases by our customers;

•	the financial condition of our customers, which could result in a lower demand for our products and services;

•	the impact of, and our ability to react to, natural disasters and/or events of terrorism;

•	the impact of, and our ability to react to, business disruptions arising from or relating to internet service interruptions or computer viruses;

•	changes in business cycles that affect the markets in which we sell our products and services;

•	economic, political and other conditions in the United States and internationally;

•	foreign currency exchange rates;

•	the impact of changes to existing accounting pronouncements; and

•	the impact of any stock-based compensation charges arising from the issuance of stock options, restricted stock, stock appreciation rights or any other stock-based awards.

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

We develop and sell a substantial percentage of our products internationally. For fiscal years ended January 31, 2009 and 2008, revenues from international sales were $173.3 million, or 48% of total revenues, and $149.6 million, or 46% of total revenues, respectively. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and the Asia Pacific region. In particular, we intend to increase significantly our engineering and professional services resources in China, Korea, Romania and Canada. Risks inherent in international operations include:

•	the imposition of governmental controls and regulatory requirements;

•	the costs and risks of localizing products for foreign countries;

•	differences in business cultures and sales cycles;

•	differences in operation and sales support expenses;

•	unexpected changes in tariffs, import and export restrictions and other barriers and restrictions;

•	greater difficulty in accounts receivable collection;

•	other increased costs of doing business;

•	restrictions on repatriation of earnings;

•	exposure to adverse movements in foreign currency exchange rates;

•	the costs and difficulties associated with complying with a variety of foreign laws and domestic laws applicable to foreign operations, including the U.S. Foreign Corrupt Practices Act;

•	difficulties in operating our business in compliance with local labor laws;

•	difficulties in staffing and managing foreign subsidiaries and branch operations;

•	increased risks of intellectual property infringement and less stringent intellectual property protection laws;

•	the costs and risks of operating in countries experiencing geopolitical conflict and/or terrorism;

•	the effect of our adoption of global pricing models;

•	difficulties in integrating products and operations from foreign acquisitions;

•	the impact of local health and political crises that prohibit or severely limit travel or other interaction with a local economic market;

•	exposure to local economic slowdowns; and

•	the need to guarantee credit instruments extended to support foreign operations.

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

We occasionally receive communications from third parties alleging patent, trademark or copyright infringement, trade secret misappropriation or other intellectual property claims, and there is always the chance that third parties may assert infringement claims against us or against our customers under circumstances that might require us to provide indemnification. Growth of our open-source business increases this risk in part because many of the open-source software components that we may incorporate into or distribute with our products are developed by numerous independent parties over whom we exercise no supervision or control. Additionally, because our products are increasingly used in applications, such as network infrastructure, transportation, medical and mission-critical business systems, in which the failure of the device system could cause property damage, personal injury or economic loss, we may face product liability or professional liability claims. For example, we are defendants in a suit filed by RED.Com, Inc. (“RED”) relating to certain design services that we provided to RED. For additional information regarding this lawsuit, see Part I, ITEM 3, Legal Proceedings.

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

Our success with our proprietary products depends significantly upon the intellectual property rights embodied in our products. We currently rely on a combination of patents, copyrights, trademarks, trade secret laws, and contractual provisions to establish and protect our intellectual property rights in our technology and products. We cannot be certain that the steps that we take to protect our intellectual property will adequately protect our rights, that others will not independently develop or otherwise acquire equivalent or superior technology, or that we can maintain our technology as trade secrets. In addition, discovery and investigation of unauthorized use of our intellectual property is difficult. We expect software piracy, which is difficult to detect, to be a persistent problem, particularly in those foreign countries where the laws may not protect our intellectual property as fully as in the United States. The risks that we face may increase as we conduct more research and development activities in China, Korea, Romania, Israel and other foreign countries. Employees, consultants, and others who participate in the development of our products may breach their agreements with us regarding our intellectual property. We might not have adequate remedies for infringement or breach of our proprietary rights by third parties, employees or consultants. Further, we have in the past initiated, and in the future may initiate claims or litigation against third parties for infringement or breach of our proprietary rights or to establish the validity of our proprietary rights. Whether or not such litigation is determined in our favor, such actions could result in significant expenses to us, divert the efforts of our technical and management personnel from productive tasks or cause product shipment delays.

The costs associated with acquisitions and investments could disrupt our business and harm our operating results.

We anticipate that, as part of our business strategy, we will continue to evaluate acquisition and investment opportunities in businesses, products and technologies that complement ours. For example, in October 2008, we acquired 99% of the outstanding shares of MIZI Research, Inc., a privately held Korean company, and, in February 2009, we acquired all of the outstanding shares of Tilcon Software Limited, a privately held Canadian company. These investments and acquisitions can be expensive and often require us to dedicate significant time and resources to the process. We have incurred significant costs in connection with acquisition transactions in prior fiscal years and may incur significant costs in connection with future transactions, whether or not they are consummated. Acquisitions involve additional risks including, among others, difficulties in integrating the operations, technologies, and products of the acquired companies; diverting management’s attention from normal daily operations of the business; and potential difficulties in completing projects associated with in-process research and development. If we cannot successfully manage the integration of businesses we may acquire or are unable to realize the benefits of, or anticipated revenues from, our acquisitions, our business, financial condition and operating results could suffer.

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

Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and other personnel, many of whom would be difficult to replace. We believe our future success will also depend, in large part, upon our ability to attract and retain highly skilled managerial, engineering, sales and other personnel, and upon the ability of management to operate effectively, both individually and as a group, in geographically disparate locations. In addition, reductions in force or reductions in employee benefits could potentially make attracting and retaining qualified employees more difficult in the future. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively affect our ability to sell our products.

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

A change in any accounting pronouncements, such as the adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, effective in the first quarter of fiscal 2010, or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

The complexity of accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could materially affect our financial results for a given period.

Although we use standardized agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in multi-element license and services transactions. As our transactions have increased in complexity, particularly with the sale of larger, multi-element transactions, negotiation of mutually acceptable terms and conditions may require us to defer recognition of revenue on such licenses. For example, we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended; however, more complex, multi-element transactions require additional accounting analysis to account for them accurately. Errors in such analysis in any period could lead to unanticipated changes in our revenue accounting practices and may affect the timing of revenue recognition, which could adversely affect our financial results for any given period. If we discover that we have interpreted and applied revenue recognition rules differently than prescribed by generally accepted accounting principles in the U.S., we could be required to devote significant management resources, and incur the expense associated with an audit, restatement or other examination of our financial statements.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during fiscal year 2009, our stock had an intra-day high sales price of $12.99 and an intra-day low sales price of $6.07. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. Over the past six months, the U.S. and international stock market indices have experienced significant declines, and these general market trends have adversely impacted the trading price of our common stock. Furthermore, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

We own our corporate headquarters in Alameda, California. The campus provides approximately 273,000 square feet of office space. We also lease a number of sales, services, customer training, manufacturing, and research and development offices for current use consisting of approximately 378,000 square feet in various locations in North America, EMEA, Japan and the Asia Pacific region. We believe that our facilities are adequate to meet our current and anticipated business needs.

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

RED.Com, Inc. Litigation

On November 14, 2008, RED.Com, Inc. (doing business as RED Digital Camera) (“RED”) filed a complaint against us in the Superior Court of the State of California, Santa Clara County. The complaint asserts causes of action against us for fraud in the inducement, breach of contract and negligent representation in connection with a services agreement entered into between RED and us in January 2006, pursuant to which we performed certain design services related to RED’s RED ONE digital cinema camera. RED’s complaint seeks compensatory damages in an amount to be proven at trial, as well as punitive damages and attorneys’ fees and costs. On January 2, 2009, we filed an answer to RED’s complaint. We believe that RED’s complaint is without merit and intend to defend this matter vigorously. On January 2, 2009, we filed a cross-complaint against RED asserting causes of action for (i) breach of contract in connection with RED’s failure to pay outstanding invoices and (ii) for breach of contract and conversion/trespass to chattels in connection with RED’s unauthorized distribution of our VxWorks operating system to end users. Discovery has commenced. A trial date has not been set.

Derivative Litigation

Between September 8, 2006 and November 15, 2006, three separate stockholder derivative complaints were filed in the Superior Court of the State of California, Alameda County, against various of our officers and directors and naming us as a nominal defendant. On December 20, 2006, the Court consolidated these actions and appointed co-lead counsel. On February 21, 2007, co-lead counsel filed a consolidated and amended complaint (Case Number RG06288009) that asserts causes of action for accounting; breach of fiduciary duty; restitution/unjust enrichment; rescission; and violation of California Corporations Code § 25402. On February 9, 2007, a fourth, substantially identical purported shareholder derivative complaint entitled Castronovo v. Berger, et al. (Case Number RG07310636) was filed in the Superior Court of the State of California, Alameda County. We filed demurrers to the complaints in the consolidated actions and the complaint in the Castronovo action. On July 17, 2007, subsequent to the filing of those demurrers, the Court approved a stipulation of the parties consolidating the Castronovo action with the three previously filed actions, thereby obviating any ruling on the our demurrer to the complaint in the Castronovo action.

On April 2, 2008, the parties executed a Stipulation of Settlement incorporating the terms of a settlement. The settlement involved certain corporate governance changes and a payment of $750,000 by us to plaintiffs’ counsel for attorneys’ fees and expenses. On August 1, 2008, the Court entered an order approving the settlement, awarding $750,000 to plaintiffs’ counsel for their attorneys’ fees and expenses and dismissing the litigation with prejudice. There were no objections to the settlement and the deadline for any appeal of the settlement has expired. We accrued the $750,000 fee award during fiscal year 2008 and the award was paid during the third quarter of fiscal year 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol WIND. As of March 20, 2009, there were approximately 564 stockholders of record of our common stock. As of March 20, 2009, the closing price of our common stock as quoted on the NASDAQ Global Select Market was $6.35. The following table sets forth the intra-day low and high sales prices of our common stock on the NASDAQ Global Select Market for the quarters indicated:

	Low	High
Fiscal 2009
First quarter ended April 30, 2008	$6.07	$8.92
Second quarter ended July 31, 2008	7.92	12.16
Third quarter ended October 31, 2008	7.01	12.99
Fourth quarter ended January 31, 2009	6.36	9.41

Fiscal 2008
First quarter ended April 30, 2007	$9.35	$11.28
Second quarter ended July 31, 2007	9.51	11.40
Third quarter ended October 31, 2007	8.71	12.65
Fourth quarter ended January 31, 2008	7.88	13.42

Dividend Policy

We have not paid cash dividends on our common stock to date. We presently intend to retain all of our earnings for use in our business and, therefore, do not anticipate paying dividends on our common stock within the foreseeable future.

Issuer Purchases of Equity Securities

In June 2007, the Board of Directors authorized a stock repurchase program to enable us to purchase up to an aggregate of $50.0 million in shares of our common stock. We did not repurchase any of our common stock under this repurchase program during fiscal 2008. We completed this repurchase program during the first quarter of fiscal 2009.

In April and June 2008, the Board of Directors approved additional stock repurchase programs that authorized us to repurchase up to an aggregate of $100.0 million in shares of our common stock.

During fiscal 2009, we repurchased 13.0 million shares for a total cost of $105.3 million and an average of $8.12 per share inclusive of broker commissions under these stock repurchase programs. Repurchases under the Board of Directors approved plans are exclusive of shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units. We did not repurchase any of our common stock during the quarter ended January 31, 2009. As of January 31, 2009, approximately $45.0 million remained available for repurchases under our stock repurchase programs.

Performance Measurement Comparison

The graph below compares the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on January 31, 2004 in (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Computer & Data Processing Index. We have never paid cash dividends on our common stock. Total return is based on historical results and is not intended to indicate future performance.

The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Wind River Systems, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending January 31.

	January 31,
	2004	2005	2006	2007	2008	2009
Wind River Systems, Inc.	$100.00	$149.76	$159.67	$118.38	$100.12	95.11
NASDAQ Composite index	$100.00	$101.08	$114.61	$124.99	$120.39	73.10
NASDAQ Computer & Data Processing index	$100.00	$107.60	$119.42	$133.40	$135.91	83.71

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and with the consolidated financial statements presented in Item 8 of this Annual Report on Form 10-K.

	Years Ended January 31,
	2009		2008		2007		2006		2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS
Net revenues	$359,664		$328,631		$285,298		$266,323		$235,400
Income (loss) from operations	6,693		(7,963)		(5,377)		23,885		12,681
Net income (loss)	10,704	(1)(3)(4)	(2,358	)(2)(3)	573	(3)(4)	29,295	(4)	8,165
Net income (loss) per share:
Basic	0.14		(0.03)		0.01		0.35		0.10
Diluted	0.13		(0.03)		0.01		0.33		0.09

	January 31,
	2009		2008		2007		2006		2005
	(In thousands)
BALANCE SHEET
Working capital	$26,588		$52,725		$45,624		$19,290		$13,413
Total assets	478,999		563,919		498,565		483,244		452,254
Convertible subordinated notes, excluding current portion, and other long-term obligations	7,541		6,919		2,898	(5)	2,420	(5)	76,543	(5)
Stockholders’ equity	285,390		365,592	(6)	324,134		303,447		255,945

(1)	Net income and net income per share include a non-cash impairment charge of $12.3 million related to the carrying value of our goodwill and intangible assets associated with the Device Test business included within the All Other reportable segment.

(2)	Net (loss) and net (loss) per share include a non-cash impairment charge of $2.8 million related to the partial write-off of certain purchased and other intangible assets.

(3)	Net income (loss) and net income (loss) per share include stock-based compensation expense of $16.5 million, $21.3 million and $22.5 million for fiscal 2009, 2008 and 2007, respectively, related to the prospective adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, on February 1, 2006 and restricted stock awards issued in the Interpeak acquisition. See Note 9, “Common Stock,” and Note 10, “Stock-based Compensation Plans,” in Item 8 of this Annual Report on Form 10-K for further information.

(4)	Net income and net income per share include the release of certain international deferred tax valuation allowances totaling approximately $1.2 million, $2.8 million and $6.8 million for fiscal 2009, 2007 and 2006, respectively.

(5)	See Note 6, “Convertible Subordinated Notes,” in Item 8 of this Annual Report on Form 10-K for further details.

(6)	The opening accumulated deficit balance within stockholders’ equity includes the impact of adopting Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences, in the first quarter of fiscal year 2008. The adoption resulted in a cumulative effect adjustment of $1.3 million, which was recorded as an increase to accumulated deficit as of February 1, 2007. See Note 1, “The Company and Summary of Significant Accounting Policies,” in Item 8 of this Annual Report on Form 10-K for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Operating and Financial Summary

Wind River is a global leader in Device Software Optimization (DSO). We develop, market and sell operating systems, middleware and software development tools that allow our customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. We offer our customers a choice of leading real-time, proprietary operating systems and open-source, commercial-grade Linux operating systems. We also offer our comprehensive, Eclipse-based Workbench software development suite that allows our customers to manage the design, development, debugging and testing of their device software systems, as well as leading device test solutions that allow our customers to test, diagnose and resolve defects in device software. Our customers manufacture devices as varied as set-top boxes, in-vehicle infotainment systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Our operating systems are currently deployed in millions of devices.

We market our products and services in North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region, primarily through our own direct sales organization, which consists of sales persons, field engineers and support staff. We also market and sell our products through a network of distributors and resellers, primarily in international regions, to serve customers in regions not serviced by our direct sales force. We were incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

Our Strategy

Our objectives are to strengthen our leadership position in the DSO industry and to increase our revenue and profitability. To achieve these objectives, we are pursuing the following strategic initiatives:

•

Investing in targeted growth product areas: We are focusing engineering, sales, and marketing resources in certain targeted growth product areas, including Linux platforms, Multiple Independent Levels of Security (MILS) solutions in the aerospace and defense industry and multiprocessing capabilities.

•

Driving profitability of established products: We are focusing on generating increased returns from our more established products, including our VxWorks solutions, our on-chip debugging tools and our other general purpose development tools.

•

Focusing operations: Since the beginning of our fiscal year 2009, our operations have been structured among four product divisions: VxWorks, Linux, Tools, and Device Test. We complement our product offerings in each of these divisions by offering strategic professional services to our customers. This organizational structure was designed to help us focus on new technology and market opportunities, to become more nimble and agile with our customers and partners and to drive and measure returns on our investments.

•

Targeting growth vertical markets: We are concentrating increased sales and marketing efforts in targeted growth vertical markets, including aerospace and defense (especially MILS), network equipment, mobile handsets, industrial, in-vehicle infotainment, mobile Internet devices and digital living. We are also actively evaluating opportunities for acquisitions in growth markets. During fiscal year 2009, we had significant design wins in many of these markets and, in particular, in the mobile handset and in-vehicle infotainment markets.

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

How We Earn Our Revenues

We earn our revenues from the license and sale of our products and from providing services related to our products. Our software products are licensed to our customers for their development use under a subscription license, a multiple-year term license or a perpetual license. Customers who purchase a subscription license are charged per term, typically an annual fee, renewable at the election of the customer. Customers who purchase a multiple-year term license are charged an upfront fee, which covers the term of the license. Customers who purchase a perpetual license are generally charged a one-time, up-front fee. Once development is completed, whether under a subscription license, a term license or a perpetual license, we also generally charge our customers a production license fee for every copy of our proprietary software included in the final, manufactured device. Customers either report their usage on a quarterly basis or purchase a block of production licenses in advance of use. We also earn revenue for support and maintenance services for our products, which includes telephone support and provision of updates. For products licensed under a perpetual license, support and maintenance may be purchased for a separate fee. For products licensed under a multiple-year term license, the support and maintenance is purchased with a separate fee on an annual, renewable basis, and includes upgrades. For products licensed under a subscription license, support and maintenance is included in the per-term fee, and includes upgrades. In addition, we also charge customers for other services related to our products, such as training and professional services. Our training services are generally purchased for a fixed fee, while our professional services are available on both a time-and-materials and fixed price contract basis. Our professional services are designed to assist our customers with the design and development of a completed device or application and may include project managed custom hardware development, software development and product integration.

Our product revenues are comprised of revenues from perpetual and term licenses; the revenues that we receive for all production licenses, whether related to development under a perpetual license, term license or a subscription license; and hardware revenues. Our subscription revenues are derived from revenues from our subscription licenses, not related to production fees, and includes support and maintenance provided to these customers. Our services revenues are derived from our professional services revenues and training, as well as revenues for support and maintenance of our products under perpetual and term licenses. Summarized below is a tabular representation of the components of our revenue categories:

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

Key Operating and Financial Metrics

Members of our senior management team regularly review key operating and financial metrics such as net revenues, gross margin, operating margin, earnings per share, operating cash flows, deferred revenues and services backlog. These metrics allow management to monitor the growth, momentum and profitability of our business and to evaluate any necessary areas for investment or, in contrast, for improved efficiencies and effectiveness.

Recent Operating Results

During fiscal year 2009, we continued to grow revenue and to generate positive cash flows from operations. Growth in revenue was due primarily to increases in perpetual and multi-year term license revenues and, to a lesser extent, increases in subscription revenues and other service revenues.

Our total revenues were $359.7 million in fiscal 2009 compared to $328.6 million in fiscal 2008, an increase of $31.0 million or 9%. In fiscal 2008, our revenues increased by $43.3 million or 15% compared to revenues of $285.3 million in fiscal 2007. Our net income was $10.7 million or $0.13 per diluted share in fiscal year 2009. Our net loss in fiscal 2008 was $2.4 million or $0.03 per diluted share and our net income in fiscal 2007 was $573,000 or $0.01 per diluted share.

Our total deferred revenue decreased by 2% to $132.2 million at January 31, 2009 from $134.5 million at January 31, 2008. The decrease in fiscal 2009 was due to lower sales of new subscription contracts resulting partly from customer purchases under our multi-year term license model in lieu of renewing these contracts. The decline in fiscal 2009 was partially offset by increased maintenance deferred revenues related to multi-year term license transactions invoiced during fiscal 2009 and a large perpetual contract that was executed during the first quarter of fiscal 2009. Short-term deferred revenues decreased by 5% to $114.5 million at January 31, 2009 from $119.9 million at January 31, 2008. Of the total deferred revenue balance at January 31, 2009, $17.8 million related to deferred revenue classified as long-term.

We generated cash flows from operations of $54.5 million in fiscal 2009 compared to $42.6 million in fiscal 2008 and $55.7 million in fiscal 2007. Cash provided by operating activities increased by $11.9 million in fiscal 2009 compared to fiscal 2008, due primarily to the growth in earnings and strong cash collections. Cash provided by operating activities declined by $13.1 million in fiscal 2008 compared to fiscal 2007, due primarily to slower growth in deferred revenue and increased operating expenses.

We have experienced increased demand for our professional services as market and industry conditions change rapidly. Our revenue from other service revenues, which includes mostly professional services, was $59.2 million in fiscal year 2009, representing approximately 16% of our revenue, compared to $55.7 million in fiscal year 2008. The relative mix of professional services revenues to other revenues in any period can affect the amounts of our reported revenues, deferred revenues, operating margins and earnings. For example, revenues from professional services engagements are generally recognized only when the contracted services are performed, causing revenues to be reported over time; professional services engagements typically generate lower gross margins than earnings derived from licenses of our proprietary software solutions, reducing operating margins and earnings; and most of the contracted future revenue from services engagements is typically included in services backlog (which is not recorded on our consolidated balance sheets) rather than as deferred revenue.

Our open-source business, which currently includes a larger professional services component than our proprietary software business, is becoming an increasingly important part of our strategy and our expected future results. Our open-source business is growing while we have experienced at times slower growth in the proprietary component of our subscription business. If our open-source business does not grow as quickly as we anticipate or if we are not successful in licensing our open-source solutions on profitable terms, our future financial performance may be materially adversely affected.

Fiscal 2009 Developments

At the beginning of fiscal 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Device Test. This realignment was designed to help us focus on new technology and market opportunities, to become more nimble and agile with customers and partners, and to drive and measure returns on our investments. As a result of this reorganization, engineering, product management, and test personnel were allocated among the four product divisions, while sales, marketing, and other operational and support staff remain organized along functional lines. In addition, we record revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this change in structure, we have been reporting our results of operations for each of the following reportable segments since the beginning of fiscal 2009:

•

VxWorks. This segment reports the results of operations of our VxWorks product division, which develops, markets and sells our proprietary VxWorks real-time operating system and related products and services.

•

Linux. This segment reports the results of operations of our Linux product division, which develops, markets and sells our open-source-based, commercial-grade Linux operating systems and related products and services.

•

Non-Core Products and Design Services. Due to the current revenue and income contributions of these products and services, we are reporting separately in this segment our results of operations of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services.

•	All Other. This segment reports the results of operations of non-platform sales of our Tools product division and our Device Test product division, on a combined basis.

We have recast our segment disclosures for periods prior to fiscal 2009 to present these new reportable segments for all periods reported.

In addition, as a result of this reorganization, we eliminated approximately 82 positions, primarily in North America, in the first and second quarters of fiscal 2009 and recognized restructuring charges of $2.8 million related primarily to these terminations.

At the beginning of fiscal 2009, we began offering our customers the option to purchase our solutions under a multiple-year term license model with separately priced maintenance. Under this model, customers are able to enter into renewable, limited-term licenses with us, which provide them with development rights to use our products for a limited term rather than on a perpetual basis. These customers can also purchase support and maintenance for a separate fee on an annual, renewable basis, and may also obtain the right to receive upgrades in addition to updates. Under this model, we also charge our customers a production license fee for every copy of our proprietary software included by our customer in each final, manufactured device. The term license model provides customers with another method to access our technology that meets their budgetary and cash flow requirements. Term license revenues were approximately 7% of total revenues for fiscal year 2009.

Under applicable accounting rules, for a multiple-year term license, the majority of license revenue is recognized in the quarter in which the products are delivered and a smaller amount relating to the fair value of maintenance is deferred and recognized subsequently over the maintenance period. By contrast, under the subscription-based enterprise license model that has been offered to customers since November 2002, revenue is recognized ratably over the subscription period. Therefore, an order for a multiple-year term license will result in higher current-quarter revenue than an equal-size order for a subscription-based enterprise license, but will result in decreased deferred revenue compared to the subscription-based enterprise license. We anticipate that a number of customers will transition from enterprise licensing to multiple-year term licensing in fiscal 2010 and this may impact the timing of our reported revenues; however, there is a risk that the adoption of the term license model may not continue to increase at the same rate in the future either due to the current macro economic environment or otherwise. The timing, size, or mix of multiple-year term licensing orders and enterprise licensing orders in any given year can vary and may consequently have an impact on that year’s reported revenues.

Recent Developments

In the fourth quarter of fiscal 2009, we recorded an impairment charge of $12.3 million related to goodwill and other intangibles associated with Device Test business included within the All Other reportable segment. During the fourth quarter of fiscal 2009, economic conditions and a rebalancing in our strategic product portfolio related to our Device Test reporting unit following our annual planning process for fiscal 2010, led us to conclude that there were sufficient indicators to require us to perform a goodwill impairment analysis for that reporting unit. The impairment was determined by calculating the fair value of the Device Test reporting unit using the income approach, which assesses fair value based on future discounted cash flows. We assumed a cash flow period of 9 years and a discount rate of 21%. The result of the analysis indicated that the fair value of this reporting unit was negative and therefore the entire goodwill balance associated with this reporting unit was fully impaired. As a result, in the fourth quarter of fiscal 2009, we recorded an impairment charge of $12.3 million related to goodwill and purchased and other intangibles associated with Device Test business included within the All Other reportable segment.

In February 2009, we implemented a restructuring plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, approximately 38 employee positions were eliminated, including employees from our Device Test division, in the first quarter of fiscal year 2010. We expect to incur total restructuring and other charges ranging from $1.0 million to $1.2 million in connection with this restructuring plan. Substantially all of the charges will relate to cash-based severance costs. We recorded $48,000 of these costs during the fourth quarter of fiscal 2009 related to statutory and other predefined severance benefit plans for employees that management committed to a plan to terminate prior to the end of fiscal 2009. We expect to incur a substantial majority of the remaining charges during the first quarter of fiscal year 2010, and anticipate annual cost savings of approximately $3.5 million to $4.5 million in connection with this restructuring plan. In addition, we have taken other cost saving actions in fiscal 2010 such as reducing employee benefits and compensation costs for existing employees.

Acquisitions

In February 2009, we acquired all of the outstanding shares of Tilcon Software Limited (“Tilcon”), a privately held company based in Ottawa, Canada that focuses on providing embedded graphics solutions, for approximately $3.5 million in cash consideration. In addition, in connection with this acquisition, we agreed to pay potential retention and performance bonuses of up to an aggregate of $1.0 million. With this acquisition, we acquired proprietary embedded graphical user interfaces that will enhance the value of our VxWorks and Wind River Linux software platforms across multiple device types and target. The acquisition will be accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R also changes the accounting of contingent purchase consideration, requires the capitalization of in-process research and development at fair value, and prescribes the expensing of restructuring and acquisition related costs. We adopted SFAS 141R in the first quarter of fiscal 2010 and continue to evaluate the potential impact of the adoption on our consolidated financial statements.

On October 15, 2008, we completed the acquisition of approximately 99% of the outstanding shares of MIZI Research, Inc. (“MIZI”), a privately held company based in Korea. MIZI was an independent software company that specializes in the development of embedded Linux-based mobile application platforms. This acquisition enabled us to gain access to mobile expertise that can be leveraged across our various mobile alliances as well as accelerate our mobile services presence in the Asia Pacific region. The total acquisition consideration was approximately $16.6 million, comprised of approximately $15.8 million in cash consideration, plus acquisition related costs. In addition, in connection with the acquisition, we agreed to pay potential retention and performance bonuses of up to an aggregate of $1.75 million, of which $142,000 was accrued at January 31, 2009, which will be payable and recognized as compensation expense, if certain specified future service and performance criteria are met. We accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, the total consideration was allocated to the intangible assets acquired and tangible assets and liabilities assumed, based on their estimated fair values. See Note 2, “Acquisitions, Goodwill and Purchased Intangibles,” in the notes to the accompanying consolidated financial statements for additional information regarding this acquisition.

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

Revenue Recognition

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under our perpetual and term licensing models and from sales of our hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under our enterprise licensing model, including items such as development tools, an operating system, various protocols and interfaces and maintenance, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. We present revenue net of sales taxes in our consolidated statements of operations.

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

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time delivery has occurred for perpetual and term licenses and ratably over the related term for subscription licenses. Sales to distributors are generally recognized as noted above provided that we have evidence of an end-user agreement.

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

In certain arrangements, we have contracted to provide fixed-price professional services with no corresponding software deliverable. In these instances, we have recognized revenue in accordance with the provisions of SAB 104. With respect to these sales, we evaluate the terms of sale and recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred.

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

Estimating sales returns and other allowances, and allowance for doubtful accounts

We record estimated reductions in revenue for potential returns of products by customers and other allowances. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported revenue could result. The provision for sales returns and other allowances was $860,000 and $1.8 million at January 31, 2009 and 2008, respectively. The decrease was due primarily to the expiration of a contingency on a large contract during fiscal 2009. The provision represents 0.2% and 0.5% as a percentage of net revenues, for fiscal years 2009 and 2008, respectively.

Similarly, management makes estimates of the non-collectability of accounts receivables, specifically analyzing accounts receivable and historical bad debts, geographic concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, when evaluating the adequacy of the allowance for doubtful accounts. In addition to the identification of individual specific doubtful accounts receivable, we provide allowances for other accounts receivable based on our historical experience. If management were to make different judgments or utilize different estimates, material differences in the amount of our reported operating expenses could result. The allowance for doubtful accounts was $1.3 million and $734,000 at January 31, 2009 and 2008, respectively. The allowance represents 1.6% and 0.8% as a percentage of gross accounts receivable, as at January 31, 2009 and 2008, respectively. See Note 1, “The Company and Summary of Significant Accounting Policies,” in the notes to consolidated financial statements for a summary of activities during the years reported.

Valuation of long-lived assets, including goodwill and purchased intangibles

Goodwill and purchased intangibles. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. These include acquired customer base, technological know-how, trademarks, assembled workforce and goodwill. Intangible assets, other than goodwill are amortized over the estimated useful lives ranging from two to seven years under a method that reflects the pattern in which the economic benefits of intangible asset are consumed or otherwise used. If that pattern cannot be reliably determined, a straight-line amortization method is used. Significant management judgment is involved in assessing the fair value of goodwill and purchased intangible assets acquired. The primary methods used to determine the fair value of assets acquired is the income approach, under which we must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets, and the market approach, under which we compare the value of our business unit to publicly-traded companies in similar lines of business.

At the beginning of fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives. As part of this plan, we reorganized our operations into four product divisions: VxWorks, Linux, Tools and Device Test. In addition, we record revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this change in structure, we have commenced reporting the results of our operations under four reportable segments: VxWorks, Linux, Non-Core Products and Design Services, and All Other. In connection with this reorganization, we also changed our reporting units for goodwill impairment testing from one to five reporting units consisting of VxWorks, Linux, Non-Core Products and Design Services, Tools and Device Test. Consequently, at the beginning of fiscal 2009, we performed an interim goodwill impairment review and allocated our goodwill from acquisitions prior to the reorganization to these five reporting units based on the relative fair value of each unit at that time. In performing this review, we used a combination of the income approach based upon nine years of cash flow forecasts together with a residual cash flow and discount rates ranging from 15% to 17%, and the market approach, to assess the fair value of each reporting unit. Goodwill from acquisitions subsequent to the reorganization will be allocated to these reporting units based on the nature of the operations, technologies and products of the acquired company.

Impairment of long-lived assets, including goodwill. We evaluate the recoverability of our long-lived assets such as property and equipment and intangible assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and in addition for the recoverability of goodwill in connection with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 144 requires the recognition of the impairment of long-lived assets when circumstances indicate an impairment has occurred and in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Accordingly, we evaluate asset recoverability when an event occurs that may impair recoverability of the asset. We determine the recoverability of the carrying amount of each asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the asset, the contract or product supporting the asset. In the case of purchased intangibles and capitalized software development costs, we periodically review the recoverability of the asset’s value and its estimated useful life by evaluating its products with respect to technological advances, competitive products and the needs of its customers. A significant portion of our long-lived assets, including goodwill, is located in North America.

We review goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS 142. The primary methods used to determine the fair value of goodwill for impairment purposes are the income and market approaches. Goodwill was $108.1 million at January 31, 2009 and $114.4 million at January 31, 2008 and purchased intangibles, net, were $10.9 million and $5.0 million at January 31, 2009 and 2008, respectively. If we made different judgments, material differences in the amount of fair value assigned to purchased intangibles and goodwill could arise. At June 30, 2008, the date of our annual goodwill impairment test, the fair value of each of our reporting units was more than 100% in excess of the carrying value of each reporting unit. We evaluate cash flows at the lowest operating level and the five reporting units that we have identified may make impairment more probable than it would be at a company with fewer reporting units.

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

In the fourth quarter of fiscal 2009, we recorded an impairment charge of $12.3 million related to goodwill and other intangibles associated with Device Test business included within the All Other reportable segment. During the fourth quarter of fiscal 2009, economic conditions and a rebalancing in our strategic product portfolio related to our Device Test reporting unit following our annual planning process for fiscal 2010, led us to conclude that there were sufficient indicators to require us to perform an interim goodwill impairment analysis for that reporting unit. The impairment was determined by calculating the fair value of the Device Test reporting unit using the income approach, which assesses fair value based on future discounted cash flows. We assumed a cash flow period of 9 years and a discount rate of 21%. The result of the analysis indicated that the fair value of this reporting unit was negative and therefore the entire goodwill balance associated with this reporting unit was fully impaired. As a result, in the fourth quarter of fiscal 2009, we recorded an impairment charge of $12.3 million related to goodwill and purchased and other intangibles associated with Device Test business included within the All Other reportable segment.

Given the current macro economic environment and the uncertainties regarding the potential impact on our business, if forecasted revenue, operating results and cash flows of certain reporting units are not achieved it is reasonably possible that an impairment review may be triggered for goodwill and long-lived assets during fiscal 2010. If a triggering event causes an impairment review to be required, or if our revenue, operating results and cash flows are determined not to have been achieved at forecasted levels during our annual goodwill impairment review in the second quarter, it is not possible to determine if an impairment charge would result or if such charge would be material.

In fiscal 2008, we recorded an impairment charge of $2.8 million related to purchased and other intangibles acquired as part of the acquisition of the RTLinux business in February 2007.

Valuation of Investments

We invest our excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset-backed and other securities. As of January 31, 2009 and 2008, the aggregate fair value of our investment portfolio was $90.3 million and $142.5 million, respectively. We account for our portfolio in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, we determine the appropriate classification of debt and other securities at the time of purchase and re-evaluate such designation as of each balance sheet date. As of January 31, 2009 and 2008, we classified all of our debt and other securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of other comprehensive income (loss) on our consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on our consolidated statement of operations in the period of sale.

We measure our investment in accordance with the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”) and FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. We have engaged a third party financial institution as our portfolio custodian that has separately contracted with an independent pricing service to provide fair value measurements of our investment portfolio. Based on the types of inputs that the independent pricing service uses to derive the fair value of investment portfolio, we assign individual securities to Level 1, 2 or 3 of the SFAS 157 fair value hierarchy. Since we use the pricing service to assist us to value our securities in active markets and to group such securities into the SFAS 157 fair value hierarchy, we have implemented review procedures to ensure that the inputs used in the valuation process are market-based measures from the perspective of market participants and the inputs used in the valuation process correspondence to the appropriate SFAS 157 fair value hierarchy classification. Additionally, we obtain pricing information from other pricing sources for comparison purposes to ensure that the pricing models used by the independent pricing service are consistent with industry standards and provide a reasonable approach for us to obtain comparable pricing not only between individual securities, but also between values reported by us and other companies holding similar investments. While determining the fair value of a security in a market that is not active, we place less reliance on pricing service quotes that do not reflect the result of market transactions and apply unobservable inputs and management judgment about the assumptions that market participants would use in pricing the securities based on the best information available.

As of January 31, 2009, of the $90.3 million aggregate fair value of our investment portfolio, $87.5 million related to available-for-sale investments are classified as Level 2 as these investments are not actively traded and are valued using pricing models that use observable market inputs; the remaining $2.8 million relates to investments in the Reserve Primary Money Market Fund and the Reserve International Fund (the “Reserve Funds”), which are classified as Level 3 as the Reserve Funds are valued using unobservable inputs and management judgment due to the absence of comparable quoted market prices and inherent lack of liquidity for these funds. Total financial assets at fair value classified within Level 3 were less than 0.6% of total assets on our consolidated balance sheet as of January 31, 2009.

We regularly review our investments in unrealized loss positions for other-than-temporary impairments in accordance with FASB Staff Positions Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the “FSPs”). The application of the FSPs to securities in unrealized loss positions is complex and requires reliance on significant quantitative and qualitative assumptions and estimates regarding credit ratings, collateralization, the length of time and significance of the loss position and our intent and ability to hold to maturity or forecasted recovery. Unrealized losses on other-than-temporarily impaired securities are recorded in other income (expense), net on the consolidated statement of operations in the period that we determine that an other-than-temporary impairment has occurred.

During fiscal year 2009, we determined that a corporate debt security and seven asset-backed and other securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $1.1 million related to these securities. In addition, during fiscal year 2009, we recorded other-than-temporary impairment losses of $273,000 related to our investments in the Reserve Funds because the Reserve Funds held securities issued by Lehman

Brothers, which filed for bankruptcy protection on September 15, 2008. To determine the fair value for the investment in the Reserve Funds, we changed our valuation technique from the market approach for our investment in the Reserve Funds to Level 3 analyses, under which the Reserve Funds are valued using unobservable inputs and management judgment due to the absence of comparable quoted market prices and inherent lack of liquidity for these funds. Based on the outcomes of these analyses, we concluded that the fair value of our investment in the Reserve Funds was lower than their carrying value and, as a result, recorded an other-than-temporary impairment charge for $273,000 in other expense, net in the Consolidated Statements of Operations for the period ended January 31, 2009. Changes in market conditions could result in further adjustments to the fair value of these investments. The total recorded other-than-temporary impairment losses were $1.4 million during fiscal year 2009. Other-than-temporary impairment charges were $368,000 in fiscal year 2008.

Based on publicly available information, numerous pending or threatened claims and lawsuits have been asserted against the Reserve Primary Money Market Fund, however the outcomes of these claims and lawsuits are currently unknown. If there are adverse outcomes or developments, an incremental impairment of our holdings in the Reserve Primary Money Market Fund may be required.

As of January 31, 2009, we determined that no other securities in our investment portfolio were other-than-temporarily impaired. The total gross unrealized losses for securities in our investment portfolio at January 31, 2009 were $1.2 million. If these securities experience deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value, further other-than-temporary impairments could occur.

Accounting for Income Taxes

Significant management judgment is required in determining our provision for income taxes, income tax liabilities, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Judgment is applied to estimate taxable income by jurisdiction and our ability to utilize any unexpired credits and/or net operating losses. We are subject to income tax audits in all of the jurisdictions in which we operate and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, we must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. To the extent that we establish a reserve, our provision for income taxes would be increased. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be. During fiscal 2008, we realized benefits of approximately $410,000 arising from meeting certain recognition criteria relating to research and development tax credits as well as the expiration of the statute of limitation in a foreign jurisdiction. No such tax benefits were recognized during fiscal year 2009. Our tax rate may also vary based on our results and the mix of income or loss amongst the domestic and foreign tax jurisdictions in which we operate.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have recorded a net deferred tax asset of $6.5 million and $9.9 million, related to our international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets at January 31, 2009 and 2008, respectively. In fiscal 2009 we released the valuation allowance against the deferred tax assets in Japan, which caused an incremental tax benefit of $1.2 million to be recognized in fiscal 2009. In fiscal 2008 we did not release any of the valuation allowances against our deferred tax assets. The valuation allowance at January 31, 2009 is $59.4 million and relates to deferred tax assets held in the United States.

Should we determine that it is more likely than not that our U.S deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While we have experienced an increase in profitability during the year ended January 31, 2009 compared to the prior year, the significant uncertainty in the current economic climate, including our ability to continue to maintain and grow our term license revenues, makes it difficult to objectively verify the impact on our future profitability. Accordingly, considering this and other evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized at this time. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on our future profitability, it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

Stock-based Compensation

We account for stock-based compensation related to stock-based transactions in accordance with the provisions of SFAS No. 123 (revised 2004), Shared-Based Payment, (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

We calculate the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on a combination of historical and market-based implied volatility from traded options on our common stock. We believe that using a combination of historical and market-based implied volatility from traded options on our common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. The computation of expected lives was determined based on our historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The ranges provided result from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, we apply an expected forfeiture rate when amortizing stock-based payment expense. Our estimate of the forfeiture rate is based primarily upon our historical experience. To the extent we revise this estimate in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.

We calculate the fair value of each restricted stock award based upon the closing price of our common stock on the date of grant. The associated stock-based compensation expense is amortized over the related vesting period. Over the last two years we have begun to grant employees a mixture of stock options and restricted stock units. A change in the number of options or restricted stock units that are granted, the associated vesting period, the stock price or the assumptions underlying our Black-Scholes valuation for stock options, could cause the amount of stock compensation that is recorded to vary.

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

As of January 31, 2009, there is approximately $20.5 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Results of Operations for the Years Ended January 31, 2009, 2008 and 2007

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues, in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual and term licensing models, and from sales of our hardware. Subscription revenues consist of revenues from the licensing of products and services under our subscription-based enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenues during fiscal year 2009, 2008 and 2007:

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
Product revenues	$137,831	$117,211	$115,105	38%	36%	40%
Subscription revenues	127,833	122,878	99,360	36	37	35
Service revenues	94,000	88,542	70,833	26	27	25

Total revenues, net	$359,664	$328,631	$285,298	100%	100%	100%

Total revenues increased 9% in fiscal 2009 compared to fiscal 2008 and increased 15% in fiscal 2008 compared to fiscal 2007. The increase in total revenues in fiscal 2009 compared to 2008 was due primarily to an increased volume of product revenues, related to increased levels of business and customer purchases under our multi-year term license model partly in lieu of renewing subscription contracts and, to a lesser extent, due to increased subscription revenues and other service revenues. Term license revenues were approximately 7% of total revenues during fiscal year 2009. The increase in total revenues in fiscal 2008 compared to 2007 was primarily due to an increased volume of subscription and service revenues and, to a lesser extent, product revenues.

Product Revenues Product revenues are comprised of perpetual development license revenues, including hardware revenues, term license revenues and production license revenues from perpetual licenses, term license and subscription licenses. The table below sets forth information for such components.

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
Perpetual and term license revenues	$63,861	$36,156	$37,669	17%	11%	13%
Production license revenues	73,970	81,055	77,436	21	25	27

Total product revenues	$137,831	$117,211	$115,105	38%	36%	40%

Perpetual and term license revenues increased 77% or $27.7 million in fiscal 2009 compared to fiscal 2008 and declined 4% or $1.5 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 was primarily related to a higher volume of revenues recognized under our term license model. In addition, the increase was also attributable to a large perpetual license deal recognized in revenue in the first quarter of fiscal 2009. The decrease in fiscal 2008 both in absolute dollars and as a percentage of net revenue was attributable to lower product sales, due primarily to the continued customer adoption of subscription-based development licenses and was partially offset by incremental revenues from the Interpeak acquisition. The decrease in fiscal 2008 was also partially offset by a large perpetual license contract signed in fiscal 2008 and by the recognition of revenue in fiscal 2008 under another contract that had previously been deferred, as the revenue recognition criteria had not been met until fiscal 2008. We expect perpetual revenues, term license revenues and hardware revenues to be relatively flat in absolute dollars in fiscal 2010. Term license revenues can fluctuate from quarter to quarter depending on the rate of customer adoption of our multi-year term license model.

Production license revenues declined 9% or $7.1 million in fiscal 2009 compared to fiscal 2008 and increased 5% or $3.6 million in fiscal 2008 compared to fiscal 2007. The decrease in fiscal 2009 was primarily related to a lower volume of production license block purchases and lower license compliance revenues. The increase in fiscal 2008 was due primarily to the increased revenues from our license compliance programs. We expect production license revenues to be flat or slightly lower in absolute dollars in fiscal 2010.

Subscription Revenues Subscription revenues increased 4% or $5.0 million in fiscal 2009 compared to fiscal 2008 and increased 24% or $23.5 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 was primarily attributable to the ratable recognition of subscription revenues from higher volumes of subscription business with our customers in the prior year. The increase in fiscal 2008 resulted primarily from the increasing volume of our subscription business. We expect subscription revenues to decrease slightly in absolute dollars in fiscal 2010, as the adoption of our multi-year term license model continues and customers elect to replace subscription licenses with these term licenses.

Service Revenues Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
Maintenance revenues	$34,812	$32,832	$31,066	10%	10%	11%
Other service revenues	59,188	55,710	39,767	16	17	14

Total service revenues	$94,000	$88,542	$70,833	26%	27%	25%

Maintenance revenues increased by 6% or $2.0 million in fiscal 2009 compared to fiscal 2008, and increased by 6% or $1.8 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 was primarily related to maintenance revenues associated with the higher volume of revenues recognized under our multi-year term license model. The increase in fiscal 2008 was due primarily to the recognition of certain contracts, which had been previously deferred, as the revenue recognition criteria had not been met until fiscal year 2008. We expect maintenance revenues to increase in fiscal 2010 as a result of expected increases in the adoption of our multi-year term license business model by our customers.

Other service revenues, which consist of professional services and training, increased 6% or $3.5 million in fiscal 2009 compared to fiscal 2008 and increased 40% or $15.9 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 resulted from higher levels of business with certain large customers, particularly in the consumer and industrial and automotive vertical markets. The increase in fiscal 2008 was due to increased business levels and demand for our professional services expertise, in particular product customization in the aerospace and defense and consumer vertical markets and an increase in professional service revenues related to our open-source business. During fiscal years 2009, 2008 and 2007, we generated $30.8 million, $16.5 million, and $9.3 million, respectively, in revenue from fixed-price services contracts. The increases in fixed-price services revenue in fiscal 2009 and 2008 were primarily related to larger contracts associated with our Linux business. Fixed-price services contracts are generally accounted for under the percentage-of-completion method of accounting. Time-and-materials services contracts are generally recognized as services are performed. We expect overall services revenue to continue to increase in fiscal 2010.

Our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has increased by $3.7 million or 20% from $18.7 million at January 31, 2008 to $22.4 million at January 31, 2009. The change reflects the impact of one large contract that was signed during the second quarter of fiscal 2009 and an increase in the overall volume of professional service consulting business with our customers. We expect that most of our services backlog will be billed and delivered within the next 12 months, but service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our services backlog, which is not reflected on our balance sheet, is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

Revenues by Segment

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
VxWorks	$260,537	$242,639	$217,885	72%	74%	76%
Linux	45,428	30,865	11,192	13	9	4
Non-Core Products and Design Services	27,561	29,550	29,128	8	9	10
All Other	26,138	25,577	27,093	7	8	10

Total revenues, net	$359,664	$328,631	$285,298	100%	100%	100%

Our VxWorks segment comprises our proprietary VxWorks real-time operating system and related products and services. VxWorks revenues increased by 7% or $17.9 million in fiscal 2009 compared to fiscal 2008 and increased by 11% or $24.8 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 was attributable to growing demand for our VxWorks platforms licensed under our term license model and a large perpetual license transaction recognized in revenues in fiscal year 2009. The increase in fiscal 2008 was primarily due to a higher volume of business including professional service projects.

Our Linux segment comprises our open-source-based, commercial-grade Linux operating systems and related products and services. Linux revenues increased by 47% or $14.6 million in fiscal 2009 compared to fiscal 2008 and increased by 176% or $19.7 million in fiscal 2008 compared to fiscal 2007. The increases in fiscal 2009 and 2008 were attributable to growing demand for our Linux platforms and services primarily in our networking, automotive and digital consumer markets.

Our Non-Core Products and Design Services segment consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services. Non-Core Products and Design Services revenues decreased by 7% or $2.0 million in fiscal 2009 compared to fiscal 2008 and increased by 1% or $422,000 in fiscal 2008 compared to fiscal 2007. The decrease in fiscal 2009 and increase in fiscal 2008 relates primarily to lower levels of business in fiscal 2009 and a large perpetual and production license contract recognized in revenue in fiscal 2008.

Our All Other segment includes our development tools, common technologies, device test products and related services. All other segment revenues increased by 2% or $561,000 in fiscal 2009 compared to fiscal 2008 and decreased by 6% or $1.5 million in fiscal 2008 compared to fiscal 2007. The increase in fiscal 2009 was attributable to increased revenues related to our Device Test product division and customer purchases under our multi-year term license model. The increase was partially offset by a decline in revenues of our Tools product division. The decrease in fiscal 2008 was due primarily to the adverse impact on revenue associated with lower levels of business.

Revenues by Geography

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
North America	$186,407	$179,070	$156,521	52%	54%	55%
EMEA	91,739	77,365	65,933	26	24	23
Japan	45,741	42,398	36,043	13	13	13
Asia Pacific	35,777	29,798	26,801	9	9	9

Total revenues, net	$359,664	$328,631	$285,298	100%	100%	100%

Revenues from international sales increased 16% to $173.3 million in fiscal 2009 from $149.6 million in fiscal 2008 and increased 16% in fiscal 2008 from $128.8 million in fiscal 2007. The overall increase in international revenues for fiscal 2009 was due to a 19% increase in revenues from EMEA, an 8% increase in revenues from Japan and a 20% increase in revenues from Asia Pacific. The increase in international revenues in fiscal 2008 compared to fiscal 2007 was due to a 17% increase in revenues from EMEA, an 18% increase in revenues from Japan and an 11% increase in revenues from Asia Pacific. The general level of increased revenues in each geographic area resulted primarily from higher customer demand for our software and services, including products purchased under the term license model, both domestically and internationally. International revenues accounted for 48% of total revenues in fiscal year 2009, 46% of total revenues in fiscal 2008 and 45% of total revenues in fiscal 2007. The decrease in the percentage of revenues associated with North America during fiscal 2009 compared to fiscal 2008 was due primarily to lower levels of compliance activity and other production license revenues in fiscal 2009 in North America.

As is the case with North America, our international revenues have also been affected by the volume of subscription business, where revenue is recognized ratably over the subscription period as opposed to our perpetual and term license model where revenue is generally recognized immediately.

Our international sales are primarily denominated in United States Dollars, Euros, British Pounds, the Swedish Krona and Japanese Yen. The changes in average exchange rates between the dollar and other currencies during fiscal 2009, 2008 and 2007 impacted our international revenues and international operating expenses. These changes accounted for $2.7 million of the increase in international revenues in fiscal 2009 compared to fiscal 2008 and accounted for $4.0 million of the increase in international revenues in fiscal 2008 compared to fiscal 2007.

We expect international sales to continue to represent a significant portion of our revenues, although the percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consisted of the following:

	January 31,		Dollar Change	Percentage Change
	2009	2008
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$67,739	$83,252	$(15,513)	(19)%
Maintenance and other	46,717	36,634	10,083	28

Total current deferred revenues	114,456	119,886	(5,430)	(5)
Long-term deferred revenues:
Subscription	7,748	13,237	(5,489)	(41)
Maintenance and other	10,017	1,410	8,607	610

Total long-term deferred revenues	17,765	14,647	3,118	21

Total deferred revenues	$132,221	$134,533	$(2,312)	(2)%

Deferred subscription revenues represent customer billings and payments made in advance for software licensed over a subscription period. Subscription periods vary from annual to multi-year and are classified as such. Long-term deferred revenues represent the portion of multi-year contracts that are to be recognized as revenue in a time period greater than one year from the balance sheet date. Maintenance and other deferred revenues primarily include deferred maintenance, service and product revenues. Deferred maintenance revenues represent customer billings and payments made in advance for annual support contracts. Maintenance is typically billed on a per annum basis in advance and revenue is recognized ratably over the maintenance period. Deferred service revenues include pre-payments for software consulting and training services. Revenue for these contracts is recognized as the services are performed. Deferred product revenues primarily include software license transactions that are not separable from subscription or consulting services.

Our total deferred revenues decreased to $132.2 million at January 31, 2009 from $134.5 million at January 31, 2008. The decrease during fiscal 2009 was due to the ratable recognition of subscription contracts that commenced in fiscal 2008 and lower sales of new subscription contracts, resulting primarily from a higher mix of customer purchases under our term license model during fiscal 2009. The decline was partially offset by increased maintenance deferred revenues related to multi-year term license transactions invoiced during fiscal 2009 and a large perpetual contract that was executed during the first quarter of fiscal 2009.

Cost of Revenues

	Years Ended January 31,			Percentage of Associated Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
Product	$2,759	$2,273	$2,817	2%	2%	2%
Subscription	14,758	17,610	16,549	12	14	17
Service	64,062	58,574	44,407	68	66	63
Amortization and impairment of purchased intangibles	2,149	5,176	1,154

Total cost of revenues	$83,728	$83,633	$64,927

Gross profit	$275,936	$244,998	$220,371
Gross profit percentage	77%	75%	77%

Cost of revenues were flat in fiscal 2009 compared to fiscal 2008 and increased by $18.7 million in fiscal 2008 compared to fiscal 2007. The general increase in overall cost of revenues is primarily attributable to increased headcount and employee compensation and other personnel related costs.

Cost of Product. Product-related costs of revenues consist primarily of salaries, benefits and stock-based compensation for employees involved in production, amortization of capitalized software development costs, royalty payments to third parties for the use of their software, inventory related costs and shipping costs.

The increase in cost of product for fiscal 2009 as compared to fiscal 2008 was 21% or $486,000. The increase in absolute dollars in fiscal 2009 is primarily attributable to higher mix of product revenues and an increase in royalty costs. The increase was partially offset by decreased inventory and facility related costs. The decrease in cost of product for fiscal 2008 as compared to fiscal 2007 was 19% or $544,000. This decrease in absolute dollars was primarily attributable to lower amortization of capitalized software development costs and a decrease in inventory related costs. The decrease was partially offset by increased compensation and royalty costs.

Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products, by the amortization of capitalized software development costs and by our revenue mix which could impact the allocation of cost of revenues.

Cost of Subscription. Subscription-related costs of revenues consist primarily of salaries, benefits and stock-based compensation for employees, other direct production costs, amortization of capitalized software development costs, royalty costs to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services.

Cost of subscription decreased in absolute dollars and as a percentage of associated revenues in fiscal year 2009 compared to fiscal 2008. The decrease in fiscal 2009 was due to a decline in production costs attributable to reduced compensation costs and development costs resulting from our restructuring efforts at the beginning of fiscal 2009, and a lower allocation of production costs and maintenance and support costs to cost of subscription that resulted from a lower mix of subscription revenues. The increase in absolute dollars for fiscal 2008 was due to the overall increase in subscription revenues during the period while the decrease as a percentage of associated revenue in fiscal 2008 was due to costs which are relatively fixed being absorbed by a higher revenue base. Subscription-related production costs were $4.5 million, $5.7 million and $6.0 million during fiscal 2009, 2008 and 2007, respectively. Subscription-related maintenance and support services costs were $8.2 million, $9.8 million and $8.8 million during fiscal 2009, 2008 and 2007, respectively.

We expect cost of subscription to continue to fluctuate as a percentage of subscription revenue based on the level of sales of our subscription-based Wind River platforms. Cost of subscriptions may be affected in the future by direct production costs, amortization of capitalized software development costs, costs of distribution, royalty costs for use of third-party software in our products, the costs of providing subscription-related maintenance and support services, and by our revenue mix which could impact the allocation of cost of revenues.

Cost of Service. Service-related costs of revenues consist primarily of personnel related costs such as salaries, benefits and stock-based compensation associated with providing services, including consulting services, to customers and the infrastructure to manage a services organization, as well as costs to recruit, develop and retain services professionals.

The increase in cost of service in fiscal 2009 as compared to fiscal 2008 was 9% or $5.5 million. The increase was primarily related to an increase in compensation costs of $9.1 million, due to increased headcount in the services organization and increased incentive compensation, and an increase in facilities and information technology costs of $795,000. In addition, costs increased by $1.5 million due to a lower allocation of gross service costs to cost of subscription due to a decrease in training related activities associated with subscriptions. The increase was partially offset by a decline in outsourced consulting and outside service costs of $5.9 million related to lower utilization of third-party consultants as we integrated the consulting employees of S. C. Comsys S.R.L. and MIZI.

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

The increase in cost of services as a percentage of associated revenues in fiscal 2009 and 2008 is attributable to increased costs in the service organization and to an increase in the mix of lower margin service revenues.

We expect cost of services to continue to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization and Impairment of Purchased Intangibles. Amortization and impairment of purchased intangibles represents amortization and impairment of acquisition-related intangible assets. The decrease during fiscal 2009 as compared to fiscal 2008 was primarily attributable to a non-cash impairment charge of $2.5 million related to a partial write-off of the RTLinux business in fiscal 2008, and to a lesser extent, due to the lower amortization associated with RTL intangibles after the partial impairment. The decreases were partially offset by increased amortization related to our acquisition of the MIZI and Comsys businesses, which were completed in August 2007 and October 2008, respectively.

The increase during fiscal 2008 as compared to fiscal 2007 was due primarily to our acquisitions of Interpeak, Comsys and the RTLinux business, and the non-cash impairment charge of $2.5 million related to a partial write-off of the RTLinux intangible assets. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as we changed the sales and marketing strategy for our RTLinux products.

We expect amortization of purchased intangibles to increase in fiscal 2010 due to our acquisition of the MIZI and Tilcon businesses, which were completed in October 2008 and February 2009, respectively.

Operating Expenses

We allocate the total costs for information technology, facilities and fixed asset depreciation to each of the functional areas based on worldwide headcount data. Information technology allocated costs include salaries, employee-related costs, outside consulting costs, communication costs, hardware and software maintenance contracts costs and depreciation expense for fixed assets. Facilities allocated costs include facility rent for the corporate offices as well as shared function offices, property taxes, and certain other department operating costs. Fixed asset depreciation allocated costs include straight-line depreciation expense on buildings, leasehold improvements, computer equipment, software, furniture and office equipment.

The general increase in absolute dollars in operating expenses relates primarily to increases in employee related costs including incentive compensation. The change in average exchange rates between the U.S. dollar and other currencies between fiscal 2009 and fiscal 2007 impacted our international operating expenses. This change accounted for $2.1 million of the increase in international operating expenses, in fiscal 2009 compared to fiscal 2008, and $4.8 million of the increase in international operating expenses, in fiscal 2008 compared to fiscal 2007. Overall, foreign exchange rate movements did not have a significant impact on our total operating expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation related expenses, sales commissions, product and other marketing related expenses, facility and information technology costs and travel costs.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentages)
Selling and marketing	$135,702	3%	$131,738	17%	$112,302
As a percentage of net revenues	38%		40%		39%

The increase in selling and marketing expenses in fiscal 2009 compared to fiscal 2008 was 3% or $4.0 million. The increase primarily reflects higher employee-related costs of $3.2 million related to increased employee compensation and sales commissions. The increase during fiscal 2009 was also attributable to an increased bad debt expense of $1.3 million associated with declines in the financial position of customers as a result of the impact of the global economic recession. The increase during fiscal 2009 was partially offset by decreased marketing programs of $579,000, due to reduced marketing spend for advertising, trade shows and collateral due to the current economic environment.

The increase in selling and marketing expenses in fiscal 2008 compared to fiscal 2007 was 17% or $19.4 million. This increase was primarily due to higher employee-related costs of $17.9 million related to increased headcount, sales commissions and travel costs. The overall fluctuations were also attributable to increased outside consulting costs of $1.8 million resulting from increased investment in the sales and marketing organizations, and increased facilities, information technology and outside service costs of $1.4 million. The increases during fiscal 2008 were partially offset by decreased marketing programs of $2.1 million, which was attributable to lower costs incurred for external conferences.

We expect that selling and marketing expenses will remain flat or slightly lower in absolute dollars during fiscal 2010.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll related expenses, facility and information technology costs and consulting fees for our product research and development organization.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentages)
Product development and engineering	$83,888	3%	$81,432	11%	$73,450
As a percentage of net revenues	23%		25%		26%

The increase in product development and engineering expenses in fiscal 2009 compared to fiscal 2008 was 3% or $2.5 million. The increase primarily reflects higher employee-related costs of $5.3 million associated with increased headcount and higher employee compensation, including incentive compensation. In addition, we incurred an additional $494,000 related to business tax in China. The increase was partially offset by decreased outside consulting fees of $3.1 million, related to the transfer of third-party design services to our development center in China.

The increase in product development and engineering expenses in fiscal 2008 compared to fiscal 2007 was 11% or $8.0 million. The increase in the fiscal year 2008 was due primarily to higher employee-related costs of $5.2 million associated with increased headcount and employee compensation. Increased consulting fees of $2.1 million contributed to the overall increases in expenses resulting primarily from an increase in the utilization of engineering consultants. The overall fluctuations were also attributable to increased facilities, technology and other costs of $669,000 during fiscal 2008.

We expect product development and engineering expenses to be relatively flat in absolute dollars during fiscal year 2010 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation related expenses, facilities and information technology related expenses and external fees for professional services, such as legal and accounting.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentages)
General and administrative	$33,431	(12)%	$37,959	(5)%	$39,896
As a percentage of net revenues	9%		12%		14%

The decrease in general and administrative expenses in fiscal 2009 compared to fiscal 2008 was 12% or $4.5 million. The overall decrease reflects decreased stock-based compensation expense of $3.3 million and lower legal and consulting fees of $2.2 million, primarily related to a decrease in the use of outside services and costs associated with the derivative litigation. The decreased stock-based compensation is related to the completion of amortization of a number of grants and to a lesser extent the change in mix to the increased granting of restricted stock units rather than stock options. In addition, lower facilities, information technology and other costs of $666,000 also contributed to the decrease. These decreases were partially offset by increased employee-related costs of $1.9 million associated with increased headcount and higher employee compensation, including incentive compensation.

The decrease in general and administrative expenses in fiscal 2008 compared to fiscal 2007 was 5% or $1.9 million. The overall decrease was due primarily to lower consulting, tax, legal and accounting costs of $5.1 million, due primarily to decreased costs incurred for the Company’s historical stock option review and related litigation and certain tax accounting and planning activities undertaken during fiscal 2007. The decreases were partially offset by increased employee-related costs of $2.3 million, due primarily to increased headcount and employee compensation, and increased facilities and information technology costs of $578,000.

We expect that general and administrative expenses will remain relatively flat in absolute dollars during fiscal year 2010.

Amortization and Impairment of Goodwill and Other Intangibles. Amortization and impairment of goodwill and other intangibles represents amortization and impairment of acquisition-related intangible assets.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentages)
Amortization and impairment of goodwill and other intangibles	$13,349	1,447%	$863	190%	$298
As a percentage of net revenues	4%		—%		—%

The increase in amortization and impairment of goodwill and other intangibles for the fiscal 2009 compared to fiscal 2008 is primarily due to a non-cash goodwill impairment charge of $12.2 million related to the Device Test business which is included in the All Other reportable segment, and to the lesser extent, an increase in amortization of other intangibles related to the MIZI acquisition. During the fourth quarter of fiscal 2009, economic conditions and a rebalancing in our strategic product portfolio related to our Device Test reporting unit following our annual planning process for fiscal 2010, led us to conclude that there were sufficient indicators to require us to perform an interim goodwill impairment analysis for that reporting unit. The impairment was determined by calculating the fair value of the Device Test reporting unit using the income approach, which assesses fair value based on future discounted cash flows. We assumed a cash flow period of 9 years and a discount rate of 21%. The result of the analysis indicated that the fair value of this reporting unit was negative and therefore the entire goodwill balance associated with this reporting unit was fully impaired. As a result, in the fourth quarter of fiscal 2009, we recorded an impairment charge of $12.3 million related to goodwill and purchased and other intangibles associated with Device Test business included within the All Other reportable segment.

The increase in amortization of other intangibles for the fiscal 2008 compared to fiscal 2007 was primarily due to our acquisitions of Interpeak and the RTLinux business. During fiscal 2008, we also recorded a non-cash impairment charge of $299,000 related to a partial write-off of the RTLinux intangible assets. The impairment resulted from a decline in the projected future cash flows of the RTLinux business as we changed the sales and marketing strategy for our RTLinux products.

We expect amortization of other intangibles to increase in fiscal 2010 due to our acquisition of MIZI and Tilcon businesses, which were completed in October 2008 and February 2009, respectively.

Restructuring and Other Charges (Reversals). Restructuring and other charges consist of costs associated with restructuring programs, impairment charges and litigation settlements and related remediation efforts.

	2009	Percentage Change	2008	Percentage Change	2007
	(In thousands, except percentages)
Restructuring and other charges (reversals)	$2,873	196%	$969	(589)%	$(198)
As a percentage of net revenues	1%		—%		—%

Restructuring Charges. To better align our operations with our current business structure, we have implemented several restructuring plans. These restructuring plans have been based on certain assumptions regarding the optimal cost structure of our business and our ability to support profitable growth in the future.

At the beginning of fiscal year 2009, we adopted a reorganization plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 82 positions, primarily in North America in the first quarter of fiscal 2009. As a result, we recognized restructuring charges of $2.7 million in fiscal 2009 related to severance, medical and outplacement benefits for terminated employees. In addition, we recognized restructuring charges of $115,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom.

During fiscal 2009, in accordance with SFAS 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, we recognized additional restructuring charges of $48,000 related to severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of our restructuring plan, which was implemented in February 2009. Approximately 38 employee positions were eliminated, including employees from the Device Test division, primarily in the first quarter of fiscal year 2010. We expect to incur total restructuring and other charges ranging from $1.0 million to $1.2 million in connection with this restructuring plan. Substantially all of the charges will relate to cash-based severance costs. We anticipate cost savings of approximately $3.5 million to $4.5 million in fiscal 2010 associated with this restructuring program.

During fiscal year 2008, we partially vacated a leased facility located in the United Kingdom. As a result, we recognized a total charge of $309,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $43,000 related to other exit costs. During fiscal year 2008, we also recognized restructuring charges of $327,000 related to severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of our reorganization plan, which was announced in February 2008. No employee positions were eliminated during fiscal 2008.

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

The following table summarizes our restructuring charges for the years ended, and restructuring liabilities, as of January 31, 2009, 2008 and 2007 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2006	$63	$402	$434	$899
Restructuring charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	—	372	—	372
Restructuring charges	327	309	—	636
Reversals	—	—	—	—
Cash payments	—	(135)	—	(135)
Translation adjustments	—	(38)	—	(38)

Restructuring liabilities as of January 31, 2008	327	508	—	835
Restructuring charges	2,810	115	46	2,971
Reversals	(96)	—	(2)	(98)
Cash payments	(2,988)	(255)	(44)	(3,287)
Translation adjustments	(5)	(105)	—	(110)

Restructuring liabilities as of January 31, 2009	$48	$263	$—	$311

The remaining restructuring liability as of January 31, 2009 is included as a component of accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet and is related primarily to a lease obligation for the partially vacated facility in the United Kingdom and severance benefits as a result of the restructuring plan announced in February 2009. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012. We expect to pay the remaining severance benefits during fiscal year 2010.

Other Charges. During fiscal 2008, Wind River recorded an impairment charge of $333,000, in accordance with SFAS 144, in connection with leasehold improvements at a partially vacated facility in the United Kingdom. We did not record any Other Charges in fiscal 2009 and 2007.

Operating Income (Loss) by Segment

	Years Ended January 31,			Percentage Change
	2009	2008	2007	2009	2008
	(In thousands, except percentages)
VxWorks	$101,231	$70,199	$72,206	44%	(3)%
Linux	(18,988)	(5,638)	(10,628)	237	(47)
Non-Core Products and Design Services	10,012	8,820	4,336	14	103
All Other	(8,805)	(8,649)	(2,168)	2	299
Corporate unallocated expenses:
Stock-based compensation	(11,253)	(12,822)	(13,375)	(12)	(4)
Amortization and impairment of goodwill and purchased and other intangibles	(15,498)	(6,039)	(1,452)	157	316
Corporate marketing	(13,702)	(14,906)	(14,598)	(8)	2
General and administrative (including stock-based compensation)	(33,431)	(37,959)	(39,896)	(12)	(5)
Restructuring and other charges	(2,873)	(969)	198	196	(589)

Income (loss) from operations	$6,693	$(7,963)	$(5,377)	(184)%	48%

Operating income for the VxWorks segment increased by $31.0 million during fiscal 2009 as compared to fiscal 2008, and decreased by $2.0 million during fiscal 2008 compared to fiscal 2007. The increase during fiscal 2009 resulted from an increase in revenues of $17.9 million, and a decline in expenses of $13.1 million, primarily due to decreased cost of revenues resulting from a lower mix of service revenues and a decline in engineering expenses associated with this reportable segment. The increased revenue in fiscal 2009 was attributable to growing demand for our VxWorks platforms licensed under our term license model and a large perpetual license transaction that was recognized in revenues in fiscal year 2009. The decrease in operating income during fiscal 2008 resulted from an increase in expenses of $26.8 million, partially offset by an increase in revenue of $24.8 million. The increased expenses during fiscal 2008 were due primarily to increased cost of revenues associated with a higher mix of services revenues and a rise in engineering expenses and selling expenses associated with this reportable segment. The increased revenue in fiscal 2008 was attributable to higher volume of business including professional service projects.

Operating loss for the Linux segment increased by $13.4 million during fiscal 2009 as compared to fiscal 2008, and decreased by $5.0 million during fiscal 2008 compared to fiscal 2007. The increase in operating loss during fiscal 2009 reflects an increase in expense of $27.9 million, resulting from increased cost of revenues associated with a higher mix of service revenues, increased engineering expenses and selling and marketing expenses associated with this reportable segment, due to our continued investment in the Linux business based on expected long-term growth. The increase in expenses was partially offset by increased revenues of $14.6 million during fiscal year 2009. The decrease in operating loss during fiscal 2008 resulted from an increase in revenues of $19.7 million, partially offset by an increase in expense of $14.7 million, attributable to increased cost of revenues associated with higher mix of service revenues and a rise in engineering expenses and selling expenses associated with this reportable segment. The increases in revenues in fiscal 2009 and 2008 were attributable to growing demand for our Linux platforms and services primarily in our networking, automotive and digital consumer markets.

Operating income for the Non-Core Products and Design Services segment increased by $1.2 million during fiscal 2009 as compared to fiscal 2008, and increased by $4.5 million during fiscal 2008 as compared to fiscal 2007. The increase in operating income during fiscal 2009 was primarily due to a decline in expenses of $3.2 million, related to lower cost of revenues associated with customer support and lower selling expenses in conjunction with this reportable segment. The decrease in expenses was partially offset by a decline in revenues of $2.0 million, primarily related to a large perpetual and production license contract that was recognized during the second quarter of fiscal 2008. The increase in operating income during fiscal 2008 was due primarily to a decline in cost of revenues of $4.2 million resulting from lower mix of service revenues. The revenues were relatively flat in fiscal 2008 compared to 2007, with a slight increase of $422,000.

Operating loss for All Other segments increased by $156,000 during fiscal 2009 as compared to fiscal 2008, and increased by $6.5 million in fiscal 2008 compared to fiscal 2007. The increase in operating loss in fiscal 2009 reflects an increase in expenses of $717,000, partially offset by an increase in revenues of $561,000 primarily attributable to increased revenues in Device Test product division and customer purchases under our multi-year term license model. The increased expenses in fiscal 2009 were due primarily to increases in cost of revenues associated with customer services and engineering expenses, which were partially offset by decreased marketing expenses associated with this segment. The increase in operating loss during fiscal 2008 resulted from a decline in revenues of $1.5 million and an increase in expenses of $5.0 million. The decrease in revenues during fiscal 2008 was primarily due to a decline in revenues of $8.0 million associated with Device Test product division, partially offset by an increase in revenues of $6.5 million associated with Tools product division. The increased expenses during fiscal 2008 resulted from increased cost of revenue mainly associated with customer support and a rise in engineering expenses and selling and marketing expenses in conjunction with this reportable segment.

Stock-based Compensation

Stock-based compensation expense is reflected throughout our costs and expenses in fiscal year 2009, 2008 and 2007 as follows (in thousands):

	Years Ended January 31,
	2009	2008	2007
Cost of revenues	$2,373	$2,491	$2,322
Selling and marketing expenses	5,478	6,095	5,648
Product development and engineering expenses (1)	3,402	4,236	5,405
General and administrative expenses	5,218	8,475	9,122

Total stock-based compensation expense	$16,471	$21,297	$22,497

(1)	Includes stock-based compensation expense of $309,000 and $2.1 million for fiscal year 2008 and 2007, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

The decline in stock-based compensation of $4.8 million in fiscal 2009 compared to fiscal 2008 was due to the completion of amortization of a number of grants and to a lesser extent the change in mix to the increased granting of restricted stock units rather than stock options. A change in the number of options or restricted stock units that are granted, the associated vesting period, the stock price or the assumptions underlying our Black-Scholes valuation for stock options, could cause the amount of stock compensation that is recognized to vary.

As of January 31, 2009, there was approximately $20.5 million of unrecognized compensation cost related to unvested stock options, restricted stock units and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Other Income

	Years Ended January 31,			Percentage of Total Revenues, net
	2009	2008	2007	2009	2008	2007
	(In thousands, except percentages)
Interest income	$7,443	$9,783	$8,896	2%	3%	3%
Interest expense	(473)	(427)	(2,162)	—	—	(1)
Other expense, net	(1,060)	(971)	(504)	—	—	—

Total other income	$5,910	$8,385	$6,230	2%	3%	2%

Interest Income. Interest income decreased by 24% or $2.3 million in fiscal 2009 compared to fiscal 2008 and increased by 10% or $887,000 in fiscal 2008 compared to fiscal 2007. The decrease during fiscal 2009 was due primarily to lower yields on lower cash equivalent and investment balances. The increase in fiscal 2008 was primarily related to increased yields on higher cash equivalent and investment balances. The average yield for fiscal 2009 was 4.32% as compared to 4.98% for fiscal 2008 and 4.66% for fiscal 2007. Cash, cash equivalents and investments totaled $169.1 million and $244.1 million at January 31, 2009 and 2008, respectively.

Interest Expense. Interest expense was flat in fiscal 2009 compared to fiscal 2008 and decreased by 80% or $1.7 million in fiscal 2008 compared to fiscal 2007. The decrease in fiscal 2008 related to the repayment of the remaining $42.2 million balance of our convertible subordinated notes on the December 2006 maturity date. Prior to fiscal 2008, we paid interest on our 3.75% convertible subordinated notes semi-annually and recorded the amortization of certain issuance costs associated with these notes as interest expense.

Other Expense, Net. Other expense increased slightly in fiscal 2009 as compared to fiscal 2008 and increased by 93% or $467,000 in fiscal 2008 compared to fiscal 2007. Fiscal 2009 includes an impairment of other assets of $529,000 and impairment of investments of $1.4 million. These impairments were offset by increases in net foreign currency gains of $599,000 and other realized gains of $607,000. The increase in fiscal 2008 was primarily due to investment impairment charges of $368,000 and increases in net foreign currency losses of $191,000.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. As of January 31, 2009, gross unrealized losses totaled $1.2 million. All unrealized gains and losses are due to changes in general market conditions including interest rates and bond yields. We expect to realize the full value of all these investments upon their maturity. We evaluate our investment securities for other-than-temporary impairments based on quantitative and qualitative factors, including credit rating declines, under-collateralization, the length of time and significance of the loss position and our intent and ability to hold to maturity or forecasted recovery. During fiscal 2009, we determined a corporate debt security and seven asset-backed and other securities within our investment portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $1.1 million related to these securities during fiscal 2009. In addition, during fiscal 2009, we recorded other-than-temporary impairment losses of $273,000 related to our investment in the Reserve Funds because the Reserve Funds held securities issued by Lehman Brothers, which filed for bankruptcy protection on September 15, 2008. The total recorded other-than-temporary impairment losses were $1.4 million during fiscal year 2009. As of January 31, 2009, we determined that no other securities in our investment portfolio were other-than-temporarily impaired.

During fiscal 2008, we determined that a certain asset-backed security in our portfolio was other-than-temporarily impaired due to a deterioration in credit rating, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded an other-than-temporary impairment loss of $368,000 related to this security.

Provision For Income Taxes

We had a tax provision of $1.9 million, $2.8 million and $280,000 in fiscal year 2009, 2008 and 2007, respectively. Our tax provision is based on estimates of our expected liability for domestic and foreign income taxes and actual foreign withholding taxes incurred during the year. With the exception of the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. We have recorded net deferred tax assets of $6.5 million and $9.9 million as of January 31, 2009 and 2008, respectively. During fiscal 2009, we recorded a reduction in our deferred tax expense of $1.6 million associated with the impairment of goodwill related to our Device Test product division. During fiscal 2008, we realized benefits of $410,000 as a result of meeting certain recognition criteria relating to research and development tax credits as well as the expiration of a statute of limitation in a foreign jurisdiction. No such tax benefits were recognized during fiscal year 2009.

As of January 31, 2009, deferred tax assets of approximately $18.8 million of excess tax benefits from the exercise of employee stock options had not been recognized in the financial statements. When utilized, the tax benefit of these losses will be accounted for as a credit to additional paid-in-capital.

Post Close Events

On March 5, 2009, we announced preliminary results for the quarter and year ended January 31, 2009. Subsequent to this announcement, but before the completion of our Annual Report on Form 10-K for fiscal 2009, management determined that it was appropriate to adjust these previously announced results, primarily to reduce revenue by $128,000 due to a change in circumstances associated with a customer, offset by a reduction in bonus accruals of $66,000, which in total caused net income to decrease by $62,000.

Liquidity and Capital Resources

As of January 31, 2009, we had working capital of approximately $26.6 million, and cash, cash equivalents and investments of approximately $169.1 million, which includes $78.8 million of cash and cash equivalents, $15.8 million of short-term investments and $74.5 million of investments with maturities of greater than one year. We invest primarily in highly liquid, investment-grade instruments. We believe that our cash and cash equivalents and investments position allow us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, provision of working capital and the repurchase of shares.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries were $51.8 million as of January 31, 2009, and the remaining $117.3 million was held in the United States. Most of the amounts held outside of the United States could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

Cash Flows

	Years Ended January 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$54,455	$42,597	$55,697
Net cash provided by (used in) investing activities	24,287	(31,086)	5,858
Net cash provided by (used in) financing activities	(94,861)	12,882	(50,229)

Operating activities primarily include the net income (loss) for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses, impairment of goodwill and purchased and other intangibles, other-than-temporary impairment of investments and changes in assets and liabilities. In fiscal year 2009, our operating activities provided net cash of $54.5 million compared to $42.6 million in fiscal 2008 and $55.7 million in fiscal 2007. Cash provided by operating activities increased by $11.9 million in fiscal 2009 compared to fiscal 2008, due primarily to the growth in earnings and strong cash collections. Cash provided by operating activities decreased by $13.1 million in fiscal 2008 compared to fiscal 2007, due to slower growth in deferred revenue and increased operating expenses.

Net cash provided by operating activities for fiscal 2009 consisted of cash provided by operations of $56.1 million resulting from net income of $10.7 million and non-cash expenses, primarily related to stock-based compensation of $16.5 million, impairment of goodwill and purchased and other intangibles of $12.3 million and depreciation and amortization of $12.6 million. Changes in assets and liabilities used net cash of $1.6 million, primarily related to a decrease in accrued liabilities and accounts payable of $6.7 million together with a decrease in other assets and liabilities of $3.0 million, partially offset by a decrease in accounts receivable of $3.9 million and an increase in accrued compensation of $3.8 million.

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

Our investing activities provided net cash of $24.3 million, used net cash of $31.1 million, and provided net cash of $5.9 million in fiscal 2009, 2008 and 2007, respectively. Investing activities generally relate to the purchase of investments and property and equipment, business acquisitions and changes in restricted investments, partially offset by cash provided from the sale and maturity of investments and sales of assets. Acquisitions of property and equipment totaled $10.0 million, $11.4 million and $5.2 million in fiscal years 2009, 2008 and 2007, respectively. During fiscal 2009, we acquired MIZI for an approximate net cash outlay of $16.0 million. During fiscal 2008, we acquired Comsys and the RTLinux business for an approximate net cash outlay of $11.5 million. During fiscal 2007, we acquired Interpeak for an approximate net cash outlay of $17.9 million. During fiscal 2009, our maturities and sales of investments, net of purchases, were $50.2 million. During fiscal 2008, our purchases of investments, net of maturities and sales, were $8.2 million. During fiscal 2007, our maturities and sale of investments, net of purchases, were $29.0 million.

Our financing activities used net cash of $94.9 million, provided net cash of $12.9 million and used net cash of $50.2 million in fiscal 2009, 2008 and 2007, respectively. During fiscal year 2009, we received cash of $11.6 million from the issuance of common stock associated with employee stock option exercises and employee stock purchase plan activity. This activity was offset by the repurchase of approximately 13.0 million shares of our common stock for approximately $105.6 million, including repurchases from employees of 47,058 shares for $381,000 to satisfy employee withholding taxes upon the vesting of restricted stock units. During fiscal 2008, we received cash of $19.3 million from issuance of common stock for employee stock option exercises and employee stock purchase plan activity and we repurchased 652,000 shares of our common stock for a total cash outlay of $6.5 million. During fiscal 2007, we expended cash of $42.2 million to settle the remaining balance of our 3.75% convertible subordinated notes, repurchased 1.5 million shares of our common stock for a total cash outlay of $13.9 million and received cash of $5.8 million from issuing common stock for employee stock option exercises and employee stock purchase plan activity.

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

In fiscal 2003 and 2008, the Board approved stock repurchase programs that authorized us to acquire up to $30.0 million and $50.0 million, respectively, of our outstanding common stock. We completed these repurchase programs during the first quarter of fiscal 2008 and the first quarter of fiscal year 2009, respectively. During each of the first and second quarters of fiscal year 2009, the Board approved additional stock repurchase programs that authorized us to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of January 31, 2009, approximately $45.0 million remained available for repurchases under our stock repurchase programs.

In light of the difficult conditions in global financial markets over the last several months, we have continued to proactively manage our cash equivalents and fixed income portfolio. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. Our fixed income investments and publicly traded securities, apart from our investments in the Reserve Funds, are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. In addition, we also compare these prices to prices provided by two other pricing vendors on a sample basis, when available, to ensure that the ultimate prices used to establish fair value are reasonable. See Note 4: “Financial Instruments” in the notes to the consolidated financial statements.

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

Contractual Obligations

As of January 31, 2009, our future financial commitments are as set forth in the table below:

	Total	Payments Due by Period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Operating leases (1)	$11,496	$5,683	$5,801	$12	$—

(1)	See Note 12, “Commitments and Contingencies” in the notes to Consolidated Financial Statements for additional information.

As of January 31, 2009, we had $17.7 million unrecognized tax benefits under FIN48 of which $1.4 million is accrued as a component of other long-term liabilities on the accompanying consolidated balance sheet. The table above does not include these unrecognized tax benefits, as we are unable to reasonably predict the timing of settlement of such amount.

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

We currently plan to reinvest our cash generated from operations in new short-and long-term investments, in high-quality financial, government, and corporate securities or other investments, consistent with past investment practices, and therefore net cash used in investing activities may increase. However, cash could also be used in the future for acquisitions, repurchase of shares or strategic investments.

Off-Balance Sheet Arrangements

As of January 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K promulgated by the Securities and Exchange Commission.

Recent Accounting Pronouncements

See Note 1, “The Company and Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for further information regarding recent accounting standards and pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest our excess operating cash in various marketable investments, including money market funds, U.S. government and agency debt securities, corporate debt securities and asset-backed and other securities. Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. In addition, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or other factors in the current unstable credit environment.

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

To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact of a change in interest rates would have on the value of our investment portfolio. Based on investment positions as of January 31, 2009, an immediate hypothetical parallel shift to the yield curve of plus 25 basis points (“BPS”), 50 BPS and 100 BPS would result in a reduction of 0.19% ($201,000), 0.38% ($402,000) and 0.77% ($803,000), respectively, in the market value of our investment portfolio.

Our investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. All unrealized gains and losses are due to changes in general market conditions including interest rates and bond yields. During the fiscal year 2009, we determined that a corporate debt and seven asset-backed and other securities within our investment portfolio were other-than-temporarily impaired due to deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment loss of $1.1 million during fiscal 2009. In addition, during the third quarter of fiscal year 2009, we recorded other-than-temporary impairment losses of $273,000 related to our investment in the Reserve Primary Money Market Fund and the Reserve International Fund as a result of the Lehman Brothers’ filing for Chapter 11 bankruptcy protection on September 15, 2008. The total recorded other-than-temporary impairment loss was $1.4 million during fiscal year 2009.

Foreign Currency Exchange Rate Risk

We conduct our business in North America, EMEA, Japan and the Asia Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of their local countries. Primary international currencies include the Euro, the British Pound, the Swedish Krona and the Japanese Yen. The statements of operations of our international subsidiaries are generally translated into U.S. Dollars at the average exchange rates in each applicable period.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars. Changes in foreign currency exchange rates generally result in translation gains and losses that are deferred within accumulated other comprehensive income (loss) on our consolidated balance sheet and are recognized in the statement of operations upon the liquidation of a foreign subsidiary. The change in average exchange rates between the dollar and other currencies between fiscal 2009, 2008 and 2007 impacted our international revenues and international operating expenses. In fiscal 2009 compared to fiscal 2008, these changes accounted for $2.7 million of the increase in international revenues, and $2.1 million of the increase in international operating expenses. In fiscal 2008 compared to 2007, these changes accounted for $4.0 million of the increase in international revenues, and $4.8 million of the increase in international operating expenses, respectively.

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency transaction related inter-company and other balances. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net.

The notional amounts and fair values of our outstanding derivative financial instruments were as follows at January 31, 2009 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$49,988	$(1,240)
Sell	$25,715	$194

Our derivative financial instruments generally have maturities of thirty days or less and, as of January 31, 2009, there were no derivative financial instruments outstanding with maturities in excess of six months. We do not enter into derivative financial instruments for trading or speculative purposes. As of January 31, 2009, the difference between the fair value and carrying value of the above contracts was not significant. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts.

As of January 31, 2009, cash and cash equivalents held outside the U.S., which are held primarily in currencies other than the U.S. dollar, totaled approximately $51.0 million.

Equity Price Risk

Our equity price risk related to equity investments is limited due to the immaterial carrying amounts of our equity investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Supplementary Financial Information

Unaudited Quarterly Results of Operations, page 113.

All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wind River Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Wind River Systems, Inc. and its subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2007, the Company adopted EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No.43, Accounting for Compensated Absences, and the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded MIZI Research Inc. (“MIZI”) from its assessment of internal control over financial reporting as of January 31, 2009 because it was acquired by the Company during the year ended January 31, 2009. We have also excluded MIZI from our audit of internal control over financial reporting. MIZI is a 99% owned subsidiary whose total assets and total revenues represent 4.5% and 0.04%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2009.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April 1, 2009

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended January 31,
	2009	2008	2007
Revenues, net:
Product	$137,831	$117,211	$115,105
Subscription	127,833	122,878	99,360
Service	94,000	88,542	70,833

Total revenues, net	359,664	328,631	285,298

Cost of revenues:
Product	2,759	2,273	2,817
Subscription	14,758	17,610	16,549
Service	64,062	58,574	44,407
Amortization and impairment of purchased intangibles	2,149	5,176	1,154

Total cost of revenues	83,728	83,633	64,927

Gross profit	275,936	244,998	220,371

Operating expenses:
Selling and marketing	135,702	131,738	112,302
Product development and engineering	83,888	81,432	73,450
General and administrative	33,431	37,959	39,896
Amortization and impairment of goodwill and other intangibles	13,349	863	298
Restructuring and other charges (reversals)	2,873	969	(198)

Total operating expenses	269,243	252,961	225,748

Income (loss) from operations	6,693	(7,963)	(5,377)

Other income:
Interest income	7,443	9,783	8,896
Interest expense	(473)	(427)	(2,162)
Other expense, net	(1,060)	(971)	(504)

Total other income, net	5,910	8,385	6,230

Income before income taxes	12,603	422	853
Provision for income taxes	1,899	2,780	280

Net income (loss)	$10,704	$(2,358)	$573

Net income (loss) per share:
Basic	$0.14	$(0.03)	$0.01

Diluted	$0.13	$(0.03)	$0.01

Shares used in per share calculation:
Basic	79,077	86,483	85,409

Diluted	79,828	86,483	86,725

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$78,825	$101,635
Short-term investments	15,815	22,646
Accounts receivable, net	78,557	85,680
Prepaid and other current assets	18,928	18,855

Total current assets	192,125	228,816
Long-term investments	74,499	119,867
Property and equipment, net	78,825	77,981
Goodwill	108,102	114,371
Other intangibles, net	10,866	4,961
Other assets	14,582	17,923

Total assets	$478,999	$563,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,066	$9,341
Accrued and other current liabilities	14,566	21,817
Accrued compensation	27,364	24,433
Income taxes payable	85	614
Deferred revenues	114,456	119,886

Total current liabilities	165,537	176,091
Long-term deferred revenues	17,765	14,647
Other long-term liabilities	10,164	7,589

Total liabilities	193,466	198,327

Commitments and contingencies (Note 12)
Minority Interest	143	—
Stockholders’ equity:
Preferred stock, par value $0.001, 2,000 shares authorized, 1,250 designated as Series A Junior Participating, 750 undesignated; no shares issued and outstanding	—	—
Common stock, par value $0.001, 325,000 shares authorized; 92,654 and 91,010 shares issued as of January 31, 2009 and 2008, respectively; 76,559 and 87,619 shares outstanding as of January 31, 2009 and 2008, respectively	92	91
Additional paid-in-capital	893,791	865,565
Treasury stock, 16,095 and 3,391 shares at cost as of January 31, 2009 and 2008, respectively	(152,406)	(49,802)

Accumulated other comprehensive income (loss)	(8,637)	7,057
Accumulated deficit	(447,450)	(457,319)

Total stockholders’ equity	285,390	365,592

Total liabilities and stockholders’ equity	$478,999	$563,919

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,704	$(2,358)	$573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (benefit) for doubtful accounts and sales returns	382	(438)	(747)
Amortization of bond issuance costs	—	—	294
Depreciation and amortization	12,550	12,560	11,043
Non-cash impairment of goodwill and purchased and other intangibles	12,280	2,845	—
Non-cash restructuring and other charges	—	333	—
Other-than-temporary impairment of investments	1,389	368	—
Impairment of other assets	613	—	—
Stock-based compensation expense	16,471	21,297	22,497
401(k) common stock match	2,297	2,104	1,803
Realized (gain) loss from sales of available-for-sale securities, net	(531)	22	222
Deferred income taxes	(67)	(602)	(1,973)
Tax benefits from stock plans	104	224	42
Excess tax benefits from stock plans	(101)	(155)	(42)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,860	(6,811)	(7,065)
Accounts payable	(907)	1,998	1,516
Accrued liabilities	(5,781)	5,215	908
Accrued compensation	3,834	3,023	3,314
Income taxes payable	(164)	128	(873)
Deferred revenues	506	2,142	27,637
Other assets and liabilities	(2,984)	702	(3,452)

Net cash provided by operating activities	54,455	42,597	55,697

Cash flows from investing activities:
Acquisitions of property and equipment	(9,978)	(11,362)	(5,231)
Purchase of investments	(45,468)	(96,653)	(67,324)
Sales of investments	36,196	665	2,478
Maturities of investments	59,504	87,748	93,867
Acquisitions, net of cash acquired	(15,967)	(11,484)	(17,932)

Net cash provided by (used in) investing activities	24,287	(31,086)	5,858

Cash flows from financing activities:
Issuance of common stock	11,565	19,263	5,838
Repurchase of common stock	(105,640)	(6,536)	(13,878)
Repurchases and maturities of convertible subordinated notes	—	—	(42,151)
Excess tax benefits from stock plans	101	155	42
Bank loan, net of repayments	(887)	—	(80)

Net cash provided by (used in) financing activities	(94,861)	12,882	(50,229)

Effect of exchange rate changes on cash and cash equivalents	(6,691)	5,926	711

Net increase (decrease) in cash and cash equivalents	(22,810)	30,319	12,037
Cash and cash equivalents at beginning of period	101,635	71,316	59,279

Cash and cash equivalents at end of period	$78,825	$101,635	$71,316

Supplemental cash flow information:
Cash paid for interest	$27	$6	$1,604
Cash paid for income taxes, net	$4,342	$2,256	$2,739
Cash paid for restructuring	$3,287	$135	$370

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock		Additional Paid in Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance at January 31, 2006	87,632	$88	$798,501	(1,870)	$(35,466)	$(5,679)	$(453,997)	$303,447
Net income	—	—	—	—	—	—	573	573
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	1,222	—	1,222
Currency translation adjustments	—	—	—	—	—	2,590	—	2,590

Comprehensive income	—	—	—	—	—	—	—	4,385

Repurchase of common stock	—	—	—	(1,469)	(13,878)	—	—	(13,878)
Common stock issued upon exercise of stock options	486	—	3,854	—	—	—	—	3,854
Common stock issued under stock purchase plan	—	—	(1,127)	259	3,111	—	—	1,984
Restricted stock issued related to Interpeak acquisition	192	—	2,091	—	—	—	—	2,091
Common stock issued for 401(k) match	171	—	1,803	—	—	—	—	1,803
Stock-based compensation	—	—	20,406	—	—	—	—	20,406
Tax benefit from stock plans	—	—	42	—	—	—	—	42

Balance at January 31, 2007	88,481	88	825,570	(3,080)	(46,233)	(1,867)	(453,424)	324,134
Net loss	—	—	—	—	—	—	(2,358)	(2,358)
Unrealized gain on investments, net of reclassification adjustments	—	—	—	—	—	3,070	—	3,070
Currency translation adjustments	—	—	—	—	—	5,854	—	5,854

Comprehensive income	—	—	—	—	—	—	—	6,566

Repurchase of common stock	—	—	—	(652)	(6,536)	—	—	(6,536)
Common stock issued upon exercise of stock options	2,173	3	15,329	—	—	—	—	15,332
Common stock issued under stock purchase plan	150	—	1,138	341	2,967	—	(174)	3,931
Restricted stock issued related to Interpeak acquisition	—	—	309	—	—	—	—	309
Common stock issued for 401(k) match	206	—	2,104	—	—	—	—	2,104
Stock-based compensation	—	—	20,988	—	—	—	—	20,988
Tax benefit from stock plans	—	—	127	—	—	—	—	127
Cumulative effect adjustments, net of tax (See Note 1)	—	—	—	—	—	—	(1,363)	(1,363)

Balance at January 31, 2008	91,010	91	865,565	(3,391)	(49,802)	7,057	(457,319)	365,592
Net income	—	—	—	—	—	—	10,704	10,704
Unrealized loss on investments, net of reclassification adjustments	—	—	—	—	—	(1,842)	—	(1,842)
Currency translation adjustments	—	—	—	—	—	(13,852)	—	(13,852)

Comprehensive loss	—	—	—	—	—	—	—	(4,990)

Repurchase of common stock	—	—	—	(13,004)	(105,640)	—	—	(105,640)
Common stock issued upon vesting of restricted stock units	142	—	—	—	—	—	—	—
Common stock issued upon exercise of stock options	1,001	1	7,527	—	—	—	—	7,528
Common stock issued under stock purchase plan	239	—	1,836	300	3,036	—	(835)	4,037
Common stock issued for 401(k) match	262	—	2,297	—	—	—	—	2,297
Stock-based compensation	—	—	16,471	—	—	—	—	16,471
Tax benefit from stock plans	—	—	95	—	—	—	—	95

Balance at January 31, 2009	92,654	$92	$893,791	(16,095)	$(152,406)	$(8,637)	$(447,450)	$285,390

See accompanying notes to consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Wind River is a global leader in Device Software Optimization (DSO). The Company develops markets and sells operating systems, middleware and software development tools that allow its customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. Wind River offers its customers a choice of leading real-time, proprietary operating systems and open-source, commercial-grade Linux operating systems. Wind River also offers a comprehensive, Eclipse-based Workbench software development suite that allows its customers to manage the design, development, debugging and testing of their device software systems, as well as leading device test solutions that allow its customers to test, diagnose and resolve defects in device software. Wind River’s customers manufacture devices as varied as set-top boxes, in-vehicle infotainment systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Our operating systems are currently deployed in millions of devices.

Wind River is diversified by geography and vertical markets. Wind River has global sales presence with operations in four regional groups—North America, EMEA (comprising Europe, the Middle East and Africa), Japan and the Asia Pacific region. Wind River markets its products and services primarily through its own direct sales organization, which consists of sales persons, field engineers and support staff. Wind River also markets and sells its products through a network of distributors and resellers, primarily in international regions, to serve customers in regions not serviced by its direct sales force. Wind River categorizes its customer base by vertical market—Aerospace and Defense; Consumer including Mobile; Industrial and Automotive including Medical; and Networking Equipment. Wind River was incorporated in California in February 1983 and reincorporated in Delaware in April 1993.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Investments

Cash equivalents consist of highly liquid investments with remaining maturity at the date of purchase of three months or less. These fixed income securities are readily convertible to cash and are stated at fair value. Fair value is determined based upon the quoted market prices of the securities as of the balance sheet date. Wind River accounts for its short-and long-term investments, including marketable equity securities, money market accounts, U.S. government and agency debt securities, corporate debt securities and asset-backed and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Wind River determines the appropriate classification of its investments at the time of purchase and re-evaluates such classification at each balance sheet date. Wind River has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component within stockholders’ equity until disposition or when an other-than-temporary decline occurs. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, which are judged to be other-than-temporary, are reported in other expense, net.

The Company’s cash equivalents and investments are exposed to concentrations of credit risk. The Company has an investment policy that is intended to limit its exposure to credit risk. Wind River’s investments consist of investment grade securities purchased by qualified professional investment managers.

Fair Value of Financial Instruments

Certain of Wind River’s financial instruments, including accounts receivable, accounts payable and other accrued liabilities are carried at cost, which approximates their fair value due to their short maturities. The fair value of forward foreign exchange contracts as of January 31, 2009 and 2008 are based on quoted market prices. The fair value of the Company’s cash equivalents, available-for-sale investments in marketable securities are detailed further in Note 3, “Certain Balance Sheet Components” and Note 4, “Financial Instruments” in the notes to consolidated financial statements.

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

Internal Use Software

American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. Wind River capitalizes qualifying external and internal costs related to the purchase and implementation of software projects used for business operations and engineering design activities. Capitalized software costs primarily include purchased software and external consulting fees. Capitalized software projects are amortized to depreciation expense over the estimated useful lives of the projects, typically a two-to-five year period.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Development Costs

Wind River accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established using the working model approach, development costs are capitalized. Capitalization of these costs ceases when the product is available for general release. The period of time between technological feasibility and general release of products to customers is generally extremely short. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of two years is assigned to capitalized software development costs. Amortization of capitalized software development costs is charged to cost of product revenues and cost of subscription revenues. Non-capitalized research and development expenditures are charged to product development and engineering in the period incurred. For fiscal 2009 and 2008, we did not have any capitalized software development costs. Amortization of capitalized software development costs, which were charged to cost of product revenues during 2007 was $672,000. No such costs were recognized during fiscal 2009 and 2008 as the balance of capitalized research and development costs was fully amortized during fiscal 2007.

Goodwill and Purchased Intangibles

Wind River accounts for goodwill and purchased intangibles in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. Identifiable intangible assets include acquired customer base, technological know-how, trademarks and assembled workforce. Identifiable intangible assets are amortized over their estimated useful lives ranging from two to seven years. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test. The primary methods used to determine the fair value of assets acquired is the income approach, under which the Company must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets, and the market approach, under which the Company compares the value of our business unit to publicly-traded companies in similar lines of business.

Wind River reviews goodwill for impairment at least annually during its second fiscal quarter, or more frequently if an event occurs indicating the potential for impairment. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered to be impaired and a second step is performed to measure the amount of impairment loss, if any.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Wind River designates its derivatives based upon criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified to earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. For the years ended January 31, 2009, 2008 and 2007, Wind River did not enter into any hedges that have been designated as effective hedges under SFAS 133.

Wind River enters into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Additionally, Wind River may adjust its foreign currency hedging position by entering into additional contracts or by terminating or offsetting existing forward contracts. These adjustments may result from changes in the underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates. Gains and losses on terminated forward contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset. As of January 31, 2009, Wind River had outstanding forward contracts with notional amounts of approximately $75.7 million and the difference between the fair value and carrying value of these contracts was not significant. Wind River does not enter into derivative financial instruments for trading or speculative purposes.

Revenue Recognition

Wind River recognizes revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), and fees for stand-alone software and software programming tools sold under the Company’s perpetual licensing model and from sales of hardware. Subscription revenues consist primarily of revenues from the licensing of products and services under the subscription-based enterprise licensing model including items such as development tools, an operating system, various protocols and interfaces and maintenance, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Agreements generally do not allow the right of return or sales price adjustments. The Company presents revenue net of sales taxes in its consolidated statements of operations.

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

Persuasive evidence of an arrangement exists

It is Wind River’s customary practice for arrangements other than a click wrap agreement to have non-cancelable contracts and generally a customer purchase order prior to recognizing revenue on an arrangement. For products purchased under a click wrap agreement it is generally Wind River’s customary practice to have a customer purchase order prior to recognizing revenue.

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

Sales to original equipment manufacturers, system integrators and value-added resellers are recognized at the time delivery has occurred for perpetual and term licenses and ratably over the term for subscription licenses. Sales to distributors are generally recognized as noted above provided that the Company has evidence of an end user agreement.

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

In certain arrangements, Wind River has contracted to provide fixed-price professional services with no corresponding software deliverable. In these instances, the Company has recognized revenue in accordance with the provisions of SAB 104. With respect to these sales, the Company evaluates the terms of sale and

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred.

Contract accounting is utilized for service revenues from fixed-price contracts that require significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. To date, these losses have not been significant. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor rates, utilization, changes to specification and testing requirements and collectability of unbilled receivables.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of activities in the allowances for doubtful accounts and sales returns for the periods indicated (in thousands):

	Beginning Balance	Additions Charged (Credited) to Operations	Write-offs	Ending Balance
January 31, 2009	$2,512	$382	$(735)	$2,159
January 31, 2008	$3,307	$(438)	$(357)	$2,512
January 31, 2007	$4,236	$(747)	$(182)	$3,307

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal year 2009, 2008 or 2007. One customer accounted for 9.8% or $7.7 million of total accounts receivable as of January 31, 2009. No other customer accounted for more than 10% of Wind River’s total accounts receivable as of January 31, 2009 or 2008.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Research and Development

Wind River accounts for funded research and development as an offset to gross research and development expenses. Funded research and development was $322,000 in fiscal 2008 and $319,000 in fiscal 2007. For fiscal year 2009, Wind River did not have any funded research and development costs.

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

In addition, a portion of Wind River’s restructuring costs for fiscal year 2009 and 2008 has been accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43, (“SFAS 112”). Wind River applied SFAS 112 to a number of employees, located primarily in international jurisdictions, where it has historically provided termination benefits based on local statutory regulations or other predefined severance plans. Accordingly, Wind River records the liability related to these termination costs when it determines that the liability is both probable and estimable, which is generally when: (i) Wind River approves a termination plan that commits it to such plan and establishes the benefits the employees will receive upon termination; (ii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iii) the period of time to implement the plan does not indicate changes to the plan are likely.

Wind River reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes to restructuring obligations as part of operating expenses based on management’s most current estimates.

Stock-Based Compensation

Wind River accounts for stock-based compensation related to stock-based transactions in accordance with the provisions of SFAS No. 123 (revised 2004), Shared-Based Payment, (“SFAS No. 123R”). Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company calculates the fair value of each option award on the date of grant under the Black-Scholes option pricing model using certain assumptions. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company’s current estimate of volatility is based on a combination of historical and market-based implied volatility from traded options on its common stock. The Company believes that using a combination of historical and market-based implied volatility from traded options on its common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. To the extent volatility of the Company’s stock price increases in the future, the Company’s estimates of the fair value of options granted in the future could increase, thereby increasing stock-based payment expense in future periods. The computation of expected lives was determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The ranges provided result from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. In addition, the Company applies an expected forfeiture rate when amortizing stock-based payment expense. The Company’s estimate of the forfeiture rate is based primarily upon its historical experience. To the extent the Company revises this estimate in the future, its stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.

The Company calculates the fair value of each restricted stock award based upon the closing price of its common stock on the date of grant. The associated stock-based compensation expense is amortized over the related vesting period. Over the last two years the Company has begun to grant employees a mixture of stock options and restricted stock units. A change in the number of options or restricted stock units that are granted, the associated vesting period, the stock price or the assumptions underlying the Company’s Black-Scholes valuation for stock options, could cause the amount of stock compensation expense that is recorded to vary.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the compensation expense recorded for those options and ESPP shares (excess tax benefits) be classified as financing cash flows. Accordingly, the Company classified $101,000, $155,000 and $42,000 of excess tax benefits in fiscal year 2009, 2008 and 2007, respectively, as financing cash inflows rather than as operating cash flows on the consolidated statements of cash flows.

Consistent with prior years, the Company uses the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes related to stock-based awards are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. Also consistent with prior years, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credits, through its statement of operations.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. For purposes of computing basic net income (loss) per share, the weighted-average number of outstanding shares of common stock excludes unvested restricted stock awards. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of convertible subordinated notes (using the if-converted method), unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan (using the treasury stock method). In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of potential common shares is anti-dilutive and therefore excluded. See Note 8, “Net Income (Loss) Per Share Computation,” for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for Wind River results from foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2009, accumulated other comprehensive loss of $8.6 million was composed of $8.7 million related to foreign currency translation adjustments and $115,000 related to net unrealized gains on available-for-sale securities. The financial position of foreign subsidiaries is translated using the exchange rates in effect at the end of the period, while income and expense items are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as other accumulated comprehensive income (loss). The net gains and losses resulting from foreign currency transactions are recorded in net income (loss) in the consolidated statement of operations in the period incurred and were not significant for any of the periods presented. Certain inter-company balances are designated as long-term. Accordingly, exchange gains and losses associated with these long-term inter-company balances are recorded as a component of accumulated other comprehensive income (loss), along with translation adjustments.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not result in a material adjustment to accumulated deficit and decreased income taxes payable and other assets by $308,000 and $313,000, respectively, as of February 1, 2007. The Company continues to record interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for (benefit from) income taxes on the consolidated statement of operations. See Note 7, “Provision for Income Taxes,” for further information.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), to clarify the application of the provision of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 is effective immediately and applies to the Company’s January 31, 2009 financial statements. The application of the provision of FSP FAS 157-3 did not materially affect the Company’s consolidated financial statements as of and for the period ended January 31, 2009. In accordance with FSP FAS 157-2, the Company adopted SFAS 157 for its other assets and liabilities measured at fair value in the first quarter of 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial statements. See Note 4, “Financial Instruments,” for further information regarding the Company’s fair value measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R also changes the accounting of contingent purchase consideration, requires the capitalization of in-process research and development at fair value, and prescribes the expensing of restructuring and acquisition related costs. The adoption of SFAS 141R changes the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of fiscal 2010. The Company does not believe the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective in the first quarter of fiscal year 2010. The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 is adopted by the Company in the first quarter of fiscal year 2010. The Company continues to evaluate the potential impact of the adoption of FSP SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform with the provisions in this FSP. The Company currently does not expect FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF No. 08-7”). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective in the first quarter of fiscal year 2010. The adoption of EITF 08-7 is not expected to have a material impact on the Company’s consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2: ACQUISITIONS, GOODWILL AND PURCHASED INTANGIBLES

Acquisitions

Acquisition of MIZI Research, Inc.

On October 15, 2008, the Company acquired approximately 99% of the outstanding shares of MIZI Research, Inc (“MIZI”), a privately held Korean company, for approximately $16.6 million, comprised of approximately $15.8 million in cash consideration plus acquisition related costs. In addition, in connection with the acquisition, the Company agreed to pay potential retention and performance bonuses of up to an aggregate of $1.75 million, of which $142,000 was accrued at January 31, 2009. These bonuses require post-acquisition services to be provided to the Company and, accordingly, the bonuses will be accrued as compensation expense over the related contingency period through fiscal 2011, provided the related criteria are probable of being satisfied.

MIZI was an independent software company that specializes in the development of embedded Linux-based mobile application platforms. With this acquisition, the Company gained access to mobile expertise that can be leveraged across its various mobile alliances and it accelerates its mobile services presence in the Asia Pacific region. These factors contributed to a purchase price in excess of fair value of MIZI’s net tangible and intangible assets acquired and as a result, the Company has recorded goodwill in connection with the transaction. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141, Business Combinations, (“SFAS 141”), the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The operating results of MIZI from the date of acquisition were included in the Company’s consolidated financial statements.

The following table reflects the allocation of the total purchase price of $16.6 million as of the date of purchase (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Property and equipment, net		$250
Deferred tax asset		203
Core and developed technology	5	900
Customer contracts and related relationships	4	7,500
Non-compete agreements	2	700
Trade name/trademarks	3	200
Goodwill		10,047
Net current liabilities		(971)
Non-current liabilities		(257)
Deferred tax liability		(1,979)

Total purchase price		$16,593

In performing the purchase price allocation of acquired intangible assets, Wind River considered its intention for the future use of the assets, analyses of historical financial performance, and estimates of the future performance of MIZI, among other factors. Wind River used the income valuation approach in determining the fair values of the acquired intangible assets using discount rates of 33% to 35%. The goodwill of $10.0 million represents Wind River’s assigned value for the long-term potential of the integration of MIZI into Wind River’s overall Linux product strategy and professional services organization, and has been allocated to the Linux reportable segment.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the date of the acquisition, MIZI had four short-term borrowing arrangements with the Industrial Bank of Korea (“IBK”). The amount outstanding under these agreements with IBK at the date of acquisition was approximately $887,000. The amounts outstanding under these agreements were repaid and the loan facilities were closed prior to January 31, 2009.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma Information

The consolidated financial statements include the operating results of MIZI, Comsys, the RTLinux business and Interpeak from the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the consolidated statement of operations of Wind River.

Goodwill and Other Intangibles

The following table presents goodwill by reportable segment (in thousands):

	January 31, 2008	Goodwill Acquired/ Adjusted	Foreign Currency Translation	January 31, 2009
VxWorks	68,113	—	(2,461)	65,652
Linux	14,617	9,982 (2)	(417)	24,182
Non-Core Products and Design Services	15,321	—	(553)	14,768
All Other (1)	16,320	(12,230)	(590)	3,500

Total	114,371	(2,248)	(4,021)	108,102

(1)	All Other reportable segment includes two reporting units: Tools and Device Test.

(2)	Includes adjustments to goodwill for post acquisition invoices issued in excess of the fair value of the remaining obligations associated with acquired contracts of MIZI.

The decrease in goodwill of $6.3 million during fiscal 2009 relates primarily to a goodwill impairment charge of $12.2 million related to the Device Test reporting unit included in the All Other reportable segment and, to lesser extent, due to $4.0 million of translation adjustments related to goodwill denominated in foreign currencies. The decrease was partially offset by $10.0 million of goodwill associated with the Company’s acquisition of MIZI, which was allocated to the Linux reportable segment.

The Company assesses goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently upon the occurrence of certain events, as defined by SFAS 142. At the beginning of fiscal year 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions: VxWorks, Linux, Tools and Device Test. In addition, the Company records revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this change in structure, the Company commenced reporting its results of operations under four reportable segments: VxWorks, Linux, Non-Core Products and Design Services, and All Other. In connection with this reorganization, the Company also changed its reporting units for goodwill impairment testing from one to five reporting units consisting of VxWorks, Linux, Non-Core Products and Design Services, Tools and Device Test. Consequently, at the beginning of fiscal 2009, the Company performed an interim goodwill impairment review and allocated its goodwill from acquisitions prior to the reorganization to these five reporting units based on the relative fair value of each unit at that time. In performing this review, the Company used a combination of the income approach

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based upon nine years of cash flow forecasts together with a residual cash flow and discount rates ranging from 15% to 17%, and the market approach, to assess the fair value of each reporting unit. Goodwill from acquisitions subsequent to the reorganization will be allocated to these reporting units based on the nature of the operations, technologies and products of the acquired company.

The Company completed its annual goodwill impairment review during the second quarter of fiscal year 2009, 2008 and 2007. The results of these reviews did not indicate an impairment. During the fourth quarter of fiscal 2009, economic conditions and a rebalancing in the Company’s strategic product portfolio related to its Device Test reporting unit following the Company’s annual planning process for fiscal 2010, led the Company to conclude that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis for that reporting unit. The results of the review indicated a full impairment of the goodwill associated with the Device Test reporting unit and consequently the Company recorded a goodwill impairment charge of $12.2 million to its All Other reportable segment in the last quarter of fiscal 2009. The impairment was determined by calculating the fair value of the Device Test reporting unit using the income approach, which assesses fair value based on future, discounted cash flows. The Company assumed a cash flow period of 9 years and a discount rate of 21%. The result of the analysis indicated that the fair value of this reporting unit was negative and therefore the entire goodwill balance associated with this reporting unit was fully impaired.

Prior to the Company’s adoption of reorganization, goodwill was reported on a consolidated basis. Goodwill increased by $6.0 to $114.4 million at January 31, 2008 from $108.4 million at January 31, 2007. The increase during fiscal 2008 was due primarily to the purchase of the RTLinux business and, to a lesser extent, due to foreign currency translation adjustments.

Given the current macro economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenues, operating results and cash flows of certain reporting units are not achieved it is reasonably possible that an impairment review may be triggered for goodwill and long-lived assets during fiscal 2010. If a triggering event causes an impairment review to be required, or if it is determined during the Company’s annual goodwill impairment review in the second quarter that its revenues, operating results and cash flows can not be achieved at forecasted levels, it is not possible to determine if an impairment charge would result or if such a charge would be material.

Other Intangibles

Other intangibles consist of the following (in thousands):

	January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,658	$(33,926)	$1,732
Assembled workforce	1,475	(427)	1,048
Customer relationships, contracts and agreements	25,202	(17,116)	8,086

Total	$62,335	$(51,469)	$10,866

	January 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,349	$(32,664)	$2,685
Assembled workforce	1,528	(136)	1,392
Customer relationships, contracts and agreements	17,056	(16,172)	884

Total	$53,933	$(48,972)	$4,961

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase of $5.9 million in purchased and other intangibles, net, during fiscal 2009 was related primarily to the purchase of the MIZI business. The increase was partially offset by translation adjustments of other intangibles denominated in foreign currencies and amortization and impairment of purchased and other intangibles during fiscal year 2009. Developed and core technology and patents are being amortized over a weighted average period of 3.8 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 3.9 years.

During the fourth quarter of fiscal year 2009, the Company recorded a non-cash impairment charge of $48,000 related to the carrying value of its intangible assets associated with its Device Test business included within the All Other reportable segment. The entire $48,000 was included in amortization and impairment of purchased technologies. The impairment resulted from a decline in the projected future cash flows of the Device Test business as a result of consideration of current economic conditions and a rebalancing of the Company’s strategic product portfolio related to its Device Test reporting unit, following the Company’s annual planning process for fiscal 2010. As a result, the Company determined that the carrying value of these intangibles was not recoverable and, accordingly, the Company recorded an impairment charge to write-down these intangible assets to their fair value. Fair value was estimated using discounted future cash flows for the Device Test asset group.

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

The following is a summary of amortization and impairment of the Company’s goodwill and purchased and other intangible assets for the periods presented (in thousands):

	Years Ended January 31,
	2009	2008	2007
Purchased intangibles:
Amortization-purchased intangibles	$2,101	$2,630	$1,154
Impairment-purchased intangibles	48	2,546	—

Amortization and impairment of purchased intangibles	2,149	5,176	1,154
Other intangibles:
Amortization-other intangibles	1,117	564	298
Impairment-other intangibles	—	299	—
Impairment of goodwill	12,232	—	—

Amortization and impairment of goodwill and other intangibles	13,349	863	298

Total amortization and impairment of goodwill and purchased and other intangibles	$15,498	$6,039	$1,452

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization and impairment expense relating to purchased intangibles is included within cost of revenues in the accompanying consolidated statements of operations. Amortization and impairment expense for goodwill and other intangible assets is included within operating expenses in the accompanying consolidated statements of operations.

As of January 31, 2009, expected future amortization expense for these intangibles is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010	$4,587
2011	3,285
2012	2,222
2013	748
Thereafter	24

Total	$10,866

NOTE 3: CERTAIN BALANCE SHEET COMPONENTS

Cash Equivalents and Investments

Cash equivalents and investments primarily in marketable securities, which are classified as available-for-sale, are summarized below for the periods presented (in thousands):

	Purchase/ Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2009:
U.S. government and agency debt securities	$35,000	$797	$(113)	$35,684	$—	$2,692	$32,992
Corporate debt securities	28,476	165	(640)	28,001	—	9,555	18,446
Asset-backed and other securities (2)	23,881	314	(408)	23,787	—	726	23,061
Time deposits (3)	3,313	—	—	3,313	3,234	79	—
Money market accounts	61,927	—	—	61,927	59,164	2,763	—

Total	$152,597	$1,276	$(1,161)	$152,712	$62,398	$15,815	$74,499

	Purchase/ Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Classified on Balance Sheet as:
					Cash Equivalents	Short-term Investments	Long-term Investments
January 31, 2008:
U.S. government and agency debt securities	$46,172	$969	$(30)	$47,111	$—	$2,853	$44,259
Corporate debt securities	38,905	495	(48)	39,352	—	19,293	20,059
Asset-backed and other securities (2)	55,479	888	(317)	56,050	—	500	55,549
Money market accounts	78,832	—	—	78,832	78,832	—	—

Total	$219,388	$2,352	$(395)	$221,345	$78,832	$22,646	$119,867

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net of other-than-temporary impairment of investments.

(2)	Asset-backed and other securities comprise of non-agency mortgage-backed securities, asset-backed securities and municipal bonds.

(3)	There were no balances for time deposits as of January 31, 2008.

The following table summarizes the fair value and gross unrealized losses of Wind River’s short-term and long-term available-for-sale investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, as of January 31, 2009 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency debt securities	$34,286	$(16)	$1,398	$(97)	$35,684	$(113)
Corporate debt securities	26,301	(426)	1,700	(214)	28,001	(640)
Asset-backed and other securities	22,687	(391)	1,100	(17)	23,787	(408)

Total	$83,274	$(833)	$4,198	$(328)	$87,472	$(1,161)

Wind River’s investment portfolio consists of various marketable debt securities. The longer the duration of these securities, the more susceptible these securities are to general changes in market interest rates. Except as noted below, all unrealized gains and losses are due to changes in general market conditions including interest rates and bond yields. Wind River evaluates its investment securities for other-than-temporary impairments based on quantitative and qualitative factors, including credit rating declines, under-collateralization, the length of time and significance of the loss position and the Company’s intent and ability to hold to maturity or forecasted recovery. During fiscal 2009 and 2008, the Company recorded other-than-temporary impairments of $1.4 million and $368,000, respectively, which were recorded as a component of other expense, net, on the consolidated statement of operations. See Note 4, “Financial Instruments”, for further discussion.

The following table summarizes the net realized gains (losses) on the sales of investments for the periods presented (in thousands):

	Years Ended January 31,
	2009	2008	2007
Realized gains	$952	$156	$85
Realized losses	(421)	(178)	(307)

Net realized gains (losses)	$531	$(22)	$(222)

Realized losses and gains are recognized within other expense, net, in the period to which they relate unless the decline in value is deemed to be other-than-temporary, in which case securities are written down to fair value and the loss is also charged to other expense, net. For the purposes of determining gross realized gains and losses, the cost of securities is based upon specific identification.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual maturities of short-and long-term debt securities, which are classified as available-for-sale, were as follows (in thousands):

January 31, 2009
Due in 1 year or less	$12,973
Due in 1-2 years	16,031
Due in 2-5 years	15,285
Due in 5 years or more	43,183

Total marketable debt securities	$87,472

Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2009	2008
Billed receivables	$77,744	$77,702
Unbilled receivables	2,972	10,490

	80,716	88,192
Less allowances for doubtful accounts and sales returns	(2,159)	(2,512)

Accounts receivable, net of allowances	$78,557	$85,680

Unbilled receivables primarily consist of amounts recognized as revenue under fixed price contacts accounted for using the percentage of completion method and other amounts, which are expected to be billed within twelve months of the balance sheet date.

Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2009	2008
Land and buildings	$71,049	$71,049
Computer equipment and software	43,998	41,483
Furniture and equipment	13,221	12,924
Leasehold and building improvements	10,064	10,047

	138,332	135,503
Less accumulated depreciation and amortization	(59,507)	(57,522)

Property and equipment, net	$78,825	$77,981

Land and buildings as of January 31, 2009 and 2008 comprise costs associated with Wind River’s headquarters facility in Alameda, California.

Depreciation expense related to property and equipment was $9.3 million for fiscal years 2009 and 2008 and $8.9 million for fiscal year 2007.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Compensation and Other

Accrued compensation includes $9.8 million and $9.1 million of accrued vacation and $8.5 million and $6.0 million of accrued bonus, as of January 31, 2009 and 2008, respectively. Other taxes payable were $4.2 million and $10.7 million as of January 31, 2009 and 2008, respectively.

Deferred Revenues

Deferred revenues consist of the following (in thousands):

	January 31,
	2009	2008
Current deferred revenues:
Subscription	$67,739	$83,252
Maintenance and other	46,717	36,634

Total current deferred revenues	114,456	119,886
Long-term deferred revenues:
Subscription	7,748	13,237
Maintenance and other	10,017	1,410

Total long-term deferred revenues	17,765	14,647

Total deferred revenues	$132,221	$134,533

NOTE 4: FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

During the first quarter of fiscal 2009, the Company adopted the provisions of SFAS 157. The Company measures its financial assets and liabilities, including cash equivalents, available-for-sale securities and derivative financial instruments, at fair value on a quarterly basis in accordance with SFAS 157. This standard establishes a fair value hierarchy that requires the Company to maximize its use of observable inputs and minimize the use of unobservable inputs in its fair value measurements. The classification of a financial asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that SFAS 157 establishes for measuring fair value are as follows:

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s fair value measurements by level as of January 31, 2009 for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$59,164	$—	$—	$59,164
Available-for-sale investments:
U.S. government and agency debt securities	—	35,684	—	35,684
Corporate debt securities	—	28,001	—	28,001
Asset-backed and other securities	—	23,787	—	23,787
Time deposits	3,313	—	—	3,313
Other (The Reserve Funds)	—	—	2,763	2,763
Derivatives	—	3	—	3

Total	$62,477	$87,475	$2,763	$152,715

Liabilities:
Derivatives	$—	$1,049	$—	$1,049

The Company measures its cash equivalents, time deposits, available-for-sale investment and foreign currency forward contracts (derivative instruments) at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Cash equivalents, time deposits and available-for-sale securities are classified within Level 1 or Level 2, with the exception of investment in the Reserve Primary Money Market Fund and the Reserve International Fund (“the Reserve Funds”). Level 1 and Level 2 financial instruments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include the Company’s investments in the Reserve Primary Money Market Fund and the Reserve International Fund (the “Reserve Funds”) as discussed below.

The recent uncertainties in the credit market have affected the Company’s investments in the Reserve Funds because the Reserve Funds held securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection on September 15, 2008. As a result, reliable Level 1 or Level 2 inputs are not available to value the Reserve Funds. In light of these events, the Company changed its fair value measurement of the Reserve Funds from Level 1 to Level 3 within the SFAS 157 three-tier fair value hierarchy. To determine the fair value for the investment in the Reserve Funds, the Company changed its valuation technique from market approach for its investment in the Reserve Funds to Level 3 analyses, under which the Reserve Funds are valued using unobservable inputs and management judgment due to the absence of comparable quoted market prices and inherent lack of liquidity for these funds. Based on the outcomes of these analyses, the Company concluded that the fair value of its investment in the Reserve Funds was lower than their carrying value and, as a result, recorded an other-than-temporary impairment charge for $273,000 in other expense, net, in the Consolidated Statements of Operations for the period ended January 31, 2009. Changes in market conditions could result in further adjustments to the fair value of these investments.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of January 31, 2009 (in thousands):

Level 3
Balance as of February 1, 2008	$—
Transfer from Level 1—The Reserve Funds	7,546
Distributions-The Reserve Funds	(4,510)
Other-than-temporary impairment recorded	(273)

Balance as of January 31, 2009	$2,763

As of January 31, 2009, the Company reclassified its investment in the Reserve Funds from cash and cash equivalents to short-term investments because it reasonably expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company does not expect that it will have to liquidate this investment in the next twelve months in order to meet its liquidity needs. Further, while the Company believes it has the right to the recovery of its investments in the Reserve Funds and expects that it will be able to redeem these investments within the next twelve months, the Company cannot predict with certainty when the Reserve Funds will disperse the Company’s funds, or the amounts that the Company will ultimately receive.

Based on publicly available information, numerous pending or threatened claims and lawsuits have been asserted against the Reserve Primary Money Market Fund, however the outcomes of these claims and lawsuits are currently unknown. If there are adverse outcomes or developments, an incremental impairment of the Company’s holdings in the Reserve Primary Money Market Fund may be required.

Total financial assets at fair value classified within Level 3 were less than 0.6% of total assets on the Company’s consolidated balance sheet as of January 31, 2009.

Available-for-sale Investments

The Company invests its excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset-backed and other debt securities. As of January 31, 2009, the Company classified all of its outstanding securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on the Company’s consolidated statement of operations in the period of sale.

The Company regularly reviews its investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralization, the length of time and significance of a security’s loss position and the Company’s intent and ability to hold a security to maturity or forecasted recovery. Unrealized losses on other-than-temporarily impaired securities are recognized in other income (expense), net on the consolidated statement of operations in the period that the Company determines that an other-than-temporary impairment has occurred.

During fiscal 2009, the Company determined that a corporate debt security and seven asset-backed and other securities within its portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $1.1 million related to these

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities during fiscal year 2009. As of January 31, 2009, the Company determined that no other securities in its investment portfolio were other-than-temporarily impaired. The total recorded other than temporary impairment losses were $1.4 million during fiscal 2009.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and other balances. Transaction gains and losses on the Company’s contracts and the change in fair value of its outstanding forward contracts are recognized each period in other expense, net. The notional amounts and fair values of the Company’s outstanding foreign currency purchase and sell contracts were as follows at January 31, 2009 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$49,988	$(1,240)
Sell	$25,715	$194

The Company’s derivative financial instruments generally have maturities of thirty days or less and, as of January 31, 2009, there were no derivative financial instruments outstanding with maturities in excess of six months. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

At the beginning of fiscal year 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, the Company eliminated approximately 82 positions, primarily in North America. As a result, the Company recognized restructuring charges of $2.7 million during fiscal year 2009 related to severance, medical and outplacement benefits for terminated employees. In addition, during fiscal year 2009, the Company recognized restructuring charges of $115,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom. During fiscal 2009, the Company also recognized restructuring charges of $48,000 related to probable and estimable severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of the Company’s restructuring plan announced in February 2009. As part of the plan, approximately 38 employee positions were eliminated, including employees from the Device Test division, primarily in the first quarter of fiscal year 2010. See Note 14, “Subsequent Events,” for further information.

During fiscal year 2008, the Company partially vacated a leased facility located in the United Kingdom. As a result, the Company recognized a total charge of $309,000, comprised of $266,000 related to future lease payments, net of estimated sublease income, and $43,000 related to other exit costs. During fiscal year 2008, the Company also recognized restructuring charges of $327,000 related to probable and estimable severance payments under statutory and other predefined severance benefit plans. These costs were incurred as a result of

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s reorganization plan, which was announced in February 2008. No employee positions were eliminated during fiscal 2008.

During fiscal year 2007, the Company recorded net restructuring reversals of $198,000, which consisted of adjustments to original estimates for certain vacated facilities and employee termination and related costs in EMEA. Adjustments and payments in fiscal 2007 were related to our fiscal 2006 restructuring program and no new programs were initiated during the year. No employee positions were eliminated during fiscal 2007.

The following table summarizes Wind River’s restructuring charges for the years ended, and restructuring liabilities, as of January 31, 2009, 2008 and 2007 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Other	Total
Restructuring liabilities as of January 31, 2006	$63	$402	$434	$899
Restructuring charges	—	—	103	103
Reversals	(17)	11	(295)	(301)
Cash payments	(46)	(82)	(242)	(370)
Translation adjustments	—	41	—	41

Restructuring liabilities as of January 31, 2007	—	372	—	372
Restructuring charges	327	309	—	636
Reversals	—	—	—	—
Cash payments	—	(135)	—	(135)
Translation adjustments	—	(38)	—	(38)

Restructuring liabilities as of January 31, 2008	327	508	—	835
Restructuring charges	2,810	115	46	2,971
Reversals	(96)	—	(2)	(98)
Cash payments	(2,988)	(255)	(44)	(3,287)
Translation adjustments	(5)	(105)	—	(110)

Restructuring liabilities as of January 31, 2009	$48	$263	$—	$311

The remaining restructuring liability as of January 31, 2009 is included as a component of accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet and is related to severance benefits and a lease obligation on a partially vacated facility. The Company expects to pay the remaining severance benefits in fiscal year 2010. The remaining lease obligation will be settled over the remaining lease term, which expires in fiscal year 2012.

Other Charges

During fiscal 2008, Wind River recorded an impairment charge of $333,000, in accordance with SFAS 144, in connection with leasehold improvements at a partially vacated facility in the United Kingdom. No other charges were recorded in fiscal 2009 and 2007.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2007, the notes matured and Wind River settled the remaining $42.2 million balance using existing cash, cash equivalents and investment balances.

NOTE 7: PROVISION FOR INCOME TAXES

Income before income taxes is as follows (in thousands):

	Years Ended January 31,
	2009	2008	2007
Domestic	$4,963	$331	$(840)
Foreign	7,640	91	1,693

Total	$12,603	$422	$853

The provision for income taxes was composed as follows (in thousands):

	Years Ended January 31,
	2009	2008	2007
Current provision (benefit)
Federal	$(322)	$475	$318
State	1,330	168	104
Foreign	958	2,739	1,831

	1,966	3,382	2,253

Deferred provision (benefit)
Federal	(404)	1,120	687
State	(41)	38	21
Foreign	378	(1,760)	(2,681)

	(67)	(602)	(1,973)

Total	$1,899	$2,780	$280

The provision for income taxes differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended January 31,
	2009	2008	2007
Expected rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	10.4	39.8	12.2
Foreign taxes	(17.5)	117.7	99.9
Reversal of previously accrued taxes	0.1	(10.7)	5.9
Losses not benefited (utilized)	(38.7)	218.4	(228.0)
Goodwill impairment	17.3	—	—
Non-deductible stock-based compensation	8.0	247.5	102.9
Non-deductible meals & entertainment	0.3	11.0	4.9
Other	0.2	0.1	—

Total	15.1%	658.8%	32.8%

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are recognized for the temporary differences between the tax basis and reported amount of assets and liabilities, tax losses, and credit carry forwards. Their significant components are as follows (in thousands):

	January 31,
	2009	2008
Deferred tax assets:
Depreciation and amortization	$721	$1,947
Net operating losses and tax credit carry-forwards	8,227	18,863
Research and development tax credits	30,823	30,936
Employee benefit accruals	4,301	3,192
Accounts receivable reserves	1,415	1,442
Accrued expenses and other	3,038	2,314
Purchased technology	4,099	6,330
Deferred revenues	4,560	6,467
Stock options	15,458	12,039

Gross deferred tax assets	72,642	83,530

Less valuation allowance	(59,428)	(65,432)

Total deferred tax assets, net of valuation allowance	13,214	18,098

Deferred tax liabilities:
Purchased technology	3,673	4,246
Prepaid expenses and other	2,996	3,949

Total deferred tax liabilities	6,669	8,195

Net deferred tax assets	$6,545	$9,903

As of January 31, 2009, the net operating loss carryforwards for federal and California state income tax purposes were approximately $41.1 million and $24.9 million, respectively, which begin to expire in 2023 and 2015, respectively. As of January 31, 2009, Wind River had federal, state, and Canadian tax credit carryforwards of approximately $17.2 million, $16.2 million, and $4.1 million, respectively, available to offset future taxable income. The federal credit carry-forwards will begin to expire in 2012, California tax credits will carry forward indefinitely, and the Canadian tax credits begin to expire in 2015. As of January 31, 2009, there are approximately $1.4 million of federal AMT tax credits, which have an indefinite carryforward period. In addition, as of January 31, 2009, there are approximately $4.6 million of foreign tax credits, which begin to expire in 2018.

Utilization of the Company’s net operating loss and tax credits carryforward may be subject to annual limitations if an ownership change had occurred pursuant to the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

SFAS 123R prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The gross amount of excess tax benefits excluded at January 31, 2009 is $18.8 million. If and when such excess tax benefits are ultimately realized, additional paid in capital will be increased by $18.8 million.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the exception of the U.S. jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have recorded a net deferred tax asset of $6.5 million and $9.9 million, related to our international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets at January 31, 2009 and 2008, respectively. The valuation allowance at January 31, 2009 is $59.4 million and relates to deferred tax assets held in the United States.

Should we determine that it is more likely than not that our U.S deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While we have experienced an increase in profitability during the year ended January 31, 2009 compared to the prior year, the significant uncertainty in the current economic climate, including our ability to continue to maintain or grow our term license revenues, makes it difficult to objectively verify the impact on our future profitability. Accordingly, considering this and other evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized at this time. We will continue to evaluate the ability to realize, by jurisdiction, our deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on our future profitability, it is at least reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

The valuation allowance decreased approximately $6.0 million, increased approximately $7.9 million and decreased approximately $23.0 million during the years ended January 31, 2009, 2008 and 2007, respectively. The valuation allowance as of January 31, 2007 was $57.6 million. The fiscal year 2009 change in the valuation allowance is related primarily to the utilization of US net operating losses and expiration of certain Japanese net operating losses. The fiscal year 2008 valuation allowance increase is mainly attributable to an increase in stock-based compensation not currently deductible, partially offset by net operating loss utilization. The fiscal year 2007 valuation allowance decrease is mainly attributable to the adoption of SFAS 123R, whereby net operating loss deferred tax assets generated by stock option deductions are not recognized until income taxes payable is reduced.

The Company has not provided for income taxes on approximately $14.0 million of its undistributed earnings for certain foreign subsidiaries because these earnings are intended to be permanently reinvested in operations outside the U.S.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on February 1, 2007, which did not result in a material adjustment to accumulated deficit. The amount of unrecognized tax benefits increased by $1.3 million to $17.7 million for the year ended January 31, 2009, primarily related to tax credits and foreign currency exchange adjustments. A reconciliation of the beginning and ending amount of unrecognized tax benefits in fiscal years 2008 and 2009 is as follows (in thousands):

	2009	2008
Unrecognized tax benefits balance at February 1	$16,391	15,114
Increase related to prior year tax positions	235	571
Decrease related to prior year tax positions	(81)	(863)
Increase related to current year tax positions	480	1,119
Settlements	—	—
Lapse in statutes of limitations	—	(107)
Foreign currency exchange adjustments	647	557

Unrecognized tax benefits balance at January 31	$17,672	$16,391

As of January 31, 2009, $5.4 million of our unrecognized tax benefits including the effect of the valuation allowance on deferred tax assets, if recognized, would impact the annual effective tax rate in future periods.

The Company believes that it is reasonably possible that a decrease of up to $79,000 in unrecognized tax benefits could be recorded in fiscal 2010 as a result of the expiration of statutes of limitation in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the consolidated statement of operations. During fiscal year 2009, 2008 and 2007 the Company recognized interest and penalties of $57,000, $16,000 and $90,000, respectively. As of January 31, 2009 and 2008, the Company had $187,000 and $113,000, respectively, of interest accrued as a component of other long-term liabilities, associated with unrecognized tax benefits.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2003 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2003 may also be subject to examination until they are fully utilized. The Company currently has an ongoing California income tax examination for fiscal years 2006 and 2007. During the fourth quarter of fiscal year 2009, the Company received notification that the calendar year 2005 through fiscal 2008 French tax returns were selected for examination. Subsequent to fiscal year 2009, the U.S. federal income tax examination for fiscal year 2005 closed with the Company receiving a “no change letter.”

The Company believes all uncertain tax positions have been sufficiently provided for in connection with the U.S. federal, California and French periods under examination and any other open tax year. A German tax examination was concluded in the fourth quarter of fiscal 2009 and no material adjustments were made in connection with the examination. The Company is not under examination in any other income tax jurisdiction at the present time.

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

In accordance with the SFAS No. 128, Earnings Per Share, the calculation of shares used in basic and diluted net income (loss) per share computation is presented below (in thousands, except per share amounts):

	Years Ended January 31,
	2009	2008	2007
Numerator:
Net income (loss)	$10,704	$(2,358)	$573

Denominator:
Weighted average common shares outstanding—basic	79,077	86,483	85,409
Effect of dilutive potential common shares	751	—	1,316

Weighted average common shares outstanding—diluted	79,828	86,483	86,725

Net income (loss) per share
Basic	$0.14	$(0.03)	$0.01
Diluted	$0.13	$(0.03)	$0.01

The effect of the assumed conversion of the 3.75% convertible subordinated notes for 1.7 million shares in fiscal 2007 is anti-dilutive, and is therefore excluded from the above computation. The above computation also excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 10.5 million and 11.9 million shares for the fiscal 2009 and 2007, respectively. Since Wind River had a net loss for fiscal 2008, there is no difference between basic and diluted net loss per share. If the Company had recorded net income for fiscal 2008, it would have included in the computation dilutive potential common shares totaling approximately 985,000 shares, exclusive of anti-dilutive potential common shares, which amounted to approximately 10.4 million shares.

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

In June 2007, the Board of Directors authorized another stock repurchase program to enable Wind River to acquire up to an aggregate of $50.0 million of its outstanding common stock in the open market or through negotiated transactions. Wind River may repurchase shares from time to time at management’s discretion in accordance with applicable securities laws. The Company completed this repurchase program during the first quarter of fiscal year 2009.

In April and June 2008, the Board approved additional stock repurchase programs that authorized the Company to repurchase up to an aggregate $100.0 million of outstanding common stock. During fiscal year 2009, the Company repurchased 13.0 million shares for a total cost of $105.3 million or an average of $8.12 per share, respectively, inclusive of broker commissions. Repurchases under the Board approved plans are exclusive of shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units. As of January 31, 2009, approximately $45.0 million remained available for repurchases under the Company’s stock repurchase programs.

The Board of Directors and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For fiscal 2009 and in each prior year commencing in fiscal year 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

As of January 31, 2009, Wind River had reserved 24.2 million shares of common stock available for future issuance under its stock compensation plans, including 16.4 million shares related to outstanding stock options and restricted stock units.

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

NOTE 10: STOCK-BASED COMPENSATION PLANS

Equity Incentive Plans

Prior to fiscal 2007, Wind River had four main equity incentive plans: the 1987 Equity Incentive Plan, the 1998 Equity Incentive Plan, the 1998 Non-Officer Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan (together, the “Predecessor Plans”).

In June 2007, the Company’s stockholders approved the amended and restated Wind River Systems, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”), which had been originally approved by the Company’s Board of Directors (“BOD”) and stockholders in 2005. The 2005 Equity Plan provides for the award of incentive

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and deferred stock units to eligible employees, including consultants and directors, as well as automatic stock option grants to non-employee directors. Subject to the terms of the 2005 Equity Plan, the plan administrator has the authority to select the employees, consultants, and directors who will receive the equity awards, determine the terms and conditions of the awards (for example, the exercise price and vesting schedule), and interpret the provisions of the 2005 Equity Plan and outstanding awards. Generally, Wind River’s practice is to grant all options with exercise prices of at least 100% of the fair market value on the date of grant and a term of 7 years. Options generally became exercisable as to 25% of the option shares one year from the date of grant and then ratably over the following 36 months (1/48th per month). Restricted stock units generally vest 25% per year over a four-year period. The 2005 Equity Plan replaces the Predecessor Plans and no further awards will be granted under those plans. The 2005 Equity Plan provides for the issuance of a maximum of approximately 15.2 million shares of which approximately 5.1 million shares were available for grant as of January 31, 2009.

Employee Stock Purchase Plan

In June 2007, Company’s BOD and stockholders approved the amended and restated Wind River Systems, Inc. 1993 Employee Stock Purchase Plan, (the “Purchase Plan”) under which 7.8 million shares of common stock have been reserved for issuance. The Purchase Plan also provides for an automatic annual increase of up to 300,000 shares for a period of five years commencing in fiscal year 2009, provided that such shares consist of Company common stock repurchased on the open market. Eligible employees may purchase a limited number of shares of Wind River common stock at a discount of up to 15% of the fair market value at the lower of certain plan-defined dates. In fiscal year 2009, 2008 and 2007, Wind River issued 539,000 shares, 491,000 shares, and 259,000 shares, respectively, under the Purchase Plan. As of January 31, 2009, approximately 2.6 million shares were available for issuance under the Purchase Plan.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for fiscal years 2009, 2008 and 2007 (in thousands):

	Years Ended January 31,
	2009	2008	2007
Cost of revenues	$2,373	$2,491	$2,322
Selling and marketing expenses	5,478	6,095	5,648
Product development and engineering expenses (1)	3,402	4,236	5,405
General and administrative expenses	5,218	8,475	9,122

Total stock-based compensation expense	16,471	21,297	22,497

Income tax benefit (2)	(67)	(56)	(58)

Total stock-based compensation, net of tax	$16,404	$21,241	$22,439

(1)	Includes stock-based compensation expense of $309,000 and $2.1 million for fiscal year 2008 and 2007, respectively, related to restricted stock issued in connection with the Interpeak acquisition.

(2)	The Company recognized income tax benefits in a certain international jurisdiction and no tax benefits elsewhere, due primarily to the full valuation allowance established against the Company’s domestic deferred tax assets.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

Wind River uses the Black-Scholes option pricing model to determine the fair value of stock options consistent with the provisions of SFAS 123R. The fair value of each option grant is estimated on the date of grant and is affected by the Company’s stock price and a number of highly complex and subjective variables including, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise and cancellation behaviors.

The Company used the following valuation assumptions to estimate the fair value of options granted during fiscal years 2009, 2008 and 2007:

	Years Ended January 31,
	2009	2008	2007
Risk-free interest rate	1.22% – 3.51%	3.45% – 5.08%	4.59% – 5.21%
Expected life (in years)	3.8 – 5.4	3.8 – 5.3	3.6 – 7.0
Expected volatility	42.9% – 57.4%	36.3% – 47.7%	46.8% – 56.9%
Dividend yield	0%	0%	0%

The computation of expected volatility is based on a combination of historical and market-based implied volatility from traded options on Wind River common stock over the expected term. The Company believes that using a combination of historical and market-based implied volatility from traded options on Wind River common stock is a better indicator of expected volatility and future stock price trends than relying solely on historical volatility. The computation of expected lives was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The range provided results from the behavior patterns of separate groups of employees that have similar historical experience. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of stock option awards granted during fiscal years 2009, 2008 and 2007 was $3.07, $3.75 and $5.00, respectively.

The fair value of employees’ stock purchase rights under Wind River’s ESPP was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal years 2009, 2008 and 2007:

	Years Ended January 31,
	2009	2008	2007
Risk-free interest rate	1.23%	4.37%	5.27%
Expected life (in years)	0.5	0.4	0.5
Expected volatility	58.2%	34.3%	38.7%
Dividend yield	0%	0%	0%

The weighted-average fair value of common stock purchase rights granted under the ESPP during fiscal years 2009, 2008 and 2007 was $3.08, $2.33 and $2.37, respectively.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following table summarizes the option activity under the Company’s equity incentive plans for fiscal 2009 (in thousands, except exercise prices and contractual terms):

	Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 31, 2008	15,340	$11.02
Granted	1,352	7.89
Exercised	(1,001)	7.52
Cancelled	(854)	12.51

Balance at January 31, 2009	14,837	$10.86	4.34	$2,055

Vested and expected to vest at January 31, 2009	14,033	$10.94	4.29	$1,890

Options exercisable at January 31, 2009	11,126	$11.20	3.99	$1,345

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 1.5 million options with exercise prices below the fair market value of the Company’s stock as of January 31, 2009. During the fiscal year 2009, 2008 and 2007 the aggregate intrinsic value of options exercised under the Company’s stock option plans was $3.0 million, $7.6 million and $2.2 million, respectively, determined as of the date of option exercise. The Company settles employee stock option exercises with newly issued common shares. As of January 31, 2009, there was approximately $11.8 million of unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Restricted Stock Unit Activity

During fiscal year 2008, the Company commenced the granting of restricted stock units. The following table summarizes the restricted stock unit activity under the Company’s equity incentive plans for fiscal 2009 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2008	592	$10.14
Granted	1,240	7.40
Vested	(142)	10.14
Cancelled	(95)	8.58

Outstanding at January 31, 2009	1,595	$8.10

As of January 31, 2009, the Company issued approximately 142,000 shares related to restricted stock units that vested during the period. At the election of employees, a majority of these vested restricted stock units were settled on a net share basis. As a result, the Company repurchased 47,058 shares of common stock from employees for a total cost of $381,000 in order to meet employee minimum statutory withholding obligations for applicable income and other employment taxes. These repurchases were recorded as treasury stock on the consolidated balance sheet and are included within financing activities on the consolidated statement of cash flows.

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2009, there was approximately $7.9 million in unrecognized stock-based compensation cost related to unvested restricted stock units. That cost is expected to be recognized over a weighted average period of approximately 2.9 years.

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

During the years ended January 31, 2009, 2008 and 2007, Wind River contributed common stock with a fair value of approximately $2.3 million, $2.1 million, and $1.8 million, respectively, to the 401(k) Plan.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

Wind River leases certain property consisting of subsidiary headquarters, customer-training facilities, sales facilities, office equipment and automobiles that expire at various dates through December 2014, some of which contain renewal and escalation clauses. Future minimum rental payments under non-cancelable operating leases with remaining terms greater than one year subsequent to January 31, 2009, are as follows (in thousands):

Fiscal Year	Operating Lease Commitments
2010	$5,683
2011	4,109
2012	1,692
2013	7
2014	5
Thereafter	—

Total	$11,496

Total rent expense during the years ended January 31, 2009, 2008 and 2007 was $9.4 million, $8.5 million and $7.2 million, respectively.

Litigation

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RED.Com, Inc. Litigation

On November 14, 2008, RED.Com, Inc. (doing business as RED Digital Camera) (“RED”) filed a complaint against the Company in the Superior Court of the State of California, Santa Clara County. The complaint asserts causes of action against the Company for fraud in the inducement, breach of contract and negligent representation in connection with a services agreement entered into between the Company and RED in January 2006, pursuant to which the Company performed certain design services related to RED’s RED ONE digital cinema camera. RED’s complaint seeks compensatory damages in an amount to be proven at trial, as well as punitive damages and attorneys’ fees and costs. On January 2, 2009, the Company filed an answer to RED’s complaint. The Company believes that RED’s complaint is without merit and intends to defend this matter vigorously. On January 2, 2009, the Company filed a cross-complaint against RED asserting causes of action for (i) breach of contract in connection with RED’s failure to pay outstanding invoices and (ii) for breach of contract and conversion/trespass to chattels in connection with RED’s unauthorized distribution of our VxWorks operating system to end users. Discovery has commenced. A trial date has not been set.

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 13: SEGMENT AND GEOGRAPHIC INFORMATION

SFAS 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company historically managed its operations as one industry segment, technology for device operating systems, and operated as one segment under SFAS 131. At the beginning of fiscal year 2009, the Company adopted a reorganization plan to better align its resources with its strategic business objectives. As part of this plan, the Company reorganized its operations into four product divisions: VxWorks, Linux, Tools and Common Technologies and Device Management. In addition, the Company records revenues and expenses from non-core products and design services separate from these four product divisions. As a result of this reorganization, the Company has commenced reporting its results of operations for each of the following reportable segments:

•

VxWorks. This segment reports the results of operations of our VxWorks product division, which develops, markets and sells our proprietary VxWorks real-time operating system and related products and services.

•

Linux. This segment reports the results of operations of our Linux product division, which develops, markets and sells our open-source-based, commercial-grade Linux operating systems and related products and services.

•

Non-Core Products and Design Services. Due to the current revenue and income contributions of these products and services, we are reporting separately in this segment our results of operations of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services.

•	All Other. This segment reports the results of operations of non-platform sales of our Tools product division and our Device Test product division on a combined basis.

The Company’s chief operating decision maker (“CODM”), defined as the Company’s chief financial officer and chief executive officer, reviews financial information presented on an operating segment basis for

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes of making operating decisions and in assessing financial performance. In its evaluations of the segments, the CODM uses internal management reporting that provides segment revenues and operating income, excluding stock-based compensation expense, amortization and impairment of goodwill and purchased and other intangibles, certain corporate marketing expenses, general and administrative expenses and restructuring and other charges. The CODM believes that segment operating income excluding these expenses is an appropriate measure for evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The CODM does not review asset information on an operating segment basis.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1, “The Company and Summary of Significant Accounting Polices.” Except for goodwill and purchased intangible assets, the Company does not generally track assets by reportable segment and consequently, the Company does not disclose total assets by reportable segments. See Note 2, “Acquisitions, Goodwill and Purchased Intangibles” for goodwill by reportable segment.

The Company has recast its segment disclosures for periods prior to fiscal 2009 to present these new reportable segments. The following table presents summarized financial results by segment (in thousands):

	Years Ended January 31,
	2009	2008	2007
Revenues by segment, net:
VxWorks	$260,537	$242,639	$217,885
Linux	45,428	30,865	11,192
Non-Core Products and Design Services	27,561	29,550	29,128
All Other	26,138	25,577	27,093

Total revenues, net	$359,664	$328,631	$285,298

Segment income (loss) from operations:
VxWorks	$101,231	$70,199	$72,206
Linux	(18,988)	(5,638)	(10,628)
Non-Core Products and Design Services	10,012	8,820	4,336
All Other	(8,805)	(8,649)	(2,168)
Corporate unallocated expenses:
Stock-based compensation	(11,253)	(12,822)	(13,375)
Amortization and impairment of goodwill and purchased and other intangibles	(15,498)	(6,039)	(1,452)
Corporate marketing	(13,702)	(14,906)	(14,598)
General and administrative (including stock-based compensation)	(33,431)	(37,959)	(39,896)
Restructuring and other charges	(2,873)	(969)	198

Income (loss) from operations	$6,693	$(7,963)	$(5,377)

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

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue information by region is presented below (in thousands):

	Years Ended January 31,
	2009	2008	2007
North America (1)	$186,407	$179,070	$156,521
EMEA	91,739	77,365	65,933
Japan	45,741	42,398	36,043
Asia Pacific	35,777	29,798	26,801

Total	$359,664	$328,631	$285,298

(1)	Represents revenue generated primarily in the United States.

Revenue information on a product, subscription and services basis is presented below (in thousands):

	Years Ended January 31,
	2009	2008	2007
Perpetual license revenues	$63,861	$36,156	$37,669
Production license revenues	73,970	81,055	77,436
Subscription revenues	127,833	122,878	99,360
Maintenance revenues	34,812	32,832	31,066
Other service revenues	59,188	55,710	39,767

Total	$359,664	$328,631	$285,298

No single customer accounted for more than 10% of Wind River’s total revenues in fiscal years 2009, 2008 or 2007.

The distribution of long-lived assets, net of depreciation and amortization, by geographic location is as follows (in thousands):

	January 31,
	2009	2008
North America (1)	$76,510	$76,765
EMEA	3,481	4,683
Japan	2,631	2,390
Asia Pacific	3,029	1,105

Total	$85,651	$84,943

(1)	Long-lived assets are primarily located in the United States.

NOTE 14: SUBSEQUENT EVENTS

In February 2009, the Company acquired all of the outstanding shares of Tilcon Software Limited (“Tilcon), a privately held company based in Ottawa, Canada that focuses on providing embedded graphics solutions, for approximately $3.5 million in cash consideration. In addition, in connection with this acquisition, the Company agreed to pay potential retention and performance bonuses of up to an aggregate of $1.0 million. With this acquisition, the Company acquired proprietary embedded graphical user interfaces that will enhance the value of our VxWorks and Wind River Linux software platforms across multiple device types and target. The acquisition

WIND RIVER SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be recorded under the Company’s VxWorks reportable segment and accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141.

In February 2009, the Company implemented a restructuring plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, approximately 38 employee positions were eliminated, including employees from the Device Test division, primarily in the first quarter of fiscal 2010. The Company expects to incur total restructuring and other charges ranging from $1.0 million to $1.2 million in connection with this restructuring plan. Substantially all of the charges will relate to cash-based severance costs. The Company recognized $48,000 of these costs during the fourth quarter of fiscal 2009 related to statutory and other predefined severance benefit plans for employees that management committed to a plan to terminate prior to the end of fiscal 2009. The Company expects to incur a substantial majority of the remaining charges during the first quarter of fiscal 2010 and anticipates annual cost savings of approximately $3.5 million to $4.5 million in connection with this restructuring plan. In addition, the Company has taken other cost saving actions in fiscal 2010 such as reducing employee benefits and compensation costs for existing employees.

SUPPLEMENTARY FINANCIAL INFORMATION

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. Our revenues and results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our revenues and results of operations could fluctuate significantly quarter-to-quarter and year-to-year. Significant quarterly fluctuations in revenues will cause significant fluctuations in our cash flows and the cash and cash equivalents, accounts receivable and deferred revenue accounts on our consolidated balance sheet. Causes of such fluctuations may include: the number and timing of orders we receive, including disproportionately higher receipt and shipment of orders in the last month of the quarter; changes in the length of our products’ sales cycles, which increase as our customers’ purchase decisions become more strategic and are made at higher management levels; the success of our customers’ products from which we derive our royalty revenue; the mix of our revenues as between sales of perpetual and term license, subscription and lower-margin sales of services; our ability to control our operating expenses; our ability to continue to develop, introduce and ship competitive new products and product enhancements quickly; possible deferrals of orders by customers in anticipation of new product introductions; announcements, product introductions and price reductions by our competitors; our ability to manage costs for fixed-price consulting agreements; seasonal product purchases by our customers; changes in business cycles that affect the markets in which we sell our products; economic conditions in the United States and international markets; foreign currency exchange rates; and the occurrence of unexpected events.

A summary of our quarterly results for the fiscal years ended January 31, 2009 and 2008 is as follows:

	Quarter Ended
	Jan. 31, 2009		Oct. 31, 2008		July. 31, 2008		Apr. 30, 2008		Jan. 31, 2008		Oct. 31, 2007		July. 31, 2007		Apr. 30, 2007
	(In thousands, except per share amounts)
	(Unaudited)
Total revenues, net	$88,308		$91,576		$91,915		$87,865		$84,310		$81,643		$84,629		$78,049
Gross profit	68,914		70,798		71,045		65,179		60,151		61,675		64,691		58,481
Income (loss) before income taxes	(5,266)		7,152		10,531		186		(1,642)		829		4,576		(3,341)
Net income (loss)	(4,469	)(1)	5,916	(2)	8,795	(3)	462	(4)	(2,022	)(5)	(98	)(6)	4,313	(7)	(4,551	)(8)
Net income (loss) per share:
Basic	(0.06)		0.08		0.11		0.01		(0.02)		(0.00)		0.05		(0.05)
Diluted	(0.06)		0.08		0.11		0.01		(0.02)		(0.00)		0.05		(0.05)
Shares used in per share calculation:
Basic	76,347		77,316		77,565		85,211		87,399		87,081		86,151		85,260
Diluted	76,347		78,637		78,993		85,496		87,399		87,081		87,181		85,260

(1)	During the fourth quarter of fiscal year 2009, we had charges of $3.8 million for stock-based compensation, $1.2 million related to the amortization of purchased and other intangibles, $12.2 million related to a goodwill impairment charge, $48,000 related to the impairment of purchased intangibles and $585,000 of other-than-temporary investment impairments.

(2)	During the third quarter of fiscal year 2009, we had charges of $4.1 million for stock-based compensation, $710,000 related to the amortization of purchased and other intangibles and $423,000 of other-than-temporary investment impairments.

(3)	During the second quarter of fiscal year 2009, we had charges of $4.2 million for stock-based compensation and $639,000 related to the amortization of purchased and other intangibles.

(4)	During the first quarter of fiscal year 2009, we had charges of $4.3 million for stock-based compensation, $635,000 related to the amortization of purchased and other intangibles and $357,000 of other-than-temporary investment impairments.

(5)	During the fourth quarter of fiscal year 2008, we had charges of $5.2 million for stock-based compensation, $880,000 related to the amortization and $2.8 million related to the impairment of purchased and other intangibles, $250,000 for costs incurred for our voluntary stock option review and related litigation and $368,000 of other-than-temporary investment impairments.

(6)	During the third quarter of fiscal year 2008, we had charges of $5.3 million for stock-based compensation and $836,000 related to the amortization of purchased and other intangibles.

(7)	During the second quarter of fiscal year 2008, we had charges of $5.5 million for stock-based compensation, $780,000 related to the amortization of purchased and other intangibles and $605,000 for costs incurred for our voluntary stock option review and related litigation.

(8)	During the first quarter of fiscal year 2008, we had charges of $5.3 million for stock-based compensation, $697,000 related to the amortization of purchased and other intangibles and $1.1 million for costs incurred for our voluntary stock option review and related litigation.

Post Close Events

On March 5, 2009, Wind River announced preliminary results for the quarter and year ended January 31, 2009. Subsequent to this announcement, but before the completion of our Annual Report on Form 10-K for fiscal 2009, management determined that it was appropriate to adjust these previously announced results, primarily to reduce revenue by $128,000 due to a change in circumstances associated with a customer, offset by a reduction in bonus accruals of $66,000, which in total caused net income to decrease by $62,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management has excluded the MIZI Research, Inc. acquisition, which occurred in the third quarter of fiscal year 2009, from its assessment of internal control over financial reporting. The total assets and additional revenues represent 4.5% and 0.04%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2009.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of internal control over financial reporting, our management has concluded that, as of January 31, 2009, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, independently assessed the effectiveness of the company’s internal control over financial reporting. PricewaterhouseCoopers LLP has issued an attestation report concurring with management’s assessment, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of the Registrant” in Part 1 of this Annual Report on Form 10-K.

The information regarding our directors required by this Item is incorporated by reference from the sections entitled “Information about our Board of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information concerning Section 16(a) reporting required by this Item is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information regarding the identification of Audit Committee members and the Audit Committee financial expert required by this Item is incorporated by reference from the section entitled “Information about our Board of Directors—Committees of the Board” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information required by this Item regarding material changes, if any, to the procedures by which security holders may recommend nominees to our board of directors is incorporated by reference from the section entitled “Information about our Board of Directors—Committees of the Board—Nominating and Corporate Governance Committee” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

The information required by this Item is incorporated by reference from the sections entitled “Executive Compensation and Related Information” and “Information about our Board of Directors—Director Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information required by this Item regarding Compensation Committee Interlocks and Insider Participation, if any, is incorporated by reference from the section entitled “Information about our Board of Directors—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information in the section of our Proxy Statement for the 2009 Annual Meeting of Stockholders entitled “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed. Such information shall not be deemed to be incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2009. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by Wind River in connection with acquisitions of the companies that originally granted those options. Footnote (1) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of January 31, 2009, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	13,067,968	(1)(2)	$10.93	(3)	7,739,596	(4)
Equity compensation plans not approved by security holders	3,268,132		$10.60		—

Total	16,336,100	(1)(2)	$10.86	(3)	7,739,596	(4)

(1)	Excludes outstanding options to purchase an aggregate of 96,083 shares with a weighted average exercise price of $11.67, which were assumed by Wind River in connection with the acquisitions of AudeSi Technologies Inc., Embedded Support Tools Corporation, Integrated Systems, Inc. and Rapid Logic, Inc.

(2)	Includes 1,594,716 shares of our common stock issuable pursuant to outstanding restricted stock units under our 2005 Equity Incentive Plan (as amended). Restricted stock units represent an unfunded, unsecured right to receive shares of Wind River common stock and the value of such awards varies directly with the price of Wind River common stock.

(3)	Calculated without taking into account shares of our common stock issuable pursuant to outstanding restricted stock units that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(4)	Includes 5,107,946 shares available for future issuance as of January 31, 2009 under our 2005 Equity Incentive Plan (as amended) and 2,631,650 shares available for future issuance under our 1993 Employee Stock Purchase Plan (as amended).

The equity compensation plans not approved by security holders generally have the same features as those approved by security holders. For further details regarding Wind River’s equity compensation plans, see Note 10, “Stock-Based Compensation Plans,” in notes to consolidated financial statements filed as part of this Annual Report on Form 10-K.

The information required by this Item regarding stock ownership by principal stockholders and management is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item regarding related party transactions, if any, is incorporated by reference from the section entitled “Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The information required by this Item regarding director independence is incorporated by reference from the section entitled “Information about our Board of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section entitled “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements—See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.

2.	All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits—See Item 15(b) below.

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc., as amended.	10-Q	December 15, 2000	3.1(a)-(d)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock.	8-K	November 4, 1999	4.1

3.3	Amended and Restated Bylaws of Wind River Systems, Inc.	8-K	December 20, 2007	3.1

4.1	Amended and Restated Stockholder Rights Plan dated as of September 29, 2006 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder.	8-K	October 3, 2006	4.1

10.1*	Form of Indemnity Agreement entered into between Wind River Systems, Inc. and its officers and directors.	10-K	May 1, 2001	10.1

10.2*	1987 Equity Incentive Plan, as amended.	S-8 (No. 33306921)	June 26, 1996	99.1

10.3*	Form of Incentive Stock Option Grant under the 1987 Equity Incentive Plan and Form of Nonstatutory Stock Option Grant under the 1987 Equity Incentive Plan.	S-1 (No. 3359146)	March 5, 1993	10.3 and 10.4

10.4*	Form of Performance Option under the Amended and Restated Wind River Systems, Inc. 1987 Equity Incentive Plan.	10-K	April 21, 1998	10.20

10.5*	1993 Employee Stock Purchase Plan, as amended.	10-Q	June 11, 2007	10.6

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.6*	1995 Non-Employee Directors’ Stock Option Plan, as amended.	10-Q	June 13, 2001	10.14

10.7*	Form of Nonstatutory Stock Option Grant under the Non-Employee Director’s Stock Option Plan.	10-K	April 21, 1997	10.15

10.8*	1998 Non-Officer Stock Option Plan, as amended.	S-8 (No. 3333-92244)	July 11, 2002	99.1

10.9*	Form of Stock Option Agreement under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.45

10.10*	Form of Stock Option Agreement for Belgian employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.46

10.11*	Form of Stock Option Agreement for French employees under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-K	April 30, 2003	10.11

10.12*	Provisions Applicable to Persons Subject to the Laws of France under the Wind River Systems, Inc. 1998 Non-Officer Stock Option Plan.	10-Q	September 14, 2001	10.48

10.13*	1998 Equity Incentive Plan, as amended.	S-8 (No. 333-112156)	January 23, 2004	99.1

10.14*	Form of Stock Option Agreement under the 1998 Equity Incentive Plan.	10-K	May 1, 2001	10.23

10.15*	Executive Officers’ Change of Control Incentive and Severance Benefit Plan, as amended and restated as of January 30, 2009.	8-K	February 4, 2009	10.1

10.16*	Vice Presidents’ Severance Benefit Plan, as amended and restated as of October 14, 2008.	8-K	October 17, 2008	10.2

10.17*	2005 Equity Incentive Plan.	10-Q	June 11, 2007	10.5

10.18*	Form of 2005 Equity Incentive Plan—Stock Option Award Agreement.	8-K	April 2, 2007	10.1

10.19*	Executive Employment Agreement dated as of November 5, 2003 by and between Wind River Systems, Inc. and Kenneth R. Klein.	8-K	November 6, 2003	99.2

10.20*	Amendment to Executive Employment Agreement, dated as of October 16, 2008, by and between Wind River Systems, Inc. and Ken Klein.	8-K	October 17, 2008	10.5

		Incorporated by Reference to the Registrant’s filing on:
Exhibit No.	Exhibit Title	Form (File No.)	Date Filed	As Exhibit No.	Filed Herewith
10.21*	Second Amendment to Executive Employment Agreement, dated as of January 30, 2009, by and between Wind River Systems, Inc. and Ken Klein.	8-K	February 4, 2009	10.2

10.22*	Offer Letter between Wind River Systems, Inc, and Ian Halifax, dated January 30, 2007.	8-K	February 1, 2007	10.1

10.23*	Amendment to Offer Letter, dated as of October 16, 2008, by and between Wind River Systems, Inc. and Ian Halifax.	8-K	October 17, 2008	10.6

10.24*	Form of 2005 Equity Incentive Plan Restricted Stock Unit Agreement.	8-K	April 2, 2007	10.2

10.25*	Stock Option Agreement and Grant Notice dated March 21, 2007 by and between Wind River Systems, Inc. and Ian Halifax.	10-Q	June 11, 2007	10.4

10.26*	Section 162(m) Performance Incentive Award Plan, as amended and restated as of October 14, 2008.	8-K	October 17, 2008	10.4

21.1	Subsidiaries of Registrant.				X

23.1	Consent of Independent Registered Public Accounting Firm.				X

24	Powers of Attorney (contained in signature page).				X

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.
Dated: April 1, 2009	By:	/s/ IAN R. HALIFAX
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

Name	Title	Date

/s/ KENNETH R. KLEIN Kenneth R. Klein	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 1, 2009

/s/ IAN R. HALIFAX Ian R. Halifax	Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (principal financial officer)	April 1, 2009

/s/ JANE E. BONE Jane E. Bone	Chief Accounting Officer	April 1, 2009

/s/ NARENDRA K. GUPTA Narendra K. Gupta	Director, Vice Chairman of the Board	April 1, 2009

/s/ JOHN C. BOLGER John C. Bolger	Director	April 1, 2009

/s/ JERRY L. FIDDLER Jerry L. Fiddler	Director	April 1, 2009

/s/ GRANT M. INMAN Grant M. Inman	Director	April 1, 2009

/s/ HARVEY C. JONES Harvey C. Jones	Director	April 1, 2009

/s/ STANDISH H. O’GRADY Standish H. O’Grady	Director	April 1, 2009