Form 10-Q
period 2009-04-30
WIND RIVER SYSTEMS INC
filed 2009-06-09
CIK 833829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No  ☒

As of May 29, 2009, there were 76,892,405 shares of the registrant’s $0.001 par value common stock outstanding.

WIND RIVER SYSTEMS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

Unless stated otherwise, references in this report to “Wind River,” “we,” “our,” “us” or “the Company” refer to Wind River Systems, Inc., a Delaware corporation, and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,
	2009	2008
Revenues, net:
Product	$30,174	$32,898
Subscription	29,020	33,070
Service	23,276	21,897

Total revenues, net	82,470	87,865

Cost of revenues:
Product	661	750
Subscription	2,964	4,662
Service	14,284	16,746
Amortization of purchased intangibles	399	528

Total cost of revenues	18,308	22,686

Gross profit	64,162	65,179

Operating expenses:
Selling and marketing	32,969	35,172
Product development and engineering	20,872	20,307
General and administrative	8,281	9,040
Amortization of other intangibles	882	107
Restructuring and other charges	848	2,930

Total operating expenses	63,852	67,556

Income (loss) from operations	310	(2,377)

Other income:
Interest income	1,245	2,349
Interest expense	(68)	(112)
Other income (expense), net	(1,068)	326

Total other income, net	109	2,563

Income before income taxes	419	186
Benefit from income taxes	(142)	(276)

Net income	$561	$462

Net income per share:
Basic and diluted	$0.01	$0.01

Shares used in per share calculation:
Basic	76,676	85,211

Diluted	77,127	85,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 30, 2009	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$74,585	$78,825
Short-term investments	16,400	15,815
Accounts receivable, net	61,943	78,557
Prepaid and other current assets	19,034	18,928

Total current assets	171,962	192,125
Long-term investments	78,783	74,499
Property and equipment, net	77,761	78,825
Goodwill	111,798	108,102
Other intangibles, net	11,426	10,866
Other assets	14,858	14,582

Total assets	$466,588	$478,999

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,388	$9,066
Accrued and other current liabilities	11,712	14,566
Accrued compensation	20,778	27,364
Income taxes payable	293	85
Deferred revenues	105,055	114,456

Total current liabilities	145,226	165,537
Long-term deferred revenues	16,252	17,765
Other long-term liabilities	10,949	10,164

Total liabilities	172,427	193,466

Wind River Systems, Inc. stockholders’ equity:
Common stock	93	92
Additional paid-in-capital	898,514	893,791
Treasury stock	(153,208)	(152,406)
Accumulated other comprehensive loss	(4,473)	(8,637)
Accumulated deficit	(446,889)	(447,450)

Total Wind River Systems, Inc. stockholders’ equity	294,037	285,390
Noncontrolling interest	124	143

Total equity	294,161	285,533

Total liabilities and equity	$466,588	$478,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$561	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,844	2,971
Stock-based compensation expense	4,150	4,288
401(k) common stock match	510	732
Other-than-temporary impairment of investments	413	357
Realized gain from sales of available-for-sale securities, net	(85)	(426)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,684	15,818
Accounts payable	(1,880)	(2,723)
Accrued liabilities	(3,301)	268
Accrued compensation	(6,668)	(752)
Income taxes payable	308	(587)
Deferred revenues	(10,486)	8,745
Other assets and liabilities	1,404	523

Net cash provided by operating activities	5,454	29,676

Cash flows from investing activities:
Acquisitions of property and equipment	(1,681)	(1,168)
Acquisitions, net of cash acquired of $84 and $0	(3,511)	—
Purchases of investments	(27,083)	(15,715)
Sales of investments	9,226	17,414
Maturities of investments	13,663	24,647

Net cash provided by (used in) investing activities	(9,386)	25,178

Cash flows from financing activities:
Issuance of common stock	11	252
Repurchase of common stock	(802)	(66,847)
Repayment of loan	(517)	—

Net cash used in financing activities	(1,308)	(66,595)

Effect of exchange rate changes on cash and cash equivalents	1,000	1,979

Net decrease in cash and cash equivalents	(4,240)	(9,762)
Cash and cash equivalents at beginning of period	78,825	101,635

Cash and cash equivalents at end of period	$74,585	$91,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

WIND RIVER SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1: The Company and Summary of Significant Accounting Policies

The Company

Wind River Systems, Inc. (“Wind River” or the “Company”) is a global leader in Device Software Optimization (DSO). The Company develops, markets and sells operating systems, middleware and software development tools that allow its customers to develop, run, and manage their device products faster, better, at lower cost and more reliably. Wind River offers its customers a choice of leading real-time, proprietary operating systems and open-source, commercial-grade Linux operating systems. Wind River also offers a comprehensive, Eclipse-based Workbench software development suite that allows its customers to manage the design, development, debugging and testing of their device software systems, as well as leading device test solutions that allow its customers to test, diagnose and resolve defects in device software. Wind River’s customers manufacture devices as varied as set-top boxes, in-vehicle infotainment systems, mobile handsets, Internet routers, avionics control panels and coronary pacemakers. Wind River’s operating systems are currently deployed in millions of devices.

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

Basis of Presentation

Wind River has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, Wind River believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Wind River’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on April 1, 2009.

Wind River believes that all necessary adjustments, which consist of normal recurring items, have been included in the accompanying consolidated financial statements to state fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for Wind River’s fiscal year ending January 31, 2010.

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

Recently Adopted Accounting Pronouncements

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Therefore, in the first quarter of fiscal 2010, Wind River adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the consolidated financial statements for the three months ended April 30, 2009.

In the first quarter of fiscal 2010, Wind River adopted SFAS No. 141 (revised 2007), Business Combinations, as amended by FASB staff position FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141R”). SFAS 141R generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life upon the completion of the research and development. SFAS 141R is applicable to business combinations on a prospective basis beginning in the first quarter of fiscal 2010. The acquisition of Tilcon Software Limited completed in the first quarter of fiscal 2010 is accounted for under SFAS 141R and is detailed further in Note 2, “Acquisitions, Goodwill and Intangibles Assets,” of the notes to condensed consolidated financial statements.

In the first quarter of fiscal 2010, Wind River adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Accordingly, minority interest has been re-captioned to noncontrolling interest and has been presented in accordance with SFAS 160 as part of equity on the condensed consolidated balance sheet.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (FSP): (i) FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1” and “APB 28-1”), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. Under FSP FAS 115-2 and FSP FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP FAS 115-2 and FSP FAS 124-2 change the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP FAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the potential impact of these Staff Positions.

Note 2: Acquisitions, Goodwill and Intangible Assets

Acquisition of Tilcon Software Limited

On February 27, 2009, the Company acquired all of the outstanding shares of Tilcon Software Limited (“Tilcon”), a privately held company based in Ottawa, Canada that focuses on providing embedded graphics solutions, for approximately $3.5 million in cash consideration. In addition, in connection with this acquisition, the Company agreed to pay potential retention and performance bonuses of up to an aggregate amount of $1.0 million, of which approximately $63,000 was accrued at April 30, 2009. These bonuses require post-acquisition services to be provided to the Company and, accordingly, the bonuses will be accrued as compensation expense over the related contingency period through fiscal 2012, provided the related criteria are probable of being satisfied.

With this acquisition, the Company acquired proprietary embedded graphical user interfaces that will enhance the value of Wind River VxWorks and Wind River Linux software platforms across multiple device types and targets. These factors contributed to a purchase price in excess of fair value of Tilcon’s net tangible and intangible assets acquired and, as a result, the Company has recorded goodwill in connection with this transaction. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS 141R, the Company recognized the excess of the acquisition-date fair value of purchase consideration over the net of the amounts assigned to assets acquired and liabilities assumed as goodwill. Acquisition-related costs are considered separate transactions and are expensed as incurred or when the service was received. Acquisition-related costs were approximately $332,000 during the three months ended April 30, 2009, and were included in general and administrative expenses.

The following table reflects the preliminary allocation of the total purchase price of $3.5 million as of the date of purchase (in thousands, except estimated useful economic life):

	Estimated Useful Economic Life (Years)	Purchase Price Allocation
Property and equipment, net		$34
Core and developed technology	4	1,097
In-process technology		627
Goodwill		3,019
Net current liabilities		(756)
Deferred tax liability		(521)

Total purchase price		$3,500

In performing the purchase price allocation of acquired intangible assets, Wind River considered the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the acquisition date. Wind River used the income valuation approach in determining the fair values of the acquired intangible assets using discount rates of 25% to 35%. In accordance with SFAS 141R, in-process technology is capitalized and considered as indefinite-lived intangible asset until the completion of the research and development. During the period prior to the completion of the associated research and development project, in-process technology is not amortized but is subject to impairment review. The Company will determine the useful life of the in-process technology upon the completion of research and development efforts. The goodwill of $3.0 million represents Wind River’s assigned value for the long-term potential of the integration of Tilcon into Wind River’s overall VxWorks product strategy. The final purchase price allocation will depend primarily upon the finalization of the value of acquired deferred tax assets. The goodwill of $3.0 million has been allocated to the VxWorks reportable segment and is not expected to be deductible for tax purposes.

At the date of the acquisition, Tilcon had borrowing arrangements with the Business Development Bank (BDC), the Royal Bank of Canada (RBC), the National Research Council and a former shareholder. The amount outstanding under these agreements at the date of acquisition was approximately $517,000, which was repaid by Wind River prior to April 30, 2009.

Acquisition of MIZI Research, Inc.

On October 15, 2008, the Company acquired approximately 99% of the outstanding shares of MIZI Research, Inc (“MIZI”), a privately held Korean company, for approximately $16.6 million, comprised of approximately $15.8 million in cash consideration plus acquisition related costs. In addition, in connection with the acquisition, the Company agreed to pay potential retention and performance bonuses of up to an aggregate of $1.75 million, of which approximately $408,000 was accrued at April 30, 2009. These bonuses require post-acquisition services to be provided to the Company and, accordingly, the bonuses will be accrued as compensation expense over the related contingency period through fiscal 2011, provided the related criteria are probable of being satisfied. Wind River accounted for this acquisition as a non-taxable purchase and, in accordance with SFAS No. 141, Business Combinations, (“SFAS 141”), the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. For additional information, see Note 2, “Acquisition, Goodwill and Purchased Intangibles,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

During the first quarter of fiscal 2010, the Company increased the fair value of the assumed deferred tax liabilities at the acquisition date by $113,000, offset by an increase of $113,000 to goodwill, due to new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these amounts.

Pro Forma Information

The condensed consolidated financial statements include the operating results of Tilcon and MIZI from the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material to the condensed consolidated statement of operations of Wind River.

Goodwill

The following table presents goodwill by reportable segment (in thousands):

	January 31, 2009	Goodwill Acquired/ Adjusted		Foreign Currency Translation	April 30, 2009
VxWorks	$65,652	$3,019		$524	$69,195
Linux	24,182	113	(2)	(52)	24,243
Non-Core Products and Design Services	14,768	—		73	14,841
All Other (1)	3,500	—		19	3,519

Total	$108,102	$3,132		$564	$111,798

(1)	All Other reportable segment includes two reporting units: Tools and Device Test.
(2)	Includes an adjustment to goodwill due to a measurement period adjustment to deferred tax liabilities assumed in the MIZI acquisition.

The increase in goodwill during the three months ended April 30, 2009 was due primarily to the addition of $3.0 million in goodwill associated with Tilcon acquisition, which was allocated to the VxWorks reportable segment, and to lesser extent, due to translation adjustments of goodwill denominated in foreign currencies.

The Company reviews goodwill for impairment annually in the second quarter of each fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). There were no events or circumstances from January 31, 2009 through April 30, 2009 that indicated an assessment was necessary.

Other Intangibles

Other intangibles consist of the following (in thousands):

	April 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$37,574	$(34,333)	$3,241
Assembled workforce	1,475	(500)	975
Customer relationships, contracts and agreements	25,236	(18,026)	7,210

Total	$64,285	$(52,859)	$11,426

	January 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Developed and core technology and patents	$35,658	$(33,926)	$1,732
Assembled workforce	1,475	(427)	1,048
Customer relationships, contracts and agreements	25,202	(17,116)	8,086

Total	$62,335	$(51,469)	$10,866

The increase in other intangibles, net, during the three months ended April 30, 2009 was related primarily to the intangible assets acquired as part of the Tilcon acquisition. Developed and core technology and patents are being amortized over a weighted average period of 3.9 years. Assembled workforce is being amortized over a period of 5.0 years, and customer relationships, contracts and agreements are being amortized over a weighted average period of 3.9 years.

Note 3: Financial Instruments

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities, including cash equivalents, available-for-sale securities and derivative financial instruments, at fair value on a quarterly basis in accordance with SFAS 157. This standard defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, the Company considers the principal or most advantageous market in which the Company would transact, and the Company considers assumptions the market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

SFAS 157 establishes a fair value hierarchy that requires the Company to maximize its use of observable inputs and minimize the use of unobservable inputs in its fair value measurements. The classification of a financial asset or liability within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs that SFAS 157 establishes for measuring fair value are as follows:

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

The following table summarizes the Company’s fair value measurements by level as of April 30, 2009 and January 31, 2009 for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at Reporting Date Using				Classified on Balance Sheet as:
April 30, 2009	Level 1	Level 2	Level 3	Total	Cash Equivalents	Short-term Investments	Long-term Investments	Other Current Assets	Other Current Liabilities
Assets:
Money market funds	$51,203	$—	$—	$51,203	$51,203	$—	$—	$—	$—
Available-for-sale investments:
U.S. government and agency debt securities	—	37,605	—	37,605	—	1,604	36,001	—	—
Corporate debt securities	—	31,028	—	31,028	—	13,118	17,910	—	—
Asset backed and other securities	—	24,902	—	24,902	—	618	24,284	—	—
Time deposits	4,820	—	—	4,820	4,735	85	—	—	—
Other (The Reserve Funds)	—	—	1,563	1,563	—	975	588	—	—
Derivatives	—	302	—	302	—	—	—	302	—

Total	$56,023	$93,837	$1,563	$151,423	$55,938	$16,400	$78,783	$302	$—

Liabilities:
Derivatives	$—	$96	$—	$96	$—	$—	$—	$—	$96

	Fair Value Measurements at Reporting Date Using				Classified on Balance Sheet as:
January 31, 2009	Level 1	Level 2	Level 3	Total	Cash Equivalents	Short-term Investments	Long-term Investments	Other Current Assets	Other Current Liabilities
Assets:
Money market funds	$59,164	$—	$—	$59,164	$59,164	$—	$—	$—	$—
Available-for-sale investments:								—	—
U.S. government and agency debt securities	—	35,684	—	35,684	—	2,692	32,992	—	—
Corporate debt securities	—	28,001	—	28,001	—	9,555	18,446	—	—
Asset backed and other securities	—	23,787	—	23,787	—	726	23,061	—	—
Time deposits	3,313	—	—	3,313	3,234	79	—	—	—
Other (The Reserve Funds)	—	—	2,763	2,763	—	2,763	—	—	—
Derivatives	—	3	—	3	—	—	—	3	—

Total	$62,477	$87,475	$2,763	$152,715	$62,398	$15,815	$74,499	$3	$—

Liabilities:
Derivatives	$—	$1,049	$—	$1,049	$—	$—	$—	$—	$1,049

The Company measures its money market funds, time deposits, available-for-sale investment and foreign currency forward contracts (derivative instruments) at fair value, which does not materially differ from the carrying values of these instruments in the financial statements. Money market funds, time deposits and available-for-sale securities are classified within Level 1 or Level 2, with the exception of investment in the Reserve Primary Money Market Fund and the Reserve International Fund (“the Reserve Funds”). Level 1 and Level 2 financial instruments are classified as such because they are valued primarily using quoted prices in active markets for identical or similar assets or inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs. Level 3 assets include the Company’s investments in the Reserve Funds as discussed below.

The recent uncertainties in the credit market have affected the Company’s investments in the Reserve Funds because the Reserve Funds held securities issued by Lehman Brothers, which filed for Chapter 11 bankruptcy protection on September 15, 2008. As a result, reliable Level 1 or Level 2 inputs are not available to value the Reserve Funds. In light of these events, in fiscal 2009 the Company changed its fair value measurement of the Reserve Funds from Level 1 to Level 3 within the SFAS 157 fair value hierarchy. To determine the fair value for the investment in the Reserve Funds, the Company changed its valuation technique from market approach for its investment in the Reserve Funds to Level 3 analyses, under which the Reserve Funds are valued using unobservable inputs and management judgment due to the absence of comparable quoted market prices and inherent lack of liquidity for these funds. Based on the outcomes of these analyses for the first quarter of fiscal 2010, the Company concluded that the fair value of its investment in the Reserve Funds was lower than their carrying value and, as a result, recognized an other-than-temporary impairment charge for $88,000 in other expense, net, in the Condensed Consolidated Statements of Operations. Changes in market conditions could result in further adjustments to the fair value of these investments.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

Level 3
Balance as of January 31, 2009	$2,763
Distributions - The Reserve Funds	(1,112)
Other-than-temporary impairment recognized	(88)

Balance as of April 30, 2009	$1,563

As of April 30, 2009, the Company classified $975,000 of its investment in the Reserve Funds as short-term investments because it expects that it will be able to redeem this investment and have the proceeds available for use in its operations within the next twelve months. However, the Company does not expect that it will have to liquidate this investment in the next twelve months in order to meet its liquidity needs. Further, while the Company believes it has the right to the recovery of its investments in the Reserve Funds and expects that it will be able to redeem a portion of these investments within the next twelve months, the Company cannot predict with certainty when the Reserve Funds will disperse the Company’s funds, or the amounts that the Company will ultimately receive. The Company classified $588,000 of its investment in the Reserve Funds as long-term because it expects that it will take more than twelve months to receive these amounts due to pending litigation associated with the Reserve Primary Money Market Fund.

Based on publicly available information, numerous pending or threatened claims and lawsuits have been asserted against the Reserve Primary Money Market Fund; however, the outcome of these claims and lawsuits is currently unknown. If there is an adverse outcome or development, an incremental impairment of the Company’s holdings in the Reserve Primary Money Market Fund may be required.

Total financial assets at fair value classified within Level 3 were 0.3% of total assets on the Company’s condensed consolidated balance sheet as of April 30, 2009.

Available-for-sale Investments

The Company invests its excess operating cash in various marketable investments, including U.S. government and agency debt securities, corporate debt securities and asset-backed and other debt securities. As of April 30, 2009, the Company classified all of its outstanding securities as available-for-sale. Such securities are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are reported as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheet until realized. Realized gains and losses are determined based upon the specific identification method and are reflected as a component of other income (expense), net on the Company’s condensed consolidated statement of operations in the period of sale.

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

During the three months ended April 30, 2009, the Company determined that one corporate debt security and three asset-backed securities within its portfolio were other-than-temporarily impaired due to a deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, the Company recorded an other-than-temporary impairment loss of $325,000 related to these securities during the first quarter of fiscal 2010. The total recorded other-than-temporary impairment losses were $413,000 during the first quarter of fiscal 2010.

Derivative Financial Instruments

The Company enters into foreign currency forward contracts to manage foreign currency exposures related to certain non-functional currency related inter-company and certain other balance sheet accounts such as cash and accounts receivable. Transaction gains and losses on the Company’s contracts and the change in fair value of its outstanding forward contracts are recognized each period in other income (expense), net. The notional amounts and fair values of the Company’s outstanding foreign currency purchase and sell contracts were as follows at April 30, 2009 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$46,615	$337
Sell	$26,034	$(131)

The Company’s derivative financial instruments generally have maturities of thirty days or less and, as of April 30, 2009, there were no derivative financial instruments outstanding with maturities in excess of six months. The Company does not enter into derivative financial instruments for trading or speculative purposes.

Note 4: Deferred Revenues

Deferred revenues consist of the following (in thousands):

	April 30, 2009	January 31, 2009
Current deferred revenues:
Subscription	$62,178	$67,739
Maintenance and other	42,877	46,717

Total current deferred revenues	105,055	114,456
Long-term deferred revenues:
Subscription	6,877	7,748
Maintenance and other	9,375	10,017

Total long-term deferred revenues	16,252	17,765

Total deferred revenues	$121,307	$132,221

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

Note 5: Restructuring

At the beginning of fiscal 2010, Wind River implemented a restructuring plan to better align its resources with its strategic business objectives and to support profitable growth in the future. As part of this plan, the Company eliminated approximately 36 employee positions, including employees from the Device Test reporting unit, which is included in the All Other reportable segment. As a result, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), the Company recognized restructuring charges of $627,000 during the first quarter of fiscal 2010 related to severance, medical and outplacement benefits for terminated employees.

In April 2009, the Company vacated a leased facility in Ottawa, Canada acquired as part of the Tilcon acquisition. In accordance with SFAS 146, the Company recognized restructuring charges of $118,000 related to future lease payments, with the assumption of no sublease income given the current market conditions and the short remaining lease term. In addition, during the first quarter of fiscal 2010, the Company recognized restructuring charges of $103,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual for the three months ended April 30, 2009 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Total
Restructuring liabilities as of January 31, 2009	$48	$263	$311
Restructuring charges	627	221	848
Cash payments	(622)	(53)	(675)
Translation and other adjustments	4	13	17

Restructuring liabilities as of April 30, 2009	$57	$444	$501

The remaining restructuring liability as of April 30, 2009 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to a lease obligation on the partially vacated facility in the United Kingdom and the lease obligation on the vacated facility in Canada. The Company has paid the majority of the severance benefits associated with the restructuring plan implemented in the first quarter of fiscal 2010 and expects to pay the remaining severance benefits during the remainder of fiscal 2010. The remaining lease obligations for the vacated facility in Canada and the partially vacated facility in United Kingdom will be settled over the remaining lease terms, which expire in fiscal year 2011 and 2012, respectively.

Note 6: Income Taxes

The Company had a benefit from income taxes of $142,000 and $276,000 for the three months ended April 30, 2009 and 2008, respectively. The benefit from income taxes is based on estimates of the Company’s expected liability or benefit for domestic and foreign income taxes and foreign withholding taxes incurred during the year, and is calculated by applying the estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items. The three months ended April 30, 2009 also includes a charge of $129,000 for additional tax associated with Sweden which relates to fiscal 2009.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates of laws in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the primary exception of the U.S. tax jurisdiction, the Company has determined that it is more likely than not that its deferred taxes will be realized. Accordingly, the Company has net deferred tax assets of $5.8 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of its deferred tax assets as of April 30, 2009.

Should Wind River determine that it is more likely than not that the U.S deferred tax assets will be realized, the Company will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While the Company has experienced a slight increase in profitability during the three months ended April 30, 2009 compared to the same period in the prior year, the significant uncertainty in the current economic climate makes it is difficult to objectively verify the impact on the Company’s future profitability. Accordingly, considering this and other evidence, Wind River’s management has determined that it is more likely than not that its U.S. deferred tax assets will not be realized at this time. Wind River continues to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on the Company’s future profitability, it is reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

The Company released $162,000 of unrecognized tax benefits primarily related to the settlement of the Germany income tax audit, which was concluded during the three months ended April 30, 2009. As of April 30, 2009, the Company’s unrecognized tax benefits including interest totaled $17.3 million of which $1.3 million is included as a component of other long-term liabilities and $3.7 million is included as a reduction of other long-term assets on the condensed consolidated balance sheet. If recognized, the portion of unrecognized tax benefits that would decrease the Company’s provision for income taxes and increase net income is $5.0 million. The remaining $12.3 million balance of unrecognized tax benefits relates to deferred tax assets in jurisdictions where a full valuation allowance is recorded, which has no impact to the condensed consolidated financial statements. The Company believes that it is reasonably possible that a decrease of up to $353,000 in unrecognized tax benefits could be recorded in the next 12 months as a result of the expiration of statutes of limitations in certain jurisdictions, which would allow the Company to meet the recognition and measurement requirements with respect to those tax benefits.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable settlements within provision for income taxes on the condensed consolidated statement of operations. As of April 30, 2009, the Company had $144,000 accrued for interest and penalties associated with unrecognized tax benefits, which are included as a component of other long-term liabilities on the condensed consolidated balance sheet.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after fiscal year 2006 primarily include the U.S., the State of California, Canada, Germany, France and Japan. In addition, tax attribute carryforwards in years prior to fiscal year 2005 may also be subject to examination until they are fully utilized. The Company currently has a California income tax examination for fiscal years 2006 and 2007, and a French income tax examination from January 1, 2005 through January 31, 2008. The Company believes all uncertain tax positions have been sufficiently provided for in connection with the California and the French periods under examination and any other open tax year. The Company is not under examination in any other income tax jurisdiction at the present time.

Note 7: Comprehensive Income

The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended April 30,
	2009	2008
Net income	$561	$462
Other comprehensive income:
Foreign currency translation adjustments	3,172	1,955
Unrealized gain (loss) on investments	752	(1,523)
Impairments and realized (gains) losses included in net income	240	(69)

Other comprehensive income	4,164	363

Total comprehensive income	$4,725	$825

Note 8: Net Income Per Share Computation

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period and all dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of unvested restricted stock awards, outstanding options and shares issuable under the Company’s employee stock purchase plan, using the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations (in thousands, except per share amounts):

	Three Months Ended April 30,
	2009	2008
Numerator:
Net income	$561	$462

Denominator:
Weighted average common shares outstanding-basic	76,676	85,211
Effect of dilutive potential common shares	451	285

Weighted average common shares outstanding-diluted	77,127	85,496

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

The above computation excludes all anti-dilutive outstanding options, restricted stock awards and shares issuable under the Company’s employee stock purchase plan, which amounted to approximately 14.5 million and 14.7 million shares for the three months ended April 30, 2009 and 2008, respectively.

Note 9: Common Stock

Common Stock

Wind River’s Board of Directors (the “Board”) has approved common stock repurchase programs authorizing management to repurchase shares of the Company’s common stock in the open market or through negotiated transactions. During the first quarter of 2010, the Company did not repurchase any of its common stock under the Board authorized plans. Repurchases under the Board authorized plans are exclusive of shares repurchased from employees to satisfy tax withholding obligations upon the vesting of restricted stock units. As of April 30, 2009, approximately $45.0 million remained available for repurchases under the existing repurchase authorization.

The Board and the Company’s stockholders have authorized the allocation of up to 300,000 shares of common stock from treasury stock each year for replenishment of the Company’s 1993 Employee Stock Purchase Plan (“ESPP”). For fiscal 2010 and in each prior year commencing in fiscal 2004, the allocation program has provided 300,000 shares for issuance to employees under the ESPP.

Note 10: Stock-Based Compensation Plans

The Company has adopted certain equity incentive and employee stock purchase plans as described in Note 10, “Stock-Based Compensation Plans,” of the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense as follows for the three months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,
	2009	2008
Cost of revenues	$628	$649
Selling and marketing expenses	1,347	1,469
Product development and engineering expenses	929	929
General and administrative expenses	1,246	1,241

Total stock-based compensation expense	$4,150	$4,288

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

The Company used the following valuation assumptions to estimate the fair value of options granted during the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
	2009	2008
Risk-free interest rate	1.59% - 2.07%	1.95% - 2.47%
Expected life (in years)	3.9 - 5.7	3.8 - 5.4
Expected volatility	54.6% - 56.3%	46.9% - 53.3%
Dividend yield	0%	0%

The weighted average fair value of stock option awards granted during the three months ended April 30, 2009 and 2008 was $3.06 and $2.84, respectively.

No common stock purchase rights were granted under the ESPP during the three months ended April 30, 2009 or 2008.

During the three months ended April 30, 2009, Wind River granted 200,000 performance shares, under its incentive plan, with a stock-price appreciation and a service condition. The performance shares will vest and convert to restricted stock units at the end of the one-year and two-year performance periods if certain performance goals are achieved. Those goals are based on the Company’s average total shareholder return (“TSR”) relative to the TSR of the NASDAQ Composite Index (IXIC) over the performance period. The performance period is from February 2, 2009 to January 28, 2011. The actual number of shares that the grant recipient receives at the end of the period may range from 1% to 100% of the performance shares granted based on a sliding scale.

The Company used a Monte-Carlo simulation option-pricing model to determine the fair value of this award. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied and the impact of the possible differing stock price paths. Compensation costs related to awards with a market-based condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The stock-based compensation expense is recognized over the requisite service period for this award. Wind River uses historic volatility for the performance shares as implied volatility can not be used when simulating multivariate prices for companies in the NASDAQ composite index

The following assumptions were used to determine the fair value of the performance shares granted during the three months ended April 30, 2009:

Three Months Ended April 30, 2009
Risk-free interest rate	0.85%
Expected life (in years)	1.9
Expected volatility (Wind River)	54.6%
Expected volatility (NASDAQ composite index)	35.2%
Dividend yield	0%

The estimated fair value of the performance shares for the first and second year tranche was $2.89 and $3.29, respectively.

Stock Option Activity

The following table summarizes option activity under the Company’s equity incentive plans for the three months ended April 30, 2009 (in thousands, except exercise prices):

	Shares	Weighted Average Exercise Price
Outstanding at January 31, 2009	14,837	$10.86
Granted	110	6.99
Exercised	(3)	4.07
Cancelled	(193)	11.88

Outstanding at April 30, 2009	14,751	$10.82

As of April 30, 2009, there was approximately $9.8 million of total unrecognized compensation cost related to unvested stock options granted under Wind River’s equity incentive plans. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Unit and Performance Share Activity

The following table summarizes the restricted stock unit and performance share activity under the Company’s equity incentive plans for the three months ended April 30, 2009 (in thousands, except fair values):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2009	1,595	$8.10
Granted	2,162	6.06
Vested	(348)	8.00
Cancelled	(35)	8.04

Outstanding at April 30, 2009	3,374	$6.81

During the three months ended April 30, 2009, the Company issued approximately 348,000 shares related to restricted stock units that vested during the period. At the election of employees, a majority of these vested restricted stock units were settled on a net share basis. As a result, the Company repurchased 122,689 shares of common stock from employees for a total cost of $802,000 in order to meet employee minimum statutory withholding obligations for applicable income and other employment taxes. These repurchases were recorded as treasury stock on the condensed consolidated balance sheet and are included within financing activities on the condensed consolidated statement of cash flows. The Company granted 200,000 performance shares and no performance shares vested or cancelled during the three months ended April 30, 2009.

As of April 30, 2009, there was approximately $17.8 million in unrecognized stock-based compensation cost related to unvested restricted stock units and performance shares. That cost is expected to be recognized over a weighted average period of approximately 2.6 years.

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

The accounting policies of the Company’s reportable segments are the same as those described in Note 1, “The Company and Summary of Significant Accounting Polices.” With the exception of goodwill, the Company does not generally track assets by reportable segment and consequently, the Company does not disclose total assets by reportable segments. See Note 2, “Acquisition, Goodwill and Purchased Intangibles” for goodwill by reportable segment.

The following table presents summarized financial results by segment (in thousands):

	Three Months Ended April 30,
	2009	2008
Revenues by segment, net:
VxWorks	$59,253	$68,007
Linux	13,687	8,009
Non-Core Products and Design Services	3,971	5,519
All Other	5,559	6,330

Total revenues, net	$82,470	$87,865

Segment income (loss) from operations:
VxWorks	$20,503	$24,588
Linux	(3,690)	(5,891)
Non-Core Products and Design Services	2,324	853
All Other	(2,209)	(2,320)
Corporate unallocated expenses:
Stock-based compensation	(2,904)	(3,047)
Amortization of purchased and other intangibles	(1,281)	(635)
Corporate marketing	(3,304)	(3,955)
General and administrative (including stock-based compensation)	(8,281)	(9,040)
Restructuring and other charges	(848)	(2,930)

Income (loss) from operations	$310	$(2,377)

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

Revenue information by region is presented below (in thousands):

	Three Months Ended April 30,
	2009	2008
North America	$43,394	$43,768
EMEA	16,719	22,235
Japan	10,660	13,264
Asia Pacific	11,697	8,598

Total	$82,470	$87,865

Revenue information by revenue type is presented below (in thousands):

	Three Months Ended April 30,
	2009	2008
Perpetual and term license revenues	$16,122	$13,952
Production license revenues	14,052	18,946
Subscription revenues	29,020	33,070
Maintenance revenues	9,812	7,931
Other service revenues	13,464	13,966

Total	$82,470	$87,865

No single customer accounted for more than 10% of Wind River’s total revenues during the three months ended April 30, 2009 or 2008.

Note 12: Legal Proceedings

As summarized more fully below, from time to time, Wind River may be subject to a variety of claims or lawsuits or be involved in a variety of investigations or proceedings, including claims relating to alleged infringement of patents or other intellectual property rights, contractual disputes, employee claims and other claims that arise in the ordinary course of its business. Wind River believes that the outcome of its outstanding legal proceedings, claims and litigation will not have a material adverse effect on its business, results of operations, cash flows or financial condition. However, such matters involve complex questions of fact and law and could involve significant costs and the diversion of resources to defend. Additionally, the results of litigation are inherently uncertain, and an adverse outcome is at least reasonably possible.

Stockholder Litigation

See Note 13, “Subsequent Events,” below for further information.

RED.Com, Inc. Litigation

On November 14, 2008, RED.Com, Inc. (doing business as RED Digital Camera) (“RED”) filed a complaint against the Company in the Superior Court of the State of California, Santa Clara County. The complaint asserts causes of action against the Company for fraud in the inducement, breach of contract and negligent representation in connection with a services agreement entered into between the Company and RED in January 2006, pursuant to which the Company performed certain design services related to RED’s RED ONE digital cinema camera. RED’s complaint seeks compensatory damages in an amount to be proven at trial, as well as punitive damages and attorneys’ fees and costs. On January 2, 2009, the Company filed an answer to RED’s complaint. The Company believes that RED’s complaint is without merit and intends to defend this matter vigorously. On January 2, 2009, the Company filed a cross-complaint against RED asserting causes of action for (i) breach of contract in connection with RED’s failure to pay outstanding invoices and (ii) for breach of contract and conversion/trespass to chattels in connection with RED’s unauthorized distribution of Wind River VxWorks operating system to end users. Discovery has commenced. A trial date has not been set.

Note 13: Subsequent Events

Proposed Merger

On June 4, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel” or “Parent”) and APC II Acquisition Corporation, a wholly-owned subsidiary of Intel (“Purchaser”), pursuant to which Purchaser will commence, as soon as reasonably practicable, a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of the Company’s common stock (the “Company Shares”), including the associated rights to purchase Series A Junior Participating Preferred Stock issued pursuant to the Company’s Amended and Restated Rights Agreement dated as of September 29, 2006, as amended (the “Rights Agreement”), at a price of $11.50 per share, net to the holders thereof in cash, (such amount the “Per Share Amount”). The Offer will initially remain open for at least 20 business days from commencement, subject to possible extension on the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”) and the Company will become a wholly-owned subsidiary of Intel. At the effective time of the Merger, each Company Share that is not tendered and accepted pursuant to the Offer will be cancelled and converted into the right to receive cash in an amount equal to the Per Share Amount, on the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement includes detailed representations, warranties and covenants of the Company, and customary representations, warranties and covenants of Parent and Purchaser. The Company has agreed to operate its business and the business of its subsidiaries in the ordinary course until the date upon which Purchaser’s designees constitute a majority of the members on the Board. The Company has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate alternative acquisition proposals and will not knowingly permit its representatives to solicit or encourage any alternative acquisition proposal, in each case, subject to certain exceptions set forth in the Merger Agreement. The Merger Agreement also includes termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company may be required to (i) pay to Parent a termination fee of $30 million and/or (ii) reimburse Parent for up to $4 million in transaction expenses.

Consummation of the Offer is subject to various conditions, including (1) a minimum condition consisting of the valid tender of at least (x) a majority of the outstanding shares not subject to the Tender and Support Agreement entered into by certain stockholders of the Company, Intel and Purchaser (the “Stockholder Agreement”) (calculated on a fully diluted basis, as specified in the Merger Agreement) plus (y) the shares subject to the Stockholder Agreement immediately prior to the expiration of the Offer, (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other applicable waiting periods, clearances, consents or approvals of any governmental authority, (3) the absence of a decline in the Standard and Poor’s 500 Index below 737 over certain measurement periods from five to ten days prior to the scheduled acceptance of the tender offer and (4) certain other customary conditions. The closing of the Merger is subject to certain closing conditions specified in the Merger Agreement, including approval of the Merger by the Company’s stockholders, if required.

The Company has granted to Intel and Purchaser an irrevocable option (the “Top-Up Option”) under the Merger Agreement to purchase, following the consummation of the Offer and subject to certain conditions and limitations, up to that number of Company Shares (the “Top-Up Option Shares”) that, when added to the number of Company Shares collectively owned by Parent or Purchaser at the time of exercise, shall constitute one Company Share more than 90% of the shares of the Company’s common stock then outstanding on a fully diluted basis (calculated in accordance with the Merger Agreement).

Stockholder Litigation

On June 4, 2009, a class action complaint was filed in the Superior Court of the State of California, in and for the County of Alameda, by Mark Harvey against the Company and all of its current directors. The complaint alleges that defendants breached their fiduciary duties to the Company’s stockholders in connection with the negotiation and execution of the Merger Agreement and the Offer. The complaint seeks declaratory and injunctive relief, including declaring the Merger Agreement to be a breach of the fiduciary duties of the directors and thereby unlawful and unenforceable, rescinding the Offer and related documents, enjoining the directors from entering into the Offer until a fair price for the stockholders is obtained, directing the individual defendants to obtain a transaction in the best interest of the Company’s stockholders, and requiring payment of plaintiff’s costs and attorneys’ fees. In addition, on June 5, 2009, a second, substantially similar complaint was filed in the Superior Court of the State of California, in and for the County of Alameda, by Donald Smith against the Company, all of its current directors and Intel Corporation. The Company is currently evaluating these complaints.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “could,” “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and variations of such words and similar expressions as they relate to our management or to Wind River are intended to identify these forward-looking statements. These forward-looking statements include, but are not limited to statements related to the proposed acquisition by Intel, including the tender offer and the merger, the potential benefits of the merger with Intel, our expected business, results of operations, future financial position, business strategy, including acceptance of our product lines and business models, our ability to increase our revenues, including deferred revenues, our ability to grow our open-source-based Linux business, the mix of licensing models adopted by our customers, our ability to increase our services backlog, our cost of product, subscription and services, savings related to our reorganization plan, our financing plans and capital requirements, our investments, impairment losses on investments, intangible assets and goodwill, our expenses, including changes in selling and marketing, product development and engineering and general and administrative expenses, our restructuring charges, the potential release of all or a portion of our valuation allowance associated with our U.S. deferred tax assets, our accounting for certain acquisitions, the effect of recent accounting pronouncements, the likelihood of realization of deferred taxes, the potential effect of litigation against us, forecasted trends relating to our sales or the markets in which we operate and similar matters and include statements based on current expectations, estimates, forecasts and projections about the economies and markets in which we operate and our beliefs and assumptions regarding these economies and markets.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. Factors that could cause or contribute to such differences include, but are not limited to, the risk that our business will not be successfully integrated with Intel’s business; costs associated with the merger; a failure to complete the tender offer or merger; matters arising in connection with the parties’ efforts to comply with and satisfy applicable regulatory approvals and closing conditions relating to the transaction; increased competition and technological changes in the industries in which we and Intel compete, the success of our implementation of new and current products, business models and market strategies, the ability to address rapidly changing technology and markets and to deliver our products on a timely basis, our ability to grow our open-source-based Linux business, the ability of our customers to sell products that include our software, the impact of competitive products and pricing, weakness in the economy generally or in the technology sector specifically, the success of our strategic relationships, the costs of litigation against us, as well as the impact of other costs and other factors discussed under Part II, Item 1A, “Risk Factors.”

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

For additional information about our business and operating model, please see “—Executive Operating and Financial Summary” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recent Operating Results

Our total revenues were $82.5 million and $87.9 million during the three months ended April 30, 2009 and 2008, respectively. The decline in revenues can be attributed to a decrease in production license revenues primarily due to the global economic recession and a decrease in subscription revenues resulting partly from customer purchases under our multi-year term license model in lieu of renewing subscription revenue contracts. These decreases were offset by increases in perpetual and term license revenues and maintenance revenues associated with the adoption of our multi-year term license model. For the three months ended April 30, 2009 and 2008, we had a net income of $561,000 or $0.01 per diluted share and a net income of $462,000 or $0.01 per diluted share, respectively.

Our total deferred revenues decreased to $121.3 million at April 30, 2009 from $132.2 million at January 31, 2009. The decrease was due primarily to the ratable recognition of subscription contracts and lower sales of new subscription contracts resulting primarily from a higher mix of customer purchases under our term license model during the first quarter of fiscal 2010. To a lesser extent, the decrease was due to a decline in our deferred maintenance and other revenues, primarily attributable to a lower volume of professional service business in the first quarter of fiscal 2010.

We generated cash flows from operations of $5.5 million and $29.7 million during the three months ended April 30, 2009 and 2008, respectively. The decrease of $24.2 million was primarily due to a decrease in the working capital impact of deferred revenues of $19.2 million and a decrease in accrued compensation of $5.9 million. During the three months ended April 30, 2009, we expended cash of approximately $3.5 million to acquire all outstanding shares of Tilcon Software Limited, a privately held company based in Ottawa, Canada.

Recent Developments

On June 4, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intel Corporation (“Intel”) and APC II Acquisition Corporation, a wholly-owned subsidiary of Intel, pursuant to which APC II Acquisition Corporation will commence, as soon as reasonably practicable, a cash tender offer to acquire all of the issued and outstanding shares of our common stock, including the associated rights to purchase Series A Junior Participating Preferred Stock issued pursuant to our Rights Agreement, at a price of $11.50 per share, net to the holders thereof in cash. This proposed merger is detailed further in Note 13, “Subsequent Events,” of the notes to condensed consolidated financial statements.

In February 2009, we implemented a restructuring plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 36 employee positions, including employees from our Device Test reporting unit, which is included in the All Other reportable segment, in the first quarter of fiscal year 2010 and recognized restructuring charges of $627,000 related to these terminations. We anticipate annual cost savings of approximately $3.5 million to $4.5 million in connection with this restructuring plan. In addition, we have taken other cost saving actions in the first quarter of fiscal 2010 such as reducing employee benefits and compensation costs for existing employees.

In February 2009, we acquired all of the outstanding shares of Tilcon Software Limited (“Tilcon”), a privately held company based in Ottawa, Canada that focuses on providing embedded graphics solutions, for approximately $3.5 million in cash consideration. In addition, in connection with this acquisition, we agreed to pay potential retention and performance bonuses of up to an aggregate of $1.0 million. With this acquisition, we acquired proprietary embedded graphical user interfaces that will enhance the value of our VxWorks and Wind River Linux software platforms across multiple device types and target. The acquisition is accounted for under Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), Business Combinations, as amended by FASB staff position FSP 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141R”), and is detailed further in Note 2, “Acquisitions, Goodwill and Purchased Intangibles,” of the notes to condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. Therefore, in the first quarter of fiscal 2010, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements for the three months ended April 30, 2009.

In the first quarter of fiscal 2010, we adopted SFAS 141R, which generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life upon the completion of the research and development. SFAS 141R is applicable to business combinations on a prospective basis beginning in the first quarter of fiscal 2010. Our acquisition of Tilcon Software Limited completed in the first quarter of fiscal 2010 is accounted for under SFAS 141R and is detailed further in Note 2, “Acquisitions, Goodwill and Intangibles Assets,” of the notes to condensed consolidated financial statements.

In the first quarter of fiscal 2010, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which addresses the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Accordingly, minority interest has been re-captioned to noncontrolling interest and has been presented in accordance with SFAS 160 as part of equity on the condensed consolidated balance sheet.

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

For a more comprehensive discussion of these critical accounting policies, please see “—Critical Accounting Policies and Estimates,” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended January 31, 2009.

Results of Operations for the Three Months Ended April 30, 2009 and 2008

Revenues

We recognize revenues from three sources: (1) product revenues, (2) subscription revenues and (3) service revenues; in each case, net of sales returns and other allowances. Product revenues consist of revenues from production licenses (sometimes referred to as royalties), fees for stand-alone software and software programming tools sold under our perpetual and term licensing models, and from sales of our hardware products. Subscription revenues consist of revenues from the licensing of products and services under our subscription-based enterprise licensing model including items such as development tools, operating systems, various protocols and interfaces and maintenance, which are licensed over a limited period of time, typically 12 months. Service revenues are derived from fees from professional services, which include design and development fees, software maintenance contracts, and customer training and consulting. Generally, our customer agreements do not allow the right of return or sales price adjustments. The table below sets forth a summary of our revenue during the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
Product revenues	$30,174	$32,898	37%	37%
Subscription revenues	29,020	33,070	35	38
Service revenues	23,276	21,897	28	25

Total revenues, net	$82,470	$87,865	100%	100%

Total revenues decreased $5.4 million or 6% in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The change was due primarily to decreased subscription revenues, attributable to lower sales of new subscription contracts resulting partly from customer purchases under our multi-year term license model in lieu of renewing new subscription contracts, and a decreased volume of production license revenues during the three months ended April 30, 2009, related to decreased levels of business with our customers primarily as a result of the impact of the global economic recession.

Product Revenues. Product revenues are comprised of perpetual development license revenues, including hardware revenues, term license revenues and production license revenues from perpetual licenses, term licenses and subscription licenses. The table below sets forth information for such components:

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
Perpetual and term license revenues	$16,122	$13,952	20%	16%
Production license revenues	14,052	18,946	17	21

Total product revenues, net	$30,174	$32,898	37%	37%

Perpetual and term license revenues increased $2.2 million or 16% in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Most of the increase was related to a higher volume of revenues recognized under our term license model in the first quarter of fiscal 2010, offset in part by a large perpetual deal recognized in the first quarter of fiscal 2009. Term license revenues were approximately 11% and 1% of total revenues in the three months ended April 30, 2009 and 2008, respectively. Term license revenues can fluctuate from quarter to quarter depending on the rate of customer adoption of our multi-year term license model. We expect perpetual revenues and term license revenues to continue to grow in absolute dollars over the course of fiscal 2010.

Production license revenues decreased $4.9 million or 26% in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease was primarily related to a lower volume of production license block purchases and in-arrears purchases, attributable to the economic recession and reduced customer spending, off set by an increase in production license revenues from our license compliance program. License compliance revenues can vary from quarter to quarter. We expect production license revenues to grow in absolute dollars over the course of fiscal 2010.

Subscription Revenues. Subscription revenues decreased $4.1 million or 12% in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The decrease was primarily attributable to lower sales of new subscription contracts in the prior year resulting partly from customer purchases under our multi-year term license model in lieu of renewing subscription revenue contracts. We expect subscription revenues to decrease slightly in absolute dollars over the remainder of fiscal 2010.

Service Revenues. Service revenues are derived from fees for professional services, which include design and development fees, software maintenance contracts, customer training and consulting.

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
Maintenance revenues	$9,812	$7,931	12%	9%
Other service revenues	13,464	13,966	16	16

Total service revenues, net	$23,276	$21,897	28%	25%

Maintenance revenues increased $1.9 million or 24% during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The increase was primarily related to a higher volume of maintenance revenues recognized under our multi-year term license model. We expect maintenance revenues to increase over the remainder of fiscal 2010, as a result of maintenance revenues to be recognized under our multi-year term license contracts.

Other service revenues, which consist of professional services and training, decreased slightly by $502,000 or 4% during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The slight decrease is due to a lower volume of professional service business primarily in the consumer device sector partially offset by an increase in fixed-price service revenues related to certain large contracts executed in prior year. During the three months ended April 30, 2009 and 2008, we generated $8.8 million and $6.9 million, respectively, in revenue from fixed-price services contracts. Fixed-price services contracts are accounted for under the percentage-of-completion method of accounting. Time-and-materials service contracts are recognized as services are performed. We expect overall services revenue to grow in absolute dollars over the remainder of fiscal 2010.

Our services backlog, which represents contractual commitments for our professional services not yet billed or delivered, has decreased by $8.0 million or 36% from $22.4 million at January 31, 2009 to $14.5 million at April 30, 2009. The change reflects the overall decrease in the volume of professional service consulting business with our customers during the first quarter of fiscal 2010. We expect that most of our services backlog will be billed and delivered within the next 12 months, but service contracts are subject to change or termination, and management does not believe that services backlog, as of any particular date, is a reliable indicator of future performance. Our services backlog, which is not reflected on our balance sheet, is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements, and the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

Revenues by Segment

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
VxWorks	$59,253	$68,007	72%	77%
Linux	13,687	8,009	17	9
Non-Core Products and Design Services	3,971	5,519	4	7
All Other	5,559	6,330	7	7

Total revenues, net	$82,470	$87,865	100%	100%

Our VxWorks segment comprises our proprietary VxWorks real-time operating system and related products and services. VxWorks revenues decreased $8.8 million or 13% during the three months ended April 30, 2009 compared to the three months ended April 30, 2008. This decrease primarily resulted from a large perpetual license deal that was executed in the first quarter of fiscal 2009.

Our Linux segment comprises our open-source-based, commercial-grade Linux operating systems and related products and services. Linux revenues increased $5.7 million or 71% during the three months ended April 30, 2009 compared to the same period of the prior year. This increase was attributable to increased market demand for our Linux platforms and services primarily in our networking, automotive and digital consumer markets.

Our Non-Core Products and Design Services segment consists of our pSOS real-time operating system, which was acquired from Integrated Systems, Inc. in fiscal 2001, certain other non-core products and turn-key product design services. Non-Core Products and Design Services revenues decreased $1.5 million or 28% during the three months ended April 30, 2009 as compared to the same period of the prior year due to lower levels of Design Services business.

Our All Other segment includes our development tools, common technologies, device test products and related services. All Other segment revenues decreased $771,000 or 12% during the three months ended April 30, 2009 as compared to the same period of the prior year. The decrease was attributable to a decline in revenues of our Tools product division associated with lower levels of business.

Revenues by Geography

	Three Months Ended April 30,		Percentage of Total Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
North America	$43,394	$43,768	53%	50%
EMEA	16,719	22,235	20	25
Japan	10,660	13,264	13	15
Asia Pacific	11,697	8,598	14	10

Total revenues, net	$82,470	$87,865	100%	100%

Revenues from international sales decreased 11% to $39.1 million during the three months ended April 30, 2009 from $44.1 million in the three months ended April 30, 2008. The decrease was due to a 25% decrease in revenues from EMEA and a 20% decrease in revenues from Japan, offset in part by a 36% increase in revenues from Asia Pacific. The general level of decreased revenues in the geographic areas resulted primarily from reduced customer demand for our software and services both domestically and internationally, attributable to the current global economic recession. The increased revenues in Asia Pacific resulted primarily from a large multi-year term license deal executed in the first quarter of fiscal 2010. International revenues accounted for 47% and 50% of total revenues during the three months ended April 30, 2009 and 2008, respectively.

Our international sales are primarily denominated in United States Dollars, Euros, British Pounds, the Swedish Krona and Japanese Yen. The change in average exchange rates between the dollar and other currencies between the three months ended April 30, 2009 and 2008 impacted our international revenues. These changes accounted for $1.2 million of the decrease in international revenues in the three months ended April 30, 2009 as compared to the same period in fiscal 2009.

We expect international sales to continue to represent a significant portion of our revenues, although the percentage may fluctuate from period to period.

Deferred Revenues

Our deferred revenues consist of the following:

	April 30, 2009	January 31, 2009	Dollar Change	Percent Change
	(In thousands, except percentages)
Current deferred revenues:
Subscription	$62,178	$67,739	$(5,561)	(8)%
Maintenance and other	42,877	46,717	(3,840)	(8)

Total current deferred revenues	105,055	114,456	(9,401)	(8)
Long-term deferred revenues:
Subscription	6,877	7,748	(871)	(11)
Maintenance and other	9,375	10,017	(642)	(6)

Total long-term deferred revenues	16,252	17,765	(1,513)	(9)

Total deferred revenues	$121,307	$132,221	$(10,914)	(8)%

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

Our total deferred revenues decreased to $121.3 million at April 30, 2009 from $132.2 million at January 31, 2009. The decrease was primarily due to the ratable recognition of subscription contracts that commenced in prior years and lower sales of new subscription contracts, resulting primarily from a higher mix of customer purchases under our term license model during the first quarter of fiscal 2010. To a lesser extent, the decrease was due to a decline in our deferred maintenance and other revenues, attributable to a lower volume of professional service business in the first quarter of fiscal 2010.

Cost of Revenues

	Three Months Ended April 30,		Percentage of Associated Revenues, net
	2009	2008	2009	2008
	(In thousands, except percentages)
Product	$661	$750	2%	2%
Subscription	2,964	4,662	10	14
Service	14,284	16,746	61%	76%
Amortization of purchased intangibles	399	528

Total cost of revenues	$18,308	$22,686

Gross profit	$64,162	$65,179
Gross profit percentage	78%	74%

The general decrease in overall costs of revenue is primarily attributable to a lower utilization of third-party consultants, reduced incentive compensation and other personnel related costs.

Cost of Product. Product-related costs of revenues consist primarily of salaries, benefits, and stock-based compensation for employees involved in production, other direct production costs, royalty payments to third parties for the use of their software, and shipping costs.

Cost of product decreased slightly in absolute dollars, but remained flat as a percentage of associated revenues, during the three months ended April 30, 2009, compared to the same period of the prior year. Product-related cost of revenues may be affected in the future by costs of distribution related to the introduction of new products, royalty costs for use of third-party software in our products and by the amortization of capitalized software development costs.

Cost of Subscription. Subscription-related costs of revenues consist primarily of salaries, benefits, and stock-based compensation for employees, other direct production costs, royalty payments to third parties for the use of their software, shipping costs and costs of providing subscription-related maintenance and support services.

Cost of subscription decreased in absolute dollars and as a percentage of associated revenues during the three months ended April 30, 2009 as compared to the same period in the prior year. The decrease was primarily due to a decline in maintenance and support services costs attributable to reduced compensation costs including incentive compensation, lower production costs, and a lower allocation of these costs to cost of subscription that resulted from a lower mix of subscription revenues and a decrease in training related activities associated with subscriptions.

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

Cost of services decreased by $2.5 million or 15% during the three months ended April 30, 2009 as compared to the same period in the prior year. This decrease was primarily due to a decline in outsourced consulting of $1.8 million during the three months ended April 30, 2009 related to lower utilization of third-party consultants as we integrated the consulting employees of the S.C. Comsys S.R.L. and MIZI acquisitions. In addition, decreased employee compensation costs including incentive compensation costs of $1.6 million also contributed to the overall decrease in cost of services. This decrease was partially offset by $1.1 million of lower allocation of gross service costs to cost of subscription due to a lower mix of subscription revenue and a decrease in training related activities associated with subscription. We expect cost of services to continue to fluctuate as a percentage of service revenues based on our ability to fully utilize our professional services organization.

Amortization of Purchased Intangibles. Amortization of purchased intangibles relates to the amortization of completed technology and assembled workforce associated with acquisitions. The slight decrease during the three months ended April 30, 2009 as compared to the same period in the prior year was primarily attributable to purchased intangibles, related to our acquisition of the ScopeTools business unit of Real-Time Innovations, Inc in fiscal 2005 and Interpeak AB in fiscal 2007, which were fully amortized during the fourth quarter of fiscal 2009 and first quarter of fiscal 2010, respectively. The decrease was offset in part by increased amortization related to our acquisition of the MIZI and Tilcon businesses, which were completed in October 2008 and February 2009, respectively.

We expect amortization of purchased intangibles to be relatively flat in absolute dollars over the remainder of fiscal 2010.

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

The general decrease in absolute dollars in operating expenses relates primarily to a reduction in employee-related costs including incentive compensation and the impact of foreign currency rate fluctuations. The change in average exchange rates between the U.S. dollar and other currencies between the three months ended April 30, 2009 and 2008 impacted our international operating expenses and accounted for $4.0 million of the decrease in international operating expenses during the three months ended April 30, 2009 as compared to the same period in fiscal 2009.

Selling and Marketing. Selling and marketing expenses consist primarily of product and other marketing related expenses, compensation related expenses, sales commissions, facility costs and travel costs.

	Three Months Ended April 30,		Percent Change
	2009	2008
	(In thousands, except percentages)
Selling and marketing	$32,969	$35,172	(6)%
As a percentage of net revenues	40%	40%

Total selling and marketing expenses decreased by $2.2 million during the three months ended April 30, 2009 as compared to the same period in the prior year. The decrease primarily reflects lower employee-related costs of $1.3 million associated with declines in sales commission, travel costs and incentive compensation and the impact of foreign currency rate fluctuations. The decrease was also attributable to lower outside consulting fees of $657,000 resulting from a lower utilization of third-party consultants in the selling and marketing organization and lower facilities and information technology and other costs of $308,000. We expect that selling and marketing expenses will remain flat or be slightly lower in absolute dollars over the remainder of fiscal 2010.

Product Development and Engineering Expenses. Product development and engineering expenses consist primarily of payroll and stock-based compensation related expenses, facility costs and consulting fees for our product research and development organization.

	Three Months Ended April 30,		Percent Change
	2009	2008
	(In thousands, except percentages)
Product development and engineering	$20,872	$20,307	3%
As a percentage of net revenues	25%	23%

Total product development and engineering expenses increased by $565,000 during the three months ended April 30, 2009 as compared to the same period in the prior year. The increase primarily reflects increased consulting fees of $750,000 related to increased utilization of third-party consultants and higher facilities and information technology and other costs of $211,000. The increase was partially offset by the lower employee-related costs of $512,000 associated with decreased employee compensation costs including incentive compensation, and the impact of foreign currency rate fluctuations.

We expect product development and engineering expenses to be relatively flat in absolute dollars over the remainder of fiscal year 2010 as we continue to invest in new and existing products.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation-related expenses, facilities-related expenses and external fees for professional services, such as legal and accounting.

	Three Months Ended April 30,		Percent Change
	2009	2008
	(In thousands, except percentages)
General and administrative	$8,281	$9,040	(8)%
As a percentage of net revenues	10%	10%

Total general and administrative expenses decreased by $759,000 during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008. The decrease reflects lower employee-related costs of $1.0 million, primarily attributable to lower incentive compensation, and lower tax compliance fees of $461,000. The decrease was partially offset by acquisition-related costs of $332,000 associated with the purchase of Tilcon, which are now required to be expensed under SFAS 141R, and increases in facilities and information technology and other costs of $301,000 and legal fees of $212,000.

We expect that general and administrative expenses will remain relatively flat in absolute dollars over the remainder of fiscal year 2010. We also expect to incur additional expenses and fees, primarily in the second and third quarters of fiscal 2010, in connection with the execution of the Agreement and Plan of Merger on June 4, 2009 with Intel Corporation and APC II Acquisition Corporation, a wholly owned subsidiary of Intel.

Amortization of Other Intangibles

Amortization of other intangibles represents the amortization of acquisition-related intangible assets. The increase during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 is attributable to higher amortization associated with intangibles acquired as part of the MIZI and Tilcon acquisitions, which were completed in October 2008 and February 2009, respectively.

We expect amortization of other intangibles to increase over the remainder of fiscal 2010.

Restructuring Charges

In February 2009, we implemented a restructuring plan to better align our resources with our strategic business objectives and to support profitable growth in the future. As part of this plan, we eliminated approximately 36 positions, including employees from the Device Test reporting unit, which is included in the All Other reportable segment. As a result, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), we recognized restructuring charges of $627,000 during the first quarter of fiscal 2010 related to severance, medical and outplacement benefits for terminated employees. We anticipate annual cost savings of approximately $3.5 million to $4.5 million in connection with this restructuring plan.

In April 2009, we vacated a leased facility in Canada acquired as part of the Tilcon acquisition. In accordance with SFAS 146, we recognized restructuring charges of $118,000 related to future lease payments, with the assumption of no sublease income given the current market conditions and the short remaining lease term. In addition, during the first quarter of fiscal 2010, we recognized restructuring charges of $103,000 related to the revision of certain sublease income assumptions for a partially vacated facility in the United Kingdom.

The following table sets forth an analysis of the components of restructuring charges and other activity within the restructuring accrual during the three months ended April 30, 2009 (in thousands):

	Work Force Reduction	Consolidation of Excess Facilities	Total
Restructuring liabilities as of January 31, 2009	$48	$263	$311
Restructuring charges	627	221	848
Cash payments	(622)	(53)	(675)
Translation and other adjustments	4	13	17

Restructuring liabilities as of April 30, 2009	$57	$444	$501

The remaining restructuring liability as of April 30, 2009 is included as a component of accrued liabilities and other long-term liabilities on the accompanying condensed consolidated balance sheet and is related primarily to a lease obligation on the partially vacated facility in the United Kingdom and the lease obligation on the vacated facility in Canada. We have paid the majority of the severance benefits associated with the restructuring plan implemented in the first quarter of fiscal 2010 and expect to pay the remaining severance benefits during the remainder of fiscal 2010. The remaining lease obligations for the vacated facility in Canada and the partially vacated facility in United Kingdom will be settled over the remaining lease terms, which expire in fiscal year 2011 and 2012, respectively.

Operating Income (Loss) by Segment

	Three Months Ended April 30,		Percent Change
	2009	2008
	(In thousands, except percentages)
VxWorks	$20,503	$24,588	(17)%
Linux	(3,690)	(5,891)	(37)
Non-Core Products and Design Services	2,324	853	172
All Other	(2,209)	(2,320)	(5)
Corporate unallocated expenses:
Stock-based compensation	(2,904)	(3,047)	(5)
Amortization of purchased and other intangibles	(1,281)	(635)	102
Corporate marketing	(3,304)	(3,955)	(16)
General and administrative (including stock-based compensation)	(8,281)	(9,040)	(8)
Restructuring and other charges	(848)	(2,930)	(71)

Income (loss) from operations	$310	$(2,377)	(113)%

Operating income for the VxWorks segment decreased $4.1 million during the three months ended April 30, 2009 as compared to the same period in the prior year. The decrease during the three months ended April 30, 2009 resulted from a decrease in revenues of $8.8 million, partially offset in part by a decline in expenses of $4.7 million related to lower cost of revenues resulting from a lower mix of professional services business and a decline in selling and engineering expenses. The decreased revenues in fiscal 2010 were primarily attributable to a large perpetual license transaction that was executed during the first quarter of fiscal 2009.

Operating loss for the Linux segment decreased by $2.2 million during the three months ended April 30, 2009 as compared to the same period in the prior year. The decrease during the three months ended April 30, 2009 reflects an increase in revenues of $5.7 million and an increase in expenses of $3.5 million. The increase in expenses is attributable to increased cost of revenues of $630,000 associated with a higher mix of professional service business and a rise in engineering, sales and marketing expenses of $2.8 million due to our continued investment in the Linux business based on expected long-term growth.

Operating income for the Non-Core Products and Design Services segment increased by $1.5 million during the three months ended April 30, 2009 as compared to the same periods in the prior year. The increase during the three months ended April 30, 2009 resulted from a decrease in cost of revenues of $2.7 million and a decrease in selling expenses of $343,000 partially offset by a decline in revenues of $1.5 million, primarily due to a decline in the Design Services business.

Operating loss for all other segments decreased by $111,000 during the three months ended April 30, 2009 as compared to the same period in the prior year. The decrease during the three months ended April 30, 2009 reflects a decline in expenses of $509,000 in the Device Test reporting unit and a decline in expenses of $372,000 in the Tools reporting unit, partially offset by a decline in revenues of $862,000 in the Tools reporting unit. The decrease in expenses was due primarily to decreased sales, marketing and engineering expenses associated with this reportable segment.

Stock-based Compensation

We recorded stock-based compensation expense as follows for the three months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended April 30,
	2009	2008
Cost of revenues	$628	$649
Selling and marketing expenses	1,347	1,469
Product development and engineering expenses	929	929
General and administrative expenses	1,246	1,241

Total stock-based compensation expense	$4,150	$4,288

The stock-based compensation remained relatively flat during the three months ended April 30, 2009, as compared to the same period in the prior year. A change in the number of options or restricted stock units that are granted, the associated vesting period, the stock price or the assumptions underlying our Black-Scholes valuation for stock options, could cause the amount of stock-based compensation that is recognized to vary.

As of April 30, 2009, there was approximately $27.9 million of unrecognized compensation cost related to unvested stock options, restricted stock units, performance shares and employee stock purchase rights granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Other Income, net

	Three Months Ended April 30,
	2009	2008
	(In thousands)
Interest income	$1,245	$2,349
Interest expense	(68)	(112)
Other income (expense), net	(1,068)	326

Total other income, net	$109	$2,563

Interest Income. Interest income decreased by $1.1 million or 47% during the three months ended April 30, 2009 as compared to the same period in the prior year. This decrease was due primarily to lower yields on lower cash, cash equivalent and investment balances. The average yield for the three months ended April 30, 2009 was 3.33% compared to 4.51% for the three months ended April 30, 2008. Cash, cash equivalents and investments totaled $169.8 million and $206.5 million as of April 30, 2009 and 2008, respectively.

Interest Expense. Interest expense decreased slightly during the three months ended April 30, 2009 as compared to the same period in the prior year, related primarily to other miscellaneous interest charges.

Other income (expense), Net. Other income (expense), net decreased by $1.4 million during the three months ended April 30, 2009 as compared to the same period in the prior year. The change was related primarily to increase in net foreign currency losses of $1.1 million and a decrease in net gain on sales of investments of $349,000, and to lesser extent, due to an increase in other-than-temporary impairments on investments.

During the three months ended April 30, 2009, we determined that one corporate debt security and three asset-backed securities within our investment portfolio were other-than-temporarily impaired due to deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recorded other-than-temporary impairment losses of $325,000 related to these securities during the three months ended April 30, 2009. In addition, during the three months ended April 30, 2009, we recorded an other-than-temporary impairment loss of $88,000 related to our investment in the Reserve Primary Money Market Fund (Reserve Primary Fund). The total recorded other-than-temporary impairment losses were $413,000 during the three months ended April 30, 2009 compared to $357,000 recorded in the three months ended April 30, 2008.

Benefit from Income Taxes

We had a benefit from income taxes of $142,000 and $276,000 for the three months ended April 30, 2009 and 2008, respectively. The benefit from income taxes is based on estimates of our expected benefit or liability for domestic and foreign income taxes, and is calculated by applying our estimated annual effective tax rate to the income (loss) before income taxes, adjusted for any discrete items. Our benefit from income taxes decreased by $134,000 for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 due primarily to the impact of recording discrete items. The three months ended April 30, 2009 also includes a charge of $129,000 for additional tax associated with Sweden which relates to fiscal 2009.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates in effect when the differences are expected to reverse. SFAS 109 provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur. With the primary exception of the U.S. tax jurisdiction, we have determined that it is more likely than not that our deferred taxes will be realized. Accordingly, we have net deferred tax assets of $5.8 million primarily related to certain international jurisdictions and a full valuation allowance against the remainder of our deferred tax assets as of April 30, 2009.

Should we determine that it is more likely than not that our U.S deferred tax assets will be realized, we will adjust the related valuation allowance and recognize a material increase to income in the period that such determination is made. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. While we have experienced a slight increase in profitability during the three months ended April 30, 2009 compared to the same period in the prior year, the significant uncertainty in the current economic climate makes it is difficult to objectively verify the impact on the Company’s future profitability. Accordingly, considering this and other evidence, we have determined that it is more likely than not that our U.S. deferred tax assets will not be realized at this time. We will continue to evaluate the ability to realize, by jurisdiction, its deferred tax assets and related valuation allowances on a quarterly basis. If the current economic environment does not have a significant negative impact on our future profitability, it is reasonably possible that a material adjustment to the valuation allowance may occur within the near term.

In addition, changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. For example, we consider the operating earnings of certain foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change.

Liquidity and Capital Resources

As of April 30, 2009, we had working capital of approximately $26.7 million, and cash, cash equivalents and investments of approximately $169.8 million, which included $74.6 million of cash and cash equivalents, $16.4 million of short-term investments and $78.8 million of investments with maturities greater than one year. We invest primarily in liquid, investment-grade instruments. We believe that our cash and cash equivalents and investments position allow us to use our cash resources for strategic investments to gain access to new technologies, acquisitions, provisions of working capital and the repurchase of shares.

Our total cash and cash equivalents and investments held outside of the United States in various foreign subsidiaries were $54.1 million as of April 30, 2009, and the remaining $115.7 million was held in the United States. Most of the amounts held outside of the United States could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

Cash Flows

Our consolidated statements of cash flows are summarized below (in thousands):

	Three Months Ended April 30,
	2009	2008
Net cash provided by operating activities	$5,454	$29,676
Net cash provided by (used in) investing activities	$(9,386)	$25,178
Net cash used in financing activities	$(1,308)	$(66,595)

Operating activities primarily include net income for the periods under consideration, non-cash charges such as stock-based compensation, depreciation and amortization expenses, other-than-temporary impairment of investments and changes in assets and liabilities. During the three months ended April 30, 2009, our operating activities provided net cash of $5.5 million compared to $29.7 million in the three months ended April 30, 2008.

Net cash provided by operating activities for the three months ended April 30, 2009, consisted of cash provided by operations of $9.4 million and cash used of $3.9 million arising from changes in assets and liabilities. Cash used of $3.9 million primarily related to a decrease in accounts receivable of $16.7 million offset by decreases in deferred revenues of $10.5 million and accrued compensation and accrued liabilities of $10.0 million. The decrease in accounts receivable was primarily due to strong cash collections and a lower volume of billing activities during the first quarter of fiscal 2010. The decline in deferred revenue is related to lower sales of subscription contracts resulting from customers’ adoption of our term license model and decreased volume of our professional services business. The decline in accrued compensation and accrued liabilities reflects decreased accrued incentive compensation and sales commission in the first quarter of fiscal 2010.

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

During the three months ended April 30, 2009, cash from operations included net income of $561,000 and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $4.2 million and $3.8 million, respectively. During the three months ended April 30, 2008, cash from operations included a net income of $462,000 and non-cash expenses primarily related to stock-based compensation and depreciation and amortization of $4.3 million and $3.0 million, respectively.

Our operating cash flows depend heavily on the level of our sales. To a large extent, our sales depend on general economic conditions affecting us and our customers, as well as the timing of new product introductions and other competitive factors and our ability to control expenses successfully.

Our investing activities used net cash of $9.4 million and provided net cash of $25.2 million in the three months ended April 30, 2009 and 2008, respectively. Investing activities generally relate to the purchase of investments, business acquisitions and equipment purchases, partially offset by cash provided from the sale and maturity of investments. The acquisition of property and equipment totaled $1.7 million and $1.2 million for the three months ended April 30, 2009 and 2008, respectively. During the three months ended April 30, 2009, our purchases of investments, net of maturities and sales, were $4.2 million. During the three months ended April 30, 2008, our maturities and sales of investments, net of purchases, were $26.3 million. During the three months ended April 30, 2009, we expended cash, net of cash acquired, of $3.5 million associated with our acquisition of Tilcon.

Our financing activities used net cash of $1.3 million and $66.6 million in the three months ended April 30, 2009 and 2008, respectively. During the three months ended April 30, 2009, we repurchased approximately 122,689 shares of our common stock for approximately $802,000 to satisfy employee withholding taxes upon the vesting of restricted stock units; in addition, we paid off outstanding loans of $517,000 assumed during the Tilcon acquisition. During the three months ended April 30, 2008, we repurchased approximately 8.7 million shares of our common stock for approximately $66.8 million, including repurchases from employees of 35,588 shares for $268,000 to satisfy employee withholding taxes upon the vesting of restricted stock units.

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

In fiscal 2008, the Board approved stock repurchase program that authorized us to acquire up to $50.0 million of our outstanding common stock. We completed this repurchase program during the first quarter of fiscal 2009. During each of the first and second quarters of fiscal 2009, the Board approved additional stock repurchase program that authorized us to repurchase up to an additional $50.0 million of outstanding common stock under each plan. As of April 30, 2009, approximately $45.0 million remained available for repurchases under our stock repurchase programs.

In light of the current difficult conditions in global financial markets, we have been proactively managing our cash equivalents and fixed income portfolio. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and fixed income portfolio invested in securities with a weighted-average credit rating exceeding AA. Our fixed income investments and publicly traded securities, apart from our investments in the Reserve Funds, are priced by pricing vendors and are classified as Level 1 or Level 2 investments, as measured under SFAS 157, as these vendors either provide a quoted market price in an active market or use observable inputs. In addition, we also compare these prices to prices provided by two other pricing vendors on a sample basis, when available, to ensure that the ultimate prices used to establish fair value are reasonable. See Note 3, “Financial Instruments” in the notes to the condensed consolidated financial statements.

Sufficiency of Cash Reserves

We believe that existing cash, cash equivalents and investments, together with cash generated from operations will be sufficient to fund our operating activities, capital expenditures, and other obligations for the foreseeable future. However, if during that period or thereafter, we are not successful in generating sufficient cash flows from operations or in raising additional financing when required in sufficient amounts on terms acceptable to us, our business could suffer. We expect to incur additional cash expenses and fees, primarily in the second and third quarters of fiscal 2010, in connection with the Agreement and Plan of Merger with Intel Corporation and APC II Acquisition Corporation, a wholly owned subsidiary of Intel.

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

During the three months ended April 30, 2009, we determined that one corporate debt security and three asset-backed securities within our investment portfolio were other-than-temporarily impaired due to deterioration in the quality of collateralized support, an overall under-collateralization and a significant non-recoverable decline in fair value. As a result, we recognized other-than-temporary impairment losses of $325,000 related to these securities during the three months ended April 30, 2009. In addition, during the three months ended April 30, 2009, we recognized an other-than-temporary impairment loss of $88,000 related to our investment in the Reserve Primary Money Market Fund (Reserve Primary Fund). The total recorded other-than-temporary impairment losses were $413,000 during the three months ended April 30, 2009.

Foreign Currency Risk

We conduct our business in North America, EMEA, Japan and Asia Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or changes in economic conditions in foreign markets. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of their local countries. Primary currencies include the Euro, the British Pound, the Swedish Krona and the Japanese Yen. The statements of operations of our international subsidiaries are generally translated into U.S. Dollars at the average exchange rates in each applicable period.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars. Changes in foreign currency exchange rates generally result in translation gains and losses that are deferred within accumulated other comprehensive income (loss) on our consolidated balance sheet and are recognized in the statement of operations upon the liquidation of a foreign subsidiary. The change in average exchange rates between the dollar and other currencies between the three-month period ended April 30, 2009 and the three-month period ended April 30, 2008 impacted our international revenues and international operating expenses. These changes accounted for $1.2 million of the decrease in international revenues, and $4.0 million of the decrease in international operating expenses, respectively, in the three-month period in fiscal 2010, as compared to the comparable period in fiscal 2009.

We enter into foreign currency forward exchange contracts to manage foreign currency exposures related to certain non-functional currency transaction related inter-company and certain other balance sheet accounts such as cash and accounts receivable. Transaction gains and losses on the contracts and the assets and liabilities are recognized each period in other income (expense), net. The notional amounts and fair values of our outstanding derivative financial instruments were as follows at April 30, 2009 (in thousands):

	Notional Amount	Fair Value Gain (Loss)
Forward Contracts:
Purchase	$46,615	$337
Sell	$26,034	$(131)

We do not enter into derivative financial instruments for trading or speculative purposes. The foreign currency exchange rate risk associated with our forward exchange contracts is limited as the exposure is substantially offset by exchange rate changes of the underlying hedged amounts.

As of April 30, 2009, cash and cash equivalents held outside the U.S., which are held primarily in currencies other than the U.S. dollar, totaled approximately $53.2 million.

Equity Price Risk

As of April 30, 2009, there have been no material changes to our equity price risk since the fiscal year ended January 31, 2009. For further information, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the fiscal year ended January 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Stockholder Litigation

On June 4, 2009, a class action complaint was filed in the Superior Court of the State of California, in and for the County of Alameda, by Mark Harvey against us and all of our current directors. The complaint alleges that defendants breached their fiduciary duties to our stockholders in connection with the negotiation and execution of the Merger Agreement and the Offer. The complaint seeks declaratory and injunctive relief, including declaring the Merger Agreement to be a breach of the fiduciary duties of the directors and thereby unlawful and unenforceable, rescinding the Offer and related documents, enjoining the directors from entering into the Offer until a fair price for the stockholders is obtained, directing the individual defendants to obtain a transaction in the best interest of our stockholders, and requiring payment of plaintiff’s costs and attorneys’ fees. In addition, on June 5, 2009, a second, substantially similar complaint was filed in the Superior Court of the State of California, in and for the County of Alameda, by Donald Smith against us, all of our current directors and Intel Corporation. We are currently evaluating these complaints.

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

The announcement and pendency of our agreement to be acquired by Intel could adversely affect our business, financial results and operations.

On June 4, 2009, we announced that we had entered into the Agreement and Plan of Merger (the “Merger Agreement”) with Intel pursuant to which a wholly-owned subsidiary of Intel will commence, as soon as reasonably practicable, a cash tender offer to acquire all of our issued and outstanding shares of common stock, including the associated rights to purchase Series A Junior Participating Preferred Stock issued pursuant to our Rights Agreement, at a price of $11.50 per share, net to the holder thereof in cash. After the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, such subsidiary will merge with and into us, and we will become a wholly-owned subsidiary of Intel.

The announcement and pendency of the Offer and the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors and employees, which could have an adverse effect on our business, financial results and operations. In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger. We could potentially lose customers or suppliers, or customer orders could be delayed or decreased. Our sales cycle may lengthen due to the uncertainty related to the proposed merger. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the Merger, which could adversely affect our business and results of operations.

We are subject to prohibitions contained in the Merger Agreement on soliciting, initiating, knowingly encouraging or knowingly facilitating alternative acquisition proposals. If violated, these restrictions could potentially result in the termination of the Merger Agreement by Intel. We are also subject to restrictions contained in the Merger Agreement on the conduct of our business prior to the completion of the Merger. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our business, financial results and operations.

The failure to complete the Offer and/or the Merger could adversely affect our business and the market price of our common stock and could result in substantial termination and reimbursement costs.

There is no assurance that the Offer and the Merger with Intel or any other transaction will occur. Consummation of the Offer is subject to various conditions, including a minimum condition for the valid tender of outstanding shares; the expiration or termination of applicable waiting periods under the HSR Act and other applicable waiting periods, clearances, consents or approvals of any governmental authority; the absence of a decline in the Standard and Poor’s 500 Index below 737 over certain measurement periods from five to ten days prior to the scheduled acceptance of the tender offer; and certain other conditions. The closing of the Merger is subject to certain closing conditions specified in the Merger Agreement, including approval of the Merger by a majority of the Company’s stockholders, if required.

If the proposed Offer and/or Merger, or a similar transaction, are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, under circumstances defined in the Merger Agreement, we may be required to pay Intel a termination fee of $30 million and/or reimburse Intel for up to $4 million in transaction expenses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Certain of our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our stockholders.

Our executive officers negotiated the terms of the Merger Agreement under the direction of the Board. The Board unanimously adopted, approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, declared it in the best interest of our stockholders for us to enter into the Merger Agreement and consummate the transactions contemplated by the Merger Agreement, declared the terms of the Offer and the Merger fair to our stockholders and recommended that our stockholders tender their shares into the Offer and, if required, vote in favor of adoption of the Merger Agreement. These directors and executive officers may have interests in the merger that are different from, or in addition to or may be deemed to conflict with those of our stockholders. These interests may include the continued employment of certain of our executive officers by the combined company and the indemnification of former directors and officers by the combined company. With respect to these directors and executive officers, these interests also include the treatment in the Merger of employment agreements, severance policies, change of control arrangements, restricted stock units, stock options and other rights held by these directors and executive officers.

Continuing or worsening weakness in general economic conditions and other geopolitical factors may adversely affect our operating results and financial condition.

Our results of operations are dependent to a large extent upon the state of the global economy. We have experienced over recent quarters, and expect to continue to encounter, a number of industry and market risks and uncertainties that limit our market visibility and, consequently, our ability to predict future revenue, profitability and general financial performance, and that could create variability in our results of operations. Continuing or worsening weakness in economic conditions in the North America, EMEA, Japan or the Asia Pacific region could adversely affect our customers and our results of operations and financial condition. Challenging economic conditions may decrease our customers’ demand for our products and services, including decreasing demand for our multi-year term licenses, or impair the ability of our customers to sell products incorporating our software or to pay for products and services they have purchased. As a result, our revenues could be unpredictable and may decrease and reserves for doubtful accounts and write-offs of accounts receivable may also be unpredictable and increase.

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

Furthermore, we maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be further affected and our investments may experience other-than-temporary declines in fair value, requiring an additional impairment charge that could adversely impact our financial results. In the first quarter of fiscal 2010, we recorded other-than-temporary impairments associated with our investment portfolio totaling $413,000. See Note 3, “Financial Instruments” in the notes to condensed consolidated financial statements for further information regarding the impairment of our investments.

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

We develop and sell a substantial percentage of our products internationally. For the three months ended April 30, 2009 and 2008, revenues from international sales were $39.1 million, or 47% of total revenues, and $44.1 million, or 50% of total revenues, respectively. Additionally, we have investments in, or have made acquisitions of, companies located outside the United States. Over the long term, we expect to continue to make investments to further support and expand our international operations and increase our direct sales force and distribution network in EMEA, Japan and the Asia Pacific region. In particular, we intend to increase significantly our engineering and professional services resources in China, Korea, Romania and Canada. Risks inherent in international operations include:

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

A change in any accounting pronouncements, such as the adoption of Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations effective in the first quarter of fiscal 2010, or taxation rules or practices can have a significant effect on our results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. For example, we consider the operating earnings of certain foreign subsidiaries to be invested indefinitely outside the United States. We have not provided for United States federal and state income taxes or foreign withholding taxes that may result on future remittances of undistributed earnings of foreign subsidiaries. The Obama administration recently announced several proposals to reform United States tax rules which could become effective for tax years beginning after December 31, 2010, including proposals that may result in a reduction or elimination of the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate. Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

In recent years, the stock markets in general and the shares of technology companies in particular have experienced extreme price fluctuations. These recent price fluctuations are not necessarily proportionate to the operating performance of the companies affected. Our stock price has similarly experienced significant volatility. As reported on The NASDAQ Global Select Market, during the three months ended April 30, 2009, our stock had an intra-day high sales price of $8.39 and an intra-day low sales price of $5.61. During fiscal year 2009, our stock had an intra-day high sales price of $12.99 and an intra-day low sales price of $6.07. In some of our past fiscal quarters, we experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. These factors relating to the fluctuations in our revenues and net income may continue to affect our stock price. Comments by, or changes in estimates from, securities analysts as well as significant developments involving our competitors or our industry could also affect our stock price. In addition, the market price of our common stock is affected by the stock performance of other technology companies generally, as well as companies in our industry and our customers in particular. Other broad market and industry factors may negatively affect our operating results or cause our stock price to decline, as may general political or economic conditions in the United States and globally, such as recessions, or interest rate or currency fluctuations. Over the past nine months, the U.S. and international stock market indices have experienced significant declines, and these general market trends have adversely impacted the trading price of our common stock. Furthermore, the stock market may be adversely impacted, or experience unusual volatility, as a result of the outbreak of armed conflict or hostilities involving the United States or incidences of terrorism in, or directed at, the United States or its allies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 4, 2009, by and among Wind River Systems, Inc., Intel Corporation and APC II Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the registrant’s Report on Form 8-K filed on June 8, 2009).

3.1	Amended and Restated Certificate of Incorporation of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.1(a)-(d) of the registrant’s Report on Form 10-Q filed on December 15, 2000).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.1 of the registrant’s Report on Form 8-K filed November 4, 1999).

3.3	Amended and Restated Bylaws of Wind River Systems, Inc. (incorporated by reference to Exhibit 3.3 of the registrant’s Report on Form 10-K filed on May 1, 2007).

4.1	Amended and Restated Rights Agreement dated as of September 29, 2006 between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as rights agent, and form of Rights Certificate thereunder (incorporated by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed on October 3, 2006).

4.2	First Amendment to Amended and Restated Rights Agreement, dated as of June 4, 2009, between Wind River Systems, Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-A/A filed on June 4, 2009).

10.1*	Wind River Systems, Inc. 2005 Equity Incentive Plan, as amended and restated as of April 27, 2009 (incorporated by reference to Appendix A of the registrant's definitive proxy statement filed on May 4, 2009).

10.2*†	Form of Amended Notice of Grant of Restricted Stock Unit (RSU) under the 2005 Equity Incentive Plan.

10.3*†	Notice of Grant of Performance Shares to Kenneth Klein dated March 20, 2009.

10.4	Tender and Support Agreement, dated as of June 4, 2009, between Intel Corporation, APC II Acquisition Corporation and certain stockholders of Wind River Systems, Inc. listed on Annex I thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Report on Form 8-K filed on June 8, 2009).

10.5*	Executive Employment Agreement, dated June 4, 2009, by and among Wind River Systems, Inc., Intel Corporation and Kenneth R. Klein (incorporated by reference to Exhibit 10.2 to the registrant’s Report on Form 8-K filed on June 8, 2009).

10.6*	Non-Competition Agreement, dated as of June 4, 2009, by and among Intel Corporation, Wind River Systems, Inc. and Kenneth R. Klein (incorporated by reference to Exhibit 10.3 to the registrant’s Report on Form 8-K filed on June 8, 2009).

10.7*	Executive Employment Agreement, dated June 4, 2009, by and among Wind River Systems, Inc., Intel Corporation and Ian Halifax (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 8, 2009).

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

*	Indicates management contracts or compensatory plan or arrangement filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIND RIVER SYSTEMS, INC.

Date: June 9, 2009	By:	/s/ IAN R. HALIFAX
Ian R. Halifax Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)